Form 10-Q
period 1996-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 1996-11-05
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ______________________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                        Commission file number 333-06601

                          DURA AUTOMOTIVE SYSTEMS, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                          38-2961431
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)
            4508 IDS CENTER                        55402
     MINNEAPOLIS, MINNESOTA                      (Zip Code)
(Address of principal executive offices)

                                 (612) 332-2335
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes                      No  X
                             ---                     ---

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at October 15, 1996 was 3,795,000 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at October 15, 1996 was 4,998,254 shares.

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                        1996             1995
                                                 -----------------   -----------
                                                               (Note 4)


Revenues                                              $ 57,130         $ 51,426

Cost of sales                                           50,010           45,858
                                                      --------         --------

   Gross profit                                          7,120            5,568

Selling, general and administrative expenses             3,651            3,462

Amortization expense                                       219              273
                                                      --------         --------

   Operating income                                      3,250            1,833

Interest expense, net                                      387            1,135
                                                      --------         --------

   Income before provision for income taxes              2,863              698

Provision for income taxes                               1,117              281
                                                      --------         --------

   Net income                                         $  1,746         $    417
                                                      --------         --------
                                                      --------         --------

   Net income per common and common
     equivalent share                                 $   0.25         $   0.08
                                                      --------         --------
                                                      --------         --------

   Weighted average common and common
     equivalent shares outstanding                       6,955           5,039
                                                      --------         --------
                                                      --------         --------


                     The accompanying notes are an integral
                part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1996             1995
                                                 ----------------    ----------
                                                               (Note 4)

Revenues                                            $  184,487       $  194,292

Cost of sales                                          159,151          170,588
                                                      --------         --------

   Gross profit                                         25,336           23,704

Selling, general and administrative expenses            11,237           10,207

Amortization expense                                       691              821
                                                      --------         --------

   Operating income                                     13,408           12,676

Interest expense, net                                    2,287            3,766

Gain on sale of window regulator business                    -            4,240
                                                      --------         --------

   Income before provision for income taxes             11,121           13,150

Provision for income taxes                               4,421            5,307
                                                      --------         --------

   Net income                                         $  6,700         $  7,843
                                                      --------         --------
                                                      --------         --------

   Net income per common and common
    equivalent share                                   $  1.18          $  1.58
                                                      --------         --------
                                                      --------         --------

   Weighted average common and common
    equivalent shares outstanding                        5,669            4,976
                                                      --------         --------
                                                      --------         --------


                     The accompanying notes are an integral
                part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                   September 30,    December 31,
             Assets                                     1996            1995
---------------------------------------            --------------  -------------
                                                     (unaudited)
Current assets:
   Cash and cash equivalents                          $  6,081         $  1,732
   Accounts receivable, net                             44,351           34,990
   Inventories                                          10,786           11,916
   Other current assets                                  5,871           10,661
                                                  ------------       ----------
     Total current assets                               67,089           59,299

Property, plant and equipment, net                      35,836           36,707

Goodwill and other assets, net                          44,827           44,525
                                                  ------------       ----------

                                                    $  147,752       $  140,531
                                                  ------------       ----------
                                                  ------------       ----------

Liabilities and Stockholders' Investment
-------------------------------------------

Current liabilities:
   Current maturities of long-term debt                 $  163         $  5,137
   Accounts payable                                     23,719           24,865
   Accrued liabilities                                  20,872           15,596
                                                  ------------       ----------

     Total current liabilities                          44,754           45,598

Long-term debt, net of current maturities                  306           46,639
Other noncurrent liabilities                            18,753           20,611
                                                  ------------       ----------

Stockholders' investment:
   Preferred stock                                          --            --
   Common stock - Class A                                   38            --
   Common stock - Class B                                   50               50
   Additional paid-in capital                           63,061           13,563
   Retained earnings                                    20,958           14,258
   Subscriptions receivable                               (168)            (188)
                                                  ------------       ----------

     Total stockholders' investment                     83,939           27,683
                                                  ------------       ----------

                                                    $  147,752       $  140,531
                                                  ------------       ----------
                                                  ------------       ----------


                     The accompanying notes are an integral
              part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1996             1995
                                                 ---------------   ------------
OPERATING ACTIVITIES:
   Net income                                         $  6,700         $  7,843
   Adjustments to reconcile net income to
    net cash provided by operating activities-
      Depreciation and amortization                      4,677            4,285
      Deferred income tax provision                      2,218            2,660
      Gain on sale of window regulator business              -           (4,240)
      Changes in other operating items                  (1,169)             886
                                                  ------------       ----------

     Net cash provided by operating activities          12,426           11,434
                                                  ------------       ----------
INVESTING ACTIVITIES:
   Capital expenditures, net                            (3,115)          (3,330)
   Sale of window regulator business, net                    -           18,006
   Other, net                                           (3,211)            (398)
                                                  ------------       ----------
     Net cash provided by (used in)
      investing activities                              (6,326)          14,278
                                                  ------------       ----------

FINANCING ACTIVITIES:
   Net proceeds from Offering                           49,576             -
   Borrowings under revolving credit facility           71,250           63,750
   Repayment of revolving credit facility              (81,000)         (73,000)
   Repayment of long-term debt                         (41,557)         (11,539)
   Other, net                                              (20)             181
                                                  ------------       ----------

     Net cash used in financing activities              (1,751)         (20,608)
                                                  ------------       ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  4,349            5,104

CASH AND CASH EQUIVALENTS:
   Beginning of period                                   1,732               17
                                                  ------------       ----------
   End of period                                      $  6,081         $  5,121
                                                  ------------       ----------
                                                  ------------       ----------


                     The accompanying notes are an integral
                part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by Dura Automotive Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-06601).

     Revenues and operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. On August 14, 1996, the Company completed an initial public offering of 3,795,000 shares of its Class A common stock at $14.50 per share (the "Offering"). The Company received net proceeds of approximately $50 million from the Offering. Net proceeds from the Offering were used to repay certain outstanding indebtedness. Immediately prior to the completion of the Offering, the Company's board of directors and stockholders approved an Amended and Restated Certificate of Incorporation and a recapitalization pursuant to which the outstanding shares of the Company's Class A, B and C common stock were exchanged for 4,998,254 shares in the aggregate of the Company's new Class B common stock (out of a total of 10,000,000 shares of Class B common stock authorized for issuance under the Amended and Restated Certificate of Incorporation). Immediately after the consummation of the recapitalization and the Offering, the Company had outstanding 8,793,254 shares of common stock. In addition, the Company has options outstanding to purchase 32,045 shares of Class B common stock at an exercise price of $1.45 per share. The accompanying unaudited condensed consolidated financial statements have been retroactively restated to give effect to the recapitalization as if it had occurred at the beginning of the earliest period presented.

     Prior to consummation of the Offering, the board of directors and stockholders of the Company approved the 1996 Key Employee Stock Option Plan (the "Stock Option Plan"). Certain people who are full-time, salaried employees of the Company will be eligible to participate in the Stock Option Plan (an "Employee Participant"). A committee of the board of directors will select the Employee Participants and determine the terms and conditions of the options. The Stock Option Plan will provide for the issuance of options to Employee Participants covering 600,000 shares of Class A common stock of the Company, subject to certain adjustments reflecting changes in the Company's capitalization. As of September 30, 1996, the Company had granted non-qualified stock options to acquire 102,373 shares of Class A common stock at an exercise price of $14.50 per share and incentive stock options to acquire 5,761 shares of Class A common stock at an exercise price of $14.50 per share. The options vest over six months to two years. As of September 30, 1996, no options were exercisable.

3.   Inventories consisted of the following (in thousands):

                     Sept. 30, 1996     Dec. 31, 1995
                     --------------     -------------

     Raw materials   $    5,095        $   5,841
     Work in process      3,680            3,883
     Finished goods       2,011            2,192
                      ---------          -------
                     $   10,786        $  11,916
                      ---------          -------
                      ---------          -------

4. On April 2, 1995, the Company sold the net assets of its window regulator business to Rockwell International Corporation for approximately $18 million in cash, resulting in a pretax gain of approximately $4.2 million. The results of operations of the window regulator business have been included in the accompanying condensed consolidated financial statements through April 2, 1995, the date of divestiture.

     The accompanying unaudited consolidated pro forma results of operations for the three and nine months ended September 30, 1996 and 1995 give effect to the Offering and the divestiture of the window regulator business as if they were completed at the beginning of the respective periods. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred at such date or to project the Company's results of future operations (in thousands, except per share data):

                                     Pro Forma Results
                   ---------------------------------------------------------
                       Nine Months Ended            Three Months Ended
                        September 30,                  September 30,
                   ---------------------------    --------------------------
                         1996          1995           1996           1995
                         ----          ----           ----           ----

Revenues            $  184,487     $  180,164     $  57,130      $  51,426
                    ----------     ----------     ---------      ---------
                    ----------     ----------     ---------      ---------

Operating income    $  13,408      $   12,288     $   3,250      $   1,833
                    ----------     ----------     ---------      ---------
                    ----------     ----------     ---------      ---------

Net income          $   8,078      $    6,895     $   1,983      $     941
                    ----------     ----------     ---------      ---------
                    ----------     ----------     ---------      ---------

Weighted average
 common and
 common
 equivalent
 shares
 outstanding            8,818           8,771         8,811         8,834
                    ----------     ----------     ---------      ---------
                    ----------     ----------     ---------      ---------
Net income per
 common and
 common equivalent
 share               $   0.92       $    0.79      $   0.23       $  0.11
                    ----------     ----------     ---------      ---------
                    ----------     ----------     ---------      ---------


5.   Long-term debt consisted of the following (in thousands):


                                        Sept. 30,         Dec. 31,
                                          1996              1995
                                        ---------        ----------
        Term loan                       $  -           $  37,408
        Revolving credit facility          -               9,750
        Subordinated promissory notes      -               4,000
        Other                              469               618
                                        ---------      ----------
                                             469          51,776
        Less-current maturities             (163)         (5,137)
                                        ---------      ----------
                                        $    306       $  46,639
                                        ---------      ----------
                                        ---------      ----------


          The Company's bank credit agreement consists of a revolving credit facility with a committed amount of $30 million subject to eligible accounts receivable, inventories and tooling work in process, as defined, which exceeded $30 million at September 30, 1996. At September 30, 1996, the Company had no borrowings outstanding under its revolving credit facility. The revolving credit facility is collateralized by substantially all assets of the Company. The revolving credit facility matures on August 31, 2000 and bears interest at the lender's prevailing reference rate plus up to .5% or the Eurodollar rate plus .75% to 1.75% at the discretion of the Company. Prior to the Offering, the Company had a $37.4 million term loan and $4.0 million in subordinated promissory notes payable to stockholders which, along with the revolving credit facility were repaid in August 1996 with proceeds from the Offering. The bank credit agreement contains various restrictive covenants, which, among other matters, require the Company to maintain certain financial ratios, including minimum liquidity, net worth and fixed charge coverage. The bank credit agreement also limits additional indebtedness, capital expenditures and cash dividends. The Company was in compliance with all such covenants as of September 30, 1996.

     6. In August 1996, the Company formed a joint venture with another automotive supplier to participate equally in the acquisition of a 26% interest in Pollone, S.A., a manufacturer of automotive components and mechanical assemblies headquartered in Brazil, for $5 million. The Company has accounted for this investment using the cost method of accounting.

     7.   In October 1996, the Company announced the following transactions:

          - A definitive agreement to acquire all of the outstanding common stock of KPI Automotive Group (KPI) from Sparton Corporation for approximately $80.5 million in cash. KPI manufactures shifter systems, parking brake mechanisms, brake pedals, underbody spare tire carriers and airbag components for the North American automotive industry from facilities in Indiana and Michigan. KPI has annual revenues of approximately $95 million. The Company expects the acquisition will be financed by an increase in its revolving credit facility. The Company expects to complete this transaction during December of 1996.

          - A letter of intent to acquire all of the outstanding common stock of the VOFA Group (VOFA) for approximately $35 million in cash and approximately $10 million in Class A common stock. Headquartered in Dusseldorf, Germany, VOFA has manufacturing facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain. VOFA manufactures shifter cables, brake cables and other light duty cables for the European automotive and industrial markets and has annual revenues of approximately $85 million.
               The Company expects the cash portion of the acquisition will be financed by an increase in its revolving credit facility. The Company expects to complete this transaction by the end of December 1996.

          - The acquisition of the parking brake business of Rockwell Light Vehicle Systems France S.A. (Rockwell). Operating from a facility in St. Die, France, Rockwell's parking brake business has annual revenues of approximately $8 million. The aggregate purchase price of approximately $3.75 million was financed with cash on hand. The pro forma effects of this transaction are not material to the Company's results of operations for the three and nine month periods ended September 30, 1996.

     8.   Supplemental cash flow information (in thousands):


                            Three Months Ended      Nine Months Ended
                               September 30,           September 30,
                            -------------------   ---------------------
                              1996      1995        1996       1995
                            -------------------   ---------------------
          Cash paid for -
            Interest          $759      $889      $2,908    $3,851
            Income taxes       910       869       1,962     1,524

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES -- Revenues for the three months ended September 30, 1996 totaled
$57.1 million compared to $51.4 million for the three months ended September 30, 1995, an increase of $5.7 million or 11%. Revenues for the 1996 period increased over the 1995 period primarily due to new or incremental production launches on models served by the Company including Dodge Dakota, Ford Mark VIII and Expedition, Toyota Previa, Camry and Lexus and General Motors Corvette along with the benefits of the Chrysler minivan tailgate latch replacement program.
In addition, total production of cars and light trucks in North America increased approximately 7 percent quarter over quarter.

COST OF SALES -- Cost of sales as a percentage of revenues for the three months ended September 30, 1996 was 87.5% compared to 89.2% for the three months ended September 30, 1995. The increase in gross margin was the result of cost reduction efforts which continue to focus on flexible cellular manufacturing methods and business rationalization as well as the impact of the Chrysler latch replacement program.

S, G & A EXPENSES -- Selling, general and administrative expenses increased from $3.5 million for the three months ended September 30, 1995 to $3.7 million for the three months ended September 30, 1996. The increase was due primarily to higher up-front design and engineering costs. As a percentage of revenues, selling, general and administrative expenses were 6.4% for the three months ended September 30, 1996 compared to 6.7% for the three months ended September 30, 1995.

INTEREST EXPENSE -- Interest expense for the three months ended September 30, 1996 was $387,000 compared to $1.1 million for the three months ended September 30, 1995. The decrease was due principally to the application of the proceeds from the Offering.

INCOME TAXES -- The effective income tax rate was 39.0% for the three months ended September 30, 1996 and 40.3% for the three months ended September 30, 1995. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

REVENUES -- Revenues for the nine months ended September 30, 1996 totaled $184.5 million compared to $194.3 million for the nine months ended September 30, 1995, a decrease of $9.8 million or 5.0%. Revenues for the 1996 period decreased over 1995 due to the divestiture of the window regulator business in April 1995 (approximately $14.1 million of the decrease) and the decline in North American automotive production, including the effects of the 17-day work stoppage at GM in the first quarter of 1996 which adversely impacted the Company's operations.

These decreases were partially offset by new production launches at Chrysler, Ford, Toyota and General Motors.

COST OF SALES -- Cost of sales as a percentage of revenues for the nine months ended September 30, 1996 was 86.3% compared to 87.8% for the nine months ended September 30, 1995. The improvement in gross margin was the result of the divestiture of the window regulator business which had lower margins, and the Company's cost reduction efforts, which included the implementation of more flexible cellular manufacturing methods and the closing of an under-utilized manufacturing facility.

S, G & A EXPENSES -- Selling, general and administrative expenses increased from $10.2 million for the nine months ended September 30, 1995 to $11.2 million for the nine months ended September 30, 1996. The increase was due primarily to costs incurred as a result of providing a greater level of design and engineering services to the Company's customers, partially offset by the sale of the window regulator business. As a percentage of revenues, selling, general and administrative expenses were 6.1% for the nine months ended September 30, 1996 compared to 5.3% for the nine months ended September 30, 1995.

INTEREST EXPENSE -- Interest expense for the nine months ended September 30, 1996 was $2.3 million compared to $3.8 million for the nine months ended September 30, 1995. The decrease was primarily due to the repayment of debt with the net proceeds from the sale of the window regulator business in April 1995 and the Offering.

INCOME TAXES -- The effective income tax rate was 39.8% for the nine months ended September 30, 1996 and 40.4% for the nine months ended September 30, 1995. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

On August 14, 1996, the Company completed an initial public offering of 3,795,000 shares of its Class A common stock at a price of $14.50 per share. The Company realized net proceeds of approximately $50 million from this offering.

The Company's bank credit agreement consists of a $30 million revolving credit facility which expires on August 31, 2000. There was no balance outstanding under the revolving credit facility as of September 30, 1996. The Company used a portion of the proceeds from the Offering to repay a $37.4 million term loan, the $4 million subordinated notes and the revolving credit facility. The bank credit agreement contains various restrictive covenants, which, among other matters, require the Company to maintain certain financial ratios, including minimum liquidity, net worth and fixed charge coverage. The bank credit agreement also limits additional indebtedness, capital expenditures and cash dividends. The Company was in compliance with all such covenants as of September 30, 1996.

In August 1996, the Company formed a joint venture with another automotive supplier to participate equally in the acquisition of a 26% interest in Pollone, S.A., a manufacturer of automotive components and mechanical assemblies headquartered in Brazil, for $5 million. The Company has accounted for this investment using the cost method of accounting.

In October 1996, the Company announced the following transactions:

     - A definitive agreement to acquire all of the outstanding common stock of KPI Automotive Group (KPI) from Sparton Corporation for approximately $80.5 million in cash. KPI manufactures shifter systems, parking brake mechanisms, brake pedals, underbody spare tire carriers and airbag components for the North American automotive industry from facilities in Indiana and Michigan. KPI has annual revenues of approximately $95 million. The Company expects the acquisition will be financed by an increase in its revolving credit facility. The Company expects to complete this transaction during December 1996.

     - A letter of intent to acquire all of the outstanding common stock of the VOFA Group (VOFA) for approximately $35 million in cash and approximately $10 million in Class A common stock. Headquartered in Dusseldorf, Germany, VOFA has facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain. VOFA manufactures shifter cables, brake cables and other light duty cables for the European automotive and industrial markets and has annual revenues of approximately $85 million. The Company expects the cash portion of the acquisition will be financed by an increase in its revolving credit facility. The Company expects to complete this transaction by the end of December 1996.

     - The acquisition of the parking brake business of Rockwell Light Vehicle Systems France S.A. (Rockwell). Operating from a facility in St. Die, France, Rockwell's parking brake business has annual revenues of approximately $8 million. The aggregate purchase price of approximately $3.75 million was financed with cash on hand. The pro forma effects of this transaction are not material to the Company's results of operations for the three and nine month periods ended September 30, 1996.

Based upon discussions with its principal lender, the Company intends to enter into a new credit agreement to provide borrowing availability to finance the acquisitions described above and provide working capital. The Company anticipates the new credit agreement will be secured by all assets of the Company and will generally contain less restrictive covenants and better pricing terms than its existing facility.

During the nine months ended September 30, 1996, the Company generated cash from operations of $13.6 million before the effects of changes in working capital compared to $10.5 million in 1995. The cash generated from operations was used to fund capital expenditures of $3.1 million and to reduce outstanding indebtedness during the nine months ended September 30, 1996.

The Company estimates that it will fund approximately $3.5 million in capital expenditures for the remaining months of 1996 and $8 million for 1997. These funds will be used primarily for the purchase of machinery and equipment to support new business awards, as well as to finance continued cost reduction efforts.

The Company believes that funds available under a new credit agreement, together with funds generated by the Company's operations, will provide the Company with sufficient liquidity and capital resources for working capital, capital expenditures, financing the previously announced acquisitions and other needs. However, any additional significant acquisitions may require additional debt or equity financing. The Company believes additional financing will be available from bank lenders, through the issuance of public or private debt securities or through additional offerings of equity securities.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

The Company typically experiences decreased revenues and operating income during the third calendar quarter of each year due to production shutdowns at the automotive manufacturers for model changeovers and vacations.

EFFECTS OF INFLATION

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. Management believes that inflation has had an effect on the Company's business over the past 18 months due to rising labor costs and raw material costs, primarily steel, although at a rate below the producer price index. Although certain of the Company's customer contracts provide that increases in the Company's cost of raw materials in certain circumstances may be passed through to its customers, prevailing industry practices have not allowed the Company to pass such costs on to its customers.

                           PART II.  OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES


Item 1.   Legal Proceedings:

          On October 10, 1996, the Company received notice that it is being added as defendant in an environmental lawsuit brought by the City of Toledo, Ohio relating to the Dura Avenue Landfill site in Toledo.
          This action was originally filed in 1990 and names approximately 25 companies as defendants. The suit seeks recovery of past and future cleanup costs relating to the site. The complaint alleges the Company is the successor in interest of Dura Corporation, an entity alleged to have disposed of wastes at the landfill prior to 1968. The Company denies that it is the successor to Dura Corporation and will vigorously defend the lawsuit.


Item 2.   Change in Securities:

          None

Item 3.   Defaults Upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          On August 6, 1996, the stockholders of the Company by unanimous written consent adopted resolutions to approve and adopt the following:

               (i) Key Employee Stock Option Plan; (ii) Employee Stock Discount Purchase Plan; (iii) Independent Director Stock Option Plan;
               (iv) Recapitalization Agreement; (v) Amended and Restated Certificate of Incorporation; (vi) Amended and Restated By-Laws.

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:                                         Sequential
                                                                 Page Number
                                                                 -----------

               11   Statements of Computation of Earnings
                    Per Share For the Three and Nine Months
                    Ended September 30, 1996 and 1995.               16

          (b)  No Form 8-K's were filed during the quarter ended
               September 30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DURA AUTOMOTIVE SYSTEMS, INC.


Date:  October 31, 1996       By /s/ David R. Bovee
                                 ----------------------------------------
                                 David R. Bovee
                                 Vice President, Chief Financial Officer
                                 (principal accounting and financial
                                 officer)