Form 10-K405
period 1996-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 1997-03-27
CIK 1016177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      Form 10-K

                         ------------------------------------

                    Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934


      For the fiscal year ended:                 Commission file number:
            December 31, 1996                           0-21139

                         ------------------------------------

                            DURA AUTOMOTIVE SYSTEMS, INC.
                (Exact name of Registrant as specified in its charter)

               DELAWARE                                38-3185711
       (State of Incorporation)           (I.R.S. Employer Identification No.)

             4508 IDS CENTER
        MINNEAPOLIS, MINNESOTA                            55402
          (Address of Principal                        (Zip Code)
          Executive Offices)

          Registrant's telephone number, including area code: (612) 342-2311

                         ------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:  None
             Securities registered pursuant to Section 12(g) of the Act:
                    Class A Common Stock, par value $.01 per share

                         ------------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X No
                                                 ---  ---

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    As of March 21, 1997, 3,825,756 shares of Class A Common Stock of the Registrant were outstanding and the aggregate market value of the Class A Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding shares owned beneficially by affiliates, was approximately $89,905,000. In addition, 4,976,254 shares of Class B Common Stock of the Registrant were outstanding at March 21, 1997.

Information required by Items 5,6,7 and 8 of Part II of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Annual Report to Stockholders for the year ended December 31, 1996 (the "1996 Annual Report"). Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 14, 1997 (the "1997 Proxy Statement").
           ________________________________________________________________

                                        PART I

ITEM 1.  BUSINESS

    (a)  GENERAL DEVELOPMENT OF BUSINESS

    BACKGROUND OF COMPANY

    Dura Automotive Systems, Inc. and its subsidiaries (collectively referred to as the "Company") is a leading designer and manufacturer of mechanical assemblies and integrated systems for the global automotive industry. The Company believes that it is the largest supplier of both parking brake mechanisms and parking brake cables to original equipment manufacturers ("OEMs") in North America, with market shares of over 60% and over 40%, respectively.
The Company supplies both parking brake mechanisms and cables, as well as complete parking brake systems, which consist of parking brake mechanisms and cables that connect the brake mechanism to the brake drum. In addition, the Company designs and manufactures a variety of automotive cables, latches, transmission shifter mechanisms and other mechanical assemblies. The Company's products are sold to almost every major North American automotive OEM, including Ford, GM and Chrysler, as well as to foreign OEMs such as Toyota.

    The Company has supplied parking brake components and automotive cables to OEMs since 1961 and 1970, respectively, and was granted its first parking brake patent in 1967. The Company has continually increased its design capabilities, allowing it to capitalize on the desire of its customers to shift total design responsibilities to their suppliers. The Company believes it is the only North American supplier with the capability to design, manufacture and assemble a complete parking brake system for its customers. As a result of the Company's significant design, engineering and project management capabilities, the Company has been designated as the only Full Service Supplier of parking brake systems to Ford and is the largest supplier of such systems to GM.

    The Company manufactures products for many of the most popular car, light truck, sport utility and mini-van models, including the Ford Taurus, Escort, Explorer, Ranger and F-Series pickups, GM C/K pickups, Saturn and Toyota Camry. The Company is generally the sole supplier of the parts it sells to OEMs and will ordinarily continue to supply parts for a particular model for the life of the model, which usually ranges from three to seven years.

    The Company was formed by an investor group organized by Hidden Creek Industries ("Hidden Creek") to acquire the Dura Automotive Hardware and Mechanical Components divisions (the "Dura Divisions") from Wickes Manufacturing Company ("Wickes"). Following this acquisition in November 1990, Hidden Creek hired a new management team that implemented a series of strategic changes designed to improve product quality and reduce manufacturing costs through, among other things, the introduction of cellular manufacturing methods, consolidation of manufacturing facilities, improvement in inventory management and reduction of scrap. Since November 1990, the Company has completed the following strategic acquisitions and divestiture:

   - In August 1994, the Company combined its operations with the automotive parking brake cable and lever business and light duty cable business (the "Brake and Cable Business") of Alkin Co. ("Alkin") which significantly expanded the Company's size and capabilities. Since that acquisition, the Company has achieved significant cost savings through the consolidation of manufacturing facilities, sales, engineering and design functions and the reduction of administrative personnel.

   - On April 2, 1995, the Company sold the net assets of its window regulator business to Rockwell International Corporation for approximately $18.0 million in cash, resulting in a pretax gain of approximately $4.2 million.

   - In August 1996, the Company formed a joint venture with another automotive supplier to participate equally in the acquisition of a 26% interest in Pollone, S.A., a manufacturer of automotive components and mechanical assemblies headquartered in Sao Paulo, Brazil, for $5 million.

   - In October 1996, the Company acquired the parking brake business of Rockwell Light Vehicle Systems France S.A. The aggregate purchase price was approximately $3.75 million. The parking brake business is operated from a facility in St. Die, France.

   - In December 1996, the Company acquired all of the outstanding common stock of KPI Automotive Group (KPI) from Sparton Corporation for approximately $78.8 million in cash. KPI manufactures shifter systems, parking brake mechanisms, brake pedals, underbody spare tire carriers and airbag components for the North American automotive industry from facilities in Indiana and Michigan. The acquisition was financed with proceeds from borrowings under the Company's bank credit agreement.

   - On January 10, 1997, the Company acquired all of the outstanding common stock of the VOFA Group (VOFA) for approximately $38 million in cash and assumed indebtedness. The purchase was financed with borrowings under the Company's bank credit agreement. The Company may also make additional payments of up to approximately $6 million if certain operating targets are achieved by VOFA in the first three years following the acquisition. VOFA manufactures shifter cables, brake cables and other light duty cables for the European automotive and industrial markets from facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain.

    BUSINESS STRATEGY

    The principal objective of the Company is to capitalize on opportunities created by the consolidation of the automotive mechanical assembly industry and the growth of systems sourcing on a global basis through both internal development and strategic acquisitions. The key elements of the Company's strategy include:

    TECHNICAL DESIGN AND ENGINEERING CAPABILITIES. The Company has maintained a technological advantage through its investment in product development and advanced engineering. The Company's Advanced Technology Group has developed many innovative features utilized in the Company's products, including self-adjust features in parking brakes and automotive cables, vacuum and electric releasing parking brake mechanisms and selector brackets on transmission shifters. The Company was the first to provide a brake cable with a ten-year-life and will manufacture and assemble the industry's first plastic pedal for the 1998 model year Chrysler Intrepid/Concorde parking brake. The Company also designed a combination transmission shifter/four-wheel drive selector into a dual-function unit that will be manufactured for the 1999 model year Chrysler Grand Cherokee. The Company works with OEMs throughout the product development process from concept vehicle and prototype development through the design and implementation of manufacturing processes. The

Company's computer-aided design systems are compatible with its major customers, enabling the Company to communicate design developments with customer engineers throughout the design and development stage.

    EFFICIENT MANUFACTURING/CONTINUOUS IMPROVEMENT PROGRAMS. Following the acquisition of the Dura Divisions, new management implemented a series of strategic changes designed to improve product quality and reduce manufacturing costs through, among other things, the introduction of cellular manufacturing methods, consolidation of manufacturing facilities, improvement in inventory management and reduction of scrap. The Company has also achieved significant cost savings subsequent to the acquisition of the Brake and Cable Business by implementing similar improvements to its operations as well as through the consolidation of manufacturing facilities and sales, engineering and design functions and reduction of administrative personnel.

    STRATEGIC ACQUISITIONS. The Company believes that the continuing trend toward supplier consolidation in certain product segments, together with recent system and global sourcing trends, will provide attractive opportunities to acquire high-quality companies whose acquisition will allow the Company to expand into new geographic markets, add new customers, provide new product, manufacturing and service capabilities or increase model penetration with existing customers. The Company's acquisitions described above are a result of this initiative, providing additional product capabilities such as automotive cables, enhanced system capabilities including both mechanisms and cables and new customers. The Company seeks to make acquisitions that will strengthen its ability to supply its products in Europe and other markets outside of North America. The Company is focusing on automotive assemblies that utilize the Company's assembly and design capabilities and, preferably, use attaching cables to capitalize on the Company's system knowledge.

    EXPANDING CUSTOMER RELATIONSHIPS. The Company has developed strong customer relationships based on its long history of high-quality manufacturing, significant investment in design and engineering capabilities, access to and relationships with OEMs' engineering and purchasing personnel and ability to produce complete systems. Strong customer relationships allow the Company to identify business opportunities and react to customer needs in the early stages of vehicle design and, therefore, maintain and increase its volume with particular customers. The Company's strategy is to increase volume by marketing a broader range of its products to existing customers and by developing new products that complement its existing product lines. In addition to its continuing strong relationships with Ford and GM, the Company has developed a strong relationship with Toyota, which relationship has grown substantially from limited model coverage in 1991 to a full range of Toyota vehicles in 1996, including two models manufactured in Japan. The Company has also experienced significant success at Chrysler in recent months, including the award of business for the 1998 model year Intrepid/Concorde and the 1999 model year Grand Cherokee. These customer relationships are also expanding outside the North American market as the Company supplies its products on a global basis.

    MANAGEMENT AND WORKFORCE INCENTIVES. The Company's leadership team has an average of 20 years of experience in the automotive supply industry and has a significant stake in the Company's success. The Company provides ownership-related incentives to other managers and salaried and hourly employees through grants under the Stock Option Plan and participation in the Employee Stock Purchase Plan.

    PRODUCTS

    The Company's current products consist primarily of parking brake systems, transmission shifter mechanisms and systems, automotive cables and latches, spare tire carriers and brake and accelerator pedals. The Company's product offerings include foot and hand operated parking brakes; manual and automatic floor mounted transmission shifters; parking brake, shifter, throttle, oil level, hood release and fuel door cables; and primary, secondary and combination hood, deck lid and tail gate latches. The Company offers parking brake, shifter and latch systems (which consist of mechanisms and cables), allowing OEMs to capitalize on the Company's expertise in manufacturing both components individually and as an integrated system.

    The Company's current products are further described and illustrated in the 1996 Annual Report.

    CUSTOMERS AND MARKETING

    The North American automotive market is dominated by Ford, GM and Chrysler, with Japanese and foreign manufacturers capturing approximately 20% of the market. The Company supplies its products primarily to Ford, GM, Chrysler and Toyota.

    The following is a summary of the Company's customers that accounted for at least 3% of revenues in the past three fiscal years:

                                             YEAR ENDED DECEMBER 31,
                                          ---------------------------
    CUSTOMER                              1996       1995    1994
                                          -------    ------- --------
    Ford...............................      49%        52%     57%
    GM.................................       36        35       29
    Chrysler...........................        8         6        9
    Toyota.............................        5         5        3
    Other..............................        2         2        2
                                          -------    ------- --------
      Total............................     100%      100%      100%
                                          -------    ------- --------
                                          -------    ------- --------


    The Company's customers award contracts for a particular car model. Such contracts range from one year to the life of the model, which is generally three to seven years, and do not require the purchase by the customer of any minimum number of parts. The Company also competes for new business to supply parts for successor models and therefore is subject to the risk that the OEM will not select the Company to produce parts on a successor model. Because the Company supplies parts for a broad cross-section of both new and mature models, its reliance on any particular model is minimized. The Company manufactures products for many of the most popular car, light truck, sport utility and mini-van models, including the Ford Taurus, Escort, Explorer, Ranger and F-Series pickups, GM C/K pickups, Saturn and Toyota Camry.

Although not comprehensive, the following table presents an overview of the major models for which the Company has orders to supply products on current or new model vehicles:

     CUSTOMER                CAR MODELS                    TRUCK MODELS
     --------                ----------                    ------------
Ford                    Contour/Mystique/Mondeo,      Bronco, Econoline,
                        Continental/Town Car, Mark/   Expedition,
                        Mark VIII, Taurus/Sable,      Explorer/Mountaineer,
                        Thunderbird/Cougar            F-Series, Ranger,
                                                      Villager, Windstar

GM                      Achieva/Grand Am, Century,    Safari/Astro, Blazer/
                        Corsica/Beretta, Corvette,    Jimmy, C/K Truck/Tahoe/
                        Deville/Seville, Firebird/    Sierra/Yukon, Silhouette/
                        Camaro, Lumina/Grand Prix/    TransSport/Lumina,
                        Regal, Aurora/Riviera,        S-10 Pick-up/Sonoma/
                        Caprice, Olds 98/             Bravada, Suburban
                        Park Avenue, Olds
                        88/Bonneville/LeSabre,
                        all Saturn models,
                        Sunfire/Cavalier, Inovate

Chrysler                Interpid/Concorde, Neon,      Caravan, Dakota, Grand
                        Prowler, Viper                Cherokee, Ram Van,
                                                      Voyager

Toyota                  Avalon, Camry, Corolla,       Previa
                        Lexus, Prizm


    Most of the parts the Company produces have a lead time of two to five years from product development to production. Examples of recently awarded new business include parking brakes and hood latches for Ford's 1999 model year DEW98, shifters, parking brakes and parking brake cables for Chrysler's 1999 model year Grand Cherokee, parking brakes for Chrysler's 1998 model year Intrepid/Concorde, parking brakes, hood latches and service brake pedals for Toyota's 1997 model year Previa and shifters and shifter cable systems for GM's 1999 model year Inovate.

    DESIGN AND ENGINEERING SUPPORT

    The Company believes that engineering service and support are key factors in successfully obtaining new business. The Company utilizes program management with customer-dedicated program teams, which have full design, development, test and commercial issues under the operational control of a single manager. In addition, cross-functional teams are established for each new program to ensure proper management from program conception through product launch. Advanced technology development is used to maintain product and process technology for the Company's products, with customers often included in the product development teams.

    The Company's Technical Center is located in Rochester Hills, Michigan, which is near the development centers of each of the Company's top four customers. A separate Advanced Technology Group has been established to maintain the Company's position as a technology leader. The Advanced Technology Group has developed many innovative features in the Company's products, many of which features were developed in conjunction with the Company's customers. The Company utilizes Computer Aided Designs ("CAD") in the design process, which enables the Company to share data files with its customers' compatible systems during the design stage, improving function, fit and performance within the total vehicle. The Company also utilizes CAD links with its manufacturing facilities to assure manufacturability and quality of the designs through early involvement of the manufacturing engineers.

    The Company has more than 100 patents granted or in the application process. The patents granted expire over several years beginning in late 1996. Although the Company believes that, taken together, the patents are significant, the loss or expiration of any particular patent would not be material to the Company.

    COMPETITION

    The Company operates in a highly competitive environment. The number of the Company's competitors has decreased due to the supplier consolidation resulting from changing OEM policies. The Company currently estimates that it has over 60% of the North American parking brake market. Its competitors for parking brakes include Magna International Inc. and Atwood Industries Inc., a division of Excel Corporation. The Company estimates it has over 40% of the brake cable market. Dominion Controls Company is the Company's largest competitor in brake cables. In the hood latch market, the Company estimates it has approximately 20% of the market. Competitors in the hood latch market include Magna International Inc. and the Inland Fisher Guide Division of GM. In the North American shifter market, the Company believes its share is approximately 30% of the market The Company's largest competitors in the shifter market are Grand Haven Stamped Products Co. and Atwood Industries Inc.

    The Company principally competes for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the marketing of such models to the public. Once a producer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for the Company's products include product quality and reliability, cost, timely delivery, technical expertise and development capability, new product innovation and customer service.

    SUPPLIERS AND RAW MATERIALS

    The principal raw materials purchased by the Company are steel, wire and resin. The types of steel the Company purchases include hot and cold rolled, galvanized, organically coated and aluminized steel. In general, the wire used by the Company is produced from steel with many of the same characteristics with the exception that it has a higher carbon content. The Company utilizes plastic resin to produce the protective coating for its cables. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

    The Company typically negotiates blanket purchase orders or 12-month supply agreements with integrated steel suppliers, mini-mills and service centers that have demonstrated timely delivery, quality steel and competitive prices. These relationships allow the Company to order precise quantities and types of steel for delivery on short notice, thereby permitting the Company to maintain low inventories. In addition, the Company occasionally must "spot buy" steel from service centers to meet unexpected customer demand, engineering changes or new part tool trials.

    Other raw materials purchased by the Company include dies, fasteners, springs, rivets and rubber products, all of which are available from numerous sources.

    EMPLOYEES

    As of December 31, 1996, the Company employed approximately 3,200 persons, approximately 620 of whom are salaried and the balance of whom are paid on an hourly basis. Approximately 480 employees located at the Company's facilities in Matamoros, Mexico and East Jordan and Mancelona, Michigan are currently covered by collective bargaining agreements. The collective bargaining agreement at the Michigan facilities is with the UAW and expires in December 2000. The collective bargaining agreement at the Matamoros facility is with the Confederacion de Trabajadores de Mexico and expires in August 1997. Although management believes that the Company's relationship with its union employees at these facilities is good, there can be no assurance that the Company will be able to negotiate new agreements on favorable terms. In the event the Company is unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which would have a material adverse effect on the operations of the Company.

    (b)  SAFE HARBOR PROVISIONS

    Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following:

    -    RELIANCE ON MAJOR CUSTOMERS.  The Company's two largest customers,
Ford and GM, represented approximately 49% and 36%, respectively, of the Company's 1996 revenues. The loss of Ford, GM or any of the Company's other significant customers could have a material adverse effect on the Company.
    - RISK OF CUSTOMER LABOR INTERRUPTIONS. Substantially all of the hourly employees of the North American OEMs are represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW") under similar collective bargaining agreements. The failure of Ford, GM or any other significant customer of the Company to reach agreement with the UAW relating to specific labor interruptions or disputes resulting in either a work stoppage or strike at any of their production facilities could have a material adverse effect on the Company.
    - INDUSTRY CYCLICALITY AND SEASONALITY. The automotive market is highly cyclical and is dependent on consumer spending. Economic factors adversely affecting automotive production and consumer spending could adversely impact the Company.
    - FAILURE TO OBTAIN BUSINESS RELATED TO NEW AND REDESIGNED MODEL INTRODUCTIONS. The Failure of the Company to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect the Company.
    - PRODUCT LIABILITY EXPOSURE. The Company faces an inherent business risk of exposure to product liability claims in the event that the failure of its products result in personal injury or death, and there can be no assurance that the Company will not experience material product liability losses in the future.

ITEM 2.  PROPERTIES

    FACILITIES

    The following table provides information regarding the Company's principal facilities. The Company believes that the productive capacity and utilization of its facilities are sufficient to allow the Company to conduct its operations in accordance with its business strategy. All of the owned facilities are subject to liens under the Company's credit agreement.


                                    SQUARE     TYPE OF         DESCRIPTION
            LOCATION                FOOTAGE    INTEREST          OF USE
-------------------------------   ------------ --------- -----------------------
Mancelona, Michigan..........        167,000   Owned     Manufacturing
Moberly, Missouri............        165,000   Owned     Manufacturing
East Jordan, Michigan........        135,000   Owned     Manufacturing
Spring Lake, Michigan........         95,000   Owned     Manufacturing
White Cloud, Michigan........         94,000   Leased    Manufacturing
Hannibal, Missouri (South)...         90,000   Owned     Manufacturing
Hartford City, Indiana.......         70,000   Owned     Manufacturing
Brownstown, Indiana..........         68,000   Owned     Manufacturing
Rochester Hills, Michigan....         65,000   Leased    Product Development/
                                                         Operating Headquarters
Hannibal, Missouri (North)...         64,000   Owned     Manufacturing
Gladwin, Michigan............         60,000   Owned     Manufacturing
Brookfield, Missouri.........         51,000   Owned     Manufacturing
Grand Haven, Michigan........         48,000   Leased    Product Development
Moberly, Missouri (1)........         46,000   Leased    Manufacturing
Matamoros, Mexico............         42,000   Owned     Manufacturing
St. Die, France..............         10,000   Leased    Manufacturing
Minneapolis, Minnesota.......          5,700   Leased    Corporate Headquarters
Novi, Michigan...............          5,000   Leased    Sales


(1)          Will be vacated by July 1, 1997.

    Management believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing needs.

ITEM 3.  LEGAL PROCEEDINGS

    The Company faces an inherent business risk of exposure to product liability claims in the event that the failure of its products results in personal injury or death, and there can be no assurance that the Company will not experience any material product liability losses in the future. In addition, if any Company-designed products prove to be defective, the Company may be required to participate in a recall involving such products.

    In late 1994, Ford issued a recall of a series of manual-transmission Ford F-Series pick-ups to repair the self-adjust parking brakes originally manufactured by the Brake and Cable Business. Ford had received several reports that the brakes failed. Pursuant to a letter agreement entered into in connection with the acquisition of the Brake and Cable Business, the Company agreed to reimburse Ford for up to $6.0 million of Ford's costs of the recall. The Company has reimbursed Ford for the full amount under this agreement. The company is also involved in a product recall relating to the same issue with respect to the Ford Contour/Mystique in Europe. The Company has agreed to pay 50% of the costs of that recall not to exceed $1.0 million, which payments totaled $.4 million as of December 31, 1996.

    The type of alleged failures that prompted the F-Series recalls have also led to a number of claims and lawsuits filed against Ford and, in certain instances, against the Company and/or Alkin. The Company may be subject to claims brought directly against the Company by injured occupants of Ford vehicles and to claims for contribution or indemnification asserted by Ford. The agreement relating to the acquisition of the Brake and Cable Business provided that the Company is liable for claims arising out of accidents that take place on or after August 31, 1994 and that the Company will be liable for other claims only to the extent any losses by Alkin relating to such claims are not paid by Alkin's insurance policies (either because they are not over the deductible amount, because Alkin's policy limits have been exceeded or because they are not covered by Alkin's insurance policies for other reasons). Two cases are currently pending directly against the Company or Alkin relating to personal injury claims, and Ford has received over 400 claims (generally for property damage) relating to alleged defects in the self-adjust parking brakes. The claims that purport to seek recovery for personal injury allegedly as a result of the recall condition, with several exceptions, have generally involved relatively minor injuries, suffered principally while occupants were trying to stop or jump out of rolling vehicles. Ford has maintained that the Company or Alkin is responsible for all damages or liabilities arising out of these claims. The Company disputes this position. By December 1996, Ford had tendered its defense of 17 such claims to the Company and Alkin, and indicated that it would look to the Company and Alkin for indemnification were Ford ultimately found to be liable and required to make any payments relating to such claims. The Company and Alkin have submitted these claims to their insurance carriers. The Company has attempted to work together with Ford to address the claims arising from the self-adjust parking brakes originally manufactured by the Brake and Cable Business and does not believe that these claims have adversely affected its business relationship with Ford.

    From time to time, in the ordinary course of its business, the Company receives notice from a customer that a product may not be properly functioning. For example, in November 1995, the Company was notified by Chrysler that it had received reports of a number of parking brake failures in manual transmission vehicles, particularly in Europe. The Company has had no further contacts from Chrysler regarding this matter. In addition, Chrysler has alleged that KPI produced minivan brake pedals with improper pedal pad reinforcements, resulting in some failures as a consequence of pedal pads bending. It is possible that Chrysler could seek contribution from the Company for costs it incurs if recalls were undertaken for these or similar matters or for costs associated with possible repairs.

    In January 1996, the Company was served with a complaint alleging a wrongful death as the result of injuries purportedly caused by a defectively-designed manual release for an emergency brake on a 1990 Cadillac Fleetwood. The lawsuit is in preliminary stages and has been referred to the Company's insurance carrier.

    In June 1996, the Company was served with a complaint alleging a wrongful death as the result of injuries purportedly caused by a defectively designed rear latch on a Chrysler mini-van. Chrysler and two other suppliers to Chrysler were also named as defendants in the complaint. The lawsuit is in preliminary stages and has been referred to the Company's insurance carrier. In addition, Chrysler has agreed to assume the defense of, and to indemnify the Company with respect to, this claim as long as the plaintiffs do not make any claim alleging a manufacturing defect as it relates to the Company. There can be no assurance that the plaintiffs will not make such an allegation.

    In early November 1996, the Company was served with a lawsuit brought by affiliates of AIG, the Company's excess insurance carrier, in Toronto, Canada seeking a declaratory judgment that the umbrella and excess liability policies that it had issued to Onex do not provide coverage in connection with allegedly defective self-adjust parking brakes manufactured by Alkin prior to August 31, 1994. The AIG policies at issue provided (a) the first layer of excess coverage (beyond the Company's $3 million primary policy per year) for claims arising from August 31, 1994 - April 1, 1996 in the amount of $20 million per year, and (b) an additional layer of excess coverage at $33 - $53 million per year. In principal part, the AIG affiliates claim that the policies do not provide coverage with respect to products manufactured prior to August 31, 1994 or liabilities assumed by the Company pursuant to purchase agreements. The AIG affiliates also claim that the policies should be voided with respect to self-adjust parking brake claims for inadequate disclosure at the time the policies were applied for. The Company and Onex dispute the allegations of the Ontario lawsuit and have filed a counterclaim against the AIG affiliates for breach of contract.

    The Company believes it maintains adequate insurance, including product liability coverage, to cover the claims described above. The Company has also established reserves in amounts it believes adequate to cover any adverse judgments. However, any adverse judgment in excess of its insurance coverage and such reserves could result in a material adverse effect on the Company.

    ENVIRONMENTAL MATTERS

    The Company is subject to the requirements of federal, state, and local environmental and occupational health and safety laws and regulations. There can be no assurance that the Company is at all times in complete compliance with all such requirements. Although the Company has made and will continue to make capital and other expenditures to comply with environmental requirements, the Company does not expect to incur material capital expenditures for environmental controls in 1997. If a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination is discovered at any of the Company's current or former properties, the Company may be held liable for remediation costs and expenses, and the amount of such liability could be material.

    In 1995, the Michigan Department of Environmental Quality ("MDEQ") requested that Wickes and the Company investigate environmental conditions at the Company's Mancelona facility and at certain adjacent property retained by Wickes. Wickes and the Company jointly completed the requested investigation in January of 1996. In 1997, Wickes and the Company agreed to undertake additional investigatory work requested by MDEQ, which work is expected to be completed by mid-1997. Depending upon the results of this work, the Company could incur additional costs to further investigate or conduct cleanup at the facility.

    In 1993, the Company received requests for information pursuant to CERCLA from the U.S. EPA with respect to two landfill sites located in Toledo, Ohio.
In 1994, the Company received a notice of potential liability under CERCLA from the EPA with respect to one of the sites. The Company responded to the requests and notice by explaining to the EPA that it had no involvement with these sites, which ceased operations prior to the formation of the Company in 1990. In October, 1996 the Company received notice that a motion had been filed to add the Company as a defendant in a suit by the City of Toledo involving one of the sites. As of March 13, 1997 the Company has received no word of the disposition of the motion and the Company is not a party to the litigation. The City alleges that the Company is liable as the successor-in-interest to Dura Corporation. The Company has written to the City denying that the Company is a successor and urging that the claim against the Company be dropped. The Company is awaiting a response. If the claims goes forward, the Company would be one of approximately 25 defendants. The total recovery sought by the City, and the amount allegedly attributable to the Company, are unknown to the Company.

    In connection with the Company's acquisition of certain assets from Wickes in 1990, and subject to certain limitations, Wickes agreed to indemnify the Company for environmental liabilities arising from the operation of the acquired facilities prior to the acquisition. The Company and Wickes subsequently agreed that the Company had provided Wickes with timely and adequate notice with respect to certain matters (including the matters described in the immediately preceding paragraph) and that, subject to the limitations set forth in the agreement, those matters are covered by the Wickes indemnification. There can be no assurance, however, that all costs associated with such matters will ultimately be reimbursed by Wickes. The Company does not currently believe that any liability associated with the foregoing matters will be material to the Company.

    In December, 1996 the Company acquired the stock of certain subsidiaries of Sparton Corporation. In connection with the acquisition, such subsidiaries retained their liability under CERCLA with respect to certain waste disposal sites, subject to indemnification by Sparton for liability in excess of a $1 million aggregate threshold amount, up to a $15 million aggregate cap. Of these sites, the sites as to which the subsidiaries' liability has not yet been resolved through a settlement are the Third Site in Zionsville, Indiana and the Northeast Gravel Site in Grand Rapids, Michigan. Based upon estimates provided by Sparton, the cost to resolve the liability of the acquired subsidiaries at the Sparton-related sites is not currently expected to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of Stockholders during the fourth quarter of 1996.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required by Item 5 is incorporated herein by reference to the section labeled "Stock Information" which appears in the Company's 1996 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by Item 6 is incorporated herein by reference to the section labeled "Selected Consolidated Financial Data" which appears in the Company's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    The information required by Item 7 is incorporated herein by reference to the section labeled "Management's Discussion and Analysis of Results of Operations and Financial Condition" which appears in the Company's 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 is incorporated herein by reference to the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders' Investment, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and the Report of Independent Public Accountants, which appear in the Company's 1996 Annual Report.

    Management of the Company is responsible for the financial information and representations contained in the consolidated financial statements and other sections of the 1996 Annual Report. The consolidated financial statements have been prepared in conformity with generally accepted accounting principles and therefore include certain amounts based on management's best estimates and judgments. The financial information contained elsewhere in the 1996 Annual Report is consistent with that in the consolidated financial statements.

    The Company maintains internal accounting control systems which management believes provide reasonable assurance that the Company's assets are properly safeguarded and accounted for, that the Company's books and records properly reflect all transactions, and that the Company's policies and procedures are implemented by qualified personnel. Reasonable assurance is based upon the recognition that the cost of an internal control system should not exceed the related benefits.

    The Audit Committee of the Board of Directors meets with representatives of management and Arthur Andersen LLP, the Company's independent public accountants, on financial reporting matters and the evaluation of internal accounting controls. The independent public accountants have free access to meet with the Audit Committee, without the presence of management, to discuss any appropriate matters.

    Arthur Andersen LLP is engaged to express an opinion as to whether the consolidated financial statements present fairly, in all material respects and in accordance with generally accepted accounting principles, the financial position, results of operations and cash flows of the Company. Solely for purposes of planning and performing their audit of the Company's 1996 financial statements, Arthur Andersen LLP obtained an understanding of, and selectively tested, certain aspects of the Company's system of internal controls.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    A.   DIRECTORS OF THE REGISTRANT

    The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's 1997 Proxy Statement.

    B.   EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the Company's executive officers as of March 21, 1997:

    Name                        Age                   Position(s)
     ----                        ---                   -----------

S.A. Johnson . . . . . . . . . . 56         Chairman and Director
Karl F. Storrie. . . . . . . . . 59         President, Chief Executive Officer
                                             and Director
David R. Bovee . . . . . . . . . 47         Vice President, Chief Financial
                                             Officer and Assistant Secretary
Joe A. Bubenzer. . . . . . . . . 45         Senior Vice President
Robert R. Hibbs. . . . . . . . . 35         Vice President and Director
John J. Knappenberger. . . . . . 50         Vice President
Milton D. Kniss. . . . . . . . . 49         Vice President
Craig L. Lamiman . . . . . . . . 42         Vice President
Scott D. Rued. . . . . . . . . . 40         Vice President

    S.A. JOHNSON has served as Chairman and a Director of the Company since November 1990. Mr. Johnson is the founder, Chief Executive Officer and President of Hidden Creek, a private industrial management company based in Minneapolis, Minnesota, which has provided certain management and other services to the Company. Mr. Johnson is also the President of J2R Corporation (J2R). Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. From 1981 to 1985, Mr. Johnson was President and Chief Executive Officer of Onan Corp., a diversified manufacturer of electrical generating equipment and engines for commercial, defense and industrial markets. Mr. Johnson served as Chairman and a director of Automotive Industries Holding, Inc., a supplier of interior trim components to the automotive industry, from May 1990 until its sale to Lear Corporation in August 1995. Mr. Johnson is also Chairman and a director of Tower Automotive, Inc., a manufacturer of engineered metal stampings and assemblies for the automotive industry.

    KARL F. STORRIE has served as President, Chief Executive Officer and a Director of the Company since March 1991. Prior to joining the Company and from 1986, Mr. Storrie was Group President of a number of aerospace manufacturing companies owned by Coltec Industries, a multi-divisional public corporation. Prior to becoming a Group President, Mr. Storrie was a Division President of two aerospace design and manufacturing companies for Coltec Industries from 1981 to 1986. During his thirty-five year career, Mr. Storrie has held a variety of positions in technical and operations management. Mr. Storrie is also a director of Argo-Tech Corporation, a manufacturer of aircraft fuel, boost and transfer pumps.

    DAVID R. BOVEE has served as Vice President and Chief Financial Officer of the Company since November 1990. Mr. Bovee also serves as Assistant Secretary for the Company. Prior to joining the Company, Mr. Bovee served as Vice President at Wickes in its Automotive Group from 1987 to 1990.

    JOE A. BUBENZER has served as Vice President Sales/Engineering since joining the Company in October 1993 and was named Senior Vice President of Sales, Engineering and Business Development in 1995. Prior to joining the Company, Mr. Bubenzer filled various executive positions with ITT Automotive, a supplier of components to the automotive industry, where he worked for six years, and, prior to such time, at GM, where he worked for 14 years.

    ROBERT R. HIBBS has served as a Director of the Company since August 1994 and as Vice President since November 1990. Mr. Hibbs, a stockholder of J2R, has also served as Vice President-Corporate Development of Hidden Creek since January 1994 and as a Director from April 1990 through December 1993. Prior thereto, Mr. Hibbs worked in the corporate finance area with Drexel Burnham Lambert, an investment banking firm, in New York from 1988 to 1990.

    JOHN J. KNAPPENBERGER has served as Vice President of Quality and Materials of the Company since December 1995. Prior to joining the Company, Mr. Knappenberger was Director of Quality for Carrier Corporation's North American Operations, manufacturers of heating and air conditioning systems, from February 1992. From 1985 to 1991, Mr. Knappenberger was employed by TRW Inc., a supplier of components to the automotive industry, beginning as Director of Quality in 1985 for the Steering and Suspension Division and becoming Vice President, Quality for the Automotive Sector in 1990.

    MILTON D. KNISS has served as Vice President of Operations of the Company since January 1995. From April 1991 until January 1995, Mr. Kniss served as Director of Michigan Operations for the Company. Mr. Kniss joined the predecessor in 1981 as a Divisional Purchasing Manager, served as Plant Manager of East Jordan, Michigan from 1982 until 1986, and Plant Manager of Gordonsville, Tennessee until 1991.

    CRAIG L. LAMIMAN has served as Vice President of the Company since August 1994. Prior to joining the Company, Mr. Lamiman served as Director of Industrial Relations at United Technologies Corporation, a diversified publicly-held corporation, and President and CEO of his own company in Connecticut. Mr. Lamiman served in several positions while at Pepsico, Inc. from 1980 to 1988, the most recent being as Regional Personnel Director for Pepsi-Cola International Limited (U.S.A.).

    SCOTT D. RUED has served as Vice President of the Company since November 1990. Mr. Rued, a stockholder of J2R, has also served as Executive Vice President and Chief Financial Officer of Hidden Creek since January 1994 and served as it Vice President Finance and Corporate Development from June 1989 through 1993. Mr. Rued has served as Vice President, Corporate Development and a director of Tower Automotive, Inc. since April 1993. Mr. Rued served as Vice President, Chief Financial Officer and a director of Automotive Industries Holding, Inc. from April 1990 until its sale to Lear Corporation in August 1995. Mr. Rued is also a director of The Rottlund Company, Inc., a corporation engaged in the development and sale of residential real estate.

    C.   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in the Company's 1997 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in the Company's 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" which appears in the Company's 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in the Company's 1997 Proxy Statement.

                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)  DOCUMENTS FILED AS PART OF THIS REPORT

         (1)  FINANCIAL STATEMENTS:

              The following are incorporated herein by reference to the Company's 1996 Annual Report:

              Report of Independent Public Accountants

              Consolidated Balance Sheets as of  December 31, 1996 and 1995

              Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 1996, 1995 and 1994

              Notes to Consolidated Financial Statements

         (2)  EXHIBITS:  See "Exhibit Index" beginning on page 18.

    (b)  REPORTS ON FORM 8-K

         On December 20, 1996, the Company filed Form 8-K reporting under Item 2 of that Report the acquisition of the KPI Group of Sparton Corporation on December 5, 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DURA AUTOMOTIVE SYSTEMS, INC.

Date:  March 21, 1997                  By/s/ S.A. Johnson
                                          --------------------------------------
                                       S.A. Johnson, Chairman

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                         TITLE                                   DATE
---------                         -----                                   ----

/s/ S.A. Johnson             Chairman and Director              March 21, 1997
--------------------------
S.A. Johnson

/s/ Karl F. Storrie          President, Chief Executive         March 21, 1997
--------------------------     Officer (Principal Executive
Karl F. Storrie                Officer) and Director

/s/ Robert R. Hibbs          Vice President and                 March 21, 1997
--------------------------     Director
Robert R. Hibbs

/s/ Neil C. Anderson         Director                           March 21, 1997
--------------------------
Neil C. Anderson

/s/ Robert E. Brooker, Jr.   Director                           March 21, 1997
--------------------------
Robert E. Brooker, Jr.

/s/ W.H. Clement             Director                           March 21, 1997
--------------------------
W.H. Clement

/s/ Jack K. Edwards          Director                           March 21, 1997
--------------------------
Jack K. Edwards

/s/ James O'Loughlin         Director                           March 21, 1997
--------------------------
James O'Loughlin

/s/ William L. Orscheln      Director                           March 21, 1997
--------------------------
William L. Orscheln

/s/ Eric J. Rosen            Director                           March 21, 1997
--------------------------
Eric J. Rosen

/s/ Barbara A. Westhues      Director                           March 21, 1997
--------------------------
Barbara A. Westhues

/s/ David R. Bovee           Vice President and Chief           March 21, 1997
--------------------------     Financial Officer (Principal
David R. Bovee                 Accounting Officer)

                            DURA AUTOMOTIVE SYSTEMS, INC.
                            EXHIBIT INDEX TO ANNUAL REPORT
                                     ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                                                                   Page Number in
                                                                   Sequential
                                                                   Numbering
                                                                   of all Form 10-K
    Exhibit                                                        and Exhibit Pages
    -------                                                        -----------------
3.1           Form of Amended and Restated Certificate of              *
              Incorporation of the Company, incorporated by
              reference to Exhibit 3.1 of the Registrant's
              Form S-1, Registration No. 333-06601 filed under
              the Securities Act of 1933 (the "S-1").
3.2           Form of Amended and Restated By-laws of the              *
              Company, incorporated by reference to Exhibit 3.2
              of the S-1.
4.1           Stockholders Agreement, dated as of August 31, 1994,     *
              by and among the Company, Onex U.S. Investments,
              Inc., J2R, Alkin, the HCI Stockholders (as defined
              therein) and the Management Stockholders (as defined
              therein), incorporated by reference to Exhibit 4.1
              of the S-1.
4.2           Amendment to Stockholders Agreement, dated May 17,       *
              1995, by and between the Company, Onex DHC LLC,
              J2R, Alkin, the HCI Stockholders (as defined
              therein) and the Management Stockholders (as
              defined therein), incorporated by reference to
              Exhibit 4.2 of the S-1.
4.3           Registration Agreement, dated as of August 31, 1994,     *
              among the Company, Alkin and the MC Stockholders
              (as defined therein), incorporated by reference to
              Exhibit 4.3 of the S-1.
4.4           Amendment to Registration Agreement, dated May 17,       *
              1995, by and between the Company, the MC
              Stockholders (as defined therein) and Alkin,
              incorporated by reference to Exhibit 4.4 of the S-1.
4.5           Investor Stockholder Agreement, dated as of              *
              August 31, 1994, by and among the Company, Onex
              U.S. Investments, Inc., J2R and certain other
              stockholders party thereto, incorporated by
              reference to Exhibit 4.5 of the S-1.
4.6           Form of certificate representing Class A Common          *
              Stock of the Company, incorporated by reference
              to Exhibit 4.6 of the S-1.
10.1          Joint Venture Agreement, dated as of August 31,          *
              1994, by and among the Company, Alkin, MCHC,
              Onex and J2R, incorporated by reference to
              Exhibit 10.1 of the S-1.
10.2**        Management Contribution Agreement, dated as of           *
              August 31, 1994, by and among the Company, Kim B.
              Clark and the Management Stockholders (as defined
              therein), incorporated by reference to Exhibit
              10.2 of the S-1.
10.3**        Management Agreement, dated as of August 31, 1994,       *
              by and between Hidden Creek and Dura Operating
              Corp. (formerly known as Dura Automotive Systems,
              Inc.) ("Dura Operating"), incorporated by
              reference to Exhibit 10.3 of the S-1.
10.4**        Stock Option Agreement, dated as of August 31, 1994,     *
              between the Company and Alkin, incorporated by
              reference to Exhibit 10.4 of the S-1.
10.5**        Stock Option Agreement, dated as of August 31, 1994,     *
              between the Company and Kim B. Clark, incorporated
              by reference to Exhibit 10.5 of the S-1.
10.6          Subordinated Promissory Note, dated August 31,           *
              1994, of the Company in the amount of $2,000,000
              in favor of Alkin, incorporated by reference to
              Exhibit 10.6 of the S-1.
10.7          Subordinated Promissory Note, dated August 31, 1994,     *
              of MCHC in the amount of $1,800,000 in favor of
              Onex Ohio Holdings, Inc., incorporated by reference
              to Exhibit 10.7 of the S-1.





10.8          Subordinated Promissory Note, dated August 31, 1994,     *
              of MCHC in the amount of $200,000 in favor of J2R,
              incorporated by reference to Exhibit 10.8 of the S-1.
10.9          Credit Agreement, dated as of August 31, 1994, among     *
              Dura Operating, certain commercial lending
              institutions, The Bank of Nova Scotia, Comerica Bank,
              The Chase Manhattan Bank and Continental Bank,
              incorporated by reference to Exhibit 10.9 of the S-1.
10.10         Security Agreement, dated as of August 31, 1994,         *
              between Dura Operating and Continental Bank, as agent,
              incorporated by reference to Exhibit 10.10 of the S-1.
10.11         Pledge Agreement, dated as of August 31, 1994, entered   *
              into by Dura Operating in favor of Continental Bank,
              as agent, incorporated by reference to Exhibit 10.11
              of the S-1.
10.12         Guaranty, dated August 31, 1994, by Dura de Mexico       *
              S.A. de C.V. ("Dura Mexico") in favor of the Agents,
              the Co-Agents and the Lenders (each as defined therein),
              incorporated by reference to Exhibit 10.12 of the S-1.
10.13         Accounts Receivable Pledge Agreement, dated as of        *
              August 31, 1994, by and between Continental Bank,
              as agent, and Dura Mexico, incorporated by reference
              to Exhibit 10.13 of the S-1.
10.14         Corporate Guaranty, dated August 31, 1994, by MCHC       *
              in favor of the Agent, Co-Agents and Lenders (each
              as defined therein), incorporated by reference to
              Exhibit 10.14 of the S-1.
10.15         Pledge Agreement, dated as of August 31, 1994, by        *
              MCHC in favor of Continental Bank, as agent,
              incorporated by reference to Exhibit 10.15 of the S-1.
10.16         Letter Agreement, dated August 25, 1994, between the     *
              Company and Ford, incorporated by reference to
              Exhibit 10.16 of the S-1.
10.17         Promissory Note, dated December 31, 1991, of Karl F.     *
              Storrie in favor of Continental Bank, as agent,
              incorporated by reference to Exhibit 10.17 of
              the S-1.
10.18         Asset Purchase Agreement, dated March 23, 1995, by       *
              and among Dura Operating, the Company and Rockwell
              International Corporation, incorporated by reference
              to Exhibit 10.18 of the S-1.
10.19         Subscription Agreement, dated as of June 26, 1995, by    *
              and between the Company and the persons listed on
              the signature pages thereto, incorporated by
              reference to Exhibit 10.19 of the S-1.
10.20         Subscription Agreement, dated as of June 26, 1995,       *
              by and between the Company, David P. Klosterman and
              Craig L. Lamiman, incorporated by reference to
              Exhibit 10.20 of the S-1.
10.21**       Letter Agreement, dated November 9, 1995, between        *
              the Company and John J. Knappenberger, incorporated
              by reference to Exhibit 10.21 of the S-1.
10.22**       Letter Agreement, dated August 16, 1994, between         *
              the Company and Craig L. Lamiman, incorporated by
              reference to Exhibit 10.21.1 of the S-1.
10.23**       Letter Agreement, dated September 1, 1994, between       *
              the Company and David P. Klosterman, incorporated
              by reference to Exhibit 10.21.2 of the S-1.
10.24         Lease, entered into as of January 5, 1988, between       *
              the City of Moberly, Missouri and Alkin,
              incorporated by reference to Exhibit 10.22 of the S-1.
10.25         Net Lease, made as of March 16, 1995, by and             *
              between First Industrial Financing Partnership,
              L.P. ("First Industrial") and Dura Operating,
              incorporated by reference to Exhibit 10.23 of the S-1.
10.26         First Addendum to New Lease, dated April 24, 1995,       *
              between First Industrial and Dura Operating,
              incorporated by reference to Exhibit 10.24 of the S-1.
10.27         Lease of Office Space, dated June 14, 1991, between      *
              80 South Eight Street Limited Partnership ("Eighth
              Street") and Hidden Creek, incorporated by reference
              to Exhibit 10.25 of the S-1.
10.28         Amendment and Renewal of Lease, made as of April 30,     *
              1993, by and



              between Eighth Street and Hidden Creek,
              incorporated by reference to Exhibit 10.26 of the S-1.
10.29**       Form of 1996 Key Employee Stock Option Plan,             *
              incorporated by reference to Exhibit 10.27 of the S-1.
10.30**       Form of Independent Director Stock Option Plan,          *
              incorporated by reference to Exhibit 10.28 of the S-1.
10.31**       Form of Employee Stock Discount Purchase Plan,           *
              incorporated by reference to Exhibit 10.29 of the S-1.
10.32         Form of Amended and Restated Stockholders Agreement,     *
              incorporated by reference to Exhibit 10.30 of the S-1.
10.33         Form of Amended and Restated Investor Stockholders       *
              Agreement, incorporated by reference to Exhibit 10.31
              of the S-1.
11            Statement of Computation of Earnings Per Share for       __
              the Year Ended December 31, 1996 filed herewith.
13.1          Annual Report to Stockholders for the year ended         __
              December 31, 1996 filed herewith.
21.1          Subsidiaries of the Company filed herewith.              __
23.1          Consent of Arthur Andersen LLP filed herewith.           __
27.1          Financial Data Schedule filed herewith.                  __

__________________
*   Incorporated by reference.
**  Indicates compensatory arrangement.