Form 10-Q
period 1997-03-31
DURA AUTOMOTIVE SYSTEMS INC
filed 1997-05-14
CIK 1016177

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                            ------------------------------

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1997

                                          OR

                [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from            to
                                                     -----------  ----------

                            Commission file number 0-21139

                            DURA AUTOMOTIVE SYSTEMS, INC.

                (Exact name of Registrant as specified in its charter)

                           DELAWARE                  38-3185711
               (State or other jurisdiction of    (I.R.S. Employer
               incorporation or organization)     Identification No.)
                       4508 IDS CENTER                  55402
                   MINNEAPOLIS, MINNESOTA             (Zip Code)
         (Address of principal executive offices)

                                    (612) 342-2311
                 (Registrant's telephone number, including area code)

                                    NOT APPLICABLE
                 (Former name, former address and former fiscal
                      year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes X     No
                  ------   -----
The number of shares outstanding of the Registrant's Class A Common Stock, par value $.01 per share, at April 15, 1997 was 3,825,756 shares. The number of shares outstanding of the Registrant's Class B Common Stock, par value $.01 per share, at April 15, 1997 was 4,976,254 shares.

ITEM 1 - FINANCIAL INFORMATION

              DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                 Three Months Ended March 31,
                                                 -------------------------
                                                    1997           1996
                                                 -----------   -----------
                                                          (Note 4)

Revenues                                          $ 107,367     $  59,303

Cost of sales                                        91,453        51,841
                                                 -----------   -----------

  Gross profit                                       15,914         7,462

Selling, general and administrative expenses          7,228         3,864

Amortization expense                                    883           262
                                                 -----------   -----------

  Operating income                                    7,803         3,336

Interest expense, net                                 1,896         1,089
                                                 -----------   ----------
  Income-before provision for income taxes            5,907         2,247

Provision for income taxes                            2,363           900
                                                 -----------   ----------
  Net income                                      $   3,544     $   1,347
                                                 -----------   -----------
                                                 -----------   -----------
  Net income per common and common
    equivalent share                              $    0.40     $    0.27
                                                 -----------   -----------
                                                 -----------   -----------
  Weighted average common and common
    equivalent shares outstanding                     8,856         5,029
                                                 -----------   -----------
                                                 -----------   -----------

                        The accompanying notes are an integral
                   part of these condensed consolidated statements.

                    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                (AMOUNTS IN THOUSANDS)


                                                      March 31,   December 31,
          Assets                                        1997           1996
----------------------------------------            -----------   ----------
                                                    (unaudited)
Current assets:
   Cash and cash equivalents                        $    6,027    $    1,667
   Accounts receivable, net                             59,228        49,490
   Inventories                                          26,394        18,093
   Other current assets                                 17,375        14,678
                                                    ----------    -----------

      Total current assets                             109,024        83,928

Property, plant and equipment, net                      61,831        47,347

Goodwill and other assets, net                         133,693       114,854
                                                    ----------    -----------

                                                    $  304,548    $  246,129
                                                    ----------    -----------
                                                    ----------    -----------

Liabilities and Stockholders' Investment
----------------------------------------
Current liabilities:
   Current maturities of long-term debt             $       72    $       80
   Accounts payable                                     37,573        30,230
   Accrued liabilities                                  28,467        26,090
                                                    -----------   -----------

      Total current liabilities                         66,112        56,400

Long-term debt, net of current maturities              115,202        77,376
Other noncurrent liabilities                            32,191        24,986
                                                    -----------   -----------

Stockholders' investment:
   Preferred stock                                          --            --
   Common stock - Class A                                   38            38
   Common stock - Class B                                   50            50
   Additional paid-in capital                           63,188        63,061
   Retained earnings                                    27,930        24,386
   Subscriptions receivable                               (163)         (168)
                                                    -----------   -----------

      Total stockholders' investment                    91,043        87,367
                                                    -----------   -----------

                                                    $  304,548    $  246,129
                                                    -----------   -----------
                                                    -----------   -----------

                  The accompanying notes are an integral
           part of these condensed consolidated balance sheets.

                    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                         1997       1996
                                                       ---------   ---------
OPERATING ACTIVITIES:
  Net income                                            $  3,544   $  1,347
  Adjustments to reconcile net income to
    net cash provided by operating activities -
      Depreciation and amortization                        2,905      1,589
      Deferred income tax provision                          -          494
  Changes in other operating items                           836        (12)
                                                       ---------   ---------

    Net cash provided by operating activities              7,285      3,418
                                                       ---------   ---------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                     (18,610)       -
  Capital expenditures, net                               (1,965)    (1,446)
  Other, net                                                 -         (233)
                                                       ---------   ---------

    Net cash used in investing activities                (20,575)    (1,679)
                                                       ---------   ---------

FINANCING ACTIVITIES:
  Borrowings under revolving credit facility              80,250     24,250
  Repayment of revolving credit facility                 (64,000)   (21,500)
  Borrowings of long-term debt                             1,292        -
  Repayment of long-term debt                                (18)    (2,414)
  Other, net                                                 127          4
                                                       ---------   ---------

    Net cash provided by financing activities             17,651        340
                                                       ---------   ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                    4,360      2,079

CASH AND CASH EQUIVALENTS:
  Beginning of period                                      1,667      1,732
                                                       ---------   ---------

  End of period                                         $  6,027   $  3,811
                                                       ---------   ---------
                                                       ---------   ---------

                         The accompanying notes are an integral
                    part of these condensed consolidated statements.

                    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1. The accompanying condensed consolidated financial statements have been prepared by Dura Automotive Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1996 Annual Report to Stockholders.

    Revenues and operating results for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

3.  Inventories consisted of the following (in thousands):

                          Mar. 31, 1997    Dec. 31, 1996
                          -------------    -------------
      Raw materials           $  12,275         $  9,384
      Work in process            10,014            4,767
      Finished goods              4,105            3,942
                          -------------    -------------
                              $  26,394         $ 18,093
                          -------------    -------------
                          -------------    -------------

4. In December 1996, the Company acquired all of the outstanding common stock of KPI Automotive Group (KPI) from Sparton Corporation for approximately $78.8 million in cash. KPI manufactures shifter systems, parking brake mechanisms, brake pedals, underbody spare tire carriers and airbag components for the North American automotive industry from facilities in Indiana and Michigan. The acquisition was financed with proceeds from borrowings under the Company's bank credit agreement.

    In January 1997, the Company acquired all of the outstanding common stock of the VOFA Group (VOFA) for approximately $38 million in cash and assumed indebtedness. The purchase was financed with borrowings under the Company's bank credit agreement. The Company will also make additional payments of up to approximately $6 million if certain operating targets are achieved by VOFA in the first three years following the acquisition. VOFA manufactures shifter cables, brake cables and other light duty cables for the European automotive and industrial markets from facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain.

    The accompanying unaudited consolidated pro forma results of operations for the three months ended March 31, 1996 give effect to the Offering and the acquisitions of KPI and VOFA as if they were completed at the beginning of the period. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred at such date or to project the Company's results of future operations (in thousands, except per share data):


                                                Three Months
                                                   Ended
                                               March 31, 1996
                                               --------------
             Revenues                             $  100,771
                                               --------------
                                               --------------

             Operating income                     $    6,458
                                               --------------
                                               --------------

             Net income                           $    2,551
                                               --------------
                                               --------------

             Weighted average common
               and common equivalent
               shares outstanding                      8,824
                                               --------------
                                               --------------

             Net income per common
               and common equivalent
               share                              $     0.29
                                               --------------
                                               --------------


5.  Long-term debt consisted of the following (in thousands):

                                                      March 31,     Dec. 31,
                                                        1997          1996
                                                    ----------     ----------
        Revolving credit facility                   $  114,841     $  77,000
        Other                                              433           456
                                                    ----------     ----------
                                                       115,274        77,456
        Less-current maturities                            (72)          (80)
                                                    ----------     ----------

                                                    $  115,202     $  77,376
                                                    ----------     ----------
                                                    ----------     ----------

    The Company's bank credit agreement, as amended, consists of a revolving credit facility with a committed amount of $120 million, is collateralized by substantially all assets of the Company, matures in December 2001 and bears interest at the lender's prevailing reference rate plus .5% or LIBOR plus 1% minus the Eurocurrency Reserve Percentage, at the discretion of the Company. The agreement also provides the Company with the ability to borrow in foreign currencies up to an amount equivalent to $30 million. The bank credit agreement requires the Company to pay a facility fee on the commitment amount of .25% and contains various restrictive covenants, which, among other matters, require the Company to maintain certain financial ratios, including minimum liquidity and interest coverage. The bank credit agreement also limits additional indebtedness, investments, rental obligations and cash dividends. The Company was in compliance with all such covenants at March 31, 1997. In addition, the Company has outstanding letters of credit in the amount of $1.7 million expiring through October 1997.

6. During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 effective December 31, 1997 and anticipates it will not have a material impact on previously reported earnings per share.

7.  Supplemental cash flow information (in thousands):

                                  Three Months Ended March 31,
                                  ----------------------------
                                      1997            1996
                                  ------------    ------------
         Cash paid for -
           Interest                   $1,273         $1,218
           Income taxes                  275            250


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 TO THE THREE MONTHS ENDED MARCH 31, 1996

REVENUES -- Revenues for the three months ended March 31, 1997 increased by $48.1 million, or 81%, to $107.4 million from $59.3 million for the three months ended March 31, 1996. Approximately $44.2 million of the increase in revenues relates to the acquisitions of KPI Automotive Group (KPI) in December 1996 and the VOFA Group (VOFA) in January 1997. The remaining increase is due to new business awarded to the Company.

COST OF SALES -- Cost of sales for the three months ended March 31, 1997 increased by $39.7 million, or 76.6%, to $91.5 million from $51.8 million for the three months ended March 31, 1996. Cost of sales as a percentage of revenues for the three months ended March 31, 1997 was 85.2% compared to 87.4% for the three months ended March 31, 1996. The increase in gross margin was the result of higher margins on new business, continued cost reduction efforts, including cellular manufacturing and plant consolidation, and the initial effects of cost reduction opportunities at KPI.

S, G & A EXPENSES -- Selling, general and administrative expenses increased by $3.3 million, or 84.6%, to $7.2 million for the three months ended March 31, 1997 from $3.9 million for the three months ended March 31, 1996. The increase was due to increased support for worldwide engineering and marketing efforts and increased costs related to the acquisitions of KPI and VOFA partially offset by initial consolidation opportunities at KPI. As a percentage of revenues, selling, general and administrative expenses were 6.7% for the three months ended March 31, 1997 compared to 6.5% for the three months ended March 31, 1996.

INTEREST EXPENSE -- Interest expense for the three months ended March 31, 1997 was $1.9 million compared to $1.1 million for the three months ended March 31, 1996. The increase was due principally to borrowings incurred related to the acquisitions of KPI and VOFA.

INCOME TAXES -- The effective income tax rate was 40.0% for the three months ended March 31, 1997 and 40.1% for the three months ended March 31, 1996. The effective rates differed from the statutory rates primarily as a result of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

On August 14, 1996, the Company completed an initial public offering of 3,795,000 shares of its Class A common stock at a price of $14.50 per share. The Company realized net proceeds of approximately $50 million from this offering.

The Company's bank credit agreement consists of a $120 million revolving credit facility which expires in December 2001. The agreement also provides the Company with the ability to borrow in foreign currencies up to an amount equivalent to $30 million. As of March 31, 1997, there was a total of $114.8 million outstanding under this revolving credit facility.
The bank credit agreement requires the Company to pay a facility fee on the commitment amount of .25% and contains various restrictive covenants, which, among other matters, require the Company to maintain certain financial ratios, including minimum liquidity and interest coverage. The bank credit agreement also limits additional indebtedness, investments, rental obligations and cash dividends. The Company was in compliance with all such covenants at March 31, 1997. In addition, the Company has outstanding letters of credit in the amount of $1.7 million expiring through October 1997.

In December 1996, the Company acquired all of the outstanding common stock of KPI from Sparton Corporation for approximately $78.8 million in cash. KPI manufactures shifter systems, parking brake mechanisms, brake pedals, underbody spare tire carriers and airbag components for the North American automotive industry from facilities in Indiana and Michigan. The acquisition was financed with proceeds from borrowings under the Company's bank credit agreement.

In January 1997, the Company acquired all of the outstanding common stock of the VOFA Group (VOFA) for approximately $38 million in cash and assumed indebtedness. The Company will also make additional payments of up to approximately $6 million if certain operating targets are achieved by VOFA in the first three years following the acquisition. VOFA manufactures shifter cables, brake cables and other light duty cables for the European automotive and industrial markets from facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain.

The Company's principal source of funds has been, and is anticipated to be, its cash flows from operations. During the three months ended March 31, 1997, the Company generated cash from operations of $6.4 million before the effects of changes in working capital compared to $2.9 million in 1996. The cash generated from operations was used to fund capital expenditures of approximately $2 million and to partially finance the acquisitions referred to above.

The Company estimates that it will fund approximately $13 million in capital expenditures for the remaining months of 1997. These capital expenditures will be used primarily for the purchase of machinery and equipment to support new business awards, as well as to finance continued cost reduction efforts.

The Company believes that funds available under its bank credit agreement, together with funds generated by the Company's operations, will provide the Company with sufficient liquidity and capital resources for working capital, capital expenditures and other needs. However, any additional significant acquisitions may require additional debt or equity financing. The Company believes additional financing will be available from bank lenders, through the issuance of public or private debt securities or through additional offerings of equity securities.

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

                             PART II.  OTHER INFORMATION

                    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES


Item 1.  Legal Proceedings:

    In March 1997, the Company was involved in settling a lawsuit alleging a wrongful death as the result of injuries purportedly caused by a defectively-designed manual release for an emergency brake on a 1990 Cadillac Fleetwood. This lawsuit was previously disclosed in the Company's 1996 Annual Report on Form 10-K and prior filings with the Securities and Exchange Commission. The terms of the settlement are confidential. The Company's share of the settlement, which has been paid on behalf of the Company by its insurance carrier, after taking into account the deductible, is not material to the Company.

Item 2.  Change in Securities:

    None

Item 3.  Defaults Upon Senior Securities:

    None

Item 4.  Submission of Matters to a Vote of Security Holders:

    None

Item 5.  Other Information:

    None

Item 6.  Exhibits and Reports on Form 8-K:
                                                                      Sequential
                                                                     Page Number
    (a)  Exhibits:                                                   -----------

         11   Statements of Computation of Earnings Per Share For
              the Three Months Ended March 31, 1997 and 1996.              14

    (b) On February 18, 1997, the Company filed Form 8-K/A relating to the acquisition of the KPI Group of Sparton
         Corporation on December 5, 1996 to include the required financial statements under Item 7.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DURA AUTOMOTIVE SYSTEMS, INC.


Date:  May 9, 1997                  By /s/ David R. Bovee
                                       -------------------------------------
                                       David R. Bovee
                                       Vice President, Chief Financial Officer
                                       (principal accounting and financial
                                       officer)