Form 10-Q
period 1997-06-30
DURA AUTOMOTIVE SYSTEMS INC
filed 1997-08-13
CIK 1016177

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ______________________________


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                 Yes   X                         No
                    ------                          ------

The number of shares outstanding of the Registrant's Class A Common Stock, par value $.01 per share, at July 10, 1997 was 3,848,533 shares. The number of shares outstanding of the Registrant's Class B Common Stock, par value $.01 per share, at July 10, 1997 was 4,956,254 shares.

ITEM 1 - FINANCIAL INFORMATION

                DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

         (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                Three Months Ended June 30,
                                                ---------------------------
                                                     1997           1996
                                                ------------   ------------
                                                          (Note 4)

Revenues                                         $  115,350     $  68,054

Cost of sales                                        97,089        57,300
                                                ------------   ------------

    Gross profit                                     18,261        10,754

Selling, general and administrative expenses          6,601         3,722

Amortization expense                                    891           210
                                                ------------   ------------

    Operating income                                 10,769         6,822

Interest expense, net                                 1,957           811
                                                ------------   ------------

    Income before provision for income taxes          8,812         6,011

Provision for income taxes                            3,712         2,404
                                                ------------   ------------

    Net income                                     $  5,100      $  3,607
                                                ------------   ------------
                                                ------------   ------------

    Net income per common and common
         equivalent share                          $   0.58      $   0.72
                                                ------------   ------------
                                                ------------   ------------

    Weighted average common and common
         equivalent shares outstanding                8,863         5,029
                                                ------------   ------------
                                                ------------   ------------



                      The accompanying notes are an integral
                part of these condensed consolidated statements.

                    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                 Six Months Ended June 30,
                                                 --------------------------
                                                     1997           1996
                                                 ------------   -----------
                                                         (Note 4)

Revenues                                         $  222,717     $  127,357

Cost of sales                                       188,542        109,141
                                                 ------------   -----------

    Gross profit                                     34,175         18,216

Selling, general and administrative expenses         13,829          7,586

Amortization expense                                  1,774            472
                                                 ------------   -----------

    Operating income                                 18,572         10,158

Interest expense, net                                 3,853          1,900
                                                 ------------   -----------

    Income before provision for income taxes         14,719          8,258

Provision for income taxes                            6,075          3,304
                                                 ------------   -----------

    Net income                                     $  8,644       $  4,954
                                                 ------------   -----------
                                                 ------------   -----------

    Net income per common and common
         equivalent share                          $   0.98       $   0.99
                                                 ------------   -----------
                                                 ------------   -----------

    Weighted average common and common
         equivalent shares outstanding                8,860          5,026
                                                 ------------   -----------
                                                 ------------   -----------


                    The accompanying notes are an integral
                 part of these condensed consolidated statements.

                DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                            (AMOUNTS IN THOUSANDS)


                                             June 30,    December 31,
Assets                                         1997         1996
-----------------------------------        ------------  ------------
                                           (unaudited)
Current assets:
    Cash and cash equivalents              $  10,779    $    1,667
    Accounts receivable, net                  67,913        49,490
    Inventories                               24,910        18,093
    Other current assets                      17,651        14,678
                                           ------------  ------------

         Total current assets                121,253        83,928

Property, plant and equipment, net            62,510        47,347

Goodwill and other assets, net               135,499       114,854
                                           ------------  ------------

                                          $  319,262    $  246,129
                                           ------------  ------------
                                           ------------  ------------

Liabilities and Stockholders' Investment
----------------------------------------

Current liabilities:
    Current maturities of long-term debt    $  2,512    $      80
    Accounts payable                          34,782       30,230
    Accrued liabilities                       42,689       26,090
                                           ------------  ------------

         Total current liabilities            79,983       56,400

Long-term debt, net of current maturities    119,629       77,376
Other noncurrent liabilities                  25,399       24,986
                                           ------------  ------------

Stockholders' investment:
    Preferred stock                             --            --
    Common stock - Class A                       38            38
    Common stock - Class B                       50            50
    Additional paid-in capital               63,282        63,061
    Retained earnings                        33,030        24,386
    Cumulative translation adjustment        (2,002)          --
    Subscriptions receivable                   (147)         (168)
                                           ------------  ------------

         Total stockholders' investment      94,251        87,367
                                           ------------  ------------

                                         $  319,262    $  246,129
                                           ------------  ------------
                                           ------------  ------------


                  The accompanying notes are an integral
          part of these condensed consolidated balance sheets.

                    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                      Six Months Ended June 30,
                                                      -------------------------
                                                           1997        1996
                                                      -----------  ------------
OPERATING ACTIVITIES:
    Net income                                           $  8,644   $  4,954
    Adjustments to reconcile net income to
         net cash provided by operating activities -
              Depreciation and amortization                 6,826      3,073
              Deferred income tax provision                    -       1,658
              Changes in other operating items             (9,505)      (102)
                                                      -----------   ----------

         Net cash provided by operating activities          5,965      9,583
                                                      -----------   ----------

INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                    (21,181)        -
    Capital expenditures, net                              (5,227)    (2,076)
    Other, net                                                 -        (305)
                                                      -----------   ----------

         Net cash used in investing activities            (26,408)    (2,381)
                                                      -----------   ----------

FINANCING ACTIVITIES:
    Borrowings under revolving credit facility            138,225     62,500
    Repayment of revolving credit facility               (106,000)   (65,750)
    Repayments of debt                                     (2,675)    (2,435)
    Other, net                                                220        (10)
                                                      -----------   ---------

        Net cash provided by (used in)
          financing activities                             29,770     (5,695)
                                                      -----------   ---------

EFFECT OF EXCHANGE RATE ON CASH                              (215)        -
                                                      -----------   ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     9,112      1,507

CASH AND CASH EQUIVALENTS:
    Beginning of period                                     1,667      1,732
                                                      -----------   ---------

    End of period                                       $  10,779   $  3,239
                                                      -----------   ---------
                                                      -----------   ---------

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

    Revenues and operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

3.  Inventories consisted of the following (in thousands):

                                 June 30, 1997   Dec. 31, 1996
                                 -------------   -------------

           Raw materials           $  11,413       $  9,384
           Work in process             8,885          4,767
           Finished goods              4,612          3,942
                                  -----------     -----------

                                   $  24,910      $  18,093
                                  -----------     -----------
                                  -----------     -----------

4.  In August 1996, the Company formed a joint venture with Excel
    Industries, Inc. (Excel) to participate equally in the acquisition of a 26 percent interest in Pollone, S.A. (Pollone), a manufacturer of automotive components and mechanical assemblies headquartered in Sao Paulo, Brazil, for $5 million in total. The Company has accounted for its portion of this investment using the cost method of accounting. The Company has also loaned Pollone an additional $5.25 million pursuant to notes which bear interest at approximately 7% and mature from August
    1998 through August 2000. Certain of these notes are convertible into equity of Pollone, at the Company's option. The investment and the notes are included in other assets in the accompanying condensed consolidated balance sheets.

        In October 1996, the Company acquired the parking brake business of Rockwell Light Vehicle Systems France S.A. (the French Operations). The aggregate purchase price was approximately $3.75 million. The parking brake business is operated from a facility in St. Die, France. The pro forma effects of this transaction are not material to the Company's results of operations for the three and six months ended June 30, 1996.

    In December 1996, the Company acquired all of the outstanding common stock of KPI Automotive Group (KPI) from Sparton Corporation for approximately $78.8 million in cash. KPI manufactures shifter systems, parking brake mechanisms, brake pedals, underbody spare tire carriers and airbag components for the North American automotive industry. The acquisition was financed with proceeds from borrowings under the Company's bank credit agreement.

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

    In May 1997, the Company acquired the automotive parking brake business from Excel for approximately $2.9 million. The pro forma effects of this transaction are not material to the Company's results of operations for the three and six months ended June 30, 1996 and 1997.

    The accompanying unaudited consolidated pro forma results of operations for the three and six months ended June 30, 1996 give effect to the Offering and the acquisitions of KPI and VOFA as if they were completed at the beginning of the period. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred at such date or to project the Company's results of future operations (in thousands, except per share data):

                                    Pro Forma              Pro Forma
                                 Three Months Ended    Six Months Ended
                                   June 30, 1996         June 30, 1996
                                 ------------------    ------------------
        Revenues                      $  116,699           $  217,470
                                 ------------------    ------------------
                                 ------------------    ------------------
        Operating income              $   10,427           $   16,885
                                 ------------------    ------------------
                                 ------------------    ------------------

        Net income                    $    5,159           $    7,762
                                 ------------------    ------------------
                                 ------------------    ------------------


        Weighted average common
          and common equivalent
          shares outstanding               8,824                8,824
                                 ------------------    ------------------
                                 ------------------    ------------------

        Net income per common
          and common equivalent
          share                       $     0.58            $    0.88
                                 ------------------    ------------------
                                 ------------------    ------------------


5.  Long-term debt consisted of the following (in thousands):

                                                June 30,          Dec. 31,
                                                  1997              1996
                                              ------------     -----------
        Revolving credit facility             $  109,225        $  77,000
        Other                                     12,916              456
                                              ------------     -----------
                                                 122,141           77,456
        Less-current maturities                   (2,512)             (80)
                                              ------------     -----------

                                              $  119,629        $  77,376
                                              ------------     -----------
                                              ------------     -----------


    The Company's bank credit agreement, as amended, consists of a revolving credit facility with a committed amount of $120 million, is collateralized by substantially all assets of the Company, matures in December 2001 and bears interest at the lender's prevailing reference rate plus .5% or LIBOR plus 1% minus the Eurocurrency Reserve Percentage, at the discretion of the Company. The agreement also provides the Company with the ability to borrow in foreign currencies up to an amount equivalent to $30 million. As of June 30, 1997 $105.5 million of borrowings outstanding under the revolving credit facility are denominated in US dollars and $3.725 million of borrowings are denominated in Deutsche Marks. The bank credit agreement requires the Company to pay a facility fee on the commitment amount of .25% and contains various restrictive covenants, which, among other matters, require the Company to maintain certain financial ratios, including minimum liquidity and interest coverage.
    The bank credit agreement also limits additional indebtedness, investments, rental obligations and cash dividends. The Company was in compliance with all such covenants at June 30, 1997. In addition, the Company has outstanding letters of credit in the amount of $1.7 million expiring through October 1997.

6. During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in fiscal 1998 and anticipates it will not have a material impact on previously reported earnings per share.

7. In August 1997, the Company announced that it signed a definitive agreement to acquire GT Automotive Systems, Inc. (GT Automotive), headquartered in Livonia, Michigan. GT Automotive has manufacturing facilities in Livonia and Warren, Michigan and Windsor and Brantford, Ontario, Canada, with annual revenues of approximately $70 million. The acquisition is subject to regulatory approval and other customary matters. Initial consideration for the acquisition of GT Automotive is $45 million in cash. The Company expects to amend its revolving credit facility to finance the acquisition. Closing is expected to occur during the third quarter of 1997.

8.  Supplemental cash flow information (in thousands):


                              Three Months Ended       Six Months Ended
                                   June 30,                June 30,
                              -------------------      -----------------
                               1997       1996          1997       1996
                              -------------------      -----------------

          Cash paid for -
              Interest        $2,248      $935         $3,521     $2,153
              Income taxes     2,019       802          2,294      1,052

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE THREE MONTHS ENDED JUNE 30, 1996

REVENUES -- Revenues for the three months ended June 30, 1997 increased by $47.3 million, or 69%, to $115.4 million from $68.1 million for the three months ended June 30, 1996. The increase in revenues relates primarily to the acquisitions of KPI Automotive Group (KPI) in December 1996 and the VOFA Group
(VOFA) in January 1997.

COST OF SALES -- Cost of sales for the three months ended June 30, 1997 increased by $39.8 million, or 69%, to $97.1 million from $57.3 million for the three months ended June 30, 1996. Cost of sales as a percentage of revenues for the three months ended June 30, 1997 and 1996 was 84.2%. Lower margins from the KPI and VOFA acquisitions were offset by higher incremental margins on certain new business, continued cost reduction efforts, including cellular manufacturing and plant consolidation, and the initial effects of cost reduction opportunities at KPI and VOFA.

S, G & A EXPENSES -- Selling, general and administrative expenses increased by $2.9 million, or 78.4%, to $6.6 million for the three months ended June 30, 1997 from $3.7 million for the three months ended June 30, 1996. The increase was due to increased support for worldwide engineering and marketing efforts partially offset by initial consolidation opportunities at KPI and VOFA. As a percentage of revenues, selling, general and administrative expenses were 5.7% for the three months ended June 30, 1997 compared to 5.5% for the three months ended June 30, 1996.

INTEREST EXPENSE -- Interest expense for the three months ended June 30, 1997 was $2.0 million compared to $811,000 for the three months ended June 30, 1996. The increase was due principally to borrowings incurred related to the acquisitions of KPI and VOFA.

INCOME TAXES -- The effective income tax rate was 42% for the three months ended June 30, 1997 and 40% for the three months ended June 30, 1996. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 TO THE SIX MONTHS ENDED JUNE 30, 1996

REVENUES -- Revenues for the six months ended June 30, 1997 increased by $95.3 million, or 74.8%, to $222.7 million from $127.4 million for the six months ended June 30, 1996. The increase in revenues relates primarily to the acquisitions of KPI and VOFA.

COST OF SALES -- Cost of sales for the six months ended June 30, 1997 increased by $79.4 million or 72.8%, to $188.5 million from $109.1 million for the six months ended June 30, 1996. Cost of sales as a percentage of revenues for the six months ended June 30, 1997 was 84.7% compared to 85.7% for the six months ended June 30, 1996. Lower margins from the KPI and VOFA acquisitions were offset by higher incremental margins on certain new business, continued cost reduction efforts, including cellular manufacturing and plant consolidation, and the initial effects of cost reduction opportunities at KPI and VOFA.

S, G & A EXPENSES -- Selling, general and administrative expenses increased by $6.2 million, or 81.6%, to $13.8 million for the six months ended June 30, 1997 from $7.6 million for the six months ended June 30, 1996. The increase is due primarily to incremental costs from the acquisitions of KPI and VOFA. As a percentage of revenues, selling, general and administrative expenses were 6.2% for the six months ended June 30, 1997 compared to 6.0% for the six months ended June 30, 1996.

INTEREST EXPENSE -- Interest expense for the six months ended June 30, 1997 was $3.9 million compared to $1.9 million for the six months ended June 30, 1996. The increase was due principally to borrowings incurred related to the acquisitions of KPI and VOFA.

INCOME TAXES -- The effective income tax rate was 41.3% for the six months ended June 30, 1996 and 40.0% for the six months ended June 30, 1996. The effective rates differed from the statutory rates primarily as a result of higher foreign tax rates, state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

On August 14, 1996, the Company completed an initial public offering of 3,795,000 shares of its Class A common stock at a price of $14.50 per share. The Company realized net proceeds of approximately $50 million from this offering.

The Company's bank credit agreement consists of a $120 million revolving credit facility which expires in December 2001. The agreement also provides the Company with the ability to borrow in foreign currencies up to an amount equivalent to $30 million. As of June 30, 1997, there was $109.2 million outstanding under this revolving credit facility including $3.7 million which is denominated in Duetsche Marks. The bank credit agreement requires the Company to pay a facility fee on the commitment amount of .25% and contains various restrictive covenants, which, among other matters, require the Company to maintain certain financial ratios, including minimum liquidity and interest coverage. The bank credit agreement also limits additional indebtedness, investments, rental obligations and cash dividends. The Company was in compliance with all such covenants at June 30, 1997. In addition, the Company has outstanding letters of credit in the amount of $1.7 million expiring through October 1997.

In August 1996, the Company formed a joint venture with Excel Industries, Inc. (Excel) to participate equally in the acquisition of a 26 percent interest in Pollone, S.A. (Pollone), a manufacturer of automotive components and mechanical assemblies headquartered in Sao Paulo, Brazil, for $5 million in total. The Company has accounted for its portion of this investment using the cost method of accounting. The Company has also loaned Pollone an additional $5.25 million pursuant to notes which bear interest at approximately 7% and mature from August 1998 through August 2000. Certain of these notes are convertible into equity of Pollone, at the Company's option.

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

In May 1997, the Company acquired the automotive parking brake business from Excel for approximately $2.9 million. The acquisition was financed with proceeds from borrowings under the Company's bank credit agreement.

In August 1997, the Company announced that it signed a definitive agreement to acquire GT Automotive Systems, Inc. (GT Automotive), headquartered in Livonia, Michigan. GT Automotive has manufacturing facilities in Livonia and Warren, Michigan and Windsor and Brantford, Ontario, Canada, with annual revenues of approximately $70 million. Initial consideration for GT Automotive is $45 million in cash. The acquisition is subject to regulatory approval and other customary matters. Closing is expected to occur during the third quarter.

The Company is currently negotiating an amendment to its bank credit agreement to finance the acquisition of GT Automotive and provide for working capital and other needs. The Company believes borrowings under its bank credit agreement, as amended, together with funds generated by the Company's operations, will provide the Company with sufficient liquidity and capital resources for working capital, capital expenditures and other needs.
However, any additional significant acquisitions may require additional debt or equity financing. The Company believes additional financing will be available from bank lenders, through the issuance of public or private debt securities or through additional offerings of equity securities.

The Company's principal source of funds has been, and is anticipated to be, its cash flows from operations. During the six months ended June 30, 1997, the Company generated cash from operations of $15.5 million before the effects of changes in working capital compared to $9.7 million in 1996. The cash generated from operations was used to fund capital expenditures of approximately $5.2 million and to partially finance the acquisitions referred to above.

The Company estimates that it will fund approximately $8 million in capital expenditures for the remaining months of 1997. These capital expenditures will be used primarily for the purchase of machinery and equipment to support new business awards, as well as to finance continued cost reduction efforts.

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

                             PART II.  OTHER INFORMATION

                    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings:

    Other than as reported in the Company's 1996 Annual Report on Form 10-K under the caption "Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business of the Company.

Item 2.  Change in Securities:

    None

Item 3.  Defaults Upon Senior Securities:

    None

Item 4.  Submission of Matters to a Vote of Security Holders:

    The registrant held its Annual Meeting of Stockholders on May 14, 1997. Proxies for the meeting were solicited pursuant to Regulation
    14. There was no solicitation in opposition to management's nominees for directors as listed in the Proxy Statement, and all such nominees (Neil C. Anderson, Robert E. Brooker, Jr., W.H. Clement, Jack K. Edwards, Robert R. Hibbs, S.A. Johnson, James L. O'Loughlin, William L. Orscheln, Eric J. Rosen, Karl F. Storrie and Barbara A. Westhues) were elected. Of the 51,131,283 votes, at least 51,126,363 votes granted authority to vote for these directors and no more than 4,920 abstaining votes were cast.

    The retention of Arthur Andersen LLP as auditors was approved by the stockholders. A total of 51,129,274 affirmative votes, 986 negative votes and 1,023 abstaining votes were cast.

Item 5.  Other Information:

    None

Item 6.  Exhibits and Reports on Form 8-K:
                                                           Sequential
    (a)  Exhibits:                                         Page Number
                                                           -----------

         11   Statements of Computation of Earnings
              Per Share For the Three and Six Months
              Ended June 30, 1997 and 1996.                     16

    (b) During the quarter for which this report is filed, the Company filed no Form 8-K Current Reports with the Securities and Exchange Commission.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DURA AUTOMOTIVE SYSTEMS, INC.


Date:  August 14, 1997                 By /S/ Stephen E.K. Graham
                                          --------------------------------
                                          Stephen E.K. Graham
                                          Vice President, Chief Financial
                                          Officer (principal accounting
                                          and financial officer)