Form 10-Q
period 1997-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 1997-11-12
CIK 1016177

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                            ______________________________

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at October 16, 1997 was 3,881,720 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at October 16, 1997 was 4,926,992 shares.

ITEM 1 - FINANCIAL INFORMATION

                    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                 Three Months Ended September 30,
                                                 ------------------------------
                                                    1997                1996
                                                 ----------          ----------
                                                             (Note 3)

Revenues                                          $ 101,862           $  57,130
Cost of sales                                        86,605              50,010
                                                  ---------           ---------
    Gross profit                                     15,257               7,120
Selling, general and administrative expenses          7,305               3,651
Amortization expense                                  1,032                 219
                                                  ---------           ---------
    Operating income                                  6,920               3,250
Interest expense, net                                 2,299                 387
                                                  ---------           ---------
    Income before provision for income taxes          4,621               2,863
Provision for income taxes                            1,964               1,117
                                                  ---------           ---------
    Net income                                    $   2,657               1,746
                                                  ---------           ---------
                                                  ---------           ---------
    Net income per common and common
         equivalent share                         $    0.30            $   0.25
                                                  ---------           ---------
                                                  ---------           ---------
    Weighted average common and common
         equivalent shares outstanding                8,874               6,955
                                                  ---------           ---------
                                                  ---------           ---------


                        The accompanying notes are an integral
                   part of these condensed consolidated statements.

                    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)



                                                 Nine Months Ended September 30,
                                                 ------------------------------
                                                    1997                1996
                                                 ----------          ----------
                                                             (Note 3)
Revenues                                          $ 324,579           $ 184,487
Cost of sales                                       275,147             159,151
                                                  ---------           ---------
    Gross profit                                     49,432              25,336
Selling, general and administrative expenses         21,134              11,237
Amortization expense                                  2,806                 691
                                                  ---------           ---------
    Operating income                                 25,492              13,408
Interest expense, net                                 6,152               2,287
                                                  ---------           ---------
    Income before provision for income taxes         19,340              11,121
Provision for income taxes                            8,039               4,421
                                                  ---------           ---------
    Net income                                    $  11,301           $   6,700
                                                  ---------           ---------
                                                  ---------           ---------
    Net income per common and common
         equivalent share                         $    1.27           $    1.18
                                                  ---------           ---------
                                                  ---------           ---------
    Weighted average common and common
         equivalent shares outstanding                8,864               5,669
                                                  ---------           ---------
                                                  ---------           ---------


                        The accompanying notes are an integral
                   part of these condensed consolidated statements.

                    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                (AMOUNTS IN THOUSANDS)


                                                 September 30,       December 31,
              Assets                                  1997               1996
-----------------------------------------        -------------       ------------
                                                  (unaudited)
Current assets:
    Cash and cash equivalents                    $    5,420          $    1,667
    Accounts receivable, net                         83,921              49,490
    Inventories                                      29,932              18,093
    Other current assets                             17,325              14,678
                                                 ----------          ----------
         Total current assets                       136,598              83,928
Property, plant and equipment, net                   75,295              47,347
Goodwill and other assets, net                      183,094             114,854
                                                 ----------          ----------
                                                 $  394,987          $  246,129
                                                 ----------          ----------
                                                 ----------          ----------

Liabilities and Stockholders' Investment
-----------------------------------------

Current liabilities:
    Current maturities of long-term debt         $    2,616          $       80
    Accounts payable                                 50,613              30,230
    Accrued liabilities                              34,752              26,090
                                                 ----------          ----------
         Total current liabilities                   87,981              56,400
Long-term debt, net of current maturities           172,807              77,376
Other noncurrent liabilities                         37,390              24,986
                                                 ----------          ----------
Stockholders' investment:
    Preferred stock                                      --                  --
    Common stock - Class A                               39                  38
    Common stock - Class B                               49                  50
    Additional paid-in capital                       63,375              63,061
    Retained earnings                                35,687              24,386
    Cumulative translation adjustment                (2,194)                 -
    Subscriptions receivable                           (147)               (168)
                                                 ----------          ----------
         Total stockholders' investment              96,809              87,367
                                                 ----------          ----------
                                                 $  394,987          $  246,129
                                                 ----------          ----------
                                                 ----------          ----------


                        The accompanying notes are an integral
                 part of these condensed consolidated balance sheets.

                    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                        1997                1996
                                                                    -----------         -----------
OPERATING ACTIVITIES:
    Net income                                                        $  11,301            $  6,700
    Adjustments to reconcile net income to
         net cash provided by operating activities -
              Depreciation and amortization                               9,170               4,677
              Deferred income tax provision                                  --               2,218
              Changes in other operating items                          (24,379)             (1,169)
                                                                      ---------           ---------

         Net cash provided by (used in) operating activities             (3,908)             12,426
                                                                      ---------           ---------

INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                  (64,273)                -
    Capital expenditures, net                                            (6,157)             (3,115)
    Other, net                                                                -              (3,211)
                                                                      ---------           ---------

         Net cash used in investing activities                          (70,430)             (6,326)
                                                                      ---------           ---------

FINANCING ACTIVITIES:
    Net proceeds from Offering                                               --              49,576
    Borrowings under revolving credit facility                          234,770              71,250
    Repayment of revolving credit facility                             (153,042)            (81,000)
    Repayments of debt                                                   (3,789)            (41,557)
    Other, net                                                              343                 (20)
                                                                      ---------           ---------

         Net cash provided by (used in) financing activities             78,282              (1,751)
                                                                      ---------           ---------

EFFECT OF EXCHANGE RATE ON CASH                                            (191)                -
                                                                      ---------           ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   3,753               4,349

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                   1,667               1,732
                                                                      ---------           ---------

    End of period                                                      $  5,420            $  6,081
                                                                      ---------           ---------
                                                                      ---------           ---------

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

    Revenues and operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories consisted of the following (in thousands):

                                Sept. 30, 1997      Dec. 31, 1996
                                --------------      -------------
        Raw materials              $15,297              $ 9,384
        Work in process              9,885                4,767
        Finished goods               4,750                3,942
                                   -------              -------
                                   $29,932              $18,093
                                   -------              -------
                                   -------              -------

3. In October 1996, the Company acquired the parking brake business of Rockwell Light Vehicle Systems France S.A. (the French Operations). The aggregate purchase price was approximately $3.75 million. The parking brake business is operated from a facility in Cluses, France. The pro forma effects of this transaction are not material to the Company's results of operations for the three and nine months ended September 30, 1996.

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

    In May 1997, the Company acquired the automotive parking brake business from Excel Industries, Inc. for approximately $2.9 million. The pro forma effects of this transaction are not material to the Company's results of operations for the three and nine months ended September 30, 1996 and the nine months ended September 30, 1997.

    In August 1997, the Company acquired GT Automotive Systems, Inc. (GT Automotive), headquartered in Livonia, Michigan. GT Automotive has manufacturing facilities in Livonia and Warren, Michigan and Windsor and Brantford, Ontario, Canada, with annual revenues of approximately $70 million. Initial consideration for the acquisition of GT Automotive was $45 million in cash and assumed indebtedness. The acquisition was financed with proceeds from borrowings under the Company's bank credit agreement, as amended.

    The accompanying unaudited consolidated pro forma results of operations for the nine months ended September 30, 1997 gives effect to the acquisition of GT Automotive as if it was completed at the beginning of the period. The unaudited consolidated pro forma results of operations for the nine months ended September 30, 1996 give effect to the Company's August 1996 initial public offering of 3,795,000 shares of Class A common stock and the acquisitions of KPI, VOFA and GT Automotive as if they were completed at the beginning of the period. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred at such date or to project the Company's results of future operations (in thousands, except per share data):

                                   Nine Months Ended September 30,
                                   ------------------------------
                                       1997               1996
                                     --------           --------
        Revenues                     $365,220           $359,307
                                     --------           --------
                                     --------           --------

        Operating income             $ 28,497           $ 25,138
                                     --------           --------
                                     --------           --------

        Net income                   $ 11,520           $  9,298
                                     --------           --------
                                     --------           --------

        Weighted average common
          and common equivalent
          shares outstanding            8,864              8,811
                                     --------           --------
                                     --------           --------

        Net income per common
          and common equivalent
          share                      $   1.30           $   1.06
                                     --------           --------
                                     --------           --------

4.  Long-term debt consisted of the following (in thousands):

                                     Sept. 30,          Dec. 31,
                                       1997               1996
                                     --------           --------

      Revolving credit facility      $158,728           $77,000
      Other                            16,695               456
                                     --------           -------
                                       175,423            77,456
      Less-current maturities          (2,616)              (80)
                                     --------           -------

                                     $172,807           $77,376
                                     --------           -------
                                     --------           -------



    The Company's bank credit agreement, as amended, consists of a revolving credit facility with a committed amount of $200 million, is collateralized by substantially all assets of the Company, matures in August 2002 and bears interest at the lender's prevailing reference rate plus .5% or the Eurocurrency rate plus .5%, at the discretion of the Company. The agreement also provides the Company with the ability to denominate a portion of its borrowings in foreign currencies up to an amount equivalent to $50 million ($30 million sub-limit for Deutsche Marks). As of September 30, 1997, $154.7 million of borrowings outstanding under the revolving credit facility are denominated in US dollars and $4.0 million of borrowings are denominated in Deutsche Marks. The bank credit agreement requires the Company to pay a facility fee on the commitment amount of .25% and contains various restrictive covenants, which, among other matters, require the Company to maintain certain financial ratios, including minimum liquidity and interest coverage. The bank credit agreement also limits additional indebtedness, investments, rental obligations and cash dividends. The Company was in compliance with all such covenants at September 30, 1997. In addition, the Company has outstanding letters of credit in the amount of approximately $3.0 million expiring through July 2000.

5. During March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in fiscal 1998 and anticipates it will not have a material impact on previously reported earnings per share.

6.  Supplemental cash flow information (in thousands):

                             Three Months Ended      Nine Months Ended
                                  Sept. 30,               Sept. 30,
                             ------------------      -----------------
                               1997        1996       1997        1996
                               ----        ----       ----        ----
      Cash paid for -
          Interest         $  2,031      $  759   $  5,552    $  2,908
          Income taxes        1,680         910      3,974       1,962

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES -- Revenues for the three months ended September 30, 1997 increased by $44.8 million, or 78.5%, to $101.9 million from $57.1 million for the three months ended September 30, 1996. The increase in revenues relates primarily to the acquisitions of KPI Automotive Group (KPI) in December 1996, the VOFA Group
(VOFA) in January 1997 and GT Automotive Systems, Inc. (GT Automotive) in August 1997.

COST OF SALES -- Cost of sales for the three months ended September 30, 1997 increased by $36.6 million, or 73.2%, to $86.6 million from $50.0 million for the three months ended September 30, 1996. Cost of sales as a percentage of revenues for the three months ended September 30, 1997 was 85.0% compared to 87.6% for the three months ended September 30, 1996. Lower margins from the KPI, VOFA and GT Automotive acquisitions were offset by higher incremental margins on certain new business, continued cost reduction efforts, including cellular manufacturing and plant consolidation, and the effects of cost reduction opportunities at KPI, VOFA and GT Automotive.

S, G & A EXPENSES -- Selling, general and administrative expenses doubled from 1996 levels to $7.3 million for the three months ended September 30, 1997 from $3.7 million for the three months ended September 30, 1996. The increase was due to increased support for worldwide engineering and marketing efforts partially offset by initial consolidation opportunities at KPI, VOFA and GT Automotive. As a percentage of revenues, selling, general and administrative expenses were 7.2% for the three months ended September 30, 1997 compared to 6.5% for the three months ended September 30, 1996.

INTEREST EXPENSE -- Interest expense for the three months ended September 30, 1997 was $2.3 million compared to $387,000 for the three months ended September 30, 1996. The increase was due principally to borrowings incurred related to the acquisitions of KPI, VOFA and GT Automotive.

INCOME TAXES -- The effective income tax rate was 42.5% for the three months ended September 30, 1997 and 39.0% for the three months ended September 30, 1996. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES - Revenues for the nine months ended September 30, 1997 increased by $140.1 million, or 75.9%, to $324.6 million from $184.5 million for the nine months ended September 30, 1996. The increase in revenues relates primarily to the acquisitions of KPI, VOFA and GT Automotive.

COST OF SALES - Cost of sales for the nine months ended September 30, 1997 increased by $115.9 million, or 72.8%, to $275.1 million from $159.2 million for the nine months ended September 30, 1996. Cost of sales as a percentage of revenues for the nine months ended September 30, 1997 was 84.8% compared to 86.3% for the nine months ended September 30, 1996. Lower margins from the KPI, VOFA and GT Automotive acquisitions were offset by higher incremental margins on certain new business, continued cost reduction efforts, including cellular manufacturing and plant consolidation, and the initial effects of cost reduction opportunities at KPI, VOFA and GT Automotive.

S, G & A EXPENSES - Selling, general and administrative expenses increased by $9.9 million, or 88.4%, to $21.1 million for the nine months ended September 30, 1997 from $11.2 million for the nine months ended September 30, 1996. The increase is due primarily to incremental costs from the acquisitions of KPI, VOFA and GT Automotive. As a percentage of revenues, selling, general and administrative expenses were 6.5% for the nine months ended September 30, 1997 compared to 6.1% for the nine months ended September 30, 1996.

INTEREST EXPENSE - Interest expense for the nine months ended September 30, 1997 was $6.2 million compared to $2.3 million for the nine months ended September 30, 1996. The increase was due principally to borrowings incurred related to the acquisitions of KPI, VOFA and GT Automotive.

INCOME TAXES - The effective income tax rate was 41.6% for the nine months ended September 30, 1997 and 39.8% for the nine months ended September 30, 1996. The effective rates differed from the statutory rates primarily as a result of higher foreign tax rates, state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's bank credit agreement, as amended, consists of a $200 million revolving credit facility which expires in August 2002. The agreement also provides the Company with the ability to denominate a portion of its borrowings in foreign currencies up to an amount equivalent to $50 million ($30 million sub-limit for Deutsche marks). As of September 30, 1997, there was $158.7 million outstanding under this revolving credit facility, including $4.0 million which is denominated in Duetsche Marks. The bank credit agreement requires the Company to pay a facility fee on the commitment amount of .25% and contains various restrictive covenants, which, among other matters, require the Company to maintain certain financial ratios, including minimum liquidity and interest coverage. The bank credit agreement also limits additional indebtedness, investments, rental obligations and cash dividends. The Company was in compliance with all such covenants at September 30, 1997. In addition, the Company has outstanding letters of credit in the amount of approximately $3.0 million expiring through July 2000.

In October 1996, the Company acquired the parking brake business of Rockwell Light Vehicle Systems France S.A. The aggregate purchase price was approximately $3.75 million. The parking brake business is operated from a facility in Cluses, France.

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

In January 1997, the Company acquired all of the outstanding common stock of the VOFA for approximately $38 million in cash and assumed indebtedness. The Company will also make additional payments of up to approximately $6 million if certain operating targets are achieved by VOFA in the first three years following the acquisition. VOFA manufactures shifter cables, brake cables and other light duty cables for the European automotive and industrial markets from facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain.

In May 1997, the Company acquired the automotive parking brake business from Excel for approximately $2.9 million. The acquisition was financed with proceeds from borrowings under the Company's bank credit agreement.

In August 1997, the Company acquired GT Automotive headquartered in Livonia, Michigan. GT Automotive has manufacturing facilities in Livonia and Warren, Michigan and Windsor and Brantford, Ontario, Canada, with annual revenues of approximately $70 million. Initial consideration for GT Automotive was $45 million in cash and assumed indebtedness. The acquisition was financed with proceeds from borrowings under the Company's bank credit agreement, as amended.

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

The Company's principal source of funds has been, and is anticipated to be, its cash flows from operations. During the nine months ended September 30, 1997, the Company generated cash from operations of $20.5 million before the effects of changes in working capital compared to $13.6 million in 1996. The Company estimates that it will fund approximately $6 million in capital expenditures for the remaining months of 1997. These capital expenditures will be used primarily for the purchase of machinery and equipment to support new business awards, as well as to finance continued cost reduction efforts.

EFFECTS OF INFLATION

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. Management believes that inflation has not significantly effected the Company's business over the past 12 months. Prevailing industry practices have not allowed the Company to pass such costs on to its customers. Rather, the effects of inflation must be offset by productivity improvements and volume from new business awards.

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

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:
                                                                Sequential
         (a)  Exhibits:                                        Page Number
                                                               -----------

              4.1 Form of Amendment No. 1, dated July 1, 1997, to the Dura Automotive Systems, Inc. Amended and Restated Stockholders Agreement dated
                   August 13, 1996.

              11   Statements of Computation of Earnings Per
                   Share For the Three and Nine Months Ended
                   September 30, 1997 and 1996.

              27   Financial Data Schedule

         (b) On September 12, 1997, the Company filed Form 8-K reporting under Item 2 of that Report the acquisition of GT Automotive Systems, Inc. on
              August 29, 1997.

                                      SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DURA AUTOMOTIVE SYSTEMS, INC.


Date:  November 12, 1997               By /s/ Stephen E.K. Graham
                                          --------------------------
                                          Stephen E.K. Graham
                                          Vice President, Chief
                                          Financial Officer
                                          (principal accounting and
                                          financial officer)