Form 10-K405
period 1997-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 1998-03-03
CIK 1016177

--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     Form 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

          For the fiscal year ended:         Commission file number:
              December 31, 1997                      0-21139

                   ---------------------------------------------

                           DURA AUTOMOTIVE SYSTEMS, INC.
               (Exact name of Registrant as specified in its charter)

                 DELAWARE                              38-3185711
          (State of Incorporation)        (I.R.S. Employer Identification No.)

             4508 IDS CENTER
          MINNEAPOLIS, MINNESOTA                          55402
          (Address of Principal                        (Zip Code)
            Executive Offices)

         Registrant's telephone number, including area code: (612) 342-2311

                   ---------------------------------------------

         Securities registered pursuant to Section 12(b) of the Act:  None
            Securities registered pursuant to Section 12(g) of the Act:
                   Class A Common Stock, par value $.01 per share

                   ---------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes   X          No
                                                     -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 27, 1998, 4,165,251 shares of Class A Common Stock of the Registrant were outstanding and the aggregate market value of the Class A Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding shares owned beneficially by affiliates, was approximately $128,569,000. In addition, 4,654,380 shares of Class B Common Stock of the Registrant were outstanding at February 27, 1998.

Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 21, 1998 (the "1998 Proxy Statement").

--------------------------------------------------------------------------------

                           DURA AUTOMOTIVE SYSTEMS, INC.
                             ANNUAL REPORT ON FORM 10-K

                                 TABLE OF CONTENTS


PART I

     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders

PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters
     Item 6.   Selected Financial Data
     Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
     Item 8.   Financial Statements and Supplementary Data
     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12.  Security Ownership of Certain Beneficial Owners and Management
     Item 13.  Certain Relationships and Related Transactions

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                       PART I

ITEM 1.   BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS

     BACKGROUND OF COMPANY

     Dura Automotive Systems, Inc. and its subsidiaries (collectively referred to as the "Company") is a leading designer and manufacturer of driver control systems, engineered mechanical components and cable-related systems for the global automotive industry. The Company's products include parking brake systems, automotive cables, transmission shifter systems, latches, underbody tire carriers, jacks, brake, clutch and accelerator pedals and other mechanical assemblies. The Company sells its products to the major North American, Japanese and European automotive original equipment manufacturers ("OEMs"). The Company has 26 manufacturing and product development facilities located in the United States (Indiana, Michigan, Missouri), Australia, Canada, France, Germany, Mexico, and Spain, and in Brazil through a joint venture. The Company's revenues have increased from $129.3 million in 1993 to $489.8 million in 1997 on a pro forma basis, a compound annual growth rate of approximately 40%. Over this same period, the Company's operating income margin has improved from 2.8% of revenues to 7.6% of revenues.

     The Company believes that it is a leading North American supplier of parking brake mechanisms, transmission shifter mechanisms and automotive cables, with estimated market shares in excess of 75%, 40% and 25%, respectively. In addition, the Company is one of the few suppliers to offer integrated parking brake, shifter and latch systems. These systems, which consist of mechanisms and cables, require significant design and engineering expertise because they are critical to the vehicle's reliability, performance and safety. The Company believes that its customers value its ability to design, manufacture and assemble complete systems.

     The automotive components supply industry is undergoing significant consolidation and globalization as OEMs continue to reduce their supplier base. In order to lower costs and improve quality, OEMs are awarding sole-source contracts to full-service suppliers who are able to supply larger portions of a vehicle on a global basis. OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are seeking suppliers capable of providing complete systems rather than suppliers who only provide separate component parts. In addition, OEMs are increasingly requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets. As a full-service supplier with strong OEM relationships, the Company expects to continue to benefit from these trends.

     On a pro forma basis, approximately 81% of the Company's 1997 revenues are in North America with its major customers being Ford, GM, Chrysler and Toyota. The Company manufactures products for many of the most popular car, light truck and sport utility models, including eight of the top ten selling vehicles in North America for 1997: the Ford Taurus, Explorer, Ranger and F-Series pickups, GM Cavalier and C/K pickups, Dodge Ram pickups, and Toyota Camry. As a result of recent acquisitions, approximately 17% of the Company's 1997 pro forma revenues were generated from sales to European OEMS including Mercedes, Volkswagen and BMW. The Company is generally the sole supplier of the parts it sells to

OEMs and will ordinarily continue to supply parts for a particular model for the life of the model, which usually ranges from three to seven years.

     The Company was formed by an investor group organized by Hidden Creek Industries ("Hidden Creek") to acquire the Dura Automotive Hardware and Mechanical Components divisions (the "Dura Divisions") from Wickes Manufacturing Company ("Wickes"). In August 1994, the Company combined its operations with the automotive parking brake cable and lever business and light duty cable business (the "Brake and Cable Business") of Alkin Co. ("Alkin") which significantly expanded the Company's size and capabilities. The Company completed an initial public offering of 3,795,000 shares of its Class A common stock in August 1996.

     Since August 1994, the Company has successfully completed the following strategic acquisitions and joint ventures:

  - In August 1996, the Company formed a joint venture with Excel Industries Inc. ("Excel") to participate equally in the acquisition of a 25.5% interest in Pollone S.A. ("Pollone"), a manufacturer of automotive components and mechanical assemblies headquartered in Sao Paulo, Brazil, for $5.0 million in total. The joint venture also loaned Pollone an additional $10.5 million pursuant to notes which are convertible into equity of Pollone at the joint venture's option. In January 1998, the joint venture increased its interest in Pollone to 51.0% through the conversion of certain of these notes. This investment provided the Company with a manufacturing presence in Latin America.

  - In October 1996, the Company acquired the parking brake business of Rockwell Light Vehicle Systems France S.A. for approximately $3.8 million.
The parking brake business, which is operated from a facility in Cluses, France, added a manufacturing presence in Europe and PSA (Peugeot and Citroen) and Renault as customers.

  - In December 1996, the Company acquired KPI Automotive Group ("KPI") from Sparton Corporation for approximately $78.8 million. KPI manufactures shifter systems, parking brake mechanisms, brake pedals and underbody tire carriers for the North American automotive industry from facilities in Indiana and Michigan. The acquisition added significant market penetration in console-based shifter systems, increased platform content and added a significant new product line in underbody tire carriers.

  - In January 1997, the Company acquired the VOFA Group ("VOFA") for approximately $38.0 million in cash and assumed indebtedness, plus contingent payments. VOFA designs and manufactures shifter cables, brake cables and other light duty cables for the European automotive and industrial markets from facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain. The acquisition added new customers such as Mercedes, Volkswagen and BMW, provided a strong European position and established the Company's cable manufacturing capabilities globally.

  - In May 1997, the Company acquired the automotive parking brake business from Excel for approximately $2.9 million. The acquisition increased the Company's penetration of the parking brake market and expanded the Company's relationship with Chrysler.

  - In August 1997, the Company acquired GT Automotive Systems, Inc. ("GT Automotive") for approximately $45.0 million in cash and assumed indebtedness, plus contingent payments. GT Automotive designs and manufactures column-mounted shifter systems and turn signal and tilt lever assemblies for North American OEMs. At the time of the acquisition, GT Automotive had a substantial share of the North American column-based shifter market. The acquisition of GT Automotive, combined with the Company's existing position in console-based shifter systems, increased the Company's share of the North American shifter market. In addition, the acquisition added Nissan as a customer.

  - In December 1997, the Company purchased approximately 19% of the outstanding common stock of Thixotech Inc. ("Thixotech") for approximately $0.5 million. The Company also loaned Thixotech an additional $2.8 million pursuant to notes which are convertible into additional common stock of Thixotech at the Company's option. If exercised, the Company could own a majority of Thixotech. Thixotech is currently pursuing the development of an alternative manufacturing technology for component parts.

  - In December 1997, the Company acquired REOM Industries ("REOM"), an Australian designer and manufacturer of jacks and parking brakes, for approximately $3.7 million. The acquisition added market penetration in parking brakes, a new product (jacks) and established a presence in the Pacific Rim.

  - The Company is currently in the process of acquiring Universal Tool & Stamping, Inc. ("Universal"), a manufacturer of jacks for the North American automotive industry. Universal had 1997 revenues of approximately $37.0 million. Universal's customers include General Motors, Ford and Honda. The acquisition provides the Company with a market presence for jacks in North America and adds Honda as a significant new customer.

     In order to focus on its higher margin products, the Company sold its window regulator business to Rockwell International Corporation ("Rockwell") in April 1995 for approximately $18.0 million in cash, resulting in a pretax gain of $4.2 million.

INDUSTRY TRENDS

     The Company's performance and growth is directly related to certain trends within the automotive market, including the consolidation of the component supply industry, the growth of system sourcing and the increase in global sourcing.

     SUPPLIER CONSOLIDATION. During the 1990s, OEMs have been reducing their supplier base in certain product segments, including mechanical assemblies, awarding sole-source contracts to full-service suppliers. As a result, OEMs currently work with a smaller number of full-service suppliers, each of which supplies a greater proportion of the total vehicle. These requirements can best be met by suppliers with sufficient size and financial resources to meet such demands. For full-service suppliers such as the Company, the new environment provides an opportunity to grow by obtaining business previously provided by other non full-service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of facilities and overall management. Suppliers that obtain superior ratings are considered for sourcing new business; those that do not generally continue their existing contracts, but normally do not receive additional business. Although these new supplier policies have already resulted in significant consolidation of component suppliers in certain segments, the Company believes that opportunities exist for further consolidation within the Company's segment. This is particularly true in Europe which has many suppliers in this segment, many with relatively small market shares.

     SYSTEM SOURCING. OEMs increasingly seek suppliers capable of manufacturing complete systems of a vehicle rather than suppliers who only produce the separate parts that comprise a system. By outsourcing complete systems, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to beginning production. The Company has capitalized on this trend by designing its mechanisms and cable systems to function together and by providing cable and mechanism designs that are integrated into the design of the entire vehicle.

     GLOBAL SOURCING. Regions such as Asia, Latin America and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. OEMs are positioning themselves to reach these emerging markets in a cost-effective manner by seeking to design and produce "world cars" which can be designed in one vehicle center but produced and sold in many different geographic markets, thereby allowing OEMs to reduce design costs and take full advantage of low-cost manufacturing locations. OEMs increasingly are requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets.

     The Company has seven manufacturing facilities located in France, Germany, Spain, Australia and through its joint venture in Brazil. In addition, Company has formed, or is in the process of forming, strategic alliances with other suppliers throughout the world. These strategic alliances, which range from investments in other manufacturers to informal understandings, should not only give the Company access to new geographic markets and customers, but also the capability of offering complementary products. The Company also has two technical centers located at its facilities in Europe and it has relocated technical personnel resources to locations in which OEMs will develop "world cars." By participating in the design of these vehicles and through implementation of manufacturing processes near the international facilities of the OEMs, the Company believes it can continue to expand on its international presence.

BUSINESS STRATEGY

     The Company's business objective is to capitalize on the consolidation, globalization and system/modular sourcing trends in the automotive supply industry in order to be the leading provider of driver control systems, engineered mechanical components and cable-related systems to OEMs worldwide. Key elements of the Company's operating and growth strategies are outlined below:

     OPERATING STRATEGY

     FULL SERVICE DESIGN AND ENGINEERING CAPABILITIES. The Company has maintained a technological advantage through its investment in product development and advanced engineering. The Company works with OEMs throughout the product development process from concept vehicle and prototype development through the design and implementation of manufacturing processes. The Company's computer-aided design systems are compatible with its major customers, enabling the Company to communicate design developments with customer engineers throughout the design and development stage.

     EFFICIENT MANUFACTURING/CONTINUOUS IMPROVEMENT PROGRAMS. The Company continues to implement strategic initiatives designed to improve product quality and reduce manufacturing costs through, among other things, the introduction of cellular manufacturing methods, consolidation of manufacturing facilities, improvement in inventory management and reduction of scrap. Manufacturing flexibility enables the Company's facilities to produce modules and systems in a cost-effective manner and strengthens the Company's ability to meet the just-in-time and in-line sequence delivery schedules of many of its customers. In addition, the Company utilizes the Dura Operating System, which is a common set of key metrics used in all facilities, to measure actual performance in comparison to standards and goals.

     STRONG CUSTOMER RELATIONSHIPS. The Company has developed strong customer relationships with over 20 OEMs based on its long history of high-quality manufacturing and full system customer support. Significant investment in design and engineering capabilities drive new product development, lower costs and provide the capabilities necessary to produce complete systems. Access to and relationships with OEMs' engineering and purchasing personnel allow the Company to identify business opportunities and react to customer needs in the early stages of vehicle design and give it a competitive advantage in securing new business.

     DECENTRALIZED, PARTICIPATORY CULTURE. The Company's decentralized approach to managing its manufacturing facilities encourages decision making and employee participation in areas such as manufacturing processes and customer service. This "team" approach enhances communication of strategic direction and goals while facilitating a greater success rate in reaching and exceeding its objectives and fosters a unified culture. The Company provides ownership-related incentives to managers and salaried and hourly employees through grants under the 1996 Key Employee Stock Option Plan and participation in the Dura Automotive Systems, Inc. Employee Stock Discount Purchase Plan.

GROWTH STRATEGY

     STRATEGIC ACQUISITIONS. Since August 1994, the Company has successfully completed seven strategic acquisitions and two joint ventures. The Company seeks to make acquisitions that: (i) provide additional product, manufacturing and technical capabilities; (ii) broaden the Company's geographic coverage and strengthen its ability to supply products on a global basis; (iii) increase the number of models for which the Company supplies products and increase the content level on existing models; and (iv) add new customers. The Company competes in what it believes to be a $6 billion, highly fragmented market that provides numerous potential acquisition and joint venture opportunities.

     FOCUS ON HIGHER VALUE-ADDED SYSTEMS AND MODULES. OEMs continue to seek suppliers capable of manufacturing complete modules and systems for a vehicle rather than suppliers that produce only the component parts which comprise a module or system. Systems manufacturing offers OEMs the opportunity for significant cost savings and improved product quality and consistency. By capitalizing on the Company's existing product portfolio and through the combination of multifunctional mechanical and cable products, the Company intends to continue to expand its capabilities to provide additional integrated modules and systems.

     INCREASE PLATFORM AND CUSTOMER PENETRATION. The Company's strategy is to increase volume by adding new customers and to strengthen existing customer relationships by broadening its range of products through internal development efforts and acquisitions. During 1997, the Company established important new customer relationships with Mercedes, Volkswagen and BMW through the acquisition of VOFA. While maintaining its strong relationships with Ford and GM, the Company has also successfully increased its participation in the supply of its other customers' model lines. For example, during 1991, the Company participated in only a limited number of Toyota's production models. By 1997, the Company had established a supply relationship that covers a full range of Toyota vehicles, including two models manufactured in Japan. The Company has also increased the sales content on popular vehicle platforms such as Ford's Taurus/Sable and Escort, Chrysler's minivan and Grand Cherokee, Dodge Ram and Dakota Pickups by providing additional products which were developed by the Company or added to its product line through acquisition.

     EXPAND PENETRATION OF INTERNATIONAL MARKETS. In 1997, over 70% of total worldwide passenger vehicle production occurred outside North America. To meet OEMs' increasing preference for suppliers with global capabilities, the Company has expanded its manufacturing operations into new geographic markets through strategic acquisitions and joint ventures. Consistent with this strategy, the Company believes that the VOFA (Germany and Spain), Rockwell Light Vehicle Systems France S.A. (France) and REOM (Australia) acquisitions as well as the Pollone (Brazil) joint venture will expand its ability to serve its customers globally. The Company believes that increased international sales will allow the Company to mitigate the effects of cyclical downturns in a given geographic region and further diversify the Company's OEM customer base. In addition, the Company believes that its increased international presence will provide a competitive advantage in the pursuit of certain "world car" supply opportunities.

     PRODUCTS

     The Company's product offerings include: automotive cables (such as parking brake, shifter, throttle, oil level, hood release, and fuel door); parking brake mechanisms (foot and hand operated); transmission shifter mechanisms (manual and automatic console-based and column-mounted); latches (primary, secondary, and combination hood, deck lid and tail gate); and other engineered mechanical components (such as underbody tire carriers, jacks, brake, clutch and accelerator pedals, tilt lever and turn signal assemblies). The Company believes that it is the leading North American supplier of parking brake mechanisms, transmission shifter mechanisms and automotive cables, with estimated market shares in excess of 75%, 40% and 25%, respectively. The Company offers individual components as well as integrated parking brake, shifter and latch systems, which consist of mechanisms and cables.

     The following table sets forth the approximate composition by product category of the Company's revenues on a pro forma basis for the last three fiscal years:

                                                  Year Ended December 31,
                                              -------------------------------
Product Category                              1997         1996          1995
                                              ----         ----          ----

Parking brake mechanisms                       23%          39%           57%
Automotive cables                              38            39           29
Latches                                         4            12            9
Transmission shifter mechanisms                24             4            3
Other body hardware                            11             6            2
                                              ----         ----          ----
    Total                                     100%         100%          100%
                                              ----         ----          ----
                                              ----         ----          ----

     CUSTOMERS AND MARKETING

     The North American automotive market is dominated by Ford, GM and Chrysler, with Japanese and foreign manufacturers accounting for approximately 20% of the market. In North America, the Company supplies its products primarily to Ford, GM, Chrysler and Toyota. As a result of recent acquisitions, the Company added Mercedes, Volkswagen and BMW as new customers in 1997.

     The following is a summary of the Company's customers that accounted for a significant portion of consolidated revenues in the past three fiscal years:

                                                  Year Ended December 31,
                                              -------------------------------
Customer                                      1997         1996          1995
                                              ----         ----          ----

Ford                                            42%          49%           52%
GM                                              25           36            35
Chrysler                                         7            8             6
Toyota                                           4            5             5
Mercedes                                         4            -             -
Volkswagen                                       4            -             -
BMW                                              3            -             -
Other                                           11            2             2
                                              ----         ----          ----
    Total                                      100%         100%          100%
                                              ----         ----          ----
                                              ----         ----          ----

     The Company's customers award contracts for a particular car platform, which may include more than one car model. Such contracts range from one year to the life of the model, which is generally up to seven years, and do not require the purchase by the customer of any minimum number of parts. The Company also competes for new business to supply parts for successor models and therefore is subject to the risk that the OEM will not select the Company to produce parts on a successor model. Because the Company supplies parts for a broad cross-section of both new and mature models, its reliance on any particular model is minimized. The Company manufactures products for many of the most popular car, light truck, sport utility and mini-van models in North America and Europe. Although not comprehensive, the following table presents an overview of the major models for which the Company has orders to supply products on current or new model vehicles:

     Customer                 Car Models                   Truck Models
-----------------   ------------------------------   -----------------------

Ford                Escort/Tracer, Fiesta *,         Bronco, Econoline,
                    Mustang, Ka* Contour/Mystique/   Expedition/Navigator,
                    Mondeo*, Continental/Town Car,   Navajo/Explorer/
                    Mark/Mark VIII, Taurus/Sable,    Mountaineer, F-Series,
                    Cougar, Crown Victoria/          Ranger, Villager,
                    Grand Marquis                    Windstar Autoeuropa
                                                     MPV*, Escort Van*
GM                  Achieva/Grand Am, Century,       Safari/Astro, Blazer/
                    Corvette, Deville/Seville/       Bravada/Jimmy, C/K Pickup/
                    Eldorado, Firebird/Camaro,       Tahoe/Sierra/Yukon,
                    Lumina/Monte Carlo/Regal/        Silhouette/TransSport/
                    Intrigue, Aurora/Riviera/Park    Venture, S-10 Pick-up/
                    Avenue, Olds 88/Bonneville/      Sonoma, Suburban
                    LeSabre, Saturn/Innovate,
                    Sunfire/Cavalier, Malibu/
                    Cutlass/Grand Prix, Astra*,
                    Corsa*, Vectra*
Chrysler            Intrepid/Concorde/LHS/300M,      Caravan/Voyager, Dakota/
                    Neon, Prowler, Viper,            Durango, Grand Cherokee/
                    Cirrus, Stratus, Breeze          Cherokee, Ram Van and
                                                     Pickup, Wrangler
Toyota              Avalon, Camry, Corolla, Lexus*,  Sienna, Toyota Pickup
                    Prizm, Solara
Mercedes*           A, C, E, M and S Class, Cabrio   -
Volkswagen/Audi*    Polo, Golf, Passat, A4, A8       Transporter, Bus
BMW*                3, 5, 7 and 8 Series             -

* Indicates models manufactured outside North America

     Most of the parts the Company produces have a lead time of two to five years from product development to production. Although not comprehensive, the following table presents an overview of the major models for which the Company has been awarded new business (i.e., parts not currently supplied by the Company):

        Model Year                             Model
        ----------                             -----

           1999                   GM Corsa* park brake and door cables and
                                  Innovate shifter system
                                  Chrysler Grand Cherokee parking brake system
                                  and shifter and hood release cables
                                  Peugeot* TI parking brake
                                  Cami Sidekick shifter
           2000                   GM Lumina/Monte Carlo shifter and C/K
                                  Pickup hood latch
           2001                   Ford Explorer shifter

* Indicates model manufactured outside of North America

     DESIGN AND ENGINEERING SUPPORT

     The Company believes that engineering service and support are key factors in successfully obtaining new business. The Company utilizes program management with customer-dedicated program teams, which have full design, development, test and commercial issues under the operational control of a single manager. In addition, cross-functional teams are established for each new program to ensure efficient product development from program conception through product launch. The advanced technology development group focuses on enhancing product and process technology.

     The Company has four technical centers, two in Michigan, one in Germany and one in France. A separate Advanced Technology Group has been established to maintain the Company's position as a technology leader. The Advanced Technology Group has developed many innovative features in the Company's products, including many features which were developed in conjunction with the Company's customers. The Company utilizes Computer Aided Designs ("CAD") in the design process, which enables the Company to share data files with its customers via compatible systems during the design stage, thereby improving function, fit and performance within the total vehicle. The Company also utilizes CAD links with its manufacturing engineers to enhance manufacturability and quality of the designs early in the development process.

     The Company has more than 200 patents granted or in the application process. The patents granted expire over several years beginning in June 1998. Although the Company believes that, taken together, the patents are significant, the loss or expiration of any particular patent would not be material to the Company.

     MANUFACTURING

     In manufacturing its products, the Company utilizes two different manufacturing processes, one for mechanisms and one for cables that will ultimately attach to such mechanisms, creating a system. The Company utilizes flexible manufacturing cells in both the mechanism and cable assembly processes. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a cylindrical configuration, with the operators placed centrally within the configuration. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows the Company to maintain its production output consistent with its customers' requirements and reduce the level of inventory.

     Mechanical assemblies consist of between five and 50 individual components, which are attached to form an integrated mechanism. The
Company's assembly operations are performed on either dedicated, high-volume, automated assembly machines or on low capital-intensive, flexible, cell-oriented assembly units capable of low or high volume production runs. The assembly operations construct the final product through hot or cold forging machines, plastic injection molding, welding, staking and riveting the component parts. A large portion of the component parts are purchased from outside suppliers to the Company. However, the Company manufactures its own stampings, a process which consists of passing sheet metal through dies in a stamping press to form the metal into three-dimensional parts. The Company produces stamped parts using single-stage and progressive dies in presses, which range in size from 150 to 600 tons. Through cell teams, which stress employee involvement, the Company's processes are continuously upgraded to increase flexibility, improve operating safety and minimize changeover times of the dies.

     Cables are manufactured using a variety of processes, including plastic injection molding, extrusion, wire flattening, spring making and zinc diecasting. Wire is purchased from outside suppliers and then formed into contra-twisted layers on tubular stranders and bunching machines to produce up to 19-wire stranded cable. Corrosion resistance is provided by a proprietary, ceramic coating applied during the stranding process. The cable then is plastic-coated by an extrusion process to provide a smooth, low coefficient surface that results in high efficiency and durability. Conduit is then produced by flattening and coiling wire, which is then extruded with a protective coating. Proprietary strand and conduit cutting machines enable efficient processing. Assembly operations are arranged in cells to minimize inventory, improve quality, reduce scrap, improve productivity and enhance employee involvement. The cables are assembled with various attachments and end fittings that allow the customer to install the cables to the appropriate mating mechanisms.

     The Company utilizes frequent communication meetings at all levels of manufacturing to provide training and instruction as well as to assure a cohesive, focused effort toward common goals. The Company encourages employee involvement in all production activity and views such involvement as a key element in the success of the Company. The Company also aggressively pursues involvement from its suppliers, which is necessary to assure a consistent flow of raw materials and components on a timely basis with consistently high quality. The Company utilizes the component suppliers where practical in the design and prototype stages of the new product development to facilitate the most comprehensive, state-of-the-art designs available. The Company has made substantial investments in manufacturing technology and product design capability to support its products, including modern manufacturing equipment, fineblanking, sophisticated computer-aided design systems and highly-trained engineering personnel. These advanced capabilities have helped to further reduce scrap rates, ensure superior product quality and increase efficiency.

     The automotive industry has adopted a quality rating system known as QS-9000, a rigorous inspection of a suppliers' facilities and operating systems performed by independent certified auditors. Certification and on-going maintenance of certification is mandatory for future supply consideration. The Company has received QS-9000 certification at all of its facilities except the French operation, which is scheduled for certification in 1998.

     The Company's plants have been recognized by its customers with various awards, such as the Chrysler Pentastar Award, GM Target for Excellence, Nummi Delivery Performance Award, Isuzu Quality Achievement Award and Calsonic Supplier of the Year Award. The Company has received Ford Q-1 certification at all facilities shipping current model Ford product.

     COMPETITION

     The Company principally competes for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before marketing of such models to the public. Once a producer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for the Company's products include product quality and reliability, cost, timely delivery, technical expertise and development capability, new product innovation and customer service. The Company operates in a highly competitive environment. The number of the Company's competitors has decreased due to the supplier consolidation resulting from changing OEM policies. The Company's primary competitors in mechanisms are: Adwest Incorporated, Scharwaechter GmbH & Co. ("Edscha"), Teleflex Incorporated, Ficosa International, S.A., Ventra Group, Inc. ("Seeburn Division"), and Aries Industries. The Company's primary competitors in cables are Teleflex Incorporated, Ficosa International, S.A., Trident Automotive plc and Nippon Cable System Inc.

     SUPPLIERS AND RAW MATERIALS

     The principal raw materials purchased by the Company are steel, wire and resin. The types of steel the Company purchases include hot and cold rolled, galvanized, organically coated and aluminized steel. In general, the wire used by the Company is produced from steel with many of the same characteristics with the exception that it has a higher carbon content. The Company utilizes plastic resin to produce the protective coating for its cables and production of shifter components. The Company employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

     The Company typically negotiates blanket purchase orders or 12-month supply agreements with integrated steel suppliers, mini-mills and service centers that have demonstrated timely delivery, quality steel and competitive prices. These relationships allow the Company to order precise quantities and types of steel for delivery on short notice, thereby permitting the Company to maintain low inventories. In addition, the Company occasionally may "spot buy" steel from service centers to meet customer demand, engineering changes or new part tool trials.

     Other raw materials purchased by the Company include dies, fasteners, springs, rivets and rubber products, all of which are available from numerous sources.

     EMPLOYEES

     As of December 31, 1997, the Company had approximately 5,200 employees, approximately 825 of whom are salaried and the balance of whom are paid on an hourly basis. Approximately 2,170 employees located at the Company's facilities in Matamoros, Mexico, Windsor and Brantford, Ontario, Dusseldorf, Gehren and Daun, Germany, Barcelona, Spain, Melbourne, Australia and East Jordan and Mancelona, Michigan are currently covered by collective bargaining agreements.


                                  Collective Bargaining
    Location                            Agreement                          Expiration
----------------       -------------------------------------------      ----------------
 Mexico                  Confederacion de Trabajodores de Mexico          Annually
 Canada                  CAW                                              December 1998
                                                                          June 1999
                                                                          September 1999
 Germany                 IG-Metall                                        December 1998
 Spain                   Comisiones Oberera                               December 1999
 Australia               Australian Metals Workers                        No term
 United States           UAW                                              December 2000



     Although management believes that the Company's relationship with its union employees at these facilities is good, there can be no assurance that the Company will be able to negotiate new agreements on favorable terms. In the event the Company is unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on the operations of the Company.

     (b)  SAFE HARBOR PROVISIONS

     Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following:

  - RELIANCE ON MAJOR CUSTOMERS. The Company's two largest customers, Ford and GM, represented approximately 42% and 25%, respectively, of the Company's 1997 revenues. The loss of Ford, GM or any of the Company's other significant customers could have a material adverse effect on the Company.

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

                                    Square            Type of           Description
    Location                        Footage           Interest             of Use
------------------------------     ---------         ----------        -----------------------
Barcelona, Spain                     179,000            Owned          Manufacturing
Mancelona, Michigan                  167,000            Owned          Manufacturing
Moberly, Missouri                    165,000            Owned          Manufacturing
Fremont, Michigan                    160,000            Owned          Manufacturing
Daun, Germany                        140,000            Owned          Manufacturing
East Jordan, Michigan                135,000            Owned          Manufacturing
Gehren, Germany                      129,000            Owned          Manufacturing
Dusseldorf, Germany                  113,000           Leased          Manufacturing/Product
                                                                       Development
Spring Lake, Michigan*                95,000            Owned          Manufacturing
White Cloud, Michigan*                94,000           Leased          Manufacturing
Hannibal, Missouri (South)            90,000            Owned          Manufacturing
Windsor, Ontario (2 locations)        84,000            Owned          Manufacturing
Livonia, Michigan                     84,000            Owned          Manufacturing
Melbourne, Australia                  77,500           Leased          Manufacturing
Hartford City, Indiana                70,000            Owned          Manufacturing
Brownstown, Indiana                   68,000            Owned          Manufacturing
Brantford, Ontario                    66,000            Owned          Manufacturing
Rochester Hills, Michigan             65,000           Leased          Product Development/
                                                                       Operating Headquarters
Hannibal, Missouri (North)            64,000            Owned          Manufacturing
Gladwin, Michigan                     60,000            Owned          Manufacturing
Brookfield, Missouri                  51,000            Owned          Manufacturing
Grand Haven, Michigan*                48,000           Leased          Product Development
Metamoros, Mexico                     42,000            Owned          Manufacturing
Warren, Michigan                      40,000           Leased          Manufacturing

Cluses, France                        10,000           Leased          Manufacturing
Minneapolis, Minnesota                 5,700           Leased          Corporate Headquarters


* Manufacturing at these facilities will be consolidated into the Fremont, Michigan facility in 1998.


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

     In late 1994, Ford issued a recall of a series of manual transmission Ford F-Series pick-ups to repair the self-adjust parking brakes originally manufactured by the Brake and Cable Business. Ford had received several reports that the brakes failed. Pursuant to a letter agreement entered into in connection with the acquisition of the Brake and Cable Business, the Company agreed to reimburse Ford for up to $6.0 million of Ford's costs of the recall. The Company has reimbursed Ford for the full amount under this agreement. The Company is also involved in a product recall relating to the same issue with respect to the Ford Mondeo in Europe. The Company has agreed to pay 50% of the costs of that recall not to exceed $1.0 million, which payments totaled $.4 million as of December 31, 1997.

     The type of alleged failures that prompted the F-Series recalls have also led to a number of claims and lawsuits filed against Ford and, in certain instances, against the Company and/or Alkin. The Company may be subject to claims brought directly against the Company by injured occupants of Ford vehicles and to claims for contribution or indemnification asserted by Ford. The agreement relating to the acquisition of the Brake and Cable Business provided that the Company is liable for claims arising out of accidents that take place on or after August 31, 1994 and that the Company will be liable for other claims only to the extent any losses by Alkin relating to such claims are not paid by Alkin's insurance policies (either because they are not over the deductible amount, because Alkin's policy limits have been exceeded or because they are not covered by Alkin's insurance policies for other reasons). Two cases were brought directly against the Company or Alkin relating to personal injury claims, and Ford has received over 400 claims (generally for property damage) relating to alleged defects in the self-adjust parking brakes. The claims that purport to seek recovery for personal injury allegedly as a result of the recall condition, with several exceptions, have generally involved relatively minor injuries, suffered principally while occupants were trying to stop or jump out of rolling vehicles. Ford has maintained that the Company or Alkin is responsible for all damages or liabilities arising out of these claims. The Company disputes this position. As of December 31, 1997, Ford had tendered its defense of 25 such claims to the Company and Alkin, and indicated that it would look to the Company and Alkin for indemnification were Ford ultimately found to be liable and required to make any payments relating to such claims. The Company and Alkin have submitted these claims to their insurance carriers. The Company has attempted to work with Ford to address the claims arising from the self-adjust parking brakes originally manufactured by the Brake and Cable Business and does not believe that these claims have adversely affected its business relationship with Ford.

     From time to time, in the ordinary course of its business, the Company receives notice from a customer that a product may not be properly functioning. For example, in November 1995, the Company was notified by Chrysler that it had received reports of a number of parking brake failures in manual transmission vehicles, particularly in Europe. Chrysler has notified the Company that as many as 60,000 vehicles may be affected. The Company is working with Chrysler to resolve this matter and does not believe the ultimate cost of resolution will have a material effect on the Company's results of operations and financial position. In addition, Chrysler has alleged that KPI produced minivan brake pedals with improper pedal pad reinforcements, resulting in some failures as a consequence of pedal pads bending. It is possible that Chrysler could seek contribution from the Company for costs it incurs if recalls were undertaken for these or similar matters or for costs associated with possible repairs.

     In June 1996, the Company was served with a complaint alleging a wrongful death as the result of injuries purportedly caused by a defectively designed rear latch on a Chrysler mini-van. Chrysler and two other suppliers to Chrysler were also named as defendants in the complaint. The lawsuit was referred to the Company's insurance carrier. Chrysler agreed to assume the defense of, and to indemnify the Company with respect to, this claim as long as the plaintiffs do not make any claim alleging a manufacturing defect as it relates to the Company. The plaintiffs have not made such an allegation and the Company was dismissed from the claim.

     In early November 1996, the Company was served with a lawsuit brought by affiliates of AIG, the Company's excess insurance carrier, in Toronto, Canada seeking a declaratory judgment that the umbrella and excess liability policies that it had issued to Onex do not provide coverage in connection with allegedly defective self-adjust parking brakes manufactured by Alkin prior to August 31, 1994.
The AIG policies at issue provided (a) the first layer of excess coverage (beyond the Company's $3 million primary policy per year) for claims arising from August 31, 1994 to April 1, 1996 in the amount of $20 million per year, and (b) an additional layer of excess coverage at $33 to $53 million per year. In principal part, the AIG affiliates claim that the policies do not provide coverage with respect to products manufactured prior to August 31, 1994 or liabilities assumed by the Company pursuant to purchase agreements. The AIG affiliates also claim that the policies should be voided with respect to self-adjust parking brake claims for inadequate disclosure at the time the policies were applied for. The Company and Onex dispute the allegations of the Ontario lawsuit and have filed a counterclaim against the AIG affiliates for breach of contract.

     The Company believes it maintains adequate insurance, including product liability coverage, to cover the claims described above. The Company has also established reserves in amounts it believes adequate to cover any adverse judgments. However, any adverse judgment in excess of its insurance coverage and such reserves could result in a material adverse effect on the Company.

     ENVIRONMENTAL MATTERS

     The Company is subject to the requirements of Federal, state, and local environmental and occupational health and safety laws and regulations. There can be no assurance that the Company is at all times in complete compliance with all such requirements. Although the Company has made and will continue to make capital and other expenditures to comply with environmental requirements, the Company does not expect to incur material capital expenditures for environmental controls in 1998. If a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination is discovered at any of the Company's current or former properties, the Company may be held liable for remediation costs and expenses, and the amount of such liability could be material.

     In 1995, the Michigan Department of Environmental Quality ("MDEQ") requested that Wickes and the Company investigate environmental conditions at the Company's Mancelona facility and at certain adjacent property retained by Wickes. Wickes and the Company jointly completed the requested investigation in January of 1996. In 1997, Wickes and the Company agreed to undertake additional investigatory work requested by MDEQ. The investigation found varying levels of trichlorethylene at levels well above acceptable drinking water levels in wells located off the Company's premises. While the source of the contamination has yet to be identified, the Company immediately assumed the lead to establish acceptable sources of drinking water for residents. The Company expanded its investigatory work to delineate and monitor the characteristics of the contamination. Additional work plans and test results have been reported to the MDEQ. Depending upon the results of this work, the Company could incur additional costs to further investigate or conduct cleanup at the facility.

     In 1993, the Company received requests for information pursuant to CERCLA from the U.S. EPA with respect to two landfill sites located in Toledo, Ohio.
In 1994, the Company received a notice of potential liability under CERCLA from the EPA with respect to one of the sites. The Company responded to the requests and notice by explaining to the EPA that it had no involvement with these sites, which ceased operations prior to the formation of the Company in 1990. In October 1996, the Company received notice that a motion had been filed to add the Company as a defendant in a suit by the City of Toledo involving one of the sites. As of

March 3, 1998, the Company has received no word of the disposition of the motion, the time period for services has expired and the Company has received no indication that the plaintiff intends to pursue a claim against it. The City alleges that the Company is liable as the successor-in-interest to Dura Corporation. The Company has written to the City denying that the Company is a successor and urging that the claim against the Company be dropped. The Company is awaiting a response. If the claims go forward, the Company would be one of approximately 25 defendants. The total recovery sought by the City, and the amount allegedly attributable to the Company, are unknown to the Company.

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

     In December 1996, the Company acquired the stock of KPI from Sparton Corporation ("Sparton"). In connection with the acquisition, such subsidiaries retained their liability under CERCLA with respect to certain waste disposal sites, subject to indemnification by Sparton for liability in excess of a $1 million aggregate threshold amount, up to a $15 million aggregate cap. Of these sites, the sites as to which the subsidiaries' liability has not yet been resolved through a settlement are the Third Site in Zionsville, Indiana and the Northeast Gravel Site in Grand Rapids, Michigan. Based upon estimates provided by Sparton, the cost to resolve the liability of the acquired subsidiaries at the Sparton-related sites is not currently expected to be material.

     In August 1997, the Company acquired GT Automotive. In connection with the acquisition, a clean up report was commissioned to determine whether hazardous materials or hazardous substances were present in the soil, surface water or ground water at the Brantford, Ontario facility. The
Company believes that the cost of any environmental remediation with respect to this matter will not be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Stockholders during the fourth quarter of 1997.

                                      PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Class A Common Stock has traded on the Nasdaq National Market under the symbol DRRA since August 14, 1996. The following table sets forth, for the periods indicated, the low and high closing sale prices for the Class A Common Stock as reported on the Nasdaq National Market:

                         Low       High
1996                   ------     ------
Third Quarter              17     19 3/4
Fourth Quarter         18 3/4     27 3/4

1997
First Quarter          23 1/8         27
Second Quarter         22 1/2     28 3/4
Third Quarter              27     33 3/8
Fourth Quarter         23 7/8         35



ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data for the Company presented below for, and as of the end of each of the years in the five-year period ended December 31, 1997, is derived from Dura Automotive Systems, Inc.'s Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent accountants. The consolidated financial statements at December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 and the auditor's report thereon are included elsewhere in this report. The consolidated financial statements at and for the years ended December 31, 1993, 1994 and 1995 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.


                                                             YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                          1993           1994          1995           1996           1997
                                       ---------      ---------      ---------      ---------      ---------
INCOME STATEMENT DATA:
Revenues                               $ 129,328      $ 189,675      $ 253,726      $ 245,329      $ 449,111
Cost of sales                            116,611        170,625        219,559        207,810        375,086
S, G & A expense                           8,643         10,485         15,513         17,157         32,815
Amortization expense                         487            690          1,094          1,036          3,600
Operating income                           3,587          7,875         17,560         19,326         37,610
Interest expense                           1,533          3,473          4,822          2,589          9,298
Gain on sale of window
   regulator business                          -              -         (4,240)             -              -
Provision for income taxes                   936          1,822          6,852          6,609         11,670
Net income                                 1,118          2,580         10,126         10,128         16,642
                                       ---------      ---------      ---------      ---------      ---------
Basic earnings per share               $    0.41      $    0.75      $    2.04      $    1.57      $    1.89
Diluted earnings per share             $    0.41      $    0.75      $    2.03      $    1.57      $    1.88


                                Dec. 31,          Dec. 31,
                                  1996              1997
                               ---------         ---------
BALANCE SHEET DATA:
Working capital                $  27,528         $  50,304
Total assets                     246,129           419,264
Long-term debt                    77,376           178,081
Stockholders' investment          87,367           101,708

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This discussion should be read in conjunction with the Company's Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.

GENERAL

     The Company ordinarily begins working on products awarded for new or redesigned models two to five years prior to the marketing of such models to the public. During such period, the Company incurs (i) costs related to the design and engineering of such product, (ii) costs related to the production of the tools and dies used to manufacture the new product and (iii) start-up costs associated with the initial production of such product. In general, design and engineering costs are expensed in the period incurred unless they are reimbursed by the customer, in which case they are capitalized and amortized over the life of such product as they are recovered from the customer. Costs incurred in the production of the tools and dies are generally capitalized and reimbursed by the customer prior to production. Start-up costs, which are generally incurred 30 to 60 days immediately prior to and immediately after initial production, are expensed as incurred.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

REVENUES

     Revenues for 1997 increased by $203.8 million, or 83.1%, to $449.1 million from $245.3 million for 1996. Approximately $179.0 million of the increase relates to the acquisitions of KPI Automotive Group ("KPI") in December 1996, the VOFA Group ("VOFA") in January 1997 and GT Automotive Systems, Inc. ("GT Automotive") in August 1997. The remaining increase is due to increased production on models served by the Company and new program awards.

COST OF SALES

     Cost of sales for 1997 increased by $167.3 million, or 80.5%, to $375.1 million from $207.8 million for 1996. As a percentage of revenues, cost of sales decreased to 83.5% for 1997 from 84.7% for 1996, resulting in an improved gross margin of 16.5% from 15.3% in the preceding year. The higher margins are a result of continued cost reduction efforts, including manufacturing process improvements such as cellular manufacturing, mistake proofing, improved capacity utilization through rationalization and consolidation of facilities and the effects of material cost reductions achieved through the centralization of purchasing efforts and the resulting greater purchasing power.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by $15.7 million, or 91.3%, to $32.8 million for 1997 from $17.2 million for 1996. This increase is due to incremental costs from the acquisitions of KPI, VOFA and GT Automotive, engineering costs related to new business and costs associated with the greater involvement in the design, engineering and prototyping of systems for customers. As a percentage of revenues, selling, general and administrative expenses were 7.3% for 1997 compared to 7.0% for 1996.

INTEREST EXPENSE

     Interest expense for 1997 increased by $6.7 million to $9.3 million from $2.6 million for 1996. The increase was due principally to borrowings incurred related to the acquisitions of KPI, VOFA and GT Automotive.

INCOME TAXES

     The effective income tax rate for 1997 was 41.2% for 1997 compared to 39.5% for 1996. The effective rates differed from the statutory rates primarily as a result of an increased proportion of the Company's earnings being derived in higher tax rate jurisdictions, such as Germany and Canada, state taxes and an increase in non-deductible goodwill amortization.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

REVENUES

     Revenues for 1996 decreased by $8.4 million, or 3.3%, to $245.3 million from $253.7 million for 1995. The decrease was due to the divestiture of the window regulator business to Rockwell International Corporation in April 1995, which represented a decrease of approximately $14.1 million, and the effects of the 1996 General Motors strikes, which adversely impacted the Company's operations by approximately $4.5 million. These decreases were offset by incremental new business, including the benefits of the Chrysler mini-van tailgate latch replacement program, and the effects of the December 1996 acquisition of KPI.

COST OF SALES

     Cost of sales for 1996 decreased by $11.8 million, or 5.4%, to $207.8 million from $219.6 million in 1995. As a percentage of revenues, cost of sales decreased to 84.7% for 1996 from 86.5% for 1995, resulting in an improved gross margin of 15.3% from 13.5% in the preceding year. The improvement in gross margin is a result of (i) the divestiture of the window regulator business, which had lower margins, (ii) the Company's cost reduction efforts, which included the implementation of more flexible cellular manufacturing methods,
(iii) the closing of an underutilized facility, and (iv) improved margins on various replacement business as a result of the Company's advanced engineering process.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses increased by $1.7 million, or 11.0%, to $17.2 million for 1996 from $15.5 million for 1995. The increased expenses were primarily a result of costs incurred as a result of providing a greater level of design and engineering services to the Company's customers. As a percentage of revenues, selling, general and administrative expenses increased to 7.0% for 1996 from 6.1% for 1995, primarily as a result of the increased costs incurred in providing a greater level of design and engineering services to customers and the increased expenses related to the KPI acquisition.

INTEREST EXPENSE

     Interest expense for 1996 decreased by $2.2 million, or 45.8%, to $2.6 million from $4.8 million for 1995. The decrease was primarily due to the repayment of debt with the net proceeds from the sale of the window regulator business in April 1995 and the 1996 initial public offering of 3,795,000 shares of Class A common stock.

INCOME TAXES

     The effective income tax rate for 1996 was 39.5% compared to 40.4% for 1995. The effective rates were higher than federal statutory rates primarily as a result of state income taxes and nondeductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     On August 14, 1996, the Company completed the IPO of 3,795,000 shares of its Class A Common Stock at a price of $14.50 per share. The Company realized net proceeds of approximately $50.0 million from such offering.

     The Company's principal source of funds has been, and is anticipated to continue to be, its cash flows from operations. During 1997, the Company generated $30.5 million from operations, before the effects of changes in working capital, compared to $19.0 million in 1996. The cash generated from operations combined with borrowings under the Company's Bank Credit Agreement were used to fund capital expenditures of $16.2 million, to provide working capital and to finance the acquisitions of KPI, VOFA and GT Automotive.

     The Bank Credit Agreement consists of a revolving credit facility providing for borrowings of up to $200.0 million. Borrowings under the Bank Credit Agreement are secured by substantially all of the Company's assets and guaranteed by the Parent. The Bank Credit Agreement provides the Company with the ability to denominate a portion of its borrowings in foreign currencies up to an amount equal to $50.0 million. As of December 31, 1997, the Company had outstanding borrowings under the Bank Credit Agreement of approximately $165.2 million (of which approximately $2.8 million were denominated in Canadian dollars and approximately $3.6 million were denominated in Deutsche Marks). The Bank Credit Agreement requires the Company to pay a facility fee on the commitment amount of 0.25% and contains various restrictive covenants, which, among other things, require the Company to maintain certain financial ratios, including minimum liquidity and interest coverage.

     The Company estimates that it will fund approximately $19.0 million in capital expenditures in 1998. These capital expenditures will be used primarily for the purchase of machinery and equipment to support new business awards, as well as to finance continued cost reduction efforts.

     The Company believes that funds available under its bank credit agreement, together with funds generated by the Company's operations, will provide the Company with sufficient liquidity and capital resources for working capital, capital expenditures and other needs. However, any significant acquisitions may require additional debt or equity financing.
The Company believes additional financing will be available from bank lenders, through the issuance of public or private debt securities or through the additional public offerings of equity securities.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

     The Company typically experiences decreased revenues and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations.

EFFECTS OF INFLATION

     Inflation potentially affects the Company in two principal ways. First, a portion of the Company's debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, the Company has limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that the Company serves. In the past few years, however, inflation has not been a significant factor for the Company.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of the Company's revenues during 1997 were derived from manufacturing operations in Europe, Latin America and Canada. The results of operations and financial position of the Company's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     A significant portion of the Company's assets at December 31, 1997 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, the Company's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

     The Company's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency and may, from time to time, engage in hedging programs intended to reduce the Company exposure to currency fluctuations.

YEAR 2000

     The Company is in the process of replacing and upgrading its computer systems, which, among other things, will accommodate the year 2000. The Company currently expects its computer systems to be fully operational prior to the year 2000 so as not to adversely effects its operations. During 1998 and 1999, the Company expects to incur costs of approximately $1.0 million and $1.5 million, respectively, to make these replacements and upgrades. Failure of the Company to make required modifications on a timely basis or the inability of other companies with which the Company does business to complete their year 2000 modifications on a timely basis, could adversely effect the Company's operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income", effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company will adopt SFAS No. 130 in 1998 and is currently analyzing the impact it will have on the disclosures in the financial statements.

     During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company are hereby incorporated by reference to Exhibit 99.1, which is being filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in the Company's 1998 Proxy Statement.

     B.   EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the Company's executive officers as of December 31, 1997:


     NAME                  AGE                   POSITION(S)
     ----                  ---                   -----------
S.A. Johnson                57             Chairman and Director
Karl F. Storrie             60             President, Chief Executive Officer and
                                              Director
David R. Bovee              48             Vice President
Joe A. Bubenzer             46             Senior Vice President
Stephen E.K. Graham         40             Vice President and Chief Financial Officer
Robert R. Hibbs             35             Vice President and Director
John J. Knappenberger       51             Vice President
Milton D. Kniss             50             Vice President
Scott D. Rued               41             Vice President


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

     DAVID R. BOVEE has served as Vice President since November 1990 and Chief Financial Officer of the Company from November 1990 to May 1997. Mr. Bovee also serves as Assistant Secretary for the Company. Prior to joining the Company, Mr. Bovee served as Vice President at Wickes in its Automotive Group from 1987 to 1990.

     JOE A. BUBENZER has had responsibility for European operation since June 1997. From October 1993 to May 1997 Mr. Bubenzer served as Vice President Sales/Engineering and was named Senior Vice President in 1995. Prior to joining the Company in October 1993, Mr. Bubenzer filled various executive positions with ITT Automotive, a supplier of components to the automotive industry, where he worked for six years, and, prior to such time, at GM, where he worked for 14 years.

     STEPHEN E.K. GRAHAM has served as Vice President and Chief Financial Officer since joining the Company in June 1997. From 1996 to May 1997, Mr. Graham was Chief Financial Officer of Cambridge Industries, Inc., a North American supplier of components to the automotive industry. From 1994 to 1996, Mr. Graham was Chief Financial Officer of Truck Components, Inc., a supplier of components to the automotive and heavy truck industry. From 1989 to 1994, Mr. Graham held several positions with Magna International, Inc., an automotive components supplier.

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

     MILTON D. KNISS has served as Vice President of Operations of the Company since January 1994 and added responsibility for Sales/Engineering in June 1997. From April 1991 until January 1994, Mr. Kniss served as Director of Michigan Operations for the Company. Mr. Kniss joined the predecessor in 1981 as a Divisional Purchasing Manager, served as Plant Manager of East Jordan, Michigan from
1982 until 1986, and Plant Manager of Gordonsville, Tennessee until 1991.

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

     C.   SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in the Company's 1998 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in the Company's 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" which appears in the Company's 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in the Company's 1998 Proxy Statement.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT

          The following documents are filed as a part of this Form 10-K:

          (1)  FINANCIAL STATEMENTS:

               -    Report of Independent Public Accountants
               -    Consolidated Balance Sheets as of  December 31, 1996 and
                    1997

               - Consolidated Statements of Operations for the Years Ended December 31, 1995, 1996 and 1997
               - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 1995, 1996 and 1997
               - Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997
               -    Notes to Consolidated Financial Statements

          (2)  EXHIBITS:  See "Exhibit Index" beginning on page 29.

     (b)  REPORTS ON FORM 8-K

                    None.

                              SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DURA AUTOMOTIVE SYSTEMS, INC.

Date:  February 26, 1998                By /s/ S. A. JOHNSON
                                           ---------------------------
                                           S. A. Johnson, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                                TITLE                          DATE
---------                                -----                          ----

/S/ S. A. JOHNSON               Chairman and Director             February 26, 1998
----------------------------
S. A. Johnson

/S/ KARL F. STORRIE             President, Chief Executive        February 26, 1998
----------------------------      Officer (Principal Executive
Karl F. Storrie                   Officer) and Director

/S/ ROBERT R. HIBBS             Vice President and                February 26, 1998
----------------------------      Director
Robert R. Hibbs

/S/ NEIL C. ANDERSON            Director                          February 26, 1998
----------------------------
Neil C. Anderson

/S/ ROBERT E. BROOKER, JR.      Director                          February 26, 1998
----------------------------
Robert E. Brooker, Jr.

/S/ W.H. CLEMENT                Director                          February 26, 1998
----------------------------
W.H. Clement

/S/ JACK K. EDWARDS             Director                          February 26, 1998
----------------------------
Jack K. Edwards

/S/ JAMES O'LOUGHLIN            Director                          February 26, 1998
----------------------------
James O'Loughlin

/S/ WILLIAM L. ORSCHELN         Director                          February 26, 1998
----------------------------
William L. Orscheln

/S/ ERIC J. ROSEN               Director                          February 26, 1998
----------------------------
Eric J. Rosen

/S/ BARBARA A. WESTHUES         Director                          February 26, 1998
----------------------------
Barbara A. Westhues

/S/ STEPHEN E.K. GRAHAM         Vice President and Chief          February 26, 1998
----------------------------    Financial Officer (Principal
Stephen E.K. Graham             Accounting Officer)
