Form 10-Q
period 1998-03-31
DURA AUTOMOTIVE SYSTEMS INC
filed 1998-05-15
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ______________________________

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at April 30, 1998 was 4,175,095 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at April 30, 1998 was 4,654,380 shares.

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                         1998            1997
                                                     -----------     -------------


Revenues                                                 $125,746       $107,367

Cost of sales                                             104,471         90,785
                                                         --------       --------

     Gross profit                                          21,275         16,582

Selling, general and administrative expenses                9,160          7,896

Amortization expense                                        1,251            883
                                                         --------       --------

     Operating income                                      10,864          7,803

Interest expense, net                                       2,938          1,896
                                                         --------       --------

     Income before provision for income taxes
     and minority interest                                  7,926          5,907

Provision for income taxes                                  3,274          2,363

Minority interest                                              76             --
                                                         --------       --------

     Net income                                          $  4,576       $  3,544
                                                         --------       --------
                                                         --------       --------

Basic earnings per share                                 $   0.52       $   0.40
                                                         --------       --------
                                                         --------       --------

Basic shares outstanding                                    8,826          8,801
                                                         --------       --------
                                                         --------       --------

Diluted earnings per share                               $   0.52       $   0.40
                                                         --------       --------
                                                         --------       --------

Diluted shares outstanding                                  9,012          8,856
                                                         --------       --------
                                                         --------       --------

                   The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                             March 31,   December 31,
                  Assets                                                       1998          1997
----------------------------------------                                    -----------  ------------
                                                                            (unaudited)
Current assets:

        Cash and cash equivalents                                            $  46,938    $   4,148
        Accounts receivable                                                     89,385       79,032
        Inventories                                                             32,404       30,301
        Other current assets                                                    24,943       24,800
                                                                             ---------    ---------
                Total current assets                                           193,670      138,281

Property, plant and equipment, net                                             106,224      101,538

Goodwill, net                                                                  177,459      160,063

Other assets, net                                                               23,253       19,382
                                                                             ---------    ---------
                                                                             $ 500,606    $ 419,264
                                                                             ---------    ---------
                                                                             ---------    ---------

 Liabilities and Stockholders' Investment
------------------------------------------

Current liabilities:
        Current maturities of long-term debt                                 $   2,193    $   2,241
        Accounts payable                                                        45,153       49,153
        Accrued liabilities                                                     43,258       36,583
                                                                             ---------    ---------
                Total current liabilities                                       90,604       87,977

Long-term debt, net of current maturities                                      192,245      178,081
Other noncurrent liabilities                                                    56,738       51,498
Mandatorily redeemable convertible trust
  preferred securities                                                          55,250         --
                                                                             ---------    ---------
Stockholders' investment:
        Preferred stock                                                           --           --
        Common stock - Class A                                                      42           42
        Common stock - Class B                                                      46           46
        Additional paid-in capital                                              63,754       63,402
        Retained earnings                                                       45,604       41,028
        Cumulative translation adjustment                                       (3,677)      (2,810)
                                                                             ---------    ---------
                Total stockholders' investment                                 105,769      101,708
                                                                             ---------    ---------
                                                                             $ 500,606    $ 419,264
                                                                             ---------    ---------
                                                                             ---------    ---------

                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           1998             1997
                                                       ------------    ------------
OPERATING ACTIVITIES:
      Net income                                           $  4,576    $  3,544
      Adjustments to reconcile net income to
        net cash provided by (used in) operating
        activities -
            Depreciation and amortization                     3,067       2,905
            Changes in other operating items                 (9,785)        836
                                                           --------    --------
      Net cash provided by (used in) operating
        activities                                           (2,142)      7,285
                                                           --------    --------
INVESTING ACTIVITIES:
      Acquisitions, net of cash acquired                    (18,578)    (18,610)
      Capital expenditures, net                              (3,733)     (1,965)
                                                           --------    --------

            Net cash used in investing activities           (22,311)    (20,575)
                                                           --------    --------
FINANCING ACTIVITIES:
      Proceeds from borrowings                               67,903      81,542
      Repayment of debt                                     (53,403)    (64,018)
      Proceeds from issuance of common stock                    256        --
      Proceeds from issuance of preferred securities         52,566        --
      Other                                                    --           127
                                                           --------    --------

            Net cash provided by financing activities        67,322      17,651
                                                           --------    --------

EFFECT OF EXCHANGE RATE ON CASH                                 (79)       --
                                                           --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                    42,790       4,360

CASH AND CASH EQUIVALENTS:
      Beginning of period                                     4,148       1,667
                                                           --------    --------

      End of period                                        $ 46,938    $  6,027

                                                           --------    --------
                                                           --------    --------

                   The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements have been prepared by Dura Automotive Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report to Stockholders.

    Revenues and operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories consisted of the following (in thousands):

                             Mar. 31, 1998             Dec. 31, 1997
                             -------------             -------------
Raw materials                   $17,224                   $15,562
Work in process                  10,052                     9,126
Finished goods                    5,128                     5,613
                                -------                   -------
                                $32,404                   $30,301
                                -------                   -------
                                -------                   -------

3. On March 20, 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $55.3 million of its 7 1/2% Convertible Trust Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $52.6 million. The Preferred Securities are redeemable, in whole or part, on or after March 31, 2001 and all Preferred
    Securities must be redeemed no later than March 31, 2028. The Preferred Securities are convertible, at the option of the holder into Class A common stock of the Company at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42 7/8 per share. The net proceeds of the offering were used to repay outstanding indebtedness during April 1998.

    No separate financial statements of the Issuer have been included herein. The Company does not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer will be owned, directly or indirectly, by the Company, a reporting company under the Exchange Act,
    (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 7 1/2% Convertible Subordinated Debentures due March 31, 2028 issued by the Company and

    (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Company.

4. Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the quarter. Diluted earnings per share include (i) the effects of outstanding stock options using the treasury stock method and (ii) the conversion of the Preferred Securities from their date of issuance on March 20, 1998 as follows (in thousands, except per share data):

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                    1998          1997
                                                              --------------   -----------
    Net income                                                  $   4,576        $   3,544
    Interest expense on mandatorily redeemable
      convertible preferred securities, net of tax                     76             --
                                                                ---------        ---------
    Net income applicable to common
      stockholders -- diluted                                   $   4,652        $   3,544
                                                                ---------        ---------
                                                                ---------        ---------
    Weighted average number of Class A
      common shares outstanding                                     4,172            3,814
    Weighted average number of Class B
      common shares outstanding                                     4,654            4,987
    Dilutive effect of outstanding stock options
      after application of the treasury stock method                   28               55
    Dilutive effect of mandatorily redeemable
      convertible preferred securities, assuming
      conversion                                                      158             --
                                                                ---------        ---------
    Diluted shares outstanding                                      9,012            8,856
                                                                ---------        ---------
                                                                ---------        ---------
    Basic earnings per share                                    $    0.52        $    0.40
                                                                ---------        ---------
                                                                ---------        ---------
    Diluted earnings per share                                  $    0.52        $    0.40
                                                                ---------        ---------
                                                                ---------        ---------

5.  Long-term debt consisted of the following (in thousands):

                                                                           March 31,   December 31,
                                                                             1998         1997
                                                                           ---------   ------------

    Revolving credit facility                                              $ 180,193    $ 165,158
    Other                                                                     14,245       15,164
                                                                           ---------    ---------
                                                                             194,438      180,322
    Less-current maturities                                                   (2,193)      (2,241)
                                                                           ---------    ---------
          Total long-term debt                                             $ 192,245    $ 178,081
                                                                           ---------    ---------
                                                                           ---------    ---------

    As of March 31, 1998, the Company's bank credit agreement, as amended, consisted of a revolving credit facility with a committed amount of $200 million, was collateralized by substantially all assets of the Company and interest accrued at the lender's prevailing reference rate plus .5% or the Eurocurrency rate plus .5%, at the discretion of the Company.
    The agreement also provided the Company with the ability to denominate a portion of its borrowings in foreign currencies up to an amount equivalent to $50 million ($30 million sub-limit for Deutsche Marks).
    As of March 31, 1998, $170.8 million of borrowings outstanding under the revolving credit facility were denominated in US dollars, $5.6 million of borrowings were denominated in Canadian dollars and $3.8 million of borrowings were denominated in Deutsche Marks. The bank credit agreement required the Company to pay a facility fee on the commitment amount of .25% and contained various restrictive covenants, which, among other matters, required the Company to maintain certain financial ratios, including minimum liquidity and interest coverage. The bank credit agreement also limited additional indebtedness, investments, rental obligations and cash dividends. The Company was in compliance with all such covenants at March 31, 1998. In addition, the Company had outstanding letters of credit in the amount of approximately $3.0 million expiring through July 2000.

    In connection with the acquisition of Trident Automotive plc ("Trident") discussed below, the Company entered into a new $402.5 million secured credit facility. The facility provides for revolving credit facilities of $225 million, term loans of $100 million, an acquisition facility of $30 million and a twelve month interim loan of $47.5 million. The interim loan must be repaid with the proceeds of an equity offering or a debt offering that is junior in priority to the credit facility. The remaining facilities have terms of five years and bear interest at the lender's reference rate or Eurocurrency rate. The credit facilities contain various restrictive covenants which limit additional indebtedness, investments, rental obligations and cash dividends. The credit facilities also require the Company to maintain certain financial ratios including minimum liquidity and interest coverage. Borrowings are collateralized by the assets of the Company.

6. In May 1997, the Company acquired the automotive parking brake business from Excel Industries Inc. for approximately $2.9 million. The acquisition increased the Company's penetration of the parking brake market and expanded the Company's relationship with Chrysler. The pro forma effects of this transaction are not material to the Company's results of operations for the three months ended March 31, 1997.

    In August 1997, the Company acquired GT Automotive Systems, Inc. ("GT Automotive"), for approximately $45.0 million in cash and assumed indebtedness, plus contingent payments. GT Automotive designs and manufactures column-mounted shifter systems and turn signal and tilt lever assemblies for North American OEMs. The acquisition of GT Automotive, combined with the Company's existing position in console-based shifter systems, increased the Company's share of the North American shifter market. In addition, the acquisition added Nissan as a customer.

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

    In December 1997, the Company acquired REOM Industries (Aust) Pty Ltd. ("REOM"), an Australian designer and manufacturer of jacks and parking brakes, for approximately $3.7 million. The acquisition added market penetration in parking brakes, added a new product (jacks) and established a presence in the Pacific Rim. The pro forma effects of this transaction are not material to the Company's results of operations for the three months ended March 31, 1997.

    In March 1998, the Company acquired Universal Tool & Stamping Co., Inc. ("Universal"), a manufacturer of jacks for the North American automotive industry, for approximately $18.0 million. The acquisition provided the Company with a market presence for jacks in North America and added Honda as a significant new customer.

    In April 1998, the Company completed its acquisition of Trident. Trident had revenues of approximately $300 million in 1997, of which 69 percent was derived from sales of cable assemblies, principally to the automotive OEM market, and the balance from door handle assemblies, lighting and other products. Approximately 68 percent of Trident's revenues were generated in North America, 27 percent in Europe and the remainder in Latin America. Trident's operations are headquartered in Michigan with manufacturing and technical facilities in Michigan, Tennessee, Arkansas, Canada, the United Kingdom, Germany, France and Brazil. Pursuant to the terms of the agreement, the Company acquired all of the outstanding equity interests of Trident for total consideration of $87.5 million in cash. In addition, the Company assumed $75 million of Trident's outstanding 10% Senior Subordinated Notes due 2005. The Company also repaid Trident's outstanding senior indebtedness of approximately $53 million.

    The acquisition of Trident has been accounted for as a purchase and, accordingly, Trident's assets and liabilities have been recorded at fair values as of the acquisition date. Following is an unaudited pro forma balance sheet of the Company, based on a preliminary allocation of the purchase price, as if the acquisition of Trident and the new credit facility described above had been completed on March 31, 1998 (in thousands):

         ASSETS

         Current assets                                                 $233,898
         Property, plant and equipment, net                              163,038
         Other assets, net                                               364,660
                                                                        --------
                                                                        $761,596
                                                                        --------
                                                                        --------


         LIABILITIES AND STOCKHOLDERS' INVESTMENT

         Current liabilities                                            $197,945
         Long-term debt, net of current maturities                       323,107
         Other noncurrent liabilities                                     84,025
         Preferred Securities                                             55,250
         Stockholders' investment                                        101,269
                                                                        --------
                                                                        $761,596
                                                                        --------
                                                                        --------

    The following unaudited condensed consolidated pro forma results of operations for the three months ended March 31, 1998 give effect to the acquisitions of Universal and Trident and the offering of the Preferred Securities as if they had occurred at the beginning of the period. The following unaudited condensed consolidated pro forma results of operations for the three months ended March 31, 1997 give effect to the transactions described above and the acquisition of GT Automotive as if they had occurred at the beginning of the period. The unaudited pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred at such dates or to project the results of future operations (in thousands, except per share data):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998             1997
                                                    -----------         --------
Revenues                                            $   211,662         $212,348
                                                    -----------         --------
                                                    -----------         --------
Operating income                                    $    17,817         $ 16,519
                                                    -----------         --------
                                                    -----------         --------
Net income                                          $     5,938         $  5,667
                                                    -----------         --------
                                                    -----------         --------
Basic earnings per share                            $      0.67         $   0.64
                                                    -----------         --------
                                                    -----------         --------
Diluted earnings per share                          $      0.65         $   0.62
                                                    -----------         --------
                                                    -----------         --------

7. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $3.7 million for the three months ended March 31, 1998 and approximately $3.5 million for the three months ended March 31, 1997.

8. During February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans.

    SFAS No. 132 superceded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

9.  Supplemental cash flow information (in thousands):

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              1998              1997
                                                          -----------        ----------
    Cash paid for -
        Interest                                            $3,032            $1,273
        Income taxes                                         2,410               275


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE THREE MONTHS ENDED MARCH 31, 1997

REVENUES -- Revenues for the three months ended March 31, 1998 increased by $18.3 million, or 17%, to $125.7 million from $107.4 million for the three months ended March 31, 1997. The increase in revenues is primarily the result of the acquisitions of GT Automotive in August 1997, REOM in December 1997 and Universal in March 1998.

COST OF SALES -- Cost of sales for the three months ended March 31, 1998 increased by $13.7 million, or 15%, to $104.5 million from $90.8 million for the three months ended March 31, 1997. Cost of sales as a percentage of revenues for the three months ended March 31, 1998 was 83.1% compared to 84.6% for the three months ended March 31, 1997. The improvement in gross margins is the result of improved productivity at the Company's floor shifter operations, which was acquired in December 1996, due to integration cost savings.

S, G & A EXPENSES -- Selling, general and administrative expenses were $9.2 million for the three months ended March 31, 1998 compared to $7.9 million for the three months ended March 31, 1997. The increase was due to increased support for worldwide engineering and marketing efforts partially offset by consolidation opportunities at KPI, VOFA and GT Automotive. As a percentage of revenues, selling, general and administrative expenses were 7.2% for the three months ended March 31, 1998 compared to 7.4% for the three months ended March 31, 1997.

INTEREST EXPENSE -- Interest expense for the three months ended March 31, 1998 was $2.9 million compared to $1.9 for the three months ended March 31, 1997. The increase was due principally to borrowings incurred related to the acquisitions of GT Automotive and Universal.

INCOME TAXES -- The effective income tax rate was 41.3% for the three months ended March 31, 1998 and 40.0% for the three months ended March 31, 1997. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company's bank credit agreement, as amended, consisted of a $200 million revolving credit facility. The agreement also provided the Company with the ability to denominate a portion of its borrowings in foreign currencies up to an amount equivalent to $50 million ($30 million sub-limit for Deutsche marks). As of March 31, 1998, there was $180.2 million outstanding under this revolving credit facility, including $5.6 million denominated in Canadian dollars and $3.8 million which was denominated in Deutsche Marks. The bank credit agreement required the Company to pay a facility fee on the commitment amount of .25% and contained various restrictive covenants, which, among other matters, required the Company to maintain certain financial ratios, including minimum liquidity and interest coverage. The bank credit agreement also limited additional indebtedness, investments, rental obligations and cash dividends. The Company was in compliance with all such covenants at March 31, 1998. In addition, the Company has outstanding letters of credit in the amount of approximately $3.0 million expiring through July 2000.

In connection with the acquisition of Trident discussed below, the Company entered into a new $402.5 million secured credit facility. The facility provides for revolving credit facilities of $225 million, term loans of $100 million, an acquisition facility of $30 million and a twelve month interim loan of $47.5 million. The interim loan must be repaid with the proceeds of an equity offering or a debt offering that is junior in priority to the credit facility. The remaining facilities have terms of five years and bear interest at the lender's reference rate or Eurocurrency rate. The credit facilities contain various restrictive covenants which limit additional indebtedness, investments, rental obligations and cash dividends. The credit facilities also require the Company to maintain certain financial ratios including minimum liquidity and interest coverage. Borrowings are collateralized by the assets of the Company.

In May 1997, the Company acquired the automotive parking brake business from Excel Industries Inc. for approximately $2.9 million. The acquisition increased the Company's penetration of the parking brake market and expanded the Company's relationship with Chrysler.

In August 1997, the Company acquired GT Automotive for approximately $45.0 million in cash and assumed indebtedness, plus contingent payments. GT Automotive designs and manufactures column-mounted shifter systems and turn signal and tilt lever assemblies for North American OEMs. The acquisition of GT Automotive, combined with the Company's existing position in console-based shifter systems, increased the Company's share of the North American shifter market. In addition, the acquisition added Nissan as a customer.

In December 1997, the Company purchased approximately 19% of the outstanding common stock of Thixotech for approximately $0.5 million. The Company also loaned Thixotech an additional $2.8 million pursuant to notes which are convertible into additional common stock of Thixotech at the Company's option. If exercised, the Company could own a majority of Thixotech. Thixotech is currently pursuing the development of an alternative manufacturing technology for component parts.

In December 1997, the Company acquired REOM, an Australian designer and manufacturer of jacks and parking brakes, for approximately $3.7 million. The acquisition added market penetration in parking brakes, added a new product (jacks) and established a presence in the Pacific Rim.

In March 1998, the Company acquired Universal, a manufacturer of jacks for the North American automotive industry, for approximately $18.0 million. The acquisition provided the Company with a market presence for jacks in North America and added Honda as a significant new customer.

On March 20, 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $55.3 million of its 7 1/2% Convertible Trust Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $52.6 million. The Preferred Securities are redeemable, in whole or part, on or after March 31, 2001 and all Preferred Securities must be redeemed no later than March 31, 2028. The Preferred Securities are convertible, at the option of the holder into Class A common stock of the Company at a rate of 0.5831 shares of Class A common stock for each Preferred

Security, which is equivalent to a conversion price of $42 7/8 per share. The net proceeds of the offering were used to repay outstanding indebtedness during April 1998.

In April 1998, the Company completed its acquisition of Trident. Trident had revenues of approximately $300 million in 1997, of which 69 percent was derived from sales of cable assemblies, principally to the automotive OEM market, and the balance from door handle assemblies, lighting and other products. Approximately 68 percent of Trident's revenues were generated in North America, 27 percent in Europe and the remainder in Latin America. Trident's operations are headquartered in Michigan with manufacturing and technical facilities in Michigan, Tennessee, Arkansas, Canada, the United Kingdom, Germany, France and Brazil. Trident is a wholly owned indirect subsidiary of the Company. Pursuant to the terms of the agreement, the Company acquired all of the outstanding equity interests of Trident for total consideration of $87.5 million in cash.
In addition, the Company assumed $75 million of Trident's outstanding 10% Senior Subordinated Notes due 2005. The Company also repaid Trident's outstanding senior indebtedness of approximately $53 million.

The Company believes borrowings under its new credit facility, together with funds generated by the Company's operations, will provide sufficient liquidity and capital resources for working capital, capital expenditures and other needs through 1998. By April 30, 1999, the Company must repay a $47.5 million interim loan, incurred in connection with the acquisition of Trident, with proceeds of an equity offering or a debt offering that is junior in priority to the credit facility. The Company anticipates it will complete an equity or debt offering prior to April 30, 1999. However, there can be no assurances the Company will be able to successfully complete such an offering.

The Company's principal source of funds has been, and is anticipated to be, its cash flows from operations. During the three months ended March 31, 1998, the Company generated cash from operations of $7.6 million, before the effects of changes in working capital, compared to $6.4 million in 1997. The Company estimates that it will fund approximately $27.0 million in capital expenditures for the remaining months of 1998. These capital expenditures will be used primarily for the purchase of machinery and equipment to support new business awards, as well as to support continued cost reduction efforts.

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

FOREIGN CURRENCY TRANSACTIONS

A significant portion of the Company's revenues are derived from manufacturing operations in Europe, Latin America and Canada. The results of operations and the financial position of the Company's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A significant portion of the Company's assets are also based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, the Company's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

The Company's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency and the Company may, from time to time, engage in hedging programs intended to reduce its exposure to currency fluctuations.

YEAR 2000

The Company is in the process of replacing and upgrading its computer systems, which, among other things, will accommodate the year 2000. The Company currently expects its computer systems to be fully operational prior to the year 2000 so as not to adversely affect its operations. During 1998 and 1999, the Company expects to incur costs of approximately $1.0 million and $1.5 million, respectively, to make these replacements and upgrades. Failure of the Company to make required modifications on a timely basis or the inability of other companies with which the Company does business to complete their year 2000 modifications on a timely basis, could adversely affect the Company's operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 14, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

During February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997.
SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans. SFAS No. 132 superceded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings:

         Other than as reported in the Company's 1997 Annual Report on Form 10-K under the caption "Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business of the Company.

Item 2.  Change in Securities:

         On March 20, 1998, Dura Automotive Systems Capital Trust, a wholly owned statutory business trust of the Company, completed an offering of 2,210,000 shares of its 7 1/2% Convertible Trust Preferred Securities ("Preferred Securities"). The Preferred Securities are convertible at any time, at the option of the holders, into approximately 1,289,000 shares of Class A common stock of the Company.

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits:

              None

         (b)

              None

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DURA AUTOMOTIVE SYSTEMS, INC.


Date:  May 15, 1998           By /s/ Stephen E.K. Graham
                                 ---------------------------------------
                                 Stephen E.K. Graham
                                 Vice President, Chief Financial Officer
                                 (principal accounting and financial
                                 officer)