Form 10-Q
period 1998-06-30
DURA AUTOMOTIVE SYSTEMS INC
filed 1998-08-14
CIK 1016177

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                           ______________________________

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998

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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at July 31, 1998 was 8,996,417 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at July 31, 1998 was 3,342,380 shares.

ITEM 1 - FINANCIAL INFORMATION

                   DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                Three Months Ended June 30,
                                                ---------------------------
                                                     1998           1997
                                                  ----------     ----------
Revenues                                          $  187,433     $  115,350

Cost of sales                                        155,414         96,111
                                                  ----------     ----------
     Gross profit                                     32,019         19,239

Selling, general and administrative expenses          11,723          7,579

Amortization expense                                   2,345            891
                                                  ----------     ----------

     Operating income                                 17,951         10,769

Interest expense, net                                  5,870          1,957
                                                  ----------     ----------

     Income before provision for income taxes
       and minority interest                          12,081          8,812

Provision for income taxes                             4,914          3,712

Minority interest                                        622        -
                                                  ----------     ----------

     Income before extraordinary item                  6,545          5,100

Extraordinary item - loss on early
   extinguishment of debt, net                         3,250          -
                                                  ----------     ----------

     Net income                                   $    3,295     $    5,100
                                                  ----------     ----------
                                                  ----------     ----------


Basic earnings per share:
     Income before extraordinary item             $     0.70     $     0.58
     Extraordinary item                                (0.35)           -
                                                  ----------     ----------

     Net income                                   $     0.35     $     0.58
                                                  ----------     ----------
                                                  ----------     ----------

Diluted earnings per share:
     Income before extraordinary item             $     0.67     $     0.58
     Extraordinary item                                (0.30)           -
                                                  ----------     ----------

     Net income                                   $     0.37     $     0.58
                                                  ----------     ----------
                                                  ----------     ----------

                    The accompanying notes are an integral part of these condensed consolidated statements.

                   DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                     1998           1997
                                                  ----------     ----------
Revenues                                          $  313,179     $  222,717

Cost of sales                                        259,885        186,896
                                                  ----------     ----------
     Gross profit                                     53,294         35,821

Selling, general and administrative expenses          20,883         15,475

Amortization expense                                   3,596          1,774
                                                  ----------     ----------

     Operating income                                 28,815         18,572

Interest expense, net                                  8,808          3,853
                                                  ----------     ----------

     Income before provision for income taxes
        and minority interest                         20,007         14,719

Provision for income taxes                             8,188          6,075

Minority interest                                        698              -
                                                  ----------     ----------

     Income before extraordinary item                 11,121          8,644

Extraordinary item - loss on early
   extinguishment of debt, net                         3,250              -
                                                  ----------     ----------

     Net income                                   $    7,871     $    8,644
                                                  ----------     ----------
                                                  ----------     ----------


Basic earnings per share:
     Income before extraordinary item                $  1.23          $0.98
     Extraordinary item                                (0.36)          -
                                                  ----------     ----------

        Net income                                   $  0.87          $0.98
                                                  ----------     ----------
                                                  ----------     ----------

Diluted earnings per share:
     Income before extraordinary item                $  1.20          $0.98
     Extraordinary item                                (0.33)             -
                                                  ----------     ----------

        Net income                                   $  0.87          $0.98
                                                  ----------     ----------
                                                  ----------     ----------

                    The accompanying notes are an integral part of these condensed consolidated statements.

                   DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                               (AMOUNTS IN THOUSANDS)

                                                    June 30,     December 31,
              Assets                                  1998           1997
----------------------------------------------    ----------     ------------
                                                          (unaudited)
Current assets:
     Cash and cash equivalents                     $  14,289      $   4,148
     Accounts receivable                             147,642         79,032
     Inventories                                      43,869         30,301
     Other current assets                             32,876         24,800
                                                   ---------      ---------
          Total current assets                       238,676        138,281

Property, plant and equipment, net                   162,378        101,538

Goodwill, net                                        376,983        160,063

Deferred income taxes and other assets, net           48,435         19,382
                                                   ---------      ---------
                                                   $ 826,472      $ 419,264
                                                   ---------      ---------
                                                   ---------      ---------

Liabilities and Stockholders' Investment
-------------------------------------------------
Current liabilities:
     Current maturities of long-term debt          $   4,816      $   2,241
     Accounts payable                                 83,355         49,153
     Accrued liabilities                              84,135         36,583
                                                   ---------      ---------
          Total current liabilities                  172,306         87,977

Long-term debt, net of current maturities            282,382        178,081
Other noncurrent liabilities                         112,525         51,498
                                                   ---------      ---------

Mandatorily redeemable convertible trust
   preferred securities                               55,250              -

Stockholders' investment:
     Preferred stock                                       -              -
     Common stock - Class A                               86             42
     Common stock - Class B                               33             46
     Additional paid-in capital                      158,621         63,402
     Retained earnings                                48,899         41,028
     Cumulative translation adjustment                (3,630)        (2,810)
                                                   ---------      ---------
          Total stockholders' investment             204,009        101,708
                                                   ---------      ---------
                                                   $ 826,472      $ 419,264
                                                   ---------      ---------
                                                   ---------      ---------

                    The accompanying notes are an integral part
                  of these condensed consolidated balance sheets.

                   DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                          1998        1997
                                                       ----------  ---------
OPERATING ACTIVITIES:
     Net income                                          $  7,871  $  8,644
     Adjustments to reconcile net income to
       net cash provided by (used in) operating
       activities -
          Depreciation and amortization                    11,135     6,826
          Extraordinary loss on extinguishment of debt      3,250      -
          Changes in other operating items                (27,017)   (9,505)
                                                         --------  --------
     Net cash provided by (used in) operating activities   (4,761)    5,965
                                                         --------  --------

INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                  (153,458)  (21,181)
     Capital expenditures, net                            (10,061)   (5,227)
     Other, net                                              (221)     -
                                                         --------  --------
          Net cash used in investing activities          (163,740)  (26,408)
                                                         --------  --------

FINANCING ACTIVITIES:
     Proceeds from borrowings                             185,803   138,225
     Repayment of debt                                   (153,844) (108,675)
     Proceeds from issuance of common stock
       and exercise of stock options                       95,006       -
     Proceeds from issuance of preferred securities        52,525       -
     Other, net                                               244       220
                                                         --------  --------

          Net cash provided by financing activities       179,734    29,770
                                                         --------  --------

EFFECT OF EXCHANGE RATES ON CASH                           (1,092)     (215)
                                                         --------  --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  10,141     9,112

CASH AND CASH EQUIVALENTS:
     Beginning of period                                    4,148     1,667
                                                         --------  --------

     End of period                                       $ 14,289  $ 10,779
                                                         --------  --------
                                                         --------  --------

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

          Revenues and operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

          Inventories consisted of the following (in thousands):

                                       Jun. 30, 1998  Dec. 31, 1997
                                       -------------  -------------
               Raw materials            $    21,467    $  15,562
               Work-in-process               14,414        9,126
               Finished goods                 7,988        5,613
                                        -----------    ---------
                                        $    43,869    $  30,301
                                        -----------    ---------
                                        -----------    ---------

     3. On June 17, 1998, the Company completed a public offering of 3,100,000 shares of its Class A common stock at an offering price of $32.75 per share ("Offering"). Net proceeds to the Company, after underwriting discounts and offering expenses, were approximately $95.0 million. Proceeds from the Offering were used to retire outstanding indebtedness. Certain stockholders of the Company converted 1,308,000 shares of Class B common stock of the Company into Class A stock and sold such Class A stock concurrent with the Offering. In addition, an employee of the Company exercised an option to acquire 5,000 shares of Class A common stock at an exercise price of $14.50 per share, and sold such Class A shares concurrent with the Offering. On July 1, 1998 the underwriters, pursuant to their over-allotment option, purchased an additional 400,000 Class A shares resulting in additional net proceeds of approximately $12.4 million to the Company.

     4. Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the periods. Diluted earnings per share include
          (i) the effects of outstanding stock options using the treasury stock method and (ii) the conversion of the Preferred Securities from their date of issuance on March 20, 1998 as follows (in thousands, except per share data):

                                                     Three Months                   Six Months
                                                    Ended June 30,                Ended June 30,
                                               -----------------------       -----------------------
                                                 1998           1997           1998           1997
                                               --------       --------       --------       --------
     Net income                                $  3,295       $  5,100       $  7,871       $  8,644
     Dividends on mandatorily redeemable
       convertible preferred securities,
       net of tax                                   622              -            698              -
                                               --------       --------       --------       --------
     Net income applicable to common
       stockholders - diluted                  $  3,917       $  5,100       $  8,569       $  8,644
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

     Weighted average number of Class A
       common shares outstanding                  4,859          3,842          4,516          3,828
     Weighted average number of Class B
       common shares outstanding                  4,452          4,963          4,553          4,975
     Dilutive effect of outstanding stock
       options after application of the
       treasury stock method                        114             58             92             57
     Dilutive effect of mandatorily
       redeemable convertible preferred
       securities, assuming conversion            1,289              -            723            -
                                               --------       --------       --------       --------

     Diluted shares outstanding                  10,714          8,863          9,884          8,860
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

     Basic earnings per share                   $  0.35        $  0.58          $0.87        $  0.98
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

     Diluted earnings per share                 $  0.37        $  0.58          $0.87        $  0.98
                                               --------       --------       --------       --------
                                               --------       --------       --------       --------

     5. In May 1997, the Company acquired the automotive parking brake business from Excel Industries, Inc. for approximately $2.9 million. The acquisition increased the Company's penetration of the parking brake market and expanded the Company's relationship with Chrysler. The pro forma effects of this transaction are not material to the Company's results of operations for the six months ended June 30, 1997.

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

          In December 1997, the Company acquired REOM Industries (Aust) Pty Ltd. ("REOM"), an Australian designer and manufacturer of jacks and parking brakes, for approximately $3.7 million. The acquisition added market penetration in parking brakes, added a new product (jacks) and established a presence in the Pacific Rim. The pro forma effects of this transaction are not material to the Company's results of operations for the six month period ended June 30, 1997.

          In March 1998, the Company acquired Universal Tool & Stamping Co., Inc. ("Universal"), a manufacturer of jacks for the North American automotive industry, for approximately $18.0 million. The acquisition provided the Company with a market presence for jacks in North America and added Honda as a significant new customer.

          In April 1998, the Company acquired all of the outstanding equity interests of Trident Automotive plc ("Trident"). Trident had revenues of approximately $300 million in 1997, of which 69 percent was derived from sales of cable assemblies, principally to the automotive OEM market, and the balance from door handle assemblies, lighting and other products. Approximately 68 percent of Trident's revenues were generated in North America, 27 percent in Europe and the remainder in Latin America. Trident's operations are headquartered in Michigan with manufacturing and technical facilities in Michigan, Tennessee, Arkansas, Canada, the United Kingdom, Germany, France and Brazil. Pursuant to the terms of the agreement, the Company acquired all of the outstanding equity interests of Trident for total consideration of $87.5 million in cash. In addition, the Company assumed $75 million of Trident's outstanding 10% Senior Subordinated Notes due 2005. The Company also repaid Trident's outstanding senior indebtedness of approximately $53 million. The acquisition of Trident was financed with borrowings under a new credit facility which is further described in Note 6.

          The acquisitions of GT Automotive, REOM, Universal and Trident have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value as of the dates of acquisition, with the excess purchase price recorded as goodwill. The assets and liabilities have been recorded based upon preliminary estimates of fair value. The Company is further evaluating the fair value of certain assets acquired and liabilities assumed. As a result, the final evaluation will likely result in adjustments to the preliminary allocations which may result in changes to goodwill.

          The accompanying unaudited pro forma condensed results of operations for the six months ended June 30, 1998 give effect to the acquisitions of Universal and Trident, the Offering and the offering of the Convertible Trust Preferred Securities, which is further described in
          Note 7, as if such transactions had occurred at the beginning of the period and exclude the effects of the extraordinary loss. The following unaudited pro forma results of operations for the six months ended June 30, 1997 give effect to the transactions described above and the acquisition of GT Automotive as if such transactions had been completed at the beginning of the period. The 1998 results of operations of Trident for the period prior to its acquisition date, which are included in the unaudited pro forma financial information, reflect pretax charges of approximately $3.6 million relating to the recognition of obligations to certain Trident customers. The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company' results of future operations (in thousands, except per share data):

                                                  Six Months Ended June 30,
                                                  --------------------------
                                                      1998           1997
                                                  ----------     ----------
               Revenues                           $  425,570     $  435,127
                                                  ----------     ----------
                                                  ----------     ----------

               Operating income                       31,446     $   35,218
                                                  ----------     ----------
                                                  ----------     ----------

               Net income                         $   11,585     $   14,952
                                                  ----------     ----------
                                                  ----------     ----------

               Basic earnings per share           $     0.92     $     1.22
                                                  ----------     ----------
                                                  ----------     ----------

               Basic shares outstanding               12,264         12,303
                                                  ----------     ----------
                                                  ----------     ----------

               Diluted earnings per share         $     0.92     $     1.19
                                                  ----------     ----------
                                                  ----------     ----------

               Diluted shares outstanding             13,658         13,649
                                                  ----------     ----------
                                                  ----------     ----------

     6.   Long-term debt consisted of the following (in thousands):

                                                   June 30,        December 31,
                                                     1998             1997
                                                   ---------       -----------
               Bank Credit Agreement:
               Term loans                          $  96,384     $        -
               Revolving credit facilities           106,182              -

               Trident 10% senior subordinated
               notes, due 2005                        75,000              -

               Old Bank Credit Agreement                   -        165,158

               Other                                   9,632         15,164
                                                  ----------     ----------
                                                     287,198        180,322

               Less-current maturities                (4,816)        (2,241)
                                                  ----------     ----------
               Total long-term debt               $  282,382     $  178,081
                                                  ----------     ----------
                                                  ----------     ----------

          On April 30, 1998 in connection with the acquisition of Trident, the Company entered into a new $402.5 million credit agreement ("Credit Agreement"). The Credit Agreement provided for revolving credit facilities of $225 million, term loans of $100 million, an acquisition facility of $30 million and a twelve month interim loan of $47.5 million. Proceeds from the Offering were partially used to retire the interim loan and $3.6 million of the term loans. The Credit Agreement has a term of five years and borrowings bear interest at the lenders reference rate or the Eurocurrency rate. The interest rate on borrowings outstanding under the Credit Agreement ranged from 6.875% to 8.625% as of June 30, 1998. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The Company was in compliance with the covenants as of June 30, 1998. Borrowings under the Credit Agreement are collateralized by the assets of the Company.

          The Credit Agreement provides the Company with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of June 30, 1998, $93.5 million of borrowings were denominated in US dollars, $5.5 million of borrowings were denominated in Canadian dollars, $2.0 million of borrowings were denominated in Australian dollars, $3.9 million of borrowings were denominated in Deutsche Marks, and $1.3 million in British pound sterling.

          In connection with the termination of the Company's former credit facility and the retirement of Trident's pre-acquisition credit facility, the Company wrote-off deferred financing costs of approximately $3.3 million, net of income taxes. This charge is reflected as an extraordinary item in the accompanying statement of operations.

          In December 1997, Trident issued $75 million aggregate principal amount senior subordinated notes. The notes bear interest at 10%, payable semiannually, and are due in December 2005.

     7. On March 20, 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $55.3 million of its 7 1/2% Convertible Trust Preferred Securities ("Preferred Securities"), resulting in net proceeds to the Company of approximately $52.6 million. The Preferred Securities are redeemable, in whole or part, on or after March 31, 2001 and all Preferred Securities must be redeemed no later than March 31, 2028. The Preferred Securities are convertible, at the option of the holder into Class A common stock of the Company at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42 7/8 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Dividends on the Preferred Securities, net of the related income tax benefit, are reflected as minority interest in the accompanying condensed consolidated statements of operations.

          No separate financial statements of the Issuer have been included herein. The Company does not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer are owned, directly or indirectly, by the Company, a reporting company under the Exchange Act, (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 7 1/2% Convertible Subordinated Debentures due March 31, 2028 issued by the Company and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Company.

     8. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $3.3 million and $4.0 million for the three months ended June 30, 1998 and 1997, respectively and approximately $7.4 million for each of the six month periods ended June 30, 1998 and 1997.

     9. During February 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans. SFAS No. 132 superceded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

          In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

     10.  Supplemental cash flow information (in thousands):

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       ------------------   ----------------
                                        1998      1997      1998      1997
                                     --------  --------  --------  --------
     Cash paid for -
       Interest                      $  6,393  $  2,248  $  9,452  $  3,521
       Income taxes                     4,996     2,019     7,406     2,294

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997

REVENUES -- Revenues for the three months ended June 30, 1998 increased by $72.0 million, or 62%, to $187.4 million from $115.4 million for the three months ended June 30, 1997. The increase in revenues is primarily the result of the acquisitions of GT Automotive in August 1997, REOM in December 1997 Universal in March 1998 and Trident in April 1998. The increases were partially offset by the effects of a strike at General Motors ("GM"). The Company estimates the strike at GM decreased revenues by approximately $7 million.

COST OF SALES -- Cost of sales for the three months ended June 30, 1998 increased by $59.3 million, or 62%, to $155.4 million from $96.1 million for the three months ended June 30, 1997. Cost of sales as a percentage of revenues for the three months ended June 30, 1998 was 82.9% compared to 83.3% for the three months ended June 30, 1997. The improvement in gross margins is primarily the result of improved productivity at the Company's floor shifter operations offset by the effects of the strike at GM.

S, G & A EXPENSES -- Selling, general and administrative expenses were $11.7 million for the three months ended June 30, 1998 compared to $7.6 million for the three months ended June 30, 1997. The increase was due to increased support for worldwide engineering and marketing efforts and the acquisitions of GT Automotive and Trident. These increases were partially offset by consolidation savings realized at KPI, VOFA and GT Automotive. As a percentage of revenues, selling, general and administrative expenses were 6.3% for the three months ended June 30, 1998 compared to 6.5% for the three months ended June 30, 1997.

INTEREST EXPENSE -- Interest expense for the three months ended June 30, 1998 was $5.9 million compared to $2.0 million for the three months ended June 30, 1997. The increase was due principally to borrowings incurred related to the acquisitions of GT Automotive, Universal and Trident.

INCOME TAXES -- The effective income tax rate was 40.7% for the three months ended June 30, 1998 and 42.1% for the three months ended June 30, 1997. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

MINORITY INTEREST -- Minority interest for the three months ended June 30, 1998 represent dividends, net of income tax benefits, on the Preferred Securities which were issued on March 20, 1998.

EXTRAORDINARY ITEM -- The extraordinary loss for the three months ended June 30, 1998 represents the write-off, net of income taxes, of deferred financing costs related to the Company's former credit facility and outstanding indebtedness at Trident on the date of its acquisition.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997

REVENUES -- Revenues for the six months ended June 30, 1998 increased by $90.5 million, or 41%, to $313.2 million from $222.7 million for the six months ended June 30, 1997. The increase in revenues is primarily the result of the acquisitions of GT Automotive in August 1997, REOM in December 1997, Universal in March 1998 and Trident in April 1998. The increase was partially offset by the strike at GM.

COST OF SALES -- Cost of sales for the six months ended June 30, 1998 increased by $73.0 million, or 39%, to $259.9 million from $186.9 million for the six months ended June 30, 1997. Cost of sales as a percentage of revenues for the six months ended June 30, 1998 was 83.0% compared to 83.9% for the six months ended June 30, 1997. The improvement in gross margins is primarily the result of improved productivity at the Company's floor shifter operations, which was acquired in December 1996.

S, G & A EXPENSES -- Selling, general and administrative expenses were $20.9 million for the six months ended June 30, 1998 compared to $15.5 million for the six months ended June 30, 1997. The increase was due to increased support for worldwide engineering and marketing efforts and the acquisitions of GT Automotive and Trident. These increases were partially offset by consolidation savings realized at KPI, VOFA and GT Automotive. As a percentage of revenues, selling, general and administrative expenses were 6.7% for the six months ended June 30, 1998 compared to 7.0% for the six months ended June 30, 1997.

INTEREST EXPENSE -- Interest expense for the six months ended June 30, 1998 was $8.8 million compared to $3.9 for the six months ended June 30, 1997. The increase was due principally to borrowings incurred related to the acquisitions of GT Automotive, Universal and Trident.

INCOME TAXES -- The effective income tax rate was 40.9% for the six months ended June 30, 1998 and 41.3% for the six months ended June 30, 1997. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

MINORITY INTEREST -- Minority interest for the six months ended June 30, 1998 represent dividends, net of income tax benefits, on the Preferred Securities which were issued on March 20, 1998.

EXTRAORDINARY ITEM -- The extraordinary loss for the six months ended June 30, 1998 represents the write-off, net of income taxes, of deferred financing costs related to the Company's former credit facility and outstanding indebtedness at Trident on the date of its acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998 the Company's bank credit agreement consisted of a $351 million secured credit facility. The facility provides for revolving credit facilities of $225 million, term loans of $96 million and an acquisition facility of $30 million. The facilities have terms of five years and bear interest at the lender's reference rate or Eurocurrency rate. The credit facilities contain various restrictive covenants which limit additional indebtedness, investments, rental obligations and cash dividends. The credit facilities also require the Company to maintain certain financial ratios including minimum liquidity and interest coverage. Borrowings are collateralized by the assets of the Company.

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

On June 17, 1998, the Company completed a public offering of 3,100,000 shares of its Class A common stock at an offering price of $32.75 per share ("Offering"). Net proceeds to the Company, after underwriting discounts and offering expenses, were approximately $95 million and were used to retire outstanding indebtedness. Certain stockholders of the Company converted 1,308,000 shares of Class B common stock of the Company into Class A stock and sold such Class A stock concurrent with the Offering. In addition, an employee of the Company exercised an option to acquire 5,000 shares of Class A common stock at an exercise price of $14.50 per share, and sold such Class A shares concurrent with the Offering. On July 1, 1998 the underwriters, pursuant to their over allotment option, purchased an additional 400,000 Class A shares from the Company resulting in net proceeds of approximately $12.4 million to the Company.

The Company believes borrowings under its new credit facility, together with funds generated by the Company's operations, will provide sufficient liquidity and capital resources for working capital, capital expenditures and other needs through 1998.

The Company's principal source of funds has been, and is anticipated to be, its cash flows from operations. During the six months ended June 30, 1998, the Company generated cash from operations of $22.3 million, before the effects of changes in working capital, compared to $15.5 million in 1997. The Company estimates that it will fund approximately $19.0 million in capital expenditures for the remainder of 1998. These capital expenditures will be used primarily for the purchase of machinery and equipment to support new business awards, as well as to support continued cost reduction efforts.

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

YEAR 2000

The Company is in the process of replacing and upgrading its computer systems, which, among other things, will accommodate the year 2000 issues. The Company currently expects its computer systems to be fully operational prior to the year 2000 so as not to adversely affect its operations. During 1998 and 1999, the Company expects to incur costs of approximately $1.5 million and $2.5 million, respectively, to make these replacements and upgrades. Failure of the Company to make required modifications on a timely basis or the inability of other companies with which the Company does business to complete their year 2000 modifications on a timely basis, could adversely affect the Company's operations.

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

During February 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans. SFAS No. 132 superceded SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

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

     None

Item 3.   Defaults Upon Senior Securities:

     None

Item 4.   Submission of Matters to a Vote of Security Holders:

     The registrant held its Annual Meeting of Stockholders on May 21, 1998. Proxies for the meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees as listed in the Proxy statement, and all such nominees (Robert E. Brooker, Jr., W.H. Clement, Jack K. Edwards, Robert R. Hibbs, S.A. Johnson, John C. Jorgensen, James L. O'Loughlin, Robert J. Orscheln, William J. Orscheln, Eric J. Rosen and Karl F. Storrie) were elected. Of the 49,465,445 votes, at least 49,457,793 votes granted authority to vote for these directors and no more than 7,602 abstaining votes were cast.

     The retention of Arthur Andersen LLP as auditors was approved by the stockholders. A total of 49,463,460 affirmative votes, 398 negative votes and 1,587 abstaining votes were cast.

Item 5.   Other Information:

     None

Item 6.   Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          On May 13, 1998, the Company filed a Form 8-K relating to the April 30, 1998 acquisition of Trident Automotive plc.

                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DURA AUTOMOTIVE SYSTEMS, INC.


Date:  August 14, 1998               By /s/ Stephen E.K. Graham
                                        --------------------------
                                        Stephen E.K. Graham
                                        Vice President, Chief Financial Officer
                                        (principal accounting and financial
                                        officer)