Form 10-Q/A
period 1998-06-30
DURA AUTOMOTIVE SYSTEMS INC
filed 1998-08-17
CIK 1016177

                                      FORM 10-Q/A

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                           ------------------------------

                                 AMENDMENT NO. 1 TO
                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            PART II.  OTHER INFORMATION

                   DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 6. to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 filed by the Registrant with the Securities and Exchange Commission on August 14, 1998 hereby is amended and restated to read in its entirety as set forth below:

Item 6.   Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

          10.1 Consolidated, Amended and Restated Credit Agreement, dated as of April 30, 1998, among Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp., Kimanus Vermogensverwaltung GmbH, Dura Asia-Pacific Pty Limited ACN
               004 884 539 and Dura Automotive Systems (Canada), Ltd., as Dura Borrowers, Trident Automotive PLC, Trident Automotive (UK) Limited, Spicebright Limited, Trident Automotive, Inc., Trident Automotive Canada Inc. and Moblan Investments B.V. as Trident Borrowers, Bank of America National Trust and Savings Association, as Agent, The Bank of Nova Scotia, The Chase Manhattan Bank, Comerica Bank, The First National Bank of Chicago and U.S. Bank National Association, as Co-Agents, BA Australia Limited, as Australian Lender, Bank of America Canada, as Canadian Lender, Bank of America National Trust and Savings Association, as Swing Line Lender and Issuing Lender, and The Other Financial Institutions Party Hereto.

          10.2 Reaffirmation and Amendment of Guaranties, dated as of April 30, 1998, by Dura Automotive Systems, Inc., MC Holding Corp., Dura Operating Corp., Dura Shifter Holding Corp., Dura Automotive Systems, Inc., Column Shifter Operations, Dura Automotive Systems, Inc., Shifter Operations, Dura Shift Systems, Inc., and Universal Tool & Stamping Company, Inc., in favor of Bank of America National Trust and Savings Association, a national banking association, as agent (the "Agent") for the lenders named therein.

          10.3 Reaffirmation and Amendment of Collateral Documents, dated as of April 30, 1998, by Dura Automotive Systems, Inc., MC Holding Corp., Dura Operating Corp., Dura Shifter Holding Corp., Dura Automotive Systems, Inc., Column Shifter Operations, Dura Automotive Systems, Inc., Shifter Operations, Dura Shift Systems, Inc., and Universal Tool & Stamping Company, Inc., in favor of the Agent for the lenders named therein.

          27   Financial Data Schedule (previously filed).

     (b)  Reports on Form 8-K:

          On May 13, 1998, the Company filed a Form 8-K relating to the April 30, 1998 acquisition of Trident Automotive plc.

                                     SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DURA AUTOMOTIVE SYSTEMS, INC.


Date:  August 15, 1998               By /s/ Stephen E.K. Graham
                                        --------------------------
                                        Stephen E.K. Graham
                                        Vice President, Chief Financial Officer
                                        (principal accounting and financial
                                        officer)