Form 10-Q
period 1998-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 1998-11-13
CIK 1016177

                               FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               ----------

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                    OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                         ----------    ----------

                       Commission file number 0-21139

                        DURA AUTOMOTIVE SYSTEMS, INC.

            (Exact name of Registrant as specified in its charter)

                  DELAWARE                              38-3185711
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)             Identification No.)
               4508 IDS CENTER                             55042
           MINNEAPOLIS, MINNESOTA                       (Zip Code)
    (Address of principal executive offices)

                                (612)342-2311
              (Registrant's telephone number, including area code)

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

                           Yes   X              No
                               -----               -----

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at October 30, 1998 was 9,013,755 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at October 30, 1998 was 3,329,303 shares.

ITEM 1 - FINANCIAL INFORMATION

                DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                  ----------------------
                                                    1998           1997
                                                  --------       --------
Revenues                                          $185,204       $101,862
Cost of sales                                      153,345         86,413
                                                  --------       --------
   Gross profit                                     31,859         15,449
Selling, general and administrative expenses        13,103          7,497
Amortization expense                                 3,128          1,032
                                                  --------       --------
   Operating income                                 15,628          6,920
Interest expense, net                                5,377          2,299
                                                  --------       --------
   Income before provision for income taxes
     and minority interest                          10,251          4,621
Provision for income taxes                           4,403          1,964
Minority interest - dividends on trust
  preferred securities, net                            599             --
                                                  --------       --------
   Net income                                     $  5,249       $  2,657
                                                  --------       --------
                                                  --------       --------
Basic earnings per share                          $   0.43       $   0.30
                                                  --------       --------
                                                  --------       --------
Diluted earnings per share                        $   0.43       $   0.30
                                                  --------       --------
                                                  --------       --------


                The accompanying notes are an integral part of these condensed consolidated statements.

                DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                  -----------------------
                                                    1998           1997
                                                  --------       --------
Revenues                                          $498,383       $324,579
Cost of sales                                      413,230        273,309
                                                  --------       --------
   Gross profit                                     85,153         51,270
Selling, general and administrative expenses        33,986         22,972
Amortization expense                                 6,724          2,806
                                                  --------       --------
   Operating income                                 44,443         25,492
Interest expense, net                               14,185          6,152
                                                  --------       --------
   Income before provision for income taxes
     and minority interest                          30,258         19,340
Provision for income taxes                          12,591          8,039
Minority interest - dividends on trust
  preferred securities, net                          1,297             --
                                                  --------       --------
   Income before extraordinary item                 16,370         11,301
Extraordinary item - loss on early
   extinguishment of debt, net                       3,250             --
                                                  --------       --------
   Net income                                     $ 13,120       $ 11,301
                                                  --------       --------
                                                  --------       --------
Basic earnings per share:
   Income before extraordinary item               $   1.61       $   1.28
   Extraordinary item                                 0.32             --
                                                  --------       --------
     Net income                                   $   1.29       $   1.28
                                                  --------       --------
                                                  --------       --------
Diluted earnings per share:
   Income before extraordinary item               $   1.58       $   1.27
   Extraordinary item                                 0.29             --
                                                  --------       --------
     Net income                                   $   1.29       $   1.27
                                                  --------       --------
                                                  --------       --------

                The accompanying notes are an integral part of these condensed consolidated statements.

                DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (AMOUNTS IN THOUSANDS)


                                                  SEPTEMBER 30,   DECEMBER 31,
                    ASSETS                            1998           1997
                    ------                        -------------   ------------
                                                   (UNAUDITED)

Current assets:
   Cash and cash equivalents                        $ 13,014       $  4,148
   Accounts receivable, net                          163,270         79,032
   Inventories                                        54,083         30,301
   Other current assets                               43,401         24,800
                                                    --------       --------
    Total current assets                             273,768        138,281
Property, plant and equipment, net                   180,776        101,538
Goodwill and other assets, net                       396,886        160,063
Other assets, net                                     49,026         19,382
                                                    --------       --------
                                                    $900,456       $419,264
                                                    --------       --------
                                                    --------       --------
    LIABILITIES AND STOCKHOLDERS' INVESTMENT
    ----------------------------------------
Current liabilities:
   Current maturities of long-term debt             $  7,906       $  2,241
   Accounts payable                                   91,285         49,153
   Accrued liabilities                               106,351         36,583
                                                    --------       --------
    Total current liabilities                        205,542         87,977
                                                    --------       --------
Long-term debt, net of current maturities            238,771        178,081
Senior subordinated notes                             75,000             --
Other noncurrent liabilities                          99,221         51,498
                                                    --------       --------
    Total noncurrent liabilities                     412,992        229,579
                                                    --------       --------
Mandatorily redeemable convertible trust preferred
 securities                                           55,250             --
Stockholders' investment:
   Preferred stock                                        --             --
   Common stock - Class A                                 90             42
   Common stock - Class B                                 33             46
   Additional paid-in capital                        171,252         63,402
   Retained earnings                                  54,148         41,028
   Cumulative translation adjustment                   1,149         (2,810)
                                                    --------       --------
    Total stockholders' investment                   226,672        101,708
                                                    --------       --------
                                                    $900,456       $419,264
                                                    --------       --------
                                                    --------       --------

                   The accompanying notes are an integral part
                 of these condensed consolidated balance sheets.

                DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                          ---------------------
                                                             1998        1997
                                                          ---------   ---------
OPERATING ACTIVITIES:
 Net income                                               $  13,120   $ 11,301
 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities -
    Depreciation and amortization                            19,357      9,170
    Extraordinary loss on extinguishment of debt              3,250         --
    Changes in other operating items                        (46,261)   (24,379)
                                                          ---------   --------
 Net cash used in operating activities                      (10,534)    (3,908)
                                                          ---------   --------
INVESTING ACTIVITIES:
 Acquisitions, net of cash acquired                        (190,779)   (64,273)
 Capital expenditures, net                                  (16,426)    (6,157)
 Other, net                                                    (167)        --
                                                          ---------   --------
  Net cash used in investing activities                    (207,372)   (70,430)
                                                          ---------   --------
FINANCING ACTIVITIES:
 Proceeds from borrowing                                    242,188    234,770
 Repayments of debt                                        (177,161)  (156,831)
 Proceeds from issuance of common stock
  and exercise of stock options                             107,441         --
 Proceeds from issuance of preferred securities              52,525         --
 Other, net                                                     444        343
                                                          ---------   --------
  Net cash provided by financing activities                 225,437     78,282
                                                          ---------   --------
EFFECT OF EXCHANGE RATES ON CASH                              1,335       (191)
                                                          ---------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     8,866      3,753
CASH AND CASH EQUIVALENTS:
   Beginning of period                                        4,148      1,667
                                                          ---------   --------
   End of period                                          $  13,014   $  5,420
                                                          ---------   --------
                                                          ---------   --------

                 The accompanying notes are an integral part of these condensed consolidated statements.

                DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. The accompanying condensed consolidated financial statements have been prepared by Dura Automotive Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1997 Annual Report.

Revenues and operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

2.  Inventories consisted of the following (in thousands):


                                       SEPT. 30, 1998    DEC. 31, 1997
                                       --------------    -------------
       Raw materials                       $21,844          $15,562
       Work-in-process                      17,213            9,126
       Finished goods                       15,026            5,613
                                           -------          -------
       Total inventories                   $54,083          $30,301
                                           -------          -------
                                           -------          -------

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


                                                              THREE MONTHS                   NINE MONTHS
                                                             ENDED SEPT. 30,               ENDED SEPT. 30,
                                                          ----------------------        ---------------------
                                                           1998           1997           1998           1997
                                                          -------        -------        -------       -------
Net income                                                $ 5,249        $ 2,657        $13,120       $11,301
Dividends on mandatorily redeemable
  convertible preferred securities, net of tax                599             --          1,297            --
                                                          -------        -------        -------       -------
Net income applicable to common
  stockholders - diluted                                  $ 5,848        $ 2,657        $14,417       $11,301
                                                          -------        -------        -------       -------
                                                          -------        -------        -------       -------
Weighted average number of Class A
  common shares outstanding                                 9,000          3,869          6,011         3,842
Weighted average number of Class B
  common shares outstanding                                 3,342          4,940          4,149         4,963
Dilutive effect of outstanding stock options
  after application of the treasury stock
  method                                                       76             65             86            59
Dilutive effect of mandatorily redeemable
  convertible preferred securities, assuming
  conversion                                                1,289             --            912            --
                                                          -------        -------        -------       -------
Diluted shares outstanding                                 13,707          8,874         11,158         8,864
                                                          -------        -------        -------       -------
                                                          -------        -------        -------       -------
Basic earnings per share                                  $  0.43        $  0.30        $  1.29       $  1.28
                                                          -------        -------        -------       -------
                                                          -------        -------        -------       -------
Diluted earnings per share                                $  0.43        $  0.30        $  1.29       $  1.27
                                                          -------        -------        -------       -------
                                                          -------        -------        -------       -------

5. In January 1997, the Company acquired all of the outstanding common stock of the VOFA Group ("VOFA") for approximately $38.0 million in cash and assumed indebtedness, plus contingent payments. VOFA designs and manufactures shifter cables and other light duty cables for the European automotive and industrial markets from facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain.

In May 1997, the Company acquired the automotive parking brake business from Excel Industries, Inc. for approximately $2.9 million. The acquisition increased the Company's penetration of the parking brake market and expanded the Company's relationship with Chrysler. The pro forma effects of this transaction are not material to the Company's results of operations for the nine months ended September 30, 1997.

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

In December 1997, the Company acquired REOM Industries (Aust) Pty Ltd. ("REOM"), an Australian designer and manufacturer of jacks and parking brakes, for approximately $3.7 million. The acquisition added market penetration in parking brakes, added a new product (jacks) and established a presence in the Pacific Rim. The pro forma effects of this transaction are not material to the Company's results of operations for the nine month period ended September 30, 1997.

In March 1998, the Company acquired Universal Tool & Stamping Co., Inc. ("Universal"), a manufacturer of jacks for the North American automotive industry, for approximately $18.0 million. The acquisition provided the Company with a market presence for jacks in North America and added Honda as a significant new customer.

In April 1998, the Company acquired all of the outstanding equity interests of Trident Automotive plc ("Trident"). Trident had revenues of approximately $300 million in 1997, of which 69 percent was derived from sales of cable assemblies, principally to the automotive OEM market, and the balance from door handle assemblies, lighting and other products. Approximately 68 percent of Trident's revenues were generated in North America, 27 percent in Europe and the remainder in Latin America. Trident's operations are headquartered in Michigan with manufacturing and technical facilities in Michigan, Tennessee, Arkansas, Canada, the United Kingdom, Germany, France and Brazil. Pursuant to the terms of the agreement, the Company acquired all of the outstanding equity interests of Trident for total consideration of $87.5 million in cash. In addition, the Company assumed $75.0 million of Trident's outstanding 10% Senior Subordinated Notes due 2005. The Company also repaid Trident's outstanding senior indebtedness of approximately $53.0 million. The acquisition of Trident was financed with borrowings under a new credit facility which is further described in Note 6.

In August 1998, the Company acquired the hinge business ("Hinge") of Tower Automotive, Inc. for approximately $37.0 million. Hinge, which has annual revenues of approximately $50.0 million, manufactures automotive hood and deck lid hinges.

The acquisitions of GT Automotive, REOM, Universal, Trident and Hinge have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value as of the dates of acquisition, with the excess purchase price recorded as goodwill. The assets and liabilities have been recorded based upon preliminary estimates of fair value. The Company is further evaluating the fair value of certain assets acquired and liabilities assumed. As a result, the final evaluation will likely result in adjustments to the preliminary allocations which may result in changes to goodwill.

The accompanying unaudited pro forma condensed results of operations for the nine months ended September 30, 1998 give effect to the acquisitions of Universal, Trident and Hinge, the Offering and the offering of the Convertible Trust Preferred Securities, which is further described in Note 7, as if such transactions had occurred at the beginning of the period and exclude the effects of the extraordinary loss. The following unaudited pro forma results of operations for the nine months ended September 30, 1997 give effect to the transactions described above and the acquisition of GT Automotive as if such transactions had been completed at the beginning of the period. The 1998 results of operations of Trident for the period prior to its acquisition date, which are included in the unaudited pro forma financial information, reflect pretax charges of approximately $3.6 million relating to the recognition of obligations to certain Trident customers. The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company' results of future operations (in thousands, except per share data):

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                -----------------------
                                                  1998           1997
                                                --------       --------
Revenues                                        $645,765       $659,015
                                                --------       --------
                                                --------       --------
Operating income                                $ 49,102       $ 48,108
                                                --------       --------
                                                --------       --------
Net income                                      $ 17,390       $ 18,396
                                                --------       --------
                                                --------       --------
Basic earnings per share                        $   1.41       $   1.50
                                                --------       --------
                                                --------       --------
Basic shares outstanding                          12,299         12,305
                                                --------       --------
                                                --------       --------
Diluted earnings per share                      $   1.41       $   1.48
                                                --------       --------
                                                --------       --------
Diluted shares outstanding                        13,674         13,653
                                                --------       --------
                                                --------       --------

6.  Long-term debt consisted of the following (in thousands):

                                             SEPTEMBER 30,   DECEMBER 31,
                                                 1998           1997
                                             -------------   ------------
Bank Credit Agreement:
  Term loans                                   $ 96,577       $    --
  Revolving credit facilities                   140,449            --
Trident 10% senior subordinated
  notes, due 2005                                75,000             --
Old Bank Credit Agreement                            --        165,158
Other                                             9,651         15,164
                                               --------       --------
                                                321,677        180,322
Less-current maturities                          (7,906)        (2,241)
                                               --------       --------
Total long-term debt                           $313,771       $178,081
                                               --------       --------
                                               --------       --------

On April 30, 1998 in connection with the acquisition of Trident, the Company entered into a new $402.5 million credit agreement ("Credit Agreement"). The Credit Agreement provided for revolving credit facilities of $225.0 million, term loans of $100.0 million, an acquisition facility of $30.0 million and a twelve month interim loan of $47.5 million. Proceeds from the Offering were partially used to retire the interim loan and $3.6 million of the term loans. The Credit Agreement has a term of five years and borrowings bear interest at the lenders reference rate or the Eurocurrency rate. The interest rate on borrowings outstanding under the Credit Agreement ranged from 4.6% to 8.5% as of September 30, 1998. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The Company was in compliance with the covenants as of September 30, 1998. Borrowings under the Credit Agreement are collateralized by the assets of the Company.

The Credit Agreement provides the Company with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of September 30, 1998, $126.5 million of borrowings were denominated in US dollars, $5.3 million of borrowings were denominated in Canadian dollars, $2.1 million of borrowings were denominated in Australian dollars, $4.2 million of borrowings were denominated in Deutsche Marks, and $2.4 million in British pound sterling.

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

7. On March 20, 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $55.3 million of its 7-1/2% Convertible Trust Preferred Securities ("Preferred Securities"), resulting in net proceeds to the Company of approximately $52.6 million. The Preferred Securities are redeemable, in whole or part, on or after March 31, 2001 and all Preferred Securities must be redeemed no later than March 31, 2028. The Preferred Securities are convertible, at the option of the holder into Class A common stock of the Company at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42 7/8 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Dividends on the Preferred Securities, net of the related income tax benefit, are reflected as minority interest in the accompanying condensed consolidated statements of operations.

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

8. Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income was approximately $8.0 million and $2.5 million for the three months ended September 30, 1998 and 1997, respectively and approximately $15.4 million and $9.9 million for the nine months period ended September 30, 1998 and 1997, respectively.

The Financial Accounting Standards Board ("FASB") has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

The FASB has also issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans. The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

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

9.  Supplemental cash flow information (in thousands):


                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                 SEPTEMBER 30,           SEPTEMBER 30,
                              ------------------      -----------------
                                1998     1997           1998      1997
                               ------   ------         -------   ------
Cash paid for -
  Interest                     $6,407   $2,031         $15,859   $5,552
  Income taxes                  2,398    1,680           9,804    3,974

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES -- Revenues for the three months ended September 30, 1998 increased by $83.3 million, or 82%, to $185.2 million from $101.9 million for the three months ended September 30, 1997. The increase in revenues relates primarily to the acquisitions of GT Automotive in August 1997, REOM in December 1997, Universal in March 1998, Trident in April 1998 and Hinge in August 1998. The increases were partially offset by the effects of a strike at General Motors ("GM"). The Company estimates the strike at GM decreased revenues by approximately $11.3 million for the three months ended September 30, 1998.

COST OF SALES -- Cost of sales for the three months ended September 30, 1998 increased by $66.9 million, or 77%, to $153.3 million from $86.4 million for the three months ended September 30, 1997. Cost of sales as a percentage of revenues for the three months ended September 30, 1998 was 83% compared to 85% for the three months ended September 30, 1997. The improvement in gross margins is primarily the result of lower costs of purchased materials and higher margins from efficiency improvements in acquired operations.

S, G & A EXPENSES -- Selling, general and administrative expenses for the three months ended September 30, 1998 increased by $5.6 million to $13.1 million from $7.5 million for the three months ended September 30, 1997. The increase was due to increased support for worldwide engineering and marketing efforts and the acquisition of Trident partially offset by consolidation savings realized at GT Automotive. As a percentage of revenues, selling, general and administrative expenses were 7% for both three month periods ended September 30, 1998 and 1997.

AMORTIZATION EXPENSE -- Amortization expense increased from $1.0 million for the three months ended September 30, 1997 to $3.1 million for the three months ended September 30, 1998. The increase is the result of goodwill amortization resulting from the acquisitions of GT Automotive, REOM, Universal, Trident and Hinge.

INTEREST EXPENSE -- Interest expense for the three months ended September 30, 1998 was $5.4 million compared to $2.3 for the three months ended September 30, 1997. The increase was due principally to borrowings incurred related to the acquisitions of GT Automotive, Trident and Hinge.

INCOME TAXES -- The effective income tax rate was 43% for the three months ended September 30, 1998 and 1997. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

MINORITY INTEREST -- Minority interest for the three months ended September 30, 1998 represents dividends, net of income tax benefits, on the Preferred Securities which were issued March 20, 1998.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES -- Revenues for the nine months ended September 30, 1998 increased by $173.8 million, or 54%, to $498.4 million from $324.6 million for the nine months ended September 30, 1997. The increase in revenues relates primarily to the acquisitions of GT Automotive, Universal, Trident and Hinge. These increases were partially offset by the effects of a strike at GM. The Company estimates the strike at GM decreased revenues by approximately $16.7 million for the nine months ended September 30, 1998.

COST OF SALES -- Cost of sales for the nine months ended September 30, 1998 increased by $139.9 million, or 51%, to $413.2 million from $273.3 million for the nine months ended September 30, 1997. Cost of sales as a percentage of revenues for the nine months ended September 30, 1998 was 83% compared to 84% for the nine months ended September 30, 1997. The improvement in gross margins is primarily the result of lower costs of purchased materials and higher margins from efficiency improvements in acquired operations.

S, G & A EXPENSES -- Selling, general and administrative expenses increased by $11.0 million, or 48%, to $34.0 million for the nine months ended September 30, 1998 from $23.0 million for the nine months ended September 30, 1997. The increase is due primarily to incremental costs from the acquisition of GT Automotive and Trident. As a percentage of revenues, selling, general and administrative expenses were 7% for both nine month periods September 30, 1998 and 1997.

AMORTIZATION EXPENSE -- Amortization expense increased from $2.8 million for the nine months ended September 30, 1997 to $6.7 million for the nine month period ended September 30, 1998. The increase is the result of goodwill amortization arising from the acquisition of GT Automotive, REOM, Universal, Trident and Hinge.

INTEREST EXPENSE -- Interest expense for the nine months ended September 30, 1998 was $14.2 million compared to $6.2 million for the nine months ended September 30, 1997. The increase was due principally to borrowings incurred related to the acquisitions of GT Automotive, Universal, Trident and Hinge.

INCOME TAXES -- The effective income tax rate was 42% for the nine months ended September 30, 1998 and 1997. The effective rates differed from the statutory rates primarily as a result of higher foreign tax rates, state taxes and non-deductible goodwill amortization.

MINORITY INTEREST -- Minority interest for the nine months ended September 30, 1998 represents dividends, net of income tax benefits, on the Preferred Securities which were issued on March 20, 1998.

EXTRAORDINARY ITEM -- The extraordinary loss for the nine months ended September 30, 1998 represents the write-off, net of income taxes, of deferred financing costs related to the Company's former credit facility and outstanding indebtedness at Trident on the date of its acquisition.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998 the Company's bank credit agreement consisted of a $355.0 million secured credit facility. The facility provides for revolving credit facilities of $225.0 million, term loans of $100.0 million and an acquisition facility of $30.0 million. The facilities have terms of five years and bear interest at the lender's reference rate or Eurocurrency rate. The credit facilities contain various restrictive covenants which limit additional indebtedness, investments, rental obligations and cash dividends. The credit facilities also require the Company to maintain certain financial ratios including minimum liquidity and interest coverage. Borrowings are collateralized by the assets of the Company.

In January 1997, the Company acquired all of the outstanding common stock of VOFA for approximately $38.0 million in cash and assumed indebtedness, plus contingent payments. VOFA designs and manufactures shifter cables and other light duty cables for the European automotive and industrial markets from facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona Spain

In May 1997, the Company acquired the automotive parking brake business from Excel Industries, Inc. for approximately $2.9 million. The acquisition increased the Company's penetration of the parking brake market and expanded the Company's relationship with Chrysler.

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

In August 1998, the Company acquired the hinge business of Tower Automotive, Inc. for approximately $37.0 million. Hinge, which has annual revenues of approximately $50.0 million manufactures automotive hood and deck lid hinges.

On March 20, 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $55.3 million of its 7 1/2% Convertible Trust Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $52.6 million. The Preferred Securities are redeemable, in whole or part, on or after March 31, 2001 and all Preferred Securities must be redeemed no later than March 31, 2028. The Preferred Securities are convertible, at the option of the holder into Class A common stock of the Company at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42 7/8 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Dividends on the Preferred Securities, net of the related income tax benefit, are reflected as minority interest in the condensed consolidated statement of operations.

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

During the nine months ended September 30, 1998, the Company used cash in operations of $10.5 million, compared to $3.9 million in 1997. Cash generated from operations before changes in working capital items was $35.7 million for the nine months ended September 30, 1998 compared to $20.5 million for the nine months ended September 30, 1997. Increases in working capital used cash of $46.3 million in 1998 compared to $24.4 million in 1997.
 The increases in working capital is primarily the result of the timing of cash receipts and cash payments.

Net cash used in investing activities was $207.4 million for the nine months ended September 30, 1998 as compared to $70.4 million in 1997. Net capital expenditures totaled $16.4 million for the nine months ended September 30, 1998 primarily for equipment and dedicated tooling purchases related to new or replacement programs with an additional $190.8 million used for the acquisitions of Universal, Trident and Hinge. This compares with net capital expenditures of $6.2 million in 1997 and $64.3 million spent on the acquisitions of VOFA, GT Automotive and REOM.

Net cash provided by financing activities totaled $225.4 million for the nine months ended September 30, 1998 compared with $78.3 million in 1997. Approximately $65.0 million of cash was provided through net borrowings. In addition, the Company received $52.5 million of net proceeds from the issuance of the Preferred Securities in March 1998 and $107.4 million of net proceeds from the issuance of common stock in June and July 1998.

At September 30, 1998, the Company had unused borrowing capacity of $114.6 million, under its most restrictive debt covenant. The Company believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. The Company estimates its 1999 capital expenditures will approximate $32.0 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

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

YEAR 2000

The Company is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by the Company's computerized information systems. Any of the Company's programs that have time-sensitive software may recognize the year "00" as 1900 rather than the year 2000. This could result in miscalculations, classification errors or system failures.

While the Company's various operations are at different stages of Year 2000 readiness, the Company has nearly completed its global compliance review. Based on the information available to date, the Company does not anticipate any significant readiness problems with respect to its systems.

Most of the Company's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating and factory floor systems) and are working on remediation, as appropriate, for these systems. Those facilities that have not yet completed this assessment process are expected to be finished by the end of 1998. The remediation may include repair, replacement, or upgrading, of specific systems and components, with priorities based on a business risk assessment. The Company expects that remediation activities for its internal systems will be completed during the second quarter of 1999, and contingency plans, as needed, before the end of the year.

The most reasonable likely worst case scenario that the Company currently anticipates with respect to Year 2000 is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause a temporary interruption of materials or services that the Company needs to make its products, which could result in delayed shipments to customers and lost sales and profits for the Company. As the critical supplier assessments are completed, the Company will develop contingency plans, as necessary, to address the risks which are identified. Although such plans have not been developed yet, they might include resourcing materials or building inventory banks.

The Company has spent approximately $1.5 million on Year 2000 activities to date and anticipates that it will incur additional future costs not to exceed $5.0 million in total in addressing Year 2000 issues.

The outcome of the Company's Year 2000 program is subject to a number of risks and uncertainties, some of which (such as the availability of qualified computer personnel and the Year 2000 responses of third parties) are beyond its control. Therefore, there can be no assurances that the Company will not incur material remediation costs beyond the above anticipated future costs, or that the Company's business, financial condition, or results of operations will not be significantly impacted if Year 2000 problems with its systems, or with the products or systems of other parties with whom it does business, are not resolved in a timely manner.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") has released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

The FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," effective for fiscal years beginning after December 31, 1997. SFAS No. 132 revises certain of the disclosure requirements, but does not change the measurement or recognition of those plans. The adoption of SFAS No. 132 will result in revised and additional disclosures, but will have no effect on the financial position, results of operations, or liquidity of the Company.

In September 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of the Company, such as risks relating to: (i) the degree to which the Company is leveraged;
(ii) the Company's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) the Company's ability to continue to implement its acquisition strategy; and (vii) the highly competitive nature of the automotive supply industry. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such cautionary statements.

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

          None

Item 5.   Other Information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

          (a)  Exhibits:

               27.1 Financial Data Schedule

          (b)  Reports on Form 8-K:

               On August 26, 1998 the Company filed a Form 8-K/A which amended its Form 8-K filed May 14, 1998 relating to the April 30, 1998 acquisition of Trident Automotive plc.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DURA AUTOMOTIVE SYSTEMS, INC.


Date:  November 13, 1998      By /s/ Stephen E.K. Graham
                                 ---------------------------------------
                                 Stephen E.K. Graham
                                 Vice President, Chief Financial Officer
                                 (principal accounting and financial
                                 officer)