Form 10-Q/A
period 1998-06-30
DURA AUTOMOTIVE SYSTEMS INC
filed 1999-03-03
CIK 1016177

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

                                     PART I

ITEM 1 OF PART I SET FORTH IN THE COMPANY'S REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 1998 PREVIOUSLY FILED ON AUGUST 14, 1998 IS HEREBY AMENDED AND RESTATED IN ITS ENTIRETY TO READ AS FOLLOWS:

ITEM 1 - FINANCIAL INFORMATION

                          DURA AUTOMOTIVE SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                            Three Months Ended June 30,
                                                          -----------------------------
                                                              1998              1997
                                                          ---------           ---------
Revenues                                                  $ 187,433           $ 115,350

Cost of sales                                               155,414              96,111
                                                          ---------           ---------

        Gross profit                                         32,019              19,239

Selling, general and administrative expenses                 11,723               7,579

Amortization expense                                          2,345                 891
                                                          ---------           ---------

        Operating income                                     17,951              10,769

Interest expense, net                                         5,870               1,957
                                                          ---------           ---------

        Income before provision for income taxes
           and minority interest                             12,081               8,812

Provision for income taxes                                    4,914               3,712

Minority interest                                               622                   -
                                                          ---------           ---------

        Income before extraordinary item                      6,545               5,100

Extraordinary item - loss on early
   extinguishment of debt, net                                  643                   -
                                                          ---------           ---------

        Net income                                        $   5,902           $   5,100
                                                          ---------           ---------
                                                          ---------           ---------


Basic earnings per share:
        Income before extraordinary item                  $    0.70           $    0.58
        Extraordinary item                                    (0.07)                  -
                                                          ---------           ---------

           Net income                                     $    0.63           $    0.58
                                                          ---------           ---------
                                                          ---------           ---------

Diluted earnings per share:
        Income before extraordinary item                  $    0.67           $    0.58
        Extraordinary item                                    (0.06)                  -
                                                          ---------           ---------

           Net income                                     $    0.61           $    0.58
                                                          ---------           ---------
                                                          ---------           ---------

         The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                             Six Months Ended June 30,
                                                          -----------------------------
                                                              1998              1997
                                                          ---------           ---------
Revenues                                                  $ 313,179           $ 222,717

Cost of sales                                               259,885             186,896
                                                          ---------           ---------

        Gross profit                                         53,294              35,821

Selling, general and administrative expenses                 20,883              15,475

Amortization expense                                          3,596               1,774
                                                          ---------           ---------

        Operating income                                     28,815              18,572

Interest expense, net                                         8,808               3,853
                                                          ---------           ---------

        Income before provision for income taxes
           and minority interest                             20,007              14,719

Provision for income taxes                                    8,188               6,075

Minority interest                                               698                   -
                                                          ---------           ---------

        Income before extraordinary item                     11,121               8,644

Extraordinary item - loss on early
   extinguishment of debt, net                                  643                   -
                                                          ---------           ---------

        Net income                                        $  10,478           $   8,644
                                                          ---------           ---------
                                                          ---------           ---------

Basic earnings per share:
        Income before extraordinary item                  $    1.23           $    0.98
        Extraordinary item                                    (0.07)                  -
                                                          ---------           ---------

           Net income                                     $    1.16           $    0.98
                                                          ---------           ---------
                                                          ---------           ---------

Diluted earnings per share:
        Income before extraordinary item                  $    1.20           $    0.98
        Extraordinary item                                    (0.07)                  -
                                                          ---------           ---------

           Net income                                     $    1.13           $    0.98
                                                          ---------           ---------
                                                          ---------           ---------


         The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                         June 30,            December 31,
                            Assets                                        1998                  1997
----------------------------------------------------------------      ------------           ------------
                                                                      (unaudited)
Current assets:
       Cash and cash equivalents                                       $  14,289           $   4,148
       Accounts receivable                                               147,642              79,032
       Inventories                                                        43,869              30,301
       Other current assets                                               32,876              24,800
                                                                       ---------           ---------
             Total current assets                                        238,676             138,281

Property, plant and equipment, net                                       162,378             101,538

Goodwill, net                                                            381,364             160,063

Deferred income taxes and other assets, net                               48,435              19,382
                                                                       ---------           ---------
                                                                       $ 830,853           $ 419,264
                                                                       ---------           ---------
                                                                       ---------           ---------

            Liabilities and Stockholders' Investment
----------------------------------------------------------------

Current liabilities:
       Current maturities of long-term debt                            $   4,816           $   2,241
       Accounts payable                                                   85,129              49,153
       Accrued liabilities                                                84,135              36,583
                                                                       ---------           ---------
             Total current liabilities                                   174,080              87,977

Long-term debt, net of current maturities                                282,382             178,081
Other noncurrent liabilities                                             112,525              51,498
                                                                       ---------           ---------

Mandatorily redeemable convertible trust preferred securities             55,250                   -

Stockholders' investment:
       Preferred stock                                                         -                   -
       Common stock - Class A                                                 86                  42
       Common stock - Class B                                                 33                  46
       Additional paid-in capital                                        158,621              63,402
       Retained earnings                                                  51,506              41,028
       Cumulative translation adjustment                                  (3,630)             (2,810)
                                                                       ---------           ---------
             Total stockholders' investment                              206,616             101,708
                                                                       ---------           ---------
                                                                       $ 830,853           $ 419,264
                                                                       ---------           ---------
                                                                       ---------           ---------

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                          Six Months Ended June 30,
                                                                       -----------------------------
                                                                         1998                 1997
                                                                       ---------           ---------
OPERATING ACTIVITIES:
      Net income                                                       $  10,478           $   8,644
      Adjustments to reconcile net income to
        net cash provided by (used in) operating activities -
         Depreciation and amortization                                    11,135               6,826
         Extraordinary loss on extinguishment of debt                        643                   -
         Changes in other operating items                                (22,636)             (9,505)
                                                                       ---------           ---------

      Net cash provided by (used in) operating activities                   (380)              5,965
                                                                       ---------           ---------

INVESTING ACTIVITIES:
      Acquisitions, net of cash acquired                                (157,839)            (21,181)
      Capital expenditures, net                                          (10,061)             (5,227)
      Other, net                                                            (221)                  -
                                                                       ---------           ---------

         Net cash used in investing activities                          (168,121)            (26,408)
                                                                       ---------           ---------
                                                                       ---------           ---------

FINANCING ACTIVITIES:
      Proceeds from borrowings                                           185,803             138,225
      Repayment of debt                                                 (153,844)           (108,675)
      Proceeds from issuance of common stock
        and exercise of stock options                                     95,006                   -
      Proceeds from issuance of preferred securities                      52,525                   -
      Other, net                                                             244                 220
                                                                       ---------           ---------

         Net cash provided by financing activities                       179,734              29,770
                                                                       ---------           ---------

EFFECT OF EXCHANGE RATES ON CASH                                          (1,092)               (215)
                                                                       ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 10,141               9,112

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                  4,148               1,667
                                                                       ---------           ---------

      End of period                                                    $  14,289           $  10,779
                                                                       ---------           ---------
                                                                       ---------           ---------

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

2. Inventories consisted of the following (in thousands):

                              Jun. 30, 1998    Dec. 31, 1997
                              -------------    -------------
           Raw materials      $      21,467    $      15,562
           Work-in-process           14,414            9,126
           Finished goods             7,988            5,613
                              -------------    -------------
                              $      43,869    $      30,301
                              -------------    -------------
                              -------------    -------------

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

                                                                    Three Months                       Six Months
                                                                    Ended June 30,                   Ended June 30,
                                                               1998             1997             1998             1997
                                                             -------          -------          -------          -------
     Net income                                              $ 5,902          $ 5,100          $10,478          $ 8,644
     Dividends on mandatorily redeemable
       convertible preferred securities, net of tax              622                -              698                -
                                                             -------          -------          -------          -------

     Net income applicable to common
       stockholders - diluted                                $ 6,524          $ 5,100          $11,176          $ 8,644
                                                             -------          -------          -------          -------
                                                             -------          -------          -------          -------

     Weighted average number of Class A
       common shares outstanding                               4,859            3,842            4,516            3,828
     Weighted average number of Class B
       common shares outstanding                               4,452            4,963            4,553            4,975
     Dilutive effect of outstanding stock options
       after application of the treasury stock
       method                                                    114               58               92               57
     Dilutive effect of mandatorily redeemable
       convertible preferred securities, assuming
       conversion                                              1,289                -              723                -
                                                             -------          -------          -------          -------
     Diluted shares outstanding                               10,714            8,863            9,884            8,860
                                                             -------          -------          -------          -------
                                                             -------          -------          -------          -------

     Basic earnings per share                                $  0.63          $  0.58          $  1.16          $  0.98
                                                             -------          -------          -------          -------
                                                             -------          -------          -------          -------

     Diluted earnings per share                              $  0.61          $  0.58          $  1.13          $  0.98
                                                             -------          -------          -------          -------
                                                             -------          -------          -------          -------

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

                                               Six Months Ended June 30,
                                               --------------------------
                                                 1998              1997
                                               --------          --------
           Revenues                            $425,570          $435,127
                                               --------          --------
                                               --------          --------

           Operating income                    $ 31,446          $ 35,218
                                               --------          --------
                                               --------          --------

           Net income                          $ 11,585          $ 14,952
                                               --------          --------
                                               --------          --------

           Basic earnings per share            $   0.92          $   1.22
                                               --------          --------
                                               --------          --------

           Diluted earnings per share          $   0.92          $   1.19
                                               --------          --------
                                               --------          --------

6.   Long-term debt consisted of the following (in thousands):

                                                            June 30,          December 31,
                                                             1998                 1997
                                                          ---------           ---------
           Bank Credit Agreement:
             Term loans                                   $  96,384           $       -
             Revolving credit facilities                    106,182                   -
           Trident 10% senior subordinated notes             75,000                   -
           Old Bank Credit Agreement                              -             165,158
           Other                                              9,632              15,164
                                                          ---------           ---------
                                                            287,198             180,322
           Less-current maturities                           (4,816)             (2,241)
                                                          ---------           ---------
           Total long-term debt                           $ 282,382           $ 178,081
                                                          ---------           ---------
                                                          ---------           ---------

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

     In connection with the termination of the Company's former credit facility, the Company wrote-off deferred financing costs of approximately $643,000, net of income taxes. This charge is reflected as an extraordinary item in the accompanying statement of operations.

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

     The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing of adoption.

10.  Supplemental cash flow information (in thousands):

                                       Three Months Ended               Six Months Ended
                                            June 30,                        June 30,
                                    ----------------------          ----------------------
                                     1998            1997            1998            1997
                                    ------          ------          ------          ------
           Cash paid for -
             Interest               $6,393          $2,248          $9,452          $3,521
             Income taxes            4,996           2,019           7,406           2,294

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DURA AUTOMOTIVE SYSTEMS, INC.


Date:  March 3, 1999              By /s/ Stephen E.K. Graham
                                     ------------------------------------------
                                       Stephen E.K. Graham
                                       Vice President, Chief Financial Officer
                                       (principal accounting and financial
                                       officer)