Form 10-Q/A
period 1998-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 1999-03-03
CIK 1016177

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

                                     PART I

ITEM 1 OF PART I SET FORTH IN THE COMPANY'S REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1998 PREVIOUSLY FILED ON NOVEMBER 13, 1998 IS HEREBY AMENDED AND RESTATED IN ITS ENTIRETY TO READ AS FOLLOWS:

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                       Three Months Ended September 30,
                                                       ---------------------------------
                                                            1998              1997
                                                          --------          --------
Revenues                                                  $185,204          $101,862

Cost of sales                                              153,345            86,413
                                                          --------          --------

        Gross profit                                        31,859            15,449

Selling, general and administrative expenses                13,103             7,497

Amortization expense                                         3,128             1,032
                                                          --------          --------

        Operating income                                    15,628             6,920

Interest expense, net                                        5,377             2,299
                                                          --------          --------

        Income before provision for income taxes
           and minority interest                            10,251             4,621

Provision for income taxes                                   4,403             1,964

Minority interest - dividends on trust
  preferred securities, net                                    599                 -
                                                          --------          --------

        Net income                                        $  5,249          $  2,657
                                                          --------          --------
                                                          --------          --------

Basic earnings per share                                  $   0.43          $   0.30
                                                          --------          --------
                                                          --------          --------

Diluted earnings per share                                $   0.43          $   0.30
                                                          --------          --------
                                                          --------          --------


         The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                          Nine Months Ended September 30,
                                                          -------------------------------
                                                             1998                1997
                                                          ---------           ---------
Revenues                                                  $ 498,383           $ 324,579

Cost of sales                                               413,230             273,309
                                                          ---------           ---------

        Gross profit                                         85,153              51,270

Selling, general and administrative expenses                 33,986              22,972

Amortization expense                                          6,724               2,806
                                                          ---------           ---------

        Operating income                                     44,443              25,492

Interest expense, net                                        14,185               6,152
                                                          ---------           ---------

        Income before provision for income taxes
           and minority interest                             30,258              19,340

Provision for income taxes                                   12,591               8,039

Minority interest - dividends on trust                                                -
  preferred securities, net                                   1,297
                                                          ---------           ---------

        Income before extraordinary item                     16,370              11,301

Extraordinary item - loss on early
   extinguishment of debt, net                                  643                   -
                                                          ---------           ---------

        Net income                                        $  15,727           $  11,301
                                                          ---------           ---------
                                                          ---------           ---------

Basic earnings per share:
        Income before extraordinary item                  $    1.61           $    1.28
        Extraordinary item                                    (0.06)                  -
                                                          ---------           ---------

           Net income                                     $    1.55           $    1.28
                                                          ---------           ---------
                                                          ---------           ---------

Diluted earnings per share:
        Income before extraordinary item                  $    1.58           $    1.27
        Extraordinary item                                    (0.05)                  -
                                                          ---------           ---------

           Net income                                     $    1.53           $    1.27
                                                          ---------           ---------
                                                          ---------           ---------


         The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                      September 30,        December 31,
                           Assets                                          1998               1997
----------------------------------------------------------------      -------------        ------------
                                                                      (unaudited)
Current assets:
       Cash and cash equivalents                                       $  13,014          $   4,148
       Accounts receivable, net                                          163,270             79,032
       Inventories                                                        54,083             30,301
       Other current assets                                               43,401             24,800
                                                                       ---------          ---------
             Total current assets                                        273,768            138,281

Property, plant and equipment, net                                       180,776            101,538

Goodwill and other assets, net                                           401,267            160,063

Other assets, net                                                         49,026             19,382
                                                                       ---------          ---------
                                                                       $ 904,837          $ 419,264
                                                                       ---------          ---------
                                                                       ---------          ---------

            Liabilities and Stockholders' Investment
----------------------------------------------------------------

Current liabilities:
       Current maturities of long-term debt                            $   7,906          $   2,241
       Accounts payable                                                   93,059             49,153
       Accrued liabilities                                               106,351             36,583
                                                                       ---------          ---------
             Total current liabilities                                   207,316             87,977

Long-term debt, net of current maturities                                238,771            178,081
Senior subordinated notes                                                 75,000                  -
Other noncurrent liabilities                                              99,221             51,498
                                                                       ---------          ---------
             Total current liabilities                                   412,992            229,579
                                                                       ---------          ---------

Mandatorily redeemable convertible trust preferred securities             55,250                  -

Stockholders' investment:
       Preferred stock                                                         -                  -
       Common stock - Class A                                                 90                 42
       Common stock - Class B                                                 33                 46
       Additional paid-in capital                                        171,252             63,402
       Retained earnings                                                  56,755             41,028
       Cumulative translation adjustment                                   1,149             (2,810)
                                                                       ---------          ---------
             Total stockholders' investment                              229,279            101,708
                                                                       ---------          ---------
                                                                       $ 904,837          $ 419,264
                                                                       ---------          ---------
                                                                       ---------          ---------

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                          1998                1997
                                                                       ---------           ---------
OPERATING ACTIVITIES:
      Net income                                                       $  15,727           $  11,301
      Adjustments to reconcile net income to
        net cash provided by (used in) operating activities -
         Depreciation and amortization                                    19,357               9,170
         Extraordinary loss on extinguishment of debt                        643                   -
         Changes in other operating items                                (46,261)            (24,379)
                                                                       ---------           ---------
      Net cash used in operating activities                              (10,534)             (3,908)
                                                                       ---------           ---------

INVESTING ACTIVITIES:
      Acquisitions, net of cash acquired                                (190,779)            (64,273)
      Capital expenditures, net                                          (16,426)             (6,157)
      Other, net                                                            (167)                  -
                                                                       ---------           ---------
         Net cash used in investing activities                          (207,372)            (70,430)
                                                                       ---------           ---------

FINANCING ACTIVITIES:
      Proceeds from borrowing                                            242,188             234,770
      Repayments of debt                                                (177,161)           (156,831)
      Proceeds from issuance of common stock
        and exercise of stock options                                    107,441                   -
      Proceeds from issuance of preferred securities                      52,525                   -
      Other, net                                                             444                 343
                                                                       ---------           ---------
         Net cash provided by financing activities                       225,437              78,282
                                                                       ---------           ---------

EFFECT OF EXCHANGE RATES ON CASH                                           1,335                (191)
                                                                       ---------           ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  8,866               3,753

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                  4,148               1,667
                                                                       ---------           ---------
      End of period                                                    $  13,014           $   5,420
                                                                       ---------           ---------
                                                                       ---------           ---------

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

2.   Inventories consisted of the following (in thousands):

                                        Sept. 30, 1998         Dec. 31, 1997
                                        --------------         -------------
           Raw materials                $       21,844         $      15,562
           Work-in-process                      17,213                 9,126
           Finished goods                       15,026                 5,613
                                        --------------         -------------
           Total inventories            $       54,083         $      30,301
                                        --------------         -------------
                                        --------------         -------------

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

                                                                  Three Months                     Nine Months
                                                                 Ended Sept. 30,                 Ended Sept. 30,
                                                            1998             1997             1998             1997
                                                           -------          -------          -------          -------
     Net income                                            $ 5,249          $ 2,657          $15,727          $11,301
     Dividends on mandatorily redeemable
       convertible preferred securities, net of tax            599                -            1,297                -
                                                           -------          -------          -------          -------

     Net income applicable to common
       stockholders - diluted                              $ 5,848          $ 2,657          $17,024          $11,301
                                                           -------          -------          -------          -------
                                                           -------          -------          -------          -------

     Weighted average number of Class A
       common shares outstanding                             9,000            3,869            6,011            3,842
     Weighted average number of Class B
       common shares outstanding                             3,342            4,940            4,149            4,963
     Dilutive effect of outstanding stock options
       after application of the treasury stock
       method                                                   76               65               86               59
     Dilutive effect of mandatorily redeemable
       convertible preferred securities, assuming
       conversion                                            1,289                -              912                -
                                                           -------          -------          -------          -------
     Diluted shares outstanding                             13,707            8,874           11,158            8,864
                                                           -------          -------          -------          -------
                                                           -------          -------          -------          -------

     Basic earnings per share                              $  0.43          $  0.30          $  1.55          $  1.28
                                                           -------          -------          -------          -------
                                                           -------          -------          -------          -------

     Diluted earnings per share                            $  0.43          $  0.30          $  1.53          $  1.27
                                                           -------          -------          -------          -------
                                                           -------          -------          -------          -------

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


                                                  Nine Months Ended September 30,
                                               ------------------------------------
                                                     1998                   1997
                                               --------------         -------------
           Revenues                            $      645,765         $     659,015
                                               --------------         -------------
                                               --------------         -------------

           Operating income                    $       49,102         $      48,108
                                               --------------         -------------
                                               --------------         -------------

           Net income                          $       17,390         $      18,396
                                               --------------         -------------
                                               --------------         -------------

           Basic earnings per share            $         1.41         $        1.50
                                               --------------         -------------
                                               --------------         -------------

           Diluted earnings per share          $         1.41         $        1.48
                                               --------------         -------------
                                               --------------         -------------

6.   Long-term debt consisted of the following (in thousands):

                                                    September 30,       December 31,
                                                       1998                1997
                                                   -------------       ------------
           Bank Credit Agreement:
             Term loans                             $  96,577           $       -
             Revolving credit facilities              140,449                   -
           Trident 10% senior subordinated             75,000                   -
           Old Bank Credit Agreement                        -             165,158
           Other                                        9,651              15,164
                                                    ---------           --------
                                                      321,677             180,322
           Less-current maturities                     (7,906)             (2,241)
                                                    ---------           --------
           Total long-term debt                     $ 313,771           $ 178,081
                                                    ---------           --------
                                                    ---------           --------

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

9.   Supplemental cash flow information (in thousands):

                                        Three Months Ended                Nine Months Ended
                                           September 30,                    September 30,
                                    ------------------------          ------------------------
                                      1998             1997            1998             1997
                                    -------          -------          -------          -------
           Cash paid for -
             Interest               $ 6,407          $ 2,031          $15,859          $ 5,552
             Income taxes             2,398            1,680            9,804            3,974

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DURA AUTOMOTIVE SYSTEMS, INC.


Date:  March 3, 1999               By /s/ Stephen E.K. Graham
                                      -----------------------------------------
                                        Stephen E.K. Graham
                                        Vice President, Chief Financial Officer
                                        (principal accounting and financial
                                        officer)