Form 10-K405
period 1998-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 1999-03-30
CIK 1016177

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                     Form 10-K

              -------------------------------------------------------

                   Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

        For the fiscal year ended:               Commission file number:
            DECEMBER 31, 1998                            0-21139

              -------------------------------------------------------

                           DURA AUTOMOTIVE SYSTEMS, INC.
               (Exact name of Registrant as specified in its charter)

            DELAWARE                                38-3185711
     (State of Incorporation)         (I.R.S. Employer Identification No.)

                4508 IDS CENTER
            MINNEAPOLIS, MINNESOTA                       55402
            (Address of Principal                      (Zip Code)
             Executive Offices)

         Registrant's telephone number, including area code: (612) 342-2311

              -------------------------------------------------------

         Securities registered pursuant to Section 12(b) of the Act:  None
            Securities registered pursuant to Section 12(g) of the Act:
                   Class A Common Stock, par value $.01 per share

              -------------------------------------------------------

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

     As of March 26, 1999, 9,063,588 shares of Class A Common Stock of the Registrant were outstanding and the aggregate market value of the Class A Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding shares owned beneficially by affiliates, was approximately $227,819,000. In addition, 3,325,303 shares of Class B Common Stock of the Registrant were outstanding at March 26, 1999.

Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 20, 1999 (the "1999 Proxy Statement").

              -------------------------------------------------------

                           DURA AUTOMOTIVE SYSTEMS, INC.
                             ANNUAL REPORT ON FORM 10-K

                                 TABLE OF CONTENTS

PART I

         Item 1.    Business
         Item 2.    Properties
         Item 3.    Legal Proceedings
         Item 4.    Submission of Matters to a Vote of Security Holders

PART II

         Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
         Item 6.    Selected Financial Data
         Item 7.    Management's Discussion and Analysis of Results of Operations and
                    Financial Condition
         Item 7A.   Quantitative and Qualitative Disclosure about Market Risk
         Item 8.    Financial Statements and Supplementary Data
         Item 9.    Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure

PART III

         Item 10.   Directors and Executive Officers of the Registrant
         Item 11.   Executive Compensation
         Item 12.   Security Ownership of Certain Beneficial Owners and Management
         Item 13.   Certain Relationships and Related Transactions

PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                    PART I

ITEM 1.   BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS

     BACKGROUND OF COMPANY

     Dura Automotive Systems, Inc. and its subsidiaries (collectively referred to as "Dura" or the "Company") is a leading designer and manufacturer of driver control systems, cable-related systems and engineered mechanical components for the global automotive industry. Dura's products include parking brake systems, automotive cables, transmission shifter systems, latches, hinges, underbody tire carriers, jacks, brake, clutch and accelerator pedals and other mechanical assemblies. Dura sells its products to the major North American, Japanese and European automotive original equipment manufacturers ("OEMs"). Dura has manufacturing and product development facilities located in the United States, Australia, Brazil, Canada, France, Germany, Mexico, Spain and the United Kingdom and has strategic alliances in India and Japan.

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

     In response to these trends, Dura has pursued a disciplined strategy whereby it has acquired a number of automotive suppliers that provide additional product, manufacturing and technical capabilities, broaden its geographic coverage and strengthen its ability to supply products on a global basis, increase the number of models for which Dura supplies products and increase the content level on existing models, and add new customers. Since its formation in 1990, Dura has completed 10 such acquisitions and and has entered into two joint ventures. As a full-service supplier with strong OEM relationships, Dura expects to continue to benefit from the supply base consolidation trends.

     During 1998, Dura completed a series of strategic acquisitions, as follows:

     - In March 1998, Dura acquired Universal Tool & Stamping Co., Inc. ("Universal"), a manufacturer of jacks for the North American automotive industry. The acquisition provided Dura with a market presence for jacks in North America and added Honda as a significant new customer.

     - In April 1998, Dura acquired all of the outstanding equity interests of Trident Automotive plc ("Trident"). The acquisition of Trident increased Dura's automotive cable design and manufacturing capabilities in North America and Europe and added new products such as door handles and lighting components. Dura subsequently concluded that the door handle business did not meet the Company's objectives for continued investment and, as such, did not represent a continuing core product line to Dura. As a result, in January 1999, Dura sold the door handles business for $15 million in total consideration.

     - In August 1998, Dura acquired the hinge business ("the Hinge Business") of Tower Automotive, Inc. This acquisition provided Dura with the technology and manufacturing capabilities to produce automotive hood and deck lid hinges.

     As a result of these strategic acquisition efforts, Dura believes that it is the leading North American supplier of parking brake mechanisms, transmission shifter mechanisms and automotive cables. In addition, Dura believes that it is a leading supplier of automotive cables in Europe. Dura is now one of the few suppliers to offer integrated parking brake, shifter and latch systems world wide. These systems, which consist of mechanisms and cables, require significant design and engineering expertise because they are critical to the vehicle's reliability, performance and safety. Dura believes that its customers value its ability to design, manufacture and assemble complete systems.

     Dura's revenues have increased from $129.3 million in 1993 to $739.5 million in 1998, representing a compound annual growth rate of approximately 42%. Over this same period, Dura's operating income margin has improved from 2.8% of revenues to 9.6% of revenues. This growth is the result of the Company's acquisition strategy, internal growth and disciplined manufacturing efficiency and productivity initiatives related to both existing and acquired operations.

     Approximately 77% of Dura's 1998 revenues were generated from sales to North American OEMs with its major customers being Ford, GM, DaimlerChrysler, Toyota, Honda and Nissan. Dura manufactures products for many of the most popular car, light truck and sport utility models, including all ten of the top ten selling vehicles in North America for 1998: the Ford Taurus, Explorer, Ranger and F-Series pickup, the GM C/K pickup, the Dodge Caravan and Ram pickup; the Honda Accord and Civic, and the Toyota Camry. As a result of recent acquisitions, approximately 23% of Dura's 1998 revenues were generated from sales to European OEMs including Volkswagen, Mercedes, PSA (Peugeot and Citroen), BMW and Renault. Dura is generally the sole supplier of the parts it sells to OEMs and will ordinarily continue to supply parts for a particular model for the life of the model, which usually ranges from three to seven years.

     RECENT DEVELOPMENTS

     On March 23, 1999, Dura acquired Excel Industries, Inc. ("Excel"), a designer and manufacturer of window, door and seating systems for the North American and European automotive and heavy-truck markets. In addition, Excel designs and manufactures appliances and other components for sale to the North American recreational vehicle market. Excel had revenues of $1.1 billion during 1998 and operating income of $31.5 million. Excel's principle customers include Ford, DaimlerChrysler, GM, Volkswagen, Fleetwood, Winnebago and Navistar.

     The acquisition of Excel expands Dura's product offerings through the addition of window and door systems, increases penetration with important customers such as DaimlerChrysler and Volkswagen and provides opportunities for increased operational efficiencies through the consolidation of design, engineering and administrative activities and through the application of technological capabilities throughout the combined operation.

     On March 15, 1999, Dura acquired Adwest Automotive plc ("Adwest"), a designer and manufacturer of driver control mechanisms and engine control products for the European automotive market. Adwest's revenues for its fiscal year ended June 30, 1998 were $400 million and operating income was $30 million. Adwest's principle customers include Volkswagen, BMW, PSA, Ford, and Renault.

     Through its addition of driver control mechanism design and manufacturing capabilities, the acquisition of Adwest enables Dura to supply complete driver control systems (including the mechanism and related cable) to the European automotive market. In addition, this acquisition strenghtens Dura's relationship with a broad range of Europe's largest OEMs, including Volkswagen and BMW. The physical proximity of Dura's European facilities to those of Adwest will also provide opportunities to achieve operational synergies through the consolidation of design, engineering and administrative activities and through the reorganization of the combined company's manufacturing activities.

     On a pro forma basis, after giving effect to the acquisitions of Universal, Trident, the Hinge Business, Excel and Adwest, total 1998 revenues were in excess of $2.5 billion and operating income was approximately $249 million.

     INDUSTRY TRENDS

     Dura's performance and growth is directly related to certain trends within the automotive market, including the consolidation of the component supply industry, the growth of system sourcing and the increase in global sourcing.

     SUPPLIER CONSOLIDATION. During the 1990s, OEMs have continued to reduce their supplier base in certain product segments, including mechanical assemblies, awarding sole-source contracts to full-service suppliers. As a result, OEMs currently work with a smaller number of full-service suppliers each of which supplies a greater proportion of the total vehicle. These requirements can best be met by suppliers with sufficient size, geographic scope and financial resources to meet such demands. For full-service suppliers such as Dura, this new environment provides an opportunity to grow by obtaining business previously provided by other non full-service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, quality and condition of facilities and overall management. Suppliers that obtain superior ratings are considered for sourcing new business; those that do not generally continue their existing contracts, but normally do not receive additional business. Although these supplier policies have already resulted in significant consolidation of component suppliers in certain segments, Dura believes that opportunities exist for further consolidation within Dura's segment. This is particularly true in Europe, which has many suppliers in this segment, many with relatively small market shares.

     SYSTEM SOURCING. OEMs increasingly seek suppliers capable of manufacturing complete systems of a vehicle rather than suppliers who only produce the separate parts that comprise a system. By outsourcing complete systems, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to beginning production. Dura has capitalized on this trend by designing its mechanisms and cable systems to function together and by providing cable and mechanism designs that are integrated into the design of the entire vehicle.

     GLOBAL SOURCING. Regions such as Asia, Latin America and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. OEMs are positioning themselves to reach these emerging markets in a cost-effective manner by seeking to design and produce "world cars" which can be designed in one vehicle center but produced and sold in many different geographic markets, thereby allowing OEMs to reduce the overall per-unit design costs and take full advantage of low-cost manufacturing locations. OEMs increasingly are requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets.

     Dura has manufacturing facilities located in Australia, Brazil, Canada, France, Germany, Mexico, Spain and the United Kingdom. Through the acquisitions of Excel and Adwest, facilities in the Czech Republic and Portugal have also been added. In addition, Dura has formed, or is in the process of forming, strategic alliances with other suppliers throughout the world. These strategic alliances, which range from investments in other manufacturers to informal understandings, should not only give Dura access to new geographic markets and customers, but also the capability of offering complementary products. Dura also has four technical centers located at its facilities in Europe and it has relocated technical personnel resources to locations in which OEMs will develop "world cars." By participating in the design of these vehicles and through implementation of manufacturing processes near the international facilities of the OEMs, Dura believes it can continue to expand on its international presence.

     BUSINESS STRATEGY

     Dura's business objective is to capitalize on the consolidation, globalization and system sourcing trends in the automotive supply industry in order to be the leading provider of driver control systems, cables and engineered mechanical components to OEMs worldwide. Key elements of Dura's operating and growth strategies are outlined below:

OPERATING STRATEGY

     FULL-SERVICE DESIGN AND ENGINEERING CAPABILITIES. Dura has maintained a technological advantage through its investment in product development and advanced engineering. Dura works with OEMs throughout the product development process from concept vehicle and prototype development through the design and implementation of manufacturing processes. Dura's computer-aided design systems are compatible with its major customers, enabling Dura to communicate design developments with customer engineers throughout the design and development stage.

     EFFICIENT MANUFACTURING/CONTINUOUS IMPROVEMENT PROGRAMS. Dura continues to implement strategic initiatives designed to improve product quality and reduce manufacturing costs through, among other things, the introduction of cellular manufacturing methods, consolidation of manufacturing facilities, improvement in inventory management and reduction of scrap. Manufacturing flexibility enables Dura's facilities to produce systems in a cost-effective manner and strengthens Dura's ability to meet the just-in-time and in-line sequence delivery schedules of many of its customers. In addition, Dura utilizes the Dura Operating System, which is a common set of key metrics used in all facilities, to measure actual performance in comparison to standards and goals.

     STRONG CUSTOMER RELATIONSHIPS. Dura has developed strong customer relationships with over 20 OEMs based on its long history of high-quality manufacturing and full system customer support. Significant investment in design and engineering capabilities drive new product development, lower costs and provide the capabilities necessary to produce complete systems. Access to and relationships with OEMs' engineering and purchasing personnel allow Dura to identify business opportunities and react to customer needs in the early stages of vehicle design and give it a competitive advantage in securing new business.

     DECENTRALIZED, PARTICIPATORY CULTURE. Dura's decentralized approach to managing its manufacturing facilities encourages decision making and employee participation in areas such as manufacturing processes and customer service. This "team" approach enhances communication of strategic direction and goals while facilitating a greater success rate in reaching and exceeding its objectives and fosters a unified culture. Dura provides incentives to managers and salaried and hourly employees through grants under Dura's stock option plan and participation in the employee stock discount purchase plan.

GROWTH STRATEGY

     STRATEGIC ACQUISITIONS. Dura seeks to make acquisitions that: (i) provide additional product, manufacturing and technical capabilities; (ii) broaden Dura's geographic coverage and strengthen its ability to supply products on a global basis; (iii) increase the number of models for which Dura supplies products and increase the content level on existing models; and
(iv) add new customers. Dura competes in what it believes to be a $10 to $12 billion, highly fragmented market that provides numerous potential acquisition and joint venture opportunities.

     Dura Automotive Systems, Inc. is a holding company whose predecessor was formed by Hidden Creek Industries ("Hidden Creek"), Onex DHC LLC (together with its affiliates, "Onex"), J2R Corporation ("J2R") and certain others for the purpose of acquiring the Dura Automotive Hardware and Mechanical Components divisions of Wickes Manufacturing Company ("Wickes") in November 1990. In August 1994, Dura entered into a transaction that combined the operations of Dura's operating subsidiary, Dura Operating Corp. ("Dura"), with the automotive parking brake and cable business and light duty cable business (the "Brake and Cable Business") of Alkin Co. ("Alkin").

     Since the completion of the acquisition of the Brake and Cable Business, Dura has successfully completed the following strategic acquisitions and joint venture:

     - In August 1996, Dura formed a joint venture with Excel to participate equally in the acquisition of a 25.5% interest in Pollone S.A. ("Pollone"), a manufacturer of automotive components and mechanical assemblies headquartered in Sao Paulo, Brazil, for $5 million in total. The joint venture also loaned Pollone an additional $10.5 million pursuant to notes which are convertible into equity of Pollone at the joint venture's option. In January 1998, the joint venture increased its interest in Pollone to 51.0% through the conversion of certain of these notes. This investment provided Dura with a manufacturing presence in Latin America.

     - In October 1996, Dura acquired the parking brake business of Rockwell Light Vehicle Systems France S.A. for approximately $3.8 million. The parking brake business, which is operated from a facility in Cluses, France, added a manufacturing presence in Europe and PSA (Peugeot and Citroen) and Renault as customers.

     - In December 1996, Dura acquired KPI Automotive Group ("KPI") from Sparton Corporation for approximately $78.8 million. KPI manufactures shifter systems, parking brake mechanisms, brake pedals and underbody tire carriers for the North American automotive industry from facilities in Indiana and Michigan. The acquisition added significant market penetration in console-based shifter systems, increased platform content and added a significant new product line in underbody tire carriers.

     - In January 1997, Dura acquired the VOFA Group ("VOFA") for approximately $38.0 million in cash and assumed indebtedness, plus contingent payments. VOFA designs and manufactures shifter cables, brake cables and other light duty cables for the European automotive and industrial markets from facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain. The acquisition added new customers such as Mercedes, Volkswagen and BMW, provided a strong European position and established Dura's cable manufacturing capabilities globally.

     - In May 1997, Dura acquired the automotive parking brake business from Excel for approximately $2.9 million. The acquisition increased Dura's penetration of the parking brake market and expanded Dura's relationship with Chrysler.

     - In August 1997, Dura acquired GT Automotive Systems, Inc. ("GT Automotive") for approximately $45.0 million in cash and assumed indebtedness, plus contingent payments. GT Automotive designs and manufactures column-mounted shifter systems and turn signal and tilt lever assemblies for North American OEMs. At the time of the acquisition, GT Automotive had a substantial share of the North American column-based shifter market. The acquisition of GT Automotive, combined with Dura's existing position in console-based shifter systems, increased Dura's share of the North American shifter market to the leading position. In addition, the acquisition added Nissan as a customer.

     - In December 1997, Dura purchased approximately 19% of the outstanding common stock of Thixotech Inc. ("Thixotech") for approximately $0.5million. Dura also loaned Thixotech an additional $2.8 million pursuant to notes which are convertible into additional common stock of Thixotech at Dura's option. Thixotech is currently pursuing the development of an alternative manufacturing technology for component parts.

     - In December 1997, Dura acquired REOM Industries ("REOM"), an Australian designer and manufacturer of jacks and parking brakes, for approximately $3.7 million. The acquisition added market penetration in parking brakes, a new product (jacks) and established a presence in the Pacific Rim.

     - In March 1998, Dura acquired Universal, a manufacturer of jacks for the North American automotive industry, for approximately $19.5 million. Universal had 1997 revenues of approximately $37.0 million. Universal's customers include General Motors, Ford and Honda. The acquisition provided Dura with a market presence for jacks in North America and added Honda as a significant new customer.

     - In April 1998, Dura acquired all of the outstanding equity interests of Trident. Trident had revenues of approximately $300 million in 1997, of which 69 percent was derived from sales of cable assemblies, principally to the automotive OEM market, and the balance from door handle assemblies, lighting and other products. Approximately 68 percent of Trident's revenues were generated in North America, 27 percent in Europe and the remainder in Latin America. Trident has manufacturing and technical facilities in Michigan, Tennessee, Arkansas, Canada, the United Kingdom, Germany, France and Brazil. Pursuant to the terms of the agreement, Dura acquired all of the outstanding equity interests of Trident for total consideration of $93.2 million in cash. In addition, Dura assumed $75.0 million of Trident's outstanding 10% Senior Subordinated Notes due 2005. Dura also repaid Trident's outstanding senior indebtedness of approximately $53.0 million.

     - In August 1998, Dura acquired the Hinge Business for approximately $37.3 million. The Hinge Business has annual revenues of approximately $50.0 million and manufactures automotive hood and deck lid hinges.

     - In March 1999, Dura acquired Excel for approximately $155 million in cash, 5.1 million shares of Dura Class A Common Stock and the assumption of $167 million in indebtedness. Excel designs and manufactures window, door and seating systems for the automotive, recreational vehicle, heavy truck and mass transit markets and appliances and hardware for the recreational vehicle market. Excel also manufactures decorative trim for the automotive market and complex injection molded parts for the consumer and industrial markets. Revenues for 1998 were approximately $1.1 billion. The acquisition of Excel provided the Company with new, value-added product lines and strengthed
Dura's relatationship with important customers such as Ford, DaimlerChrysler, Volkswagen and BMW.

     - In March 1999, the Company acquired Adwest for $210 million in cash and the assumption of $120 million in indebtedness. Adwest designs and manufactures driver control mechanisms, engine control products and automotive cable primarily for the European automotive market and has annual revenues of $400 million. The acquisition of Adwest provided Dura with substantial driver control mechanism design and production capability in Europe and broadened the Company's dealings with customers such as Volkswagen, BMW, Ford, GM, Peugeot and Renault.

     FOCUS ON HIGHER VALUE-ADDED SYSTEMS. OEMs continue to seek suppliers capable of manufacturing complete systems for a vehicle rather than suppliers that produce only the component parts which comprise a system. Systems manufacturing offers OEMs the opportunity for significant cost savings and improved product quality and consistency. By capitalizing on Dura's existing product portfolio and through the combination of multifunctional mechanical and cable products, Dura intends to continue to expand its capabilities to provide additional integrated systems. The acquisition of Excel adds window and door systems to Dura's product offering, further increasing its ability to supply fully integrated systems to it customers.

     INCREASE PLATFORM AND CUSTOMER PENETRATION. Dura's strategy is to increase volume by adding new customers and to strengthen existing customer relationships by broadening its range of products through internal development efforts and acquisitions. During 1997, Dura established important new customer relationships with Mercedes, Volkswagen and BMW through the acquisition of VOFA, while the Adwest acquisition further broadens these relationships and increased Dura's business with Japanese OEMs in Europe. While maintaining its strong relationships with Ford and GM, Dura has also successfully increased its participation in the supply of its other customers' model lines. For example, during 1991, Dura participated in only a limited number of Toyota's production models. By 1997, Dura had established a supply relationship that covers a full range of Toyota vehicles, including two models manufactured in Japan. Dura has also increased the sales content on popular vehicle platforms such as Ford's Taurus/Sable and Escort, DaimlerChrysler's minivan, Grand Cherokee, Dodge Ram and Dakota Pickups, Volkswagen's Golf and Audi's A3 by providing additional products which were developed by Dura or added to its product line through acquisition.

     EXPAND PENETRATION OF INTERNATIONAL MARKETS. In 1998, over 70% of total worldwide passenger vehicle production occurred outside North America. To meet OEMs' increasing preference for suppliers with global capabilities, Dura has expanded its manufacturing operations into new geographic markets through strategic acquisitions and a joint venture. Consistent with this strategy, Dura believes that the VOFA (Germany and Spain), Rockwell Light Vehicle Systems France S.A. (France) and REOM (Australia) and Trident (United Kingdom, France, and Germany) acquisitions as well as the Pollone
(Brazil) joint venture will expand its ability to serve its customers globally. Following the acquisitions of Excel and Adwest, approximately 36% of Dura's revenues will be earned outside of North America. Dura believes that increased international sales will allow Dura to mitigate the effects of cyclical downturns in a given geographic region and further diversify Dura's OEM customer base. In addition, Dura believes that its increased international presence will provide a competitive advantage in the pursuit of certain "world car" supply opportunities.

     PRODUCTS

     Dura's product offerings include: (i) automotive cables (such as parking brake, shifter, throttle, oil level, hood release, and fuel door);
(ii) parking brake mechanisms (foot and hand operated); (iii) transmission shifter mechanisms (manual and automatic console-based and column-mounted);
(iv) latches (primary, secondary, and combination hood, deck lid and tail gate); (v) lighting products; and (iv) other engineered mechanical components (such as underbody tire carriers, jacks, hinges, brake, clutch and accelerator pedals, and tilt lever and turn signal assemblies). Dura believes that it is a leading North American supplier of parking brake mechanisms, transmission shifter mechanisms and automotive cables. Dura believes that it is a leading supplier of automotive cables in Europe. Dura offers individual components as well as integrated parking brake, shifter and latch systems, which consist of mechanisms and cables.

     The following table sets forth the approximate composition by product category of Dura's revenues for the last three fiscal years:

                                                                  Year Ended December 31,
                                                       ----------------------------------------------
                                                            1998            1997           1996
                                                            ----            ----           ----
         Automotive cables                                    38%             44%             39%
         Parking brake mechanisms                             18              26              39
         Transmission shifter mechanisms                      17              13               4
         Other products                                       27              17              18
                                                        ----------      -----------      -------
              Total                                          100%            100%            100%
                                                        ----------      -----------      -------
                                                        ----------      -----------      -------

     With the acquisition of Excel and Adwest, Dura's product offering expanded to include: (i) window systems (rear, vent, quarter, push-out and sliding) for the automotive, recreational vehicle, heavy truck and mass transit markets; (ii) door systems (window regulators, door frames and latches); (iii) seat systems (seat and height adjuster and recliner mechanisms); (iv) exterior trim components; (v) appliances and hardware for the recreational vehicle market; and
(vi) engine control products. On a pro forma basis, 1998 revenues by product were as follows:


         Automotive cables                                            17%
         Window systems                                               17
         Door systems                                                 10
         Recreational vehicle, mass transit and heavy
            truck products                                             9
         Transmission shifter mechanisms                               8
         Parking brake mechanisms                                      6
         Seat systems                                                  5
         Other products                                               28
                                                                --------
              Total                                                  100%
                                                                ========

     CUSTOMERS AND MARKETING

     Dura has a diverse customer base that includes Ford, GM, DaimlerChrysler, Volkswagen, Toyota, Honda, Peugeot, Renault, Nissan and BMW. In North America, Dura supplies its products primarily to Ford, GM, DaimlerChrysler and Toyota. As a result of recent acquisitions, Dura has expanded its global presence and has added certain customers and increased its penetration into other customers such as Volkswagen and BMW.

     The following is a summary of Dura's customers that accounted for a significant portion of consolidated revenues in the past three fiscal years:

                                                                  Year Ended December 31,
                                                       ----------------------------------------------
                                                            1998            1997           1996
                                                            ----            ----           ----
         Ford                                                 36%             42%             49%
         GM                                                   23              25              36
         DaimlerChrysler                                      15              10               8
         Volkswagen                                            4               4              --
         Toyota                                                4               4               5
         BMW                                                   2               3              --
         Honda                                                 2              --              --
         PSA (Peugeot and Citroen)                             3              --              --
         Renault                                               1              --              --
         Other                                                10              12               2
                                                         ----------     -----------       ------
              Total                                          100%            100%            100%
                                                         ==========     ===========       =======

     Following the acquisition of Excel and Adwest, Dura's 1998 pro forma revenues by customer were as follows:


         Ford/Jaguar                                          32%
         GM                                                   13
         DaimlerChrysler                                      10
         Volkswagen                                            9
         BMW                                                   5
         PSA (Peugeot and Citroen)                             3
         Renault                                               2
         Other                                                26
                                                        ---------
              Total                                          100%
                                                        =========

     Dura's customers award contracts for a particular car platform, which may include more than one car model. Such contracts range from one year to the life of the model, which is generally three to seven years, and do not require the purchase by the customer of any minimum number of parts. Dura also competes for new business to supply parts for successor models and therefore is subject to the risk that the OEM will not select Dura to produce parts on a successor model. Because Dura supplies parts for a broad cross-section of both new and mature models, its reliance on any particular model is minimized. Dura manufactures products for many of the most popular car, light truck, sport utility and mini-van models in North America and Europe. Although not comprehensive, the following table presents an overview of the major models for which Dura has orders to supply products on current or new model vehicles:


        CUSTOMER                                 CAR MODELS*                                        TRUCK MODELS*
--------------------------    ------------------------------------------------------     ------------------------------------
Ford                          Continental/Town Car, Contour/Mystique/                    AUTOEUROPA MPV, Econoline,
                              MONDEO, Cougar, Thunderbird, Crown                         ESCORT VAN, Villager, Windstar,
                              Victoria/Grand Marquis, Escort/Tracer,                     Expedition/Navigator, F-Series,
                              FIESTA, Mazda 626, Mustang, Ka, Taurus/                    Navajo/Explorer/Mountaineer,
                              Sable                                                      Excursion, Mazda pick-up,
                                                                                         PAMPA, Ranger, TRANSIT,
GM                            Malibu/Grand Am, ASTRA, Aurora/Park                        Blazer/Jimmy/Bravada, C/K
                              Avenue/Bonneville/LeSabre, Century, CORSA,                 Pickup/Tahoe/Sierra/Yukon/
                              Corvette, Deville/Seville/Eldorado, Firebird/              Escalade/Denali, GMT 800,
                              Camaro, KADETT, Lumina/Monte Carlo/                        Silhouette/TransSport/Venture,
                              Regal/Intrigue/Grand Prix, Omega, Saturn,                  CORSA PICKUP, D-20, D-40, D-60,
                              Innovate, Sunfire/Cavalier, VECTRA                         Express, P-Truck Chassis, Postal,
                                                                                         S-10 Pickup/Sonoma, Safari/Astro
                                                                                         Savana, Silverado, Suburban, UPS
DaimlerChrysler               Breeze, Cirrus, Interpid/Concorde/300M,                    Caravan/Voyager/Town & Country,
                              Neon, Prowler, Sebring, Viper, Stratus                     Cherokee/Grand Cherokee,
                              A, C, E, M AND S CLASS, CABRIO                             Dakota/Durango, EUROSTAR,
                                                                                         RamVan & Pickup, Wrangler
                                                                                          L-608 D, L709E, LS 1935, SKN,
                                                                                          SPRINTER
Toyota                        Avalon, Camry, Carina, COROLLA, LEXUS,                     Sienna, Toyota Pickup
                              PRIZM, SOLARA
Volkswagen                    A4, A8, GOL, GOLF, LUPO, PARATI, PASSAT, POLO,             BUS, KOMBI, SAVEIRO, TRANSPORTER
                              QUANTUM, SANTANA, SUB-POLO
BMW                           3, 5, 7 AND 8 SERIES                                       -
Citroen                       EVASION, SAXO, XSARA, XANTIA, XM, ZX                       BERLINGO, JUMPER
Fiat S.P.A.                   ULYSSE                                                     -
Honda                         Accord, Acura, Civic                                       -
Nissan                        MICRA, PRIMERA                                             -
Peugeot                       106, 306, 406, 605, 806                                    EXPERT, PARTNER
Porsche AG                    968, 986, 996                                              -
Renault                       CLIO, ESPACE, LAGUNA, MEGANE, SAFRANE,                     KANGOO, MASTER
                              TWINGO
Rover Group Limited           METRO, ROVER 800                                           -
SEAT, S.A.                    AROSA, CORDOBA, IBIZA, TOLEDO                              -

------------------------
* Models manufactured outside of North America are italicized.

     Most of the parts Dura produces have a lead time of two to five years from product development to production. Although not comprehensive, the following table presents an overview of the major models for which Dura has been awarded new business (i.e., parts not currently supplied by Dura):


         MODEL YEAR                                              MODEL*
         ----------                                              ------
            1999                        GM Innovate shifter system
                                        GM Lumina/Monte Carlo/Regal/Intrigue jack
                                        GM C/K pickup hood latch
                                        DaimlerChrysler Grand Cherokee parking brake system and shifter and hood release cables
                                        PEUGEOT T1 parking brake
                                        Cami Sidekick shifter
                                        BMW E53 hood and door cables
            2000                        GM Impala/Monte Carlo shifter
                                        GM Deville hood latch
                                        GM Bonneville/LeSabre/Antares hood latch
                                        FORD TRANSIT parking brake system and cable
                                        Ford T-Bird hood and deck hinges
                                        Ford Equator hood hinge
                                        Ford Explorer hood hinge and shifter
                                        Ford SUV hood hinge
                                        Ford P-207 park brake
                                        DaimlerChrysler Mid Size hood hinge, shifter and brake
                                        DaimlerChrysler Ram Van G/S lvr
                                        Daimler Chrysler Dakota G/S lvr
                                        PEUGEOT Z8 parking brake
                                        Toyota Avalon 900T accelerator pedal
                                        MERCEDES SPRINTER shifter cables
                                        VOLKSWAGEN POLO shifter cables
            2001                        Ford Explorer shifter
                                        Ford Lincoln LS seat release cable, parking brake and hood latch systems
                                        Ford Mustang hood hinge
                                        Ford T-Bird park brake
                                        Ford Navigator shifter
                                        Ford U204 SUV window latch and hood release cable
                                        GM GMX-320 park brake
                                        GM GMX-240 jack and tire carrier
                                        GM GMT-560 clutch
                                        GM GMT-360 ATX and park brake
                                        DaimlerChrysler Ram Truck hood hinge
                                        Toyota 887T SUV accelerator pedal
                                        Honda SUV tire carrier
                                        Nissan Altima jack

--------------------------
* Models manufactured outside of North America are italicized.

     DESIGN AND ENGINEERING SUPPORT

     Dura believes that engineering service and support are key factors in successfully obtaining new business. Dura utilizes program management with customer-dedicated program teams, which have full design, development, test and commercial issues under the operational control of a single manager. In addition, cross-functional teams are established for each new program to ensure efficient product development from program conception through product launch. The advanced technology development group focuses on enhancing product and process technology.

     Dura has six technical centers, two in Michigan, one in Germany, one in the United Kingdom, one in France and one in Australia. A separate Advanced Technology Group has been established to maintain Dura's position as a technology leader. The Advanced Technology Group has developed many innovative features in Dura's products, including many features which were developed in conjunction with Dura's customers. Dura utilizes Computer Aided Designs ("CAD") in the design process, which enables Dura to share data files with its customers via compatible systems during the design stage, thereby improving function, fit and performance within the total vehicle. Dura also utilizes CAD links with its manufacturing engineers to enhance manufacturability and quality of the designs early in the development process.

     Dura has more than 360 patents granted or in the application process. The patents granted expire over several years beginning in 1999. Although Dura believes that, taken together, the patents are significant, the loss or expiration of any particular patent would not be material to Dura.

     MANUFACTURING

     Dura uses a number of different manufacturing processes. Dura utilizes flexible manufacturing cells in both the mechanism and cable assembly processes. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a cylindrical configuration, with the operators placed centrally within the configuration. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows Dura to maintain its production output consistent with its customers' requirements and reduce the level of inventory. In addition, Dura utilizes high volume production lines for final assembly of its lighting products.

     Mechanical assemblies consist of between five and 50 individual components, which are attached to form an integrated mechanism. Dura's assembly operations are performed on either dedicated, high-volume, automated assembly machines or on low capital-intensive, flexible, cell-oriented assembly units capable of low or high volume production runs. The assembly operations construct the final product through hot or cold forging machines, plastic injection molding, welding, staking and riveting the component parts. A large portion of the component parts are purchased from outside suppliers to Dura. However, Dura manufactures its own stampings, a process which consists of passing sheet metal through dies in a stamping press to form the metal into three-dimensional parts. Dura produces stamped parts using single-stage and progressive dies in presses, which range in size from 150 to 600 tons. Through cell teams, which stress employee involvement, Dura's processes are continuously upgraded to increase flexibility, improve operating safety and minimize changeover times of the dies.

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

     Headlamps and tail lamp housings are manufactured through injection molding of a variety of resins on molding machines of various sizes and types. The interior of the housings are then coated and at times vacuum metalized to obtain the proper reflective qualities. Lenses are added to the housings on a semi-automated production line.

     Dura utilizes frequent communication meetings at all levels of manufacturing to provide training and instruction as well as to assure a cohesive, focused effort toward common goals. Dura encourages employee involvement in all production activity and views such involvement as a key element in the success of Dura. Dura also aggressively pursues involvement from its suppliers, which is necessary to assure a consistent flow of raw materials and components on a timely basis with consistently high quality. Dura utilizes the component suppliers where practical in the design and prototype stages of the new product development to facilitate the most comprehensive, state-of-the-art designs available. Dura has made substantial investments in manufacturing technology and product design capability to support its products, including modern manufacturing equipment, fineblanking, sophisticated CAD systems and highly-trained engineering personnel. These advanced capabilities have helped to further reduce scrap rates, ensure superior product quality and increase efficiency.

     The automotive industry has adopted a quality rating system known as QS-9000, a rigorous inspection of a suppliers' facilities and operating systems performed by independent certified auditors. Certification and on-going maintenance of certification is mandatory for future supply consideration. Dura has received QS-9000 certification at all of its facilities except the French operation which is scheduled for certification in 1999.

     Dura's plants have been recognized by its customers with various awards, such as the DaimlerChrysler Gold Pentastar Award, GM Target for Excellence, Nummi Delivery Performance Award, Isuzu Quality Achievement Award and Calsonic Supplier of the Year Award. Dura has also received an "A" rating at Peugeot and Renault. Dura has received Ford Q-1 certification at all facilities shipping current model Ford product.

     COMPETITION

     Dura principally competes for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before marketing of such models to the public. Once a producer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for Dura's products include product quality and reliability, cost, timely delivery, technical expertise and development capability, new product innovation and customer service. Dura operates in a highly competitive environment. The number of Dura's competitors has decreased due to the supplier consolidation resulting from changing OEM policies. Dura's primary competitors in mechanisms are Adwest Incorporated, Scharwaechter GmbH & Co., Teleflex Incorporated, Ficosa International, S.A., Ventra Group, Inc. and Aries Industries. Dura's primary competitors in cables are Teleflex Incorporated, Ficosa International, S.A. and Nippon Cable Systems Inc.

     SUPPLIERS AND RAW MATERIALS

     The principal raw materials used by Dura include (i) coil steel and resin in mechanism production, (ii) metal wire and resin in cable production, and (iii) resins and lighting components in automotive lighting production. The types of steel Dura purchases include hot and cold rolled, galvanized, organically coated and aluminized steel. In general, the wire used by Dura is produced from steel with many of the same characteristics with the exception that it has a higher carbon content. Dura utilizes plastic resin to produce the protective coating for its cables and production of shifter components, as well as its automotive lighting products. Dura employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. Dura has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

     Dura typically negotiates blanket purchase orders or 12-month supply agreements with integrated steel suppliers, mini-mills and service centers that have demonstrated timely delivery, quality steel and competitive prices. These relationships allow Dura to order precise quantities and types of steel for delivery on short notice, thereby permitting Dura to maintain low inventories. In addition, Dura occasionally may "spot buy" steel from service centers to meet customer demand, engineering changes or new part tool trials.

     Other raw materials purchased by Dura include dies, fasteners, springs, rivets and rubber products, all of which are available from numerous sources.

     EMPLOYEES

     As of December 31, 1998, Dura had approximately 8,300 employees, approximately 1,500 of whom are salaried and the balance of whom are paid on an hourly basis. Approximately 3,400 employees located at Dura's facilities are currently covered by collective bargaining agreements as follows:


                                     Collective Bargaining
      Location                             Agreement                           Expiration
---------------------     ---------------------------------------------    --------------------
Australia                 Australian Metals Workers                        No term
Brazil                    Sindicato dos Metalungicos do ABC                No term
Canada                    CAW                                              June 1999
                                                                           September 1999
                                                                           June 2000
Germany                   IG-Metall                                        Under negotiation
Mexico                    Confederacion de Trabajodores de Mexico          Annually
Spain                     Comisiones Oberera                               December 1999
United Kingdom            Managerial Scientific & Financial                March 2000
                          AEEU                                             March 2000
United States             UAW                                              December 2000
                                                                           June 2000
                          Universal Employees                              December 2000
                          United Paper Workers                             June 1999

     Although management believes that Dura's relationship with its union employees at these facilities is good, there can be no assurance that Dura will be able to negotiate new agreements on favorable terms. In the event Dura is unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on the operations of Dura.

     (b)  SAFE HARBOR PROVISIONS

     Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following:

     - RELIANCE ON MAJOR CUSTOMERS. Dura's two largest customers, Ford and GM, represented approximately 36% and 23%, respectively, of Dura's 1998 revenues. The loss of Ford, GM or any of Dura's other significant customers could have a material adverse effect on Dura.

     - INDUSTRY CYCLICALITY AND SEASONALITY. The automotive market is highly cyclical and is dependent on consumer spending. Economic factors adversely affecting automotive production and consumer spending could adversely impact Dura.

     - FAILURE TO OBTAIN BUSINESS RELATED TO NEW AND REDESIGNED MODEL INTRODUCTIONS. The failure of Dura to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect Dura.

     - PRODUCT LIABILITY EXPOSURE. Dura faces an inherent business risk of exposure to product liability claims in the event that the failure of its products result in personal injury or death, and there can be no assurance that Dura will not experience material product liability losses in the future.

ITEM 2.   PROPERTIES


     FACILITIES

     The following table provides information regarding Dura's principal facilities. Dura believes that the productive capacity and utilization of its facilities are sufficient to allow Dura to conduct its operations in accordance with its business strategy. All of the owned facilities are subject to liens under Dura's credit agreement.

                                                         Square         Type of
                Location                                 Footage        Interest         Description of Use
---------------------------------------------       ---------------  --------------   -----------------------
Kentwood, Michigan                                       870,000         Leased          Manufacturing
Stratford, Ontario, Canada (1)                           250,000          Owned          Manufacturing
Barcelona, Spain                                         179,000          Owned          Manufacturing
Mancelona, Michigan                                      167,000          Owned          Manufacturing
Moberly, Missouri                                        165,000          Owned          Manufacturing
Butler, Indiana                                          162,000          Owned          Manufacturing
Fremont, Michigan                                        160,000          Owned          Manufacturing
Milan, Tennessee                                         152,000          Owned          Manufacturing
Daun, Germany                                            140,000          Owned          Manufacturing
East Jordan, Michigan                                    135,000          Owned          Manufacturing
Gehren, Germany                                          129,000          Owned          Manufacturing
LeMans, France                                           120,000          Owned          Manufacturing
Dusseldorf, Germany                                      113,000         Leased          European Headquarters/
                                                                                         Product Development
Romulus, Michigan                                        108,000         Leased          Manufacturing
Sao Paulo, Brazil                                        108,000        75% Owned        Manufacturing
Stourport-on-Severn, U.K.                                100,000          Owned          Manufacturing
Spring Lake, Michigan                                     95,000          Owned          Manufacturing
Hannibal, Missouri (South)                                90,000          Owned          Manufacturing
Stourport-on-Severn, U.K.                                 85,000          Owned          Manufacturing
Windsor, Ontario, Canada
  (2 locations)                                           84,000          Owned          Manufacturing
Livonia, Michigan                                         84,000          Owned          Manufacturing
Melbourne, Australia                                      77,500         Leased          Manufacturing
Brownstown, Indiana                                       68,000          Owned          Manufacturing
Brantford, Ontario, Canada                                66,000          Owned          Manufacturing
Rochester Hills, Michigan                                 65,000         Leased          Product Development/
                                                                                         Operating Headquarters
Hannibal, Missouri (North)                                64,000          Owned          Manufacturing
Gladwin, Michigan                                         60,000          Owned          Manufacturing
Manchester, Michigan                                      57,600          Owned          Manufacturing
Brookfield, Missouri                                      51,000          Owned          Manufacturing
Aumenau, Germany                                          49,000          Owned          Manufacturing
Matamoros, Mexico                                         42,000          Owned          Manufacturing
Evry, France                                              12,000         Leased          Manufacturing
Cluses, France                                            10,000         Leased          Manufacturing
Melun, France                                              9,000         Leased          Manufacturing
Lechlade, United Kingdom                                   7,700          Owned          Manufacturing
Minneapolis, Minnesota                                     5,700         Leased          Corporate Headquarters

--------------------------------------------
(1) The facility consists of approximately 100,000 sq. ft. occupied by Dura for its production facilities, approximately 65,400 sq. ft. leased to unaffiliated third parties and approximately 84,600 sq. ft. of warehouse space.


     Management believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing needs.

ITEM 3.   LEGAL PROCEEDINGS

     Dura faces an inherent business risk of exposure to product liability claims in the event that the failure of its products results in personal injury or death, and there can be no assurance that Dura will not experience any material product liability losses in the future. In addition, if any of Dura-designed products prove to be defective, Dura may be required to participate in a recall involving such products. In late 1994, Ford issued a recall of a series of manual-transmission Ford F-Series pick-ups to repair the self-adjust parking brakes originally manufactured by the Brake and Cable Business. Dura's share of such costs, which was fully reserved at the time of the acquisition of the Brake and Cable Business, has reached the full
$6.0 million limit agreed to by Dura and Ford. Dura is also involved in a product recall relating to the same issue with respect to the Mondeo in Europe. Dura has agreed to pay 50% of the update costs of that recall not to exceed $1.0 million, which payments totaled $0.4 million as of December 31, 1998. The types of alleged failures that prompted the F-Series recall have also led to a number of claims and lawsuits filed against Ford, one of which culminated in a July 1998 award of punitive damages against Ford of more than $155 million (which has subsequently been reduced to $69 million and, to Dura's knowledge, will continue to be contested by Ford on appeal). To date, two cases have been instituted directly against Dura or Alkin Co. relating to personal injury claims, and, at last report, Ford has indicated that it has received over 400 claims (generally for property damage) relating to alleged defects in the self-adjust parking brakes. Ford has maintained that Dura or Alkin Co. is responsible for all damages or liabilities incurred by Ford as a result of these claims, and as of December 31, 1998, Ford had tendered its defense of approximately 30 such claims to Dura and Alkin Co. Dura and Alkin Co. have submitted these claims to their insurance carriers. Dura maintains insurance against product liability claims, but there can be no assurance that such coverage will be adequate for liabilities ultimately incurred or that it will continue to be available on terms acceptable to Dura. In November 1996, an insurance carrier of Dura brought a declaratory judgment that its policy did not provide coverage for an allegedly defective parking brake manufactured prior to August 31, 1994.

     From time to time, in the ordinary course of its business, Dura receives notice from a customer that a product may not be properly functioning. For example, in November 1995, Dura was notified by DaimlerChrysler that it had received reports of a number of parking brake failures in manual transmission vehicles, particularly in Europe. DaimlerChrysler has notified Dura that as many as 60,000 vehicles may be affected. Dura is working with DaimlerChrysler to resolve this matter and does not believe the ultimate cost of resolution will have a material effect on Dura's results of operations and financial position. In addition, DaimlerChrysler has alleged that KPI produced minivan brake pedals with improper pedal pad reinforcements, resulting in some failures as a consequence of pedal pads bending. It is possible that DaimlerChrysler could seek contribution from Dura for costs it incurs if recalls were undertaken for these or similar matters or for costs associated with possible repairs.

     In June 1996, Dura was served with a complaint alleging a wrongful death as the result of injuries purportedly caused by a defectively designed rear latch on a DaimlerChrysler mini-van. DaimlerChrysler and two other suppliers to DaimlerChrysler were also named as defendants in the complaint. The lawsuit was referred to Dura's insurance carrier. DaimlerChrysler agreed to assume the defense of, and to indemnify Dura with respect to, this claim as long as the plaintiffs do not make any claim alleging a manufacturing defect as it relates to Dura. The plaintiffs have not made such an allegation and Dura was dismissed from the claim.

     In early November 1996, Dura was served with a lawsuit brought by affiliates of AIG, Dura's excess insurance carrier, in Toronto, Canada seeking a declaratory judgment that the umbrella and excess liability policies that it had issued to Onex do not provide coverage in connection with allegedly defective self-adjust parking brakes manufactured by Alkin prior to August 31, 1994. The AIG policies at issue provided (a) the first layer of excess coverage (beyond Dura's $3 million primary policy per year) for claims arising from August 31, 1994 to April 1, 1996 in the amount of $20 million per year, and (b) an additional layer of excess coverage at $33 to $53 million per year. In principal part, the AIG affiliates claim that the policies do not provide coverage with respect to products manufactured prior to August 31, 1994 or liabilities assumed by Dura pursuant to purchase agreements. The AIG affiliates also claim that the policies should be voided with respect to self-adjust parking brake claims for inadequate disclosure at the time the policies were applied for. Dura and Onex dispute the allegations of the Ontario lawsuit and have filed a counterclaim against the AIG affiliates for breach of contract.

     Dura believes it maintains adequate insurance, including product liability coverage, to cover the claims described above. Dura has also established reserves in amounts it believes adequate to cover any adverse judgments. However, any adverse judgment in excess of its insurance coverage and such reserves could result in a material adverse effect on Dura.

     In February 1998, Dura was contacted by an attorney for the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Foundation"), alleging that Dura's operations implicate the fields of machine vision, gauging, location analysis, flaw detection, verification and recognition in a manner that allegedly infringes the Foundation's patents. Attorneys for the Foundation have threatened to initiate litigation against Dura unless Dura agrees to pay royalty fees pursuant to a negotiated license agreement. Dura's investigation of this matter is still in its preliminary stages.

     Dura has received notice from an attorney representing Teleflex alleging that a shifter cable manufactured by VOFA infringes a U.S. patent held by Teleflex. Dura is currently in the process of investigating this matter and believes, based on the information available at this time, that this matter will not have a material adverse effect on Dura.

     ENVIRONMENTAL MATTERS

     Dura is subject to the requirements of Federal, state, and local environmental and occupational health and safety laws and regulations. There can be no assurance that Dura is at all times in complete compliance with all such requirements. Although Dura has made and will continue to make capital and other expenditures to comply with environmental requirements, Dura does not expect to incur material capital expenditures for environmental controls in 1998. If a release of hazardous substances occurs on or from Dura's properties or any associated offsite disposal location, or if contamination is discovered at any of Dura's current or former properties, Dura may be held liable for remediation costs and expenses, and the amount of such liability could be material.

     In 1995, the Michigan Department of Environmental Quality ("MDEQ") requested that Wickes and Dura investigate environmental conditions at Dura's Mancelona facility and at an adjacent property retained by Wickes. The investigations have detected trichloroethylene ("TCE") in groundwater at the Mancelona facility and offsite locations. Dura does not believe it used TCE since it acquired the Mancelona facility, although TCE may have been used by prior operators. Dura has arranged and paid for the sampling of a number of offsite residential drinking water wells and for the replacement of wells found to contain TCE above drinking water standards. In March 1998, a ski resort in the vicinity wrote to Dura asserting that Dura is liable for the cost of installing a water supply system allegedly necessary because of possible TCE contamination in the groundwater. Dura is seeking a negotiated resolution of the ski resort's potential claims. Dura may incur additional costs to further investigate, monitor or remediate the contamination, or to provide additional alternative drinking water supplies.

     In 1993, Dura received requests for information pursuant to CERCLA from the U.S. Environmental Protection Agency ("EPA") with respect to two landfill sites located in Toledo, Ohio. In 1994, Dura received a notice of potential liability under CERCLA from the EPA with respect to one of the sites. Dura responded to the requests and notice by explaining to the EPA that it had no involvement with these sites, which ceased operations prior to the formation of Dura in 1990. In October 1996, Dura received notice that a motion had been filed to add Dura as a defendant in a suit by the City of Toledo involving one of the sites. The complaint was never served on Dura. In January 1998, the City of Toledo moved to file an amended complaint which no longer named Dura as a defendant. Dura expects no further involvement in the litigation. In April 1998, Dura received correspondence from Lucas County, Ohio alleging that Dura is one of more than 60 entities with potential liability under CERCLA with respect to the King Road Landfill in Lucas County. Dura believes that the King Road Landfill ceased operations prior to the formation of Dura in 1990. Accordingly, Dura intends to deny all liability with respect to this matter.

     In connection with Dura's acquisition of certain assets from Wickes in 1990, and subject to a $750,000 threshold (which has been reached) up to a $2.5 million cap, Wickes agreed to indemnify Dura for environmental liabilities arising from the operation of the acquired facilities prior to the acquisition. Dura and Wickes subsequently agreed that Dura had provided Wickes with timely and adequate notice with respect to certain matters (including the matters described in the immediately preceding paragraphs) and that, subject to the limitations set forth in the agreement, those matters are covered by the Wickes indemnification. There can be no assurance, however, that all costs associated with such matters will ultimately be reimbursed by Wickes or that such costs will not exceed the indemnification cap. Dura does not currently believe that any liability associated with the foregoing matters will have a material adverse effect on Dura.

     In December 1996, Dura acquired the stock of KPI from Sparton Corporation ("Sparton"). In connection with the acquisition, the subsidiaries of Sparton retained their liability under CERCLA with respect to certain waste disposal sites, subject to indemnification by Sparton for liability in excess of a $1 million aggregate threshold amount, up to a $15 million aggregate cap. Of these sites, the sites as to which the subsidiaries' liability has not yet been resolved through a settlement are the Third Site in Zionsville, Indiana and the Northeast Gravel Site in Grand Rapids, Michigan. Based upon estimates provided by Sparton, the cost to resolve the liability of the acquired subsidiaries at the Sparton-related sites is not currently expected to be material to Dura.

     In January 1997, Dura acquired the stock of VOFA. The sellers agreed to indemnify Dura for environmental liabilities arising from the operation of the acquired facilities prior to the acquisition up to a $10 million aggregate cap. The sellers gave notice to Dura of potential environmental liabilities at the Dusseldorf facility that, subject to the limitations set forth in the agreement, should be covered by the indemnification. There can be no assurance, however, that all costs associated with such matters will ultimately be reimbursed by the sellers. Dura does not currently believe that any liability associated with the foregoing matters will be material to Dura.

     In August 1997, Dura acquired GT Automotive. In connection with the acquisition, a clean up report was commissioned to determine whether hazardous materials or hazardous substances were present in the soil, surface water or ground water at the Brantford and Windsor, Ontario facilities. Dura believes that the cost of any environmental remediation with respect to this matter will not be material to Dura.

     In March 1998, Dura acquired Universal. Universal is in the process of addressing certain environmental concerns, including the remediation of trichlorethylene contamination at or near its Butler, Indiana facility. The sellers in the Universal acquisition have agreed to indemnify Dura for environmental liabilities arising from the operation of the acquired facilities prior to the acquisition of Universal, including the present remediation efforts. There can be no assurance, however, that all costs associated with such matters will ultimately be reimbursed by the sellers in the Universal acquisition. Dura does not currently believe that any liability associated with such matters will be material to Dura.

     In connection with the acquisition of Trident from FKI (the "FKI Acquisition"), Phase I environmental assessments were performed at Trident's major facilities. The Phase I environmental assessments performed at the Kentwood, Michigan facility leased by Trident from FKI, indicated that this facility has chromium contamination of soil and groundwater, that is believed to have resulted from leakage from plastic plating operations in the 1970s. FKI has been performing remediation of chromium contamination in site groundwater under the supervision of the MDEQ and is proposing to install an expanded and upgraded groundwater containment system at the Kentwood facility. Remedial activities associated with the chromium contamination have been ongoing for approximately 15 years, and it is anticipated that such activities will continue in the near future.

     Under the terms of the Kentwood lease, FKI will be responsible for capital expenditures for certain agreed improvements to the groundwater containment system and Trident will pay the annual costs of operating and monitoring that system. In addition, the Kentwood lease provides that FKI will be solely responsible for the costs of remediation for any contamination by all hazardous substances that FKI caused. Trident, in turn, will be solely responsible for the costs of remediation for any contamination by all hazardous substances that it causes subsequent to the FKI Acquisition. However, if it cannot be determined whether FKI or Trident caused such contamination, Trident and FKI will jointly share such remediation costs as follows: (i) during the first five years of the Kentwood lease, Trident will pay 20% of such costs and (ii) such percentage will increase to 30% in the sixth year, 41% in the seventh year, 44% in the eighth year, 47% in the ninth year and 50% in the tenth and any subsequent year in the Kentwood lease. The Kentwood lease provides that Trident's remediation responsibility for such joint remedial efforts will be capped at $3.0 million for the first seven and one-half years and $5.0 million for the balance of the lease term. Under the lease, FKI is responsible for such joint remediation costs in excess of these caps.

     With the exception of the Kentwood facility, the Phase I environmental assessments conducted in connection with the FKI Acquisition did not reveal environmental matters involving actual liabilities that Trident believes are reasonably likely to be material to Dura. Under the terms of the FKI Acquisition agreement, in addition to the indemnification and other provisions contained in the Kentwood lease, FKI has agreed to indemnify Trident for any liabilities related to pre-closing disposal of hazardous materials at certain identified off-site locations by the Kentwood facility and for certain potential environmental liabilities at the Stratford, Ontario, Canada facility.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of Stockholders during the fourth quarter of 1998.


                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock has traded on the Nasdaq National Market under the symbol DRRA since August 14, 1996. The following table sets forth, for the periods indicated, the low and high closing sale prices for the Class A Common Stock as reported on the Nasdaq National Market:


                                                   Low                     High
        1997                                       ---                     ----
        ----
        First Quarter                             23 1/8                        27
        Second Quarter                            22 1/2                    28 3/4
        Third Quarter                                 27                    33 3/8
        Fourth Quarter                            23 7/8                    35 3/8

        1998
        -----
        First Quarter                             24 3/8                    32 1/2
        Second Quarter                            30 3/8                    40 1/4
        Third Quarter                                 20                    34 5/16
        Fourth Quarter                            20 5/8                    34 1/8

ITEM 6.   SELECTED FINANCIAL DATA

     The selected consolidated financial data for Dura presented below for, and as of the end of each of the years in the five-year period ended December 31, 1998, is derived from Dura Automotive Systems, Inc.'s Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent accountants. The consolidated financial statements at December 31, 1997 and 1998 and for each of the three years in the period ended December 31, 1998 and the auditor's report thereon are included elsewhere in this report. The consolidated financial statements at and for the years ended December 31, 1994, 1995 and 1996 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and

Dura's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

                                                       YEARS ENDED DECEMBER 31,
                              ---------------------------------------------------------------------------
                                     1994           1995           1996           1997           1998
                                     ----           ----           ----           ----           ----
INCOME STATEMENT DATA:
Revenues                        $   189,675     $   253,726    $   245,329    $  449,111       $739,467
Cost of sales                       170,625         219,559        207,810       375,086        608,518
S, G & A expense                     10,485          15,513         17,157        32,815         49,825
Amortization expense                    690           1,094          1,036         3,600          9,868
Operating income                      7,875          17,560         19,326        37,610         71,256
Interest expense, net                 3,473           4,822          2,589         9,298         20,267
Gain on sale of window
  regulator business                     --          (4,240)            --            --            --
Provision for income taxes            1,822           6,852          6,609        11,670         20,933
Net income                            2,580          10,126         10,128        16,642         26,024
---------------------------------------------------------------------------------------------------------
Basic earnings per share        $      0.75     $      2.04    $      1.57    $      1.89      $   2.43
Diluted earnings per share      $      0.75     $      2.03    $      1.57    $      1.88      $   2.37

                                     Dec. 31,         Dec. 31,
                                       1997             1998
                                   ----------        -----------
BALANCE SHEET DATA:
Working capital                    $   50,304        $  63,766
Total assets                          419,264          929,383
Long-term debt                        178,081          316,417
Stockholders' investment              101,708          238,037


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This discussion should be read in conjunction with Dura's Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.

GENERAL

     Dura ordinarily begins working on products awarded for new or redesigned models two to five years prior to the marketing of such models to the public. During such period, Dura incurs (i) costs related to the design and engineering of such product, (ii) costs related to the production of the tools and dies used to manufacture the new product and (iii) start-up costs associated with the initial production of such product. In general, design and engineering costs are expensed in the period incurred unless they are reimbursed by the customer. Costs incurred in the production of the tools and dies are generally capitalized and reimbursed by the customer prior to production. Start-up costs, which are generally incurred 30 to 60 days immediately prior to and immediately after initial production, are expensed as incurred.

COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997

REVENUES. Revenues for the year ended December 31, 1998 increased by $290.4 million, or 64.7%, to $739.5 million from $449.1 million for 1997. The increase in revenues relates primarily to the acquisitions of GT Automotive in August 1997, REOM in December 1997, Universal in March 1998, Trident in April 1998 and the Hinge Business in September 1998. These increases were partially offset by the effects of a strike at GM. Dura estimates the strike at GM decreased revenues by approximately $16.7 million for the year ended December 31, 1998.

COST OF SALES. Cost of sales for the year ended December 31, 1998 increased by $233.4 million, or 62.2%, to $608.5 million from $375.1 million for 1997. Cost of sales as a percentage of revenues for the year ended December 31, 1998 was 82.3% compared to 83.5% for 1997. The improvement in gross margin is primarily the result of lower costs of purchased materials and higher margins from efficiency improvements and plant rationalizations in acquired operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $17 million, or 51.8%, to $49.8 million for the year ended December 31, 1998 from $32.8 million for 1997. The increase is due primarily to incremental costs from the acquisitions discussed above. As a percentage of revenues, selling, general and administrative expenses were 6.7% for 1998 compared to 7.3% for 1997.

AMORTIZATION EXPENSE. Amortization expense increased from $3.6 million for the year ended December 31, 1997 to $9.9 million for 1998. The increase is the result of goodwill amortization arising from the acquisitions discussed above.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 was $20.3 million compared to $9.3 million for 1997. The increase was due principally to borrowings incurred related to the acquisitions discussed above.

INCOME TAXES. The effective income tax rate was 41.1% for 1998 compared to 41.2% for 1997. The effective rates differed from the statutory rates primarily as a result of higher foreign tax rates, state taxes and non-deductible goodwill amortization.

EQUITY IN LOSSES OF AFFILIATE. In January 1998, Dura and its joint venture partner, Excel Industries, Inc., exercised an option to increase its joint venture ownership interest in Pollone to 51%, and as of such date, began consolidating the results of Pollone into the results of the joint venture. Equity in losses of affiliate for the year ended December 31, 1998 represents Dura's share of the loss of the joint venture's operations in 1998.

MINORITY INTEREST. Minority interest for the year ended December 31, 1998 represents dividends, net of income tax benefits, on the 7 1/2% Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

EXTRAORDINARY ITEM. The extraordinary loss for the year ended December 31, 1998 represents the write-off, net of income taxes, of deferred financing costs related to Dura's former credit facility.

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

REVENUES. Revenues for 1997 increased by $203.8 million, or 83.1%, to $449.1 million from $245.3 million for 1996. Approximately $179.0 million of the increase relates to the acquisitions of KPI in December 1996, the VOFA in January 1997 and GT Automotive in August 1997. The remaining increase is due to increased production on models served by Dura and new program awards.

COST OF SALES. Cost of sales for 1997 increased by $167.3 million, or 80.5%, to $375.1 million from $207.8 million for 1996. As a percentage of revenues, cost of sales decreased to 83.5% for 1997 from 84.7% for 1996, resulting in an improved gross margin of 16.5% from 15.3% in the preceding year. The higher margins are a result of continued cost reduction efforts, including manufacturing process improvements such as cellular manufacturing, mistake proofing, improved capacity utilization through rationalization and consolidation of facilities and the effects of material cost reductions achieved through the centralization of purchasing efforts and the resulting greater purchasing power.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $15.7 million, or 91.3%, to $32.8 million for 1997 from $17.2 million for 1996. This increase is due to incremental costs from the acquisitions of KPI, VOFA and GT Automotive, engineering costs related to new business and costs associated with the greater involvement in the design, engineering and prototyping of systems for customers. As a percentage of revenues, selling, general and administrative expenses were 7.3% for 1997 compared to 7.0% for 1996.

INTEREST EXPENSE. Interest expense for 1997 increased by $6.7 million to $9.3 million from $2.6 million for 1996. The increase was due principally to borrowings incurred related to the acquisitions of KPI, VOFA and GT Automotive.

INCOME TAXES. The effective income tax rate for 1997 was 41.2% compared to 39.5% for 1996. The effective rates differed from the statutory rates primarily as a result of an increased proportion of Dura's earnings being derived in higher tax rate jurisdictions, such as Germany and Canada, state taxes and an increase in non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, Dura's bank credit agreement consisted of a $402.5 million secured credit facility. The facility provides for revolving credit facilities of $225.0 million, term loans of $100.0 million, an acquisition facility of $30.0 million and a twelve month interim loan of $47.5 million. The facilities have terms of five years and borrowings bear interest at the lender's reference rate or Eurocurrency rate. The credit facilities contain various restrictive covenants which limit additional indebtedness, investments, rental obligations and cash dividends. The credit facilities also require Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Borrowings are collateralized by the assets of Dura.

     In January 1997, Dura acquired all of the outstanding common stock of VOFA for approximately $38.0 million in cash and assumed indebtedness, plus contingent payments. VOFA designs and manufactures shifter cables and other light duty cables for the European automotive and industrial markets from facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain.

     In May 1997, Dura acquired the automotive parking brake business from Excel Industries, Inc. for approximately $2.9 million. The acquisition increased Dura's penetration of the parking brake market and expanded Dura's relationship with DaimlerChrysler.

     In August 1997, Dura acquired GT Automotive for approximately $45.0 million in cash and assumed indebtedness, plus contingent payments. GT Automotive designs and manufactures column-mounted shifter systems and turn signal and tilt lever assemblies for North American OEMs. The acquisition of GT Automotive, combined with Dura's existing position in console-based shifter systems, increased Dura's share of the North American shifter market. In addition, the acquisition added Nissan as a customer.

     In December 1997, Dura purchased approximately 19% of the outstanding common stock of Thixotech for approximately $0.5 million. Dura also loaned Thixotech an additional $2.8 million pursuant to notes which are convertible into additional common stock of Thixotech at Dura's option. Thixotech is currently pursuing the development of an alternative manufacturing technology for component parts.

     In December 1997, Dura acquired REOM, an Australian designer and manufacturer of jacks and parking brakes, for approximately $3.7 million. The acquisition added market penetration in parking brakes, added a new product (jacks) and established a presence in the Pacific Rim.

     In March 1998, Dura acquired Universal, a manufacturer of jacks for the North American automotive industry, for approximately $19.5 million. The acquisition provided Dura with a market presence for jacks in North America and added Honda as a significant new customer.

     In April 1998, Dura completed its acquisition of Trident. Trident had revenues of approximately $300 million in 1997, of which 69 percent was derived from sales of cable assemblies, principally to the automotive OEM market, and the balance from door handle assemblies, lighting and other products. Approximately 68 percent of Trident's revenues were generated in North America, 27 percent in Europe and the remainder in Latin America. Trident has manufacturing and technical facilities in Michigan, Tennessee, Arkansas, Canada, the United Kingdom, Germany, France and Brazil. Pursuant to the terms of the agreement, Dura acquired all of the outstanding equity interests of Trident for total consideration of $93.2 million in cash. In addition, Dura assumed $75 million of Trident's outstanding 10% Senior Subordinated Notes due 2005. Dura also repaid Trident's outstanding senior indebtedness of approximately $53 million.

     In August 1998, Dura acquired the Hinge Business for approximately $37.3 million. The Hinge Business has annual revenues of approximately $50.0 million and manufactures automotive hood and deck lid hinges.

     On March 20, 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of Dura, completed the offering of $55.3 million of its Preferred Securities, resulting in net proceeds of approximately $52.5 million. The Preferred Securities are redeemable, in whole or part, on or after March 31, 2001 and all Preferred Securities must be redeemed no later than March 31, 2028. The Preferred Securities are convertible, at the option of the holder, into Class A common stock of Dura at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42 7/8 per share.
The net proceeds of the offering were used to repay outstanding indebtedness.
 Dividends on the Preferred Securities, net of the related income tax benefit, are reflected as minority interest in the consolidated statement of operations.

     On June 17, 1998, Dura completed a secondary offering of 3,100,000 shares of its Class A common stock at an offering price of $32.75 per share ("Offering"). Net proceeds to Dura, after underwriting discounts and offering expenses, were approximately $95 million and were used to retire outstanding indebtedness. Certain stockholders of Dura converted 1,308,000 shares of Class B common stock of Dura into Class A stock and sold such Class A stock concurrent with the Offering. In addition, an employee of Dura exercised an option to acquire 5,000 shares of Class A common stock at an exercise price of $14.50 per share, and sold such Class A shares concurrent with the Offering. On July 1, 1998 the underwriters, pursuant to their over allotment option, purchased an additional 400,000 Class A shares from Dura resulting in net proceeds of approximately $12.4 million to Dura.

     During 1998, Dura provided cash from operations of $7.7 million, compared to $8.5 million in 1997. Cash generated from operations before changes in working capital items was $63.2 million for 1998 compared to $30.5 million for 1997. Increases in working capital used cash of $55.5 million in 1998 compared to $22.0 million in 1997. The increases in working capital is primarily the result of the timing of cash receipts and cash payments.

     Net cash used in investing activities was $167.5 million for 1998 as compared to $93.4 million in 1997. Net capital expenditures totaled $31.8 million for 1998 primarily for equipment and dedicated tooling purchases related to new or replacement programs with an additional $135.7 million used for the acquisitions of Universal, Trident and the Hinge Business. This compares with net capital expenditures of $16.2 million in 1997 and $70.5 million spent on the acquisitions of VOFA, GT Automotive and REOM.

     Net cash provided by financing activities totaled $176.6 million for 1998 compared with $87.6 million in 1997. Approximately $16.1 million of cash was provided through net borrowings. In addition, Dura received $52.5 million of net proceeds from the issuance of the Preferred Securities in March 1998 and $107.8 million of net proceeds from the issuance of common stock in June and July 1998.

     At December 31, 1998, Dura had unused borrowing capacity of approximately $72 million, under its most restrictive debt covenant. Dura believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Prior to any further acquisitions, Dura estimates its 1999 capital expenditures will approximate $34 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

     Dura typically experiences decreased revenues and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations.

EFFECTS OF INFLATION

     Inflation potentially affects Dura in two principal ways. First, a portion of Dura's debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, Dura has limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that Dura serves. In the past few years, however, inflation has not been a significant factor for Dura.

MARKET RISK

     The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes.

     The Company manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 1998, the Company had fixed rate debt of $81.1 million and variable rate debt of $250.8 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point increase in interest rates would decrease the unrealized fair market value of the fixed rate debt by approximately $4 million. The pre-tax earnings and cash flows impact for the next year resulting from a one percentage point increase in interest rates would be approximately $2.5 million, holding other variables constant.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of Dura's revenues during 1998 were derived from manufacturing operations in Europe, Latin America and Canada. The results of operations and financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     A significant portion of Dura's assets at December 31, 1998 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

     Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency and may, from time to time, engage in hedging programs intended to reduce Dura exposure to currency fluctuations.

YEAR 2000

     Dura is currently working to resolve the potential impact of the year 2000 on the processing of time-sensitive information by Dura's computerized information systems. Any of Dura's programs that have time-sensitive software may recognize the year "00" as 1900 rather than the year 2000. This could result in miscalculations, classification errors or system failures.

     While Dura's various operations are at different stages of Year 2000 readiness, Dura has completed its global compliance review. Based on the information available to date, Dura does not anticipate any significant readiness problems with respect to its systems.

     Dura's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating and factory floor systems) and are working on remediation, as appropriate, for these systems. The remediation may include repair, replacement or upgrading of specific systems and components, with priorities based on a business risk assessment. Dura expects that remediation activities for its internal systems will be completed during the second quarter of 1999, and contingency plans, as needed, before the end of the year.

     The most reasonably likely worst case scenario that Dura currently anticipates with respect to Year 2000 is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause a temporary interruption of materials or services that Dura needs to make its products, which could result in delayed shipments to customers and lost sales and profits for Dura. As the critical supplier assessments are completed, contingency plans have been developed, as necessary, to address the risks which were identified. These plans include resourcing materials or building inventory banks. Dura has aggressively addressed this issue with all major suppliers and believes contingency plan requirements have been properly communicated.

     Dura has spent approximately $2.1 million on Year 2000 activities to date and anticipates that it will incur additional future costs not to exceed $3.0 million in total in addressing Year 2000 issues.

     The outcome of Dura's Year 2000 program is subject to a number of risks and uncertainties, some of which (such as the availability of qualified computer personnel and the Year 2000 responses of third parties) are beyond its control. Therefore, there can be no assurances that Dura will not incur material remediation costs beyond the above anticipated future costs, or that Dura's business, financial condition, or results of operations will not be significantly impacted if Year 2000 problems with its systems, or with the products or systems of other parties with whom it does business, are not resolved in a timely manner.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Dura has not yet quantified the impacts of adopting SFAS No. 133 and has not yet determined the timing or method of adoption.

     In April 1998, the Financial Accounting Standards Board issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of start-up activities as incurred, versus capitalizing and expensing them over a period of time. Dura is currently in the process of assessing the impact of adopting SOP 98-5 and will adopt this new pronouncement in the first quarter of 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" and "Foreign Currency Transactions" sections of Item 7.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of Dura are hereby incorporated by reference to Exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     A.   DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in Dura's 1999 Proxy Statement.

     B.   EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to Dura's executive officers as of December 31, 1998:


       Name                               Age                   Position(s)
       ----                               ---                   -----------
S.A. Johnson..............................58         Chairman and Director
J. Richard Jones..........................56         Vice Chairman and Director
Karl F. Storrie...........................61         President, Chief Executive Officer and
                                                       Director
David R. Bovee............................49         Vice President
Joe A. Bubenzer...........................47         Senior Vice President
Mervyn J. Edgar...........................50         Vice President
Stephen E.K. Graham.......................41         Vice President and Chief Financial Officer
Robert R. Hibbs...........................36         Vice President and Director
John J. Knappenberger.....................52         Vice President
Milton D. Kniss...........................51         Vice President
Scott D. Rued.............................42         Vice President


     S.A. JOHNSON has served as Chairman and a Director of Dura since November 1990. Mr. Johnson is the founder, Chief Executive Officer and President of Hidden Creek, a private industrial management company based in Minneapolis, Minnesota, which has provided certain management and other services to Dura. Mr. Johnson is also the President of J2R Corporation ("J2R"). Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief

Operating Officer of Pentair, Inc., a diversified industrial company. From 1981 to 1985, Mr. Johnson was President and Chief Executive Officer of Onan Corp., a diversified manufacturer of electrical generating equipment and engines for commercial, defense and industrial markets. Mr. Johnson served as Chairman and a director of Automotive Industries Holding, Inc., a supplier of interior trim components to the automotive industry, from May 1990 to August 1995. Mr. Johnson is also Chairman and a director of Tower Automotive, Inc., a manufacturer of engineered metal stampings and assemblies for the automotive industry.

     J. RICHARD JONES has served as Vice Chairman and a Director of Dura since May 1998. Prior to the Trident Acquisition, Mr. Jones served as Group President and Chief Executive Officer of Trident's predecessor from June 1992 until December 1997 and as Chairman, Chief Executive Officer and Director of Trident from December 1997 until April 1998. From 1988 to June 1992, he served as President and Chief Operating Officer of the Process Automation Group of FKI (formerly known as the Process Control Group of FKI). In 1990, while serving in such capacity, he assumed the responsibility for the reorganization of the FKI Automotive Group. Prior thereto, Mr. Jones was Division President of Bristol Babcock, Inc., a process control company involved in the design and manufacture of telemetry equipment for the gas and water industry, and held a variety of positions in engineering, vehicular systems and operational management for the Varity Corporation.

     KARL F. STORRIE has served as President, Chief Executive Officer and a Director of Dura since March 1991. Prior to joining Dura and from 1986, Mr. Storrie was Group President of a number of aerospace manufacturing companies owned by Coltec Industries, a multi-divisional public corporation. Prior to becoming a Group President, Mr. Storrie was a Division President of two aerospace design and manufacturing companies for Coltec Industries from 1981 to 1986. During his thirty-five year career, Mr. Storrie has held a variety of positions in technical and operations management. Mr. Storrie is also a director of Argo-Tech Corporation, a manufacturer of aircraft fuel, boost and transfer pumps.

     DAVID R. BOVEE has served as Vice President of Dura since November 1990 and Chief Financial Officer of Dura from November 1990 to May 1997. Mr. Bovee also serves as Assistant Secretary for Dura. Prior to joining Dura, Mr. Bovee served as Vice President at Wickes in its Automotive Group from 1987 to 1990.

     JOE A. BUBENZER has had responsibility for European operation since June 1997. From October 1993 to May 1997, Mr. Bubenzer served as Vice President Sales/Engineering and was named Senior Vice President in 1995. Prior to joining Dura in October 1993, Mr. Bubenzer filled various executive positions with ITT Automotive, a supplier of components to the automotive industry, where he worked for six years, and, prior to such time, at GM, where he worked for 14 years.

     MERVYN J. EDGAR has served as Vice President of Dura since May 1998. Prior to the acquisition of Trident, Mr. Edgar served as General Manager of Trident from 1990 to May 1998 and as Manufacturing Manager of FKI Automotive Group's Dominion Controls Division in Stratford, Ontario and Milan, Tennessee from 1989 to 1990.

     STEPHEN E.K. GRAHAM has served as Vice President and Chief Financial Officer since joining Dura in June1997. From 1996 to May 1997, Mr. Graham was Chief Financial Officer of Cambridge Industries, Inc., a North American supplier of components to the automotive industry. From 1994 to 1996, Mr. Graham was Chief Financial Officer of Truck Components, Inc., a supplier of components to the automotive and heavy truck industry. From 1989 to 1994, Mr.

Graham held several positions with Magna International, Inc., an automotive components supplier.

     ROBERT R. HIBBS has served as a Director of Dura since August 1994 and as Vice President since November 1990. Mr. Hibbs, a stockholder of J2R, has also served as Vice President-Corporate Development of Hidden Creek since January 1994 and as its Director from April 1990 through December 1993. Prior thereto, Mr. Hibbs worked in the corporate finance area with Drexel Burnham Lambert, an investment banking firm, in New York from 1988 to 1990.

     JOHN J. KNAPPENBERGER has served as Vice President of Quality and Materials of Dura since December 1995. Mr. Knappenberger assumed responsibility for sales and engineering in June 1997. Prior to joining Dura, Mr. Knappenberger was Director of Quality for Carrier Corporation's North American Operations, manufacturers of heating and air conditioning systems, from February 1992. From 1985 to 1991, Mr. Knappenberger was employed by TRW Inc., a supplier of components to the automotive industry, beginning as Director of Quality in 1985 for the Steering and Suspension Division and becoming Vice President, Quality for the Automotive Sector in 1990.

     MILTON D. KNISS has served as Vice President of Operations of Dura since January 1994. From April 1991 until January 1994, Mr. Kniss served as Director of Michigan Operations for Dura. Mr. Kniss joined the predecessor in 1981 as a Divisional Purchasing Manager, served as Plant Manager of East Jordan, Michigan from 1982 until 1986, and Plant Manager of Gordonsville, Tennessee until 1991.

     SCOTT D. RUED has served as Vice President of Dura since November 1990. Mr. Rued, a stockholder of J2R, has also served as Executive Vice President and Chief Financial Officer of Hidden Creek since January 1994 and served as it Vice President--Finance and Corporate Development from June 1989 through 1993. Mr. Rued has served as Vice President, Corporate Development and a director of Tower Automotive, Inc. since April 1993. Mr. Rued served as Vice President, Chief Financial Officer and a director of Automotive Industries Holding, Inc. from April 1990 to 1995. Mr. Rued is also a director of The Rottlund Company, Inc., a corporation engaged in the development and sale of residential real estate.

     C.   SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in Dura's 1999 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in Dura's 1999 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" which appears in Dura's 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in Dura's 1999 Proxy Statement.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

          (1)  FINANCIAL STATEMENTS:
               - Report of Independent Public Accountants
               - Consolidated Balance Sheets as of  December 31, 1997 and 1998
               - Consolidated Statements of Operations for the Years Ended
                 December 31, 1996, 1997 and 1998
               - Consolidated Statements of Stockholders' Investment for the
                 Years Ended December 31, 1996, 1997 and 1998
               - Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 1996, 1997 and 1998
               - Notes to Consolidated Financial Statements

          (2)    FINANCIAL STATEMENT SCHEDULES:
               - Financial Statement Schedule II - Valuation and Qualifying
                 Accounts.

          (3)    EXHIBITS: See "Exhibit Index" beginning on page 36.

     (b)  REPORTS ON FORM 8-K
          None.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DURA AUTOMOTIVE SYSTEMS, INC.

Date:  February 25, 1999                    By /s/ S.A. Johnson
                                              --------------------------------
                                               S.A. Johnson, Chairman

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


Signature                                   Title                                           Date
---------                                   -----                                           ----
/s/ S.A. Johnson                            Chairman and Director                   February 25, 1999
------------------------------------
S.A. Johnson

/s/ J. Richard Jones                        Vice Chairman and Director              February 25, 1999
------------------------------------
J. Richard Jones

/s/ Karl F. Storrie                         President, Chief Executive              February 25, 1999
------------------------------------          Officer (Principal Executive
Karl F. Storrie                               Officer) and Director


/s/ Robert R. Hibbs                         Vice President and                      February 25, 1999
------------------------------------          Director
Robert R. Hibbs

/s/ Robert E. Brooker, Jr.                  Director                                February 25, 1999
------------------------------------
Robert E. Brooker, Jr.

/s/ W.H. Clement                            Director                                February 25, 1999
------------------------------------
W.H. Clement

/s/ Jack K. Edwards                         Director                                February 25, 1999
------------------------------------
Jack K. Edwards

/s/ John C. Jorgensen                       Director                                February 25, 1999
------------------------------------
John C. Jorgensen

/s/ James O'Loughlin                        Director                                February 25, 1999
------------------------------------
James O'Loughlin

/s/ Robert J. Orscheln                      Director                                February 25, 1999
------------------------------------
Robert J. Orscheln

/s/ William L. Orscheln                     Director                                February 25, 1999
------------------------------------
William L. Orscheln

/s/ Eric J. Rosen                           Director                                February 25, 1999
------------------------------------
Eric J. Rosen

/s/ Stephen E.K. Graham                     Vice President and Chief                February 25, 1999
------------------------------------        Financial Officer (Principal
Stephen E.K. Graham                           Accounting Officer)

                           DURA AUTOMOTIVE SYSTEMS, INC.
                           EXHIBIT INDEX TO ANNUAL REPORT
                                    ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998



                                                                                               Page Number in
                                                                                               Sequential
                                                                                               Numbering
                                                                                               of all Form 10-K
    Exhibit                                                                                    and Exhibit Pages
    -------                                                                                    -----------------
     3.1       Form of Amended and Restated Certificate of Incorporation of Dura,                   *
               incorporated by reference to Exhibit 3.1 of the Registrant's Form S-1,
               Registration No. 333-06601 filed under the Securities Act of 1933 (the "S-1").
     3.2       Form of Amended and Restated By-laws of Dura, incorporated by                        *
               reference to Exhibit 3.2 of the S-1.
     4.1       Stockholders Agreement, dated as of August 31, 1994, by and among the                *
               Company, Onex U.S. Investments, Inc., J2R, Alkin, the HCI Stockholders
               (as defined therein) and the Management Stockholders (as defined therein), incorporated by reference to Exhibit 4.1 of the S-1.
     4.2       Amendment to Stockholders Agreement, dated May 17, 1995, by and between              *
               Dura, Onex DHC LLC, J2R, Alkin, the HCI Stockholders (as defined therein)
               and the Management Stockholders (as defined therein), incorporated by reference to Exhibit 4.2 of the S-1.
     4.3       Registration Agreement, dated as of August 31, 1994, among Dura,                     *
               Alkin and the MC Stockholders (as defined therein), incorporated by reference to Exhibit 4.3 of the S-1.
     4.4       Amendment to Registration Agreement, dated May 17, 1995, by and between              *
               Dura, the MC Stockholders (as defined therein) and Alkin, incorporated by reference to Exhibit 4.4 of the S-1.
     4.5       Investor Stockholder Agreement, dated as of August 31, 1994, by and among            *
               Dura, Onex U.S. Investments, Inc., J2R and certain other stockholders party thereto, incorporated by reference to Exhibit 4.5 of the S-1.
     4.6       Form of certificate representing Class A Common Stock of Dura,                       *
               incorporated by reference to Exhibit 4.6 of the S-1.
     4.7       Amended and Restated Multicurrency Credit Agreement, dated December 5,               *
               1996, among Dura Operating Corp., Kimanus Vermogensverwaltung GmbH, the various financial institutions parties thereto, Bank of America NT&SA, as agent, and BA
               Securities, Inc., as the arranger incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K dated December 20, 1996.
     4.8       Consolidated Amendment No. 1 to Amended and Restated Multicurrency Credit            *
               Agreement, dated August 29, 1997, by and among Dura Operating Corp., Kimanus
               Vermogensverwaltung GmbH, the various commercial lending institutions parties thereto, as lenders, and Bank of America NT&SA, as agent, incorporated by reference to Exhibit 4.2 of the Registrant's Form 8-K dated September 12, 1997.
     10.1      Joint Venture Agreement, dated as of August 31, 1994, by and among the               *
               Company, Alkin, MCHC, Onex and J2R, incorporated by reference to Exhibit 10.1 of the S-1.
     10.2**    Management Contribution Agreement, dated as of August 31, 1994, by and               *
               among Dura, Kim B. Clark and the Management Stockholders (as defined therein), incorporated by reference to Exhibit 10.2 of the S-1.



     10.3**    Management Agreement, dated as of August 31, 1994, by and between                    *
               Hidden Creek and Dura Operating Corp. (formerly known as Dura Automotive Systems,
               Inc.) ("Dura Operating"), incorporated by reference to Exhibit 10.3 of the S-1.
     10.4**    Stock Option Agreement, dated as of August 31, 1994, between Dura                    *
               and Alkin, incorporated by reference to Exhibit 10.4 of the S-1.
     10.5**    Stock Option Agreement, dated as of August 31, 1994, between Dura                    *
               and Kim B. Clark, incorporated by reference to Exhibit 10.5 of the S-1.
     10.6      Subordinated Promissory Note, dated August 31, 1994, of Dura in the                  *
               amount of $2,000,000 in favor of Alkin, incorporated by reference to Exhibit
               10.6 of the S-1.
     10.7      Subordinated Promissory Note, dated August 31, 1994, of MCHC in the amount           *
               of $1,800,000 in favor of Onex Ohio Holdings, Inc., incorporated by reference to Exhibit 10.7 of the S-1.
     10.8      Subordinated Promissory Note, dated August 31, 1994, of MCHC in the amount           *
               of $200,000 in favor of J2R, incorporated by reference to Exhibit 10.8 of the S-1.
     10.9      Credit Agreement, dated as of August 31, 1994, among Dura Operating, certain         *
               commercial lending institutions, The Bank of Nova Scotia, Comerica Bank, The
               Chase Manhattan Bank and Continental Bank, incorporated by reference to
               Exhibit 10.9 of the S-1.
     10.10     Security Agreement, dated as of August 31, 1994, between Dura Operating and          *
               Continental Bank, as agent, incorporated by reference to Exhibit 10.10 of the S-1.
     10.11     Pledge Agreement, dated as of August 31, 1994, entered into by Dura Operating        *
               in favor of Continental Bank, as agent, incorporated by reference to Exhibit
               10.11 of the S-1.
     10.12     Guaranty, dated August 31, 1994, by Dura de Mexico S.A. de C.V. ("Dura               *
               Mexico") in favor of the Agents, the Co-Agents and the Lenders (each as defined therein), incorporated by reference to Exhibit 10.12 of the S-1.
     10.13     Accounts Receivable Pledge Agreement, dated as of August 31, 1994, by                *
               and between Continental Bank, as agent, and Dura Mexico, incorporated by reference to Exhibit 10.13 of the S-1.
     10.14     Corporate Guaranty, dated August 31, 1994, by MCHC in favor of the Agent,            *
               Co-Agents and Lenders (each as defined therein), incorporated by reference to Exhibit 10.14 of the S-1.
     10.15     Pledge Agreement, dated as of August 31, 1994, by MCHC in favor of                   *
               Continental Bank, as agent, incorporated by reference to Exhibit 10.15 of the S-1.
     10.16     Letter Agreement, dated August 25, 1994, between Dura and Ford,                      *
               incorporated by reference to Exhibit 10.16 of the S-1.
     10.17     Promissory Note, dated December 31, 1991, of Karl F. Storrie in favor of             *
               Continental Bank, as agent, incorporated by reference to Exhibit 10.17 of the S-1.
     10.18     Asset Purchase Agreement, dated March 23, 1995, by and among Dura                    *
               Operating, Dura and Rockwell International Corporation, incorporated by reference to Exhibit 10.18 of the S-1.
     10.19     Subscription Agreement, dated as of June 26, 1995, by and between the                *
               Company and the persons listed on the signature pages thereto, incorporated by reference to Exhibit 10.19 of the S-1.
     10.20     Subscription Agreement, dated as of June 26, 1995, by and between the                *
               Company, David P. Klosterman and Craig L. Lamiman, incorporated by reference to Exhibit 10.20 of the S-1.
     10.21**   Letter Agreement, dated November 9, 1995, between Dura and John J.                   *
               Knappenberger, incorporated by reference to Exhibit 10.21 of the S-1.
     10.22**   Letter Agreement, dated August 16, 1994, between Dura and Craig L.                   *
               Lamiman, incorporated by reference to Exhibit 10.21.1 of the S-1.
     10.23**   Letter Agreement, dated September 1, 1994, between Dura and David                    *



               P. Klosterman, incorporated by reference to Exhibit 10.21.2 of the S-1.
     10.24     Lease, entered into as of January 5, 1988, between the City of Moberly,              *
               Missouri and Alkin, incorporated by reference to Exhibit 10.22 of the S-1.
     10.25     Net Lease, made as of March 16, 1995, by and between First Industrial                *
               Financing Partnership, L.P. ("First Industrial") and Dura Operating, incorporated by reference to Exhibit 10.23 of the S-1.
     10.26     First Addendum to New Lease, dated April 24, 1995, between First Industrial          *
               and Dura Operating, incorporated by reference to Exhibit 10.24 of the S-1.
     10.27     Lease of Office Space, dated June 14, 1991, between 80 South Eight Street            *
               Limited Partnership ("Eighth Street") and Hidden Creek, incorporated by reference to Exhibit 10.25 of the S-1.
     10.28     Amendment and Renewal of Lease, made as of April 30, 1993, by and                    *
               between Eighth Street and Hidden Creek, incorporated by reference to Exhibit
               10.26 of the S-1.
     10.29**   Form of 1996 Key Employee Stock Option Plan, incorporated by reference to            *
               Exhibit 10.27 of the S-1.
     10.30**   Form of Independent Director Stock Option Plan, incorporated by reference to         *
               Exhibit 10.28 of the S-1.
     10.31**   Form of Employee Stock Discount Purchase Plan, incorporated by reference to          *
               Exhibit 10.29 of the S-1.
     10.32     Form of Amended and Restated Stockholders Agreement, incorporated by                 *
               reference to Exhibit 10.30 of the S-1.
     10.33     Form of Amended and Restated Investor Stockholders Agreement, incorporated           *
               by reference to Exhibit 10.31 of the S-1.
     10.34     Stock and Asset Purchase Agreement, dated October 3, 1996, among Sparton             *
               Corporation, Sparton Engineered Products, Inc., Lake Odessa Sparton Group and
               Dura Automotive Systems, Inc. incorporated by reference to Exhibit 2.1 of the
               Registrant's Form 8-K dated December 20, 1996.
     10.35     Stock Purchase Agreement, dated August 1, 1997, by and among Dura Shifter            *
               Holding Corp. and the various selling shareholders, incorporated by reference to
               Exhibit 2.1 of the Registrant's Form 8-K dated September 12, 1997.
     23.1      Consent of Arthur Andersen LLP filed herewith.                                       --
     27.1      Financial Data Schedule filed herewith.                                              --
     99.1      Consolidated Financial Statements of Dura for the Year Ended                         --
               December 31, 1998 together with Report of Independent Public Accountants filed herewith.

------------------------
*    Incorporated by reference.
**   Indicates compensatory arrangement.