Form 10-Q
period 1999-03-31
DURA AUTOMOTIVE SYSTEMS INC
filed 1999-05-17
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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
The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at April 30, 1999 was 13,948,116 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at April 30, 1999 was 3,325,305 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operations for the
                    Three Months Ended March 31, 1999 and 1998 (unaudited)

                    Condensed Consolidated Balance Sheets at March 31, 1999
                    (unaudited) and December 31, 1998

                    Condensed Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1999 and 1998 (unaudited)

                    Notes to Condensed Consolidated Financial Statements (unaudited)

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk

PART II       OTHER INFORMATION

         Item 1.      Legal Proceedings

         Item 6.      Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                  Three Months Ended March 31,
                                                              -----------------------------------
                                                                  1999               1998
                                                              --------------    ---------------
Revenues                                                        $   264,701       $   125,746
Cost of sales                                                       218,219           104,471
                                                              --------------    ---------------
        Gross profit                                                 46,482            21,275
Selling, general and administrative expenses                         16,897             9,160
Amortization expense                                                  3,685             1,251
                                                              --------------    ---------------
        Operating income                                             25,900            10,864
Interest expense, net                                                 6,895             2,938
                                                              --------------    ---------------
        Income before provision for income taxes,
        equity in losses of affiliate and minority
        interests                                                    19,005             7,926

Provision for income taxes                                            7,711             3,274
Equity in losses of affiliate and minority
  interests                                                           1,342                --
Minority interest - dividends on trust preferred
  securities, net                                                       611                76
                                                              --------------    ---------------
          Income before extraordinary item and
            accounting change                                         9,341             4,576
Extraordinary item - loss on early
  extinguishment of debt, net                                        (2,702)               --
Cumulative effect of change in accounting, net                       (3,147)               --
                                                              --------------    ---------------
        Net income                                            $       3,492     $       4,576
                                                              --------------    ---------------
                                                              --------------    ---------------

Basic earnings per common share:
  Income before extraordinary item and
    accounting change                                         $        0.73     $         0.52
  Extraordinary item                                                  (0.21)               --
  Cumulative effect of change in accounting                           (0.25)               --
                                                              --------------    ---------------
                                                              --------------    ---------------
        Net income                                            $        0.27     $        0.52
                                                              --------------    ---------------
                                                              --------------    ---------------
  Basic shares outstanding                                           12,877             8,826
                                                              --------------    ---------------
                                                              --------------    ---------------
Diluted earnings per common share:
  Income before extraordinary item and
    accounting change                                         $        0.70       $       0.52
  Extraordinary item                                                  (0.19)               --
  Cumulative effect of change in accounting                           (0.22)               --
                                                              --------------    ---------------
       Net income                                             $        0.29       $      0.52
                                                              --------------    ---------------
                                                              --------------    ---------------
Diluted shares outstanding                                           14,253             9,012
                                                              --------------    ---------------
                                                              --------------    ---------------

         The accompanying notes are an integral part of these condensed consolidated statements.

                                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                             (AMOUNTS IN THOUSANDS)

                                                                          March 31,            December 31,
                             Assets                                          1999                  1998
------------------------------------------------------------------     -----------------      ----------------
                                                                         (unaudited)
Current assets:

       Cash and cash equivalents                                       $        39,267          $       20,544
       Accounts receivable, net                                                471,282                 158,465
       Inventories                                                             150,471                  50,498
       Other current assets                                                    129,082                  45,924
                                                                       -----------------      ----------------
             Total current assets                                              790,102                 275,431
                                                                       -----------------      ----------------

Property, plant and equipment, net                                             523,287                 188,732

Goodwill, net                                                                  898,342                 435,960

Deferred income taxes and other assets, net                                     48,836                  29,260
                                                                       -----------------      ----------------
                                                                       $     2,260,567        $        929,383
                                                                       -----------------      ----------------
                                                                       -----------------      ----------------

            Liabilities and Stockholders' Investment
------------------------------------------------------------------

Current liabilities:

       Current maturities of long-term debt                            $        14,945         $        15,489
       Accounts payable                                                        283,125                  99,512
       Accrued liabilities                                                     226,142                  96,664
                                                                       -----------------      ----------------
             Total current liabilities                                         524,212                 211,665
                                                                       -----------------      ----------------

Long-term debt, net of current maturities                                    1,057,146                 316,417
Other noncurrent liabilities                                                   230,497                 108,014

Mandatorily redeemable convertible trust preferred securities                   55,250                  55,250
                                                                       -----------------      ----------------
Stockholders' investment:

       Preferred stock                                                               -                       -
       Common stock - Class A                                                      140                      90
       Common stock - Class B                                                       33                      33
       Additional paid-in capital                                              335,884                 171,377
       Retained earnings                                                        70,544                  67,052
       Accumulated other comprehensive loss -
         cumulative translation adjustment                                     (13,139)                   (515)
                                                                       -----------------      ----------------
             Total stockholders' investment                                    393,462                 238,037
                                                                       -----------------      ----------------
                                                                       $     2,260,567        $        929,383
                                                                       -----------------      ----------------
                                                                       -----------------      ----------------

           The accompanying notes are an integral part of these condensed consolidated balance sheets.

                               DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                  1999                 1998
                                                                             ----------------     ---------------
OPERATING ACTIVITIES:

      Net income                                                               $     3,492          $     4,576
      Adjustments to reconcile net income to
        net cash provided by (used in) operating activities -

         Depreciation and amortization                                              10,507                3,067
         Deferred income taxes                                                      (3,057)                  --
         Equity in losses of affiliates and minority interest                        1,342                   --
         Extraordinary loss on extinguishment of debt                                2,702                   --
         Cumulative effect of change in accounting, net                              3,147                   --
         Changes in other operating items                                          (17,746)              (9,785)
                                                                             ----------------     ---------------

         Net cash provided by (used in) operating activities                           387               (2,142)
                                                                             ----------------     ---------------

INVESTING ACTIVITIES:

      Acquisitions, net of cash acquired                                          (540,133)             (18,578)
      Capital expenditures, net                                                     (5,994)              (3,733)
      Other                                                                          2,227                   --
                                                                             ----------------     ---------------

         Net cash used in investing activities                                    (543,900)             (22,311)
                                                                             ----------------     ---------------

FINANCING ACTIVITIES:

      Proceeds from borrowings                                                     904,680               67,903
      Repayment of debt                                                           (321,761)             (53,403)
      Debt issuance costs                                                          (19,537)                  --
      Proceeds from issuance of common stock and
        exercise of stock options                                                      770                  256
      Proceeds from issuance of preferred securities                                    --               52,566
                                                                             ----------------     ---------------

         Net cash provided by financing activities                                 564,152               67,322
                                                                             ----------------     ---------------

EFFECT OF EXCHANGE RATE ON CASH                                                     (1,916)                 (79)
                                                                             ----------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           18,723               42,790

CASH AND CASH EQUIVALENTS:

      Beginning of period                                                           20,544                4,148
                                                                             ----------------     ---------------

      End of period                                                            $    39,267           $   46,938
                                                                             ----------------     ---------------
                                                                             ----------------     ---------------

           The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The accompanying condensed consolidated financial statements have been prepared by Dura Automotive Systems, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company's 1998 Annual Report to Stockholders.

     Revenues and operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Inventories consisted of the following (in thousands):

                                        Mar. 31, 1999          Dec. 31, 1998
                                       -----------------      -----------------
           Raw materials                      $  73,375             $   23,067
           Work-in-process                       41,087                 11,155
           Finished goods                        36,009                 16,276
                                       -----------------      -----------------
                                              $ 150,471              $  50,498
                                       -----------------      -----------------
                                       -----------------      -----------------

3. Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the quarter. Diluted earnings per share include (i) the effects of outstanding stock options using the treasury stock method and (ii) the conversion of the Preferred Securities from their date of issuance on March 20, 1998 as follows (in thousands, except per share amounts):

                                                                          Three Months Ended March 31,
                                                                   --------------------------------------
                                                                        1999                 1998
                                                                   ----------------    ------------------
     Net income                                                         $  3,492            $   4,576
     Interest expense on mandatorily redeemable
       convertible preferred securities, net of tax                          611                   76
                                                                   ----------------    -----------------
     Net income applicable to common
       stockholders -- diluted                                          $  4,103            $   4,652
                                                                   ----------------    -----------------
                                                                   ----------------    -----------------

     Weighted average number of Class A
       common shares outstanding                                           9,552                4,172
     Weighted average number of Class B
       common shares outstanding                                           3,325                4,654
                                                                   ----------------    -----------------
                                                                          12,877                8,826
     Dilutive effect of outstanding stock options
       after application of the treasury stock method                         87                   28
     Dilutive effect of mandatorily redeemable
       convertible preferred securities, assuming
       conversion                                                          1,289                  158
                                                                   ----------------    -----------------
     Diluted shares outstanding                                           14,253                9,012
                                                                   ----------------    -----------------
                                                                   ----------------    -----------------

     Basic earnings per share                                         $     0.27           $     0.52
                                                                   ----------------    -----------------
                                                                   ----------------    -----------------

     Diluted earnings per share                                       $     0.29           $     0.52
                                                                   ----------------    -----------------
                                                                   ----------------    -----------------


4. In March 1998, the Company acquired Universal Tool & Stamping Co., Inc. ("Universal"), a manufacturer of jacks for the North American automotive industry, for approximately $18.0 million. The acquisition provided the Company with a market presence for jacks in North America and added Honda as a significant new customer.

     In April 1998, the Company acquired all of the outstanding equity interests of Trident Automotive plc ("Trident"). Trident had revenues of approximately $300 million in 1997, of which 69 percent was derived from sales of cable assemblies, principally to the automotive OEM market, and the balance from door handle assemblies, lighting and other products. Approximately 68 percent of Trident's revenues were generated in North America, 27 percent in Europe and the remainder in Latin America. Trident's operations are headquartered in Michigan with manufacturing and technical facilities in Michigan, Tennessee, Arkansas, Canada, the United Kingdom, Germany, France and Brazil. Pursuant to the terms of the agreement, the Company acquired all of the outstanding equity interests of Trident for total consideration of $87.5 million in cash. In addition, the Company assumed $75.0 million of Trident's outstanding 10% Senior Subordinated Notes due 2005. The Company also repaid Trident's outstanding senior indebtedness of approximately $53.0 million. The acquisition of Trident was financed with borrowings under the Company's credit facility.

     In August 1998, the Company acquired the hinge business ("Hinge") of Tower Automotive, Inc. for approximately $37.0 million. Hinge, which has annual revenues of approximately $50.0 million, manufactures automotive hood and deck lid hinges.

     On March 15, 1999, Dura acquired through a cash tender offer approximately 95% of the outstanding ordinary shares of Adwest Automotive plc ("Adwest"). Adwest has annual revenues of approximately $400 million and is a supplier of driver control products primarily for European OEMs. The Company paid approximately $320 million to acquire all of the outstanding shares of Adwest, including the assumption of approximately $106.1 million in indebtedness in connection with the acquisition of Adwest.

     On March 23, 1999, the Company completed its merger with Excel Industries, Inc. ("Excel"). Excel has annual revenues of approximately $1.1 billion of which 75 percent is derived from the automotive/light truck market and the remainder from the recreational vehicle, mass transit and heavy truck markets. Approximately 78 percent of Excel's revenues is generated in North America with the remainder in Europe. The Company issued an aggregate of approximately 5.1 million shares of its Class A Common Stock and paid $155.5 million in cash to Excel's former shareholders. The Company also assumed approximately $100.0 million of indebtedness in connection with the merger with Excel.

     The cash consideration related to the acquisitions of Adwest and Excel was financed with Borrowings under a new credit facility which is further described in Note 5.

     The acquisitions of Universal, Trident, Hinge, Excel and Adwest have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value as of the dates of acquisition, with the excess purchase price recorded as goodwill. With respect to the acquisitions of Trident, Hinge, Excel and Adwest, the assets and liabilities have been recorded based upon preliminary estimates of fair value. At March 31, 1999, liabilities for approximately $44.5 million for costs associated with the shutdown and consolidation of certain acquired facilities and $30.9 million in severance costs are recorded on the condensed consolidated balance sheet. No additional reserves were recorded during the first quarter of 1999.
     The Company is further evaluating the fair value of certain assets acquired and liabilities assumed. As a result, the final evaluation will likely result in adjustments to the preliminary allocations which may result in changes to goodwill.

     The accompanying unaudited pro forma condensed results of operations for the three months ended March 31, 1999 give effect to the acquisitions of Adwest and Excel and the offering of the Senior Subordinated Notes, which is further described in Note 5, as if such transactions had occurred at the beginning of the period and exclude the effects of the extraordinary loss. The accompanying unaudited pro forma condensed results of operations for the three months ended March 31, 1998 give effect to the transactions described above, the acquisitions of Universal, Trident and Hinge, the offering of Class A common stock, which is further described in Note 7, and the offering of the Convertible Trust Preferred Securities, which is further described in Note 6, as if such transactions had occurred at the beginning of the period and exclude the effects of the extraordinary loss. The 1998 results of operations of Trident for the period prior to its acquisition date, which are included in the unaudited pro forma financial information, reflect pretax charges of approximately $3.6 million relating to the recognition of obligations to certain Trident customers. The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company' results of future operations (in thousands, except per share data):

                                                             Pro Forma for the
                                                        Three Months Ended March 31,
                                                   --------------------------------------
                                                          1999                1998
                                                   -------------------  -----------------
              Revenues                                     $  653,752      $627,033
              Operating income                                 49,285        40,028
              Net income                                       13,540        10,921
              Basic earnings per share                     $     0.77      $   0.63
              Diluted earnings per share                         0.75          0.62


5. Long-term debt consisted of the following (in thousands):

                                                                        March 31,           December 31,
                                                                           1999                 1998
                                                                     -----------------    -----------------
                Bank Credit Facility:
                  Tranche A and B term loans                               $  525,740     $              -
                  Interim term loan                                           200,000                    -
                  Revolving credit facility                                   100,086                    -
                Trident 10% senior subordinated
                  notes, due 2005                                              80,934               81,150
                Old Bank Credit Agreement                                           -              243,510
                Other                                                         165,331                7,246
                                                                     -----------------    -----------------
                                                                            1,072,091              331,906
                Less-current maturities                                       (14,945)             (15,489)
                                                                     -----------------    -----------------
                Total long-term debt                                   $    1,057,146      $       316,417
                                                                     -----------------    -----------------
                                                                     -----------------    -----------------

     In connection with the acquisitions of Adwest and Excel, the Company entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of March 31, 1999, rates on borrowings under the Credit Agreement ranged from 5.28% to 10.0%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The Company was in compliance with the covenants as of March 31, 1999. Borrowings under the Credit Agreement are collateralized by the assets of the Company.

     The Credit Agreement provides the Company with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of March 31, 1999, $84.0 million of borrowings were denominated in US dollars, $3.4 million of borrowings were denominated in Canadian dollars, $2.5 million of borrowings were denominated in Australian dollars, $4.5 million of borrowings were denominated in Euros, and $5.7 million in British pound sterling.

     In connection with the termination of the Company's former credit facility, the Company wrote-off deferred financing costs of approximately $2.7 million, net of income taxes. This charge is reflected as an extraordinary item in the accompanying statement of operations for the three months ended March 31, 1999.

     On April 23, 1999, the Company completed the offering of $300 million and Euro 100 million of senior subordinated notes ("Subordinated Notes"). The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $297.0 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million will be used for general corporate purposes.

     In December 1997, Trident issued senior subordinated notes with a face value of $75 million. The notes bear interest at 10%, payable semiannually, and are due in December 2005. The notes were recorded at their fair value of $81.2 million. The premium in excess of face value will be amortized over the life of the notes using the effective interest method.

6. On March 20, 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $55.3 million of its 7 1/2% Convertible Trust Preferred Securities ("Preferred Securities"), resulting in net proceeds to the Company of approximately $52.6 million. The Preferred Securities are redeemable, in whole or part, on or after March 31, 2001 and all Preferred Securities must be redeemed no later than March 31, 2028. The Preferred Securities are convertible, at the option of the holder, into Class A common stock of the Company at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42 7/8 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Dividends on the Preferred Securities, net of the related income tax benefit, are reflected as minority interest in the accompanying condensed consolidated statements of operation.

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

7. On June 17, 1998, the Company completed a public offering of 3,100,000 shares of its Class A common stock at an offering price of $32.75 per share ("Offering"). Net proceeds to the Company, after underwriting discounts and offering expenses, were approximately $95.0 million. Proceeds from the Offering were used to retire outstanding indebtedness. Certain stockholders of the Company converted 1,308,000 shares of Class B common stock of the Company into Class A stock and sold such Class A stock concurrent with the Offering. In addition, an employee of the Company exercised an option to acquire 5,000 shares of Class A common stock at an exercise price of $14.50 per share, and sold such Class A shares concurrent with the Offering. On July 1, 1998 the underwriters, pursuant to their over-allotment option, purchased an additional 400,000 Class A shares resulting in additional net proceeds of approximately $12.4 million to the Company.

8. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. The Company had a comprehensive loss of approximately $9.1 million for the three months ended March 31, 1999 and comprehensive income of approximately $3.7 million for the three months ended March 31, 1998.

9. Effective January 1, 1999, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs associated with certain start-up activities be expensed as incurred versus capitalizing and expensing them over a period of time. Previously, the Company capitalized certain design and engineering costs which related to future programs and amortized these costs over the life of the program once production began. Pursuant to the provisions of SOP 98-5, the Company wrote off the unamortized balance of such capitalized costs, net of income tax benefits, of approximately $3.1 million. The write-off is reflected as a cumulative effect of change in accounting in the accompanying condensed consolidated statement of operations for the three months ended March 31, 1999.

     In June 1998 the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133.

10. Supplemental cash flow information (in thousands):

                                                  Three Months Ended March 31,
                                              --------------------------------------
                                                    1999                 1998
                                              -----------------    -----------------
          Cash paid for -
                Interest                              $  7,637      $         3,032
                Income taxes                             3,731                2,410

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES -- Revenues of $264.7 million for the three months ended March 31, 1999 increased substantially over $125.7 million for the three months ended March 31, 1998. The increase in revenues is primarily the result of the acquisitions of Universal in March 1998, Trident in April 1998, the Hinge Business in September 1998, Excel in March 1999 and Adwest in March 1999.

COST OF SALES -- Cost of sales for the three months ended March 31, 1999 increased by $113.7 million to $218.2 million from $104.5 million for the three months ended March 31, 1998. Cost of sales as a percentage of revenues for the three months ended March 31, 1999 was 82.4% compared to 82.1% for the three months ended March 31, 1998. The corresponding improvement in gross margins is primarily the result of lower costs of purchased materials and higher margins from efficiency improvements and plant rationalizations in acquired operations.

S, G & A EXPENSES -- Selling, general and administrative expenses were $16.9 million for the three months ended March 31, 1999 compared to $9.2 million for the three months ended March 31, 1998. The increase was due primarily to incremental costs from the acquisitions discussed above. As a percentage of revenues, selling, general and administrative expenses were 6.4% for the three months ended March 31, 1999 compared to 7.3% for the three months ended March 31, 1998.

INTEREST EXPENSE -- Interest expense for the three months ended March 31, 1999 was $6.9 million compared to $2.9 million for the three months ended March 31, 1998. The increase was due principally to borrowings incurred related to the acquisitions discussed above.

INCOME TAXES -- The effective income tax rate was 40.6% for the three months ended March 31, 1999 and 41.3% for the three months ended March 31, 1998. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisitions of Adwest and Excel, the Company entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of March 31, 1999, rates on borrowings under the Credit Agreement ranged from 5.28% to 10.0%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000 and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The Company was in compliance with the covenants as of March 31, 1999. Borrowings under the Credit Agreement are collateralized by the assets of the Company.

The Credit Agreement provides the Company with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of March 31, 1999, $84.0 million of borrowings were denominated in US dollars, $3.4 million of borrowings were denominated in Canadian dollars, $2.5 million of borrowings were denominated in Australian dollars, $4.5 million of borrowings were denominated in Euros, and $5.7 million in British pound sterling.

In connection with the termination of the Company's former credit facility, the Company wrote-off deferred financing costs of approximately $2.7 million, net of income taxes. This charge is reflected as an extraordinary item in the accompanying statements of operations for the three months ended March 31, 1999.

On April 23, 1999, the Company completed the offering of $300 million and Euro 100 million of senior subordinated notes ("Subordinated Notes"). The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $297.0 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million will be used for general corporate purposes.

In December 1997, Trident issued senior subordinated notes with a face value of $75 million. The notes bear interest at 10%, payable semiannually, and are due in December 2005. The notes were recorded at their fair value of $81.2 million. The premium in excess of face value will be amortized over the life of the notes using the effective interest method.

In March 1998, Dura acquired Universal, a manufacturer of jacks for the North American automotive industry, for approximately $18.0 million. The acquisition provided Dura with a market presence for jacks in North America and added Honda as a significant new customer.

On March 20, 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of Dura, completed the offering of $55.3 million of its 7 1/2% Convertible Trust Preferred Securities ("Preferred Securities"), resulting in net proceeds of approximately $52.6 million. The Preferred Securities are redeemable, in whole or part, on or after March 31, 2001 and all Preferred Securities must be redeemed no later than March 31, 2028. The Preferred Securities are convertible, at the option of the holder into Class A common stock of Dura at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42 7/8 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Dividends on the Preferred Securities, net of the related income tax benefit, are reflected as minority interest in the condensed consolidated statement of operations.

In April 1998, Dura completed its acquisition of Trident. Trident had revenues of approximately $300 million in 1997, of which 69 percent was derived from sales of cable assemblies, principally to the automotive OEM market, and the balance from door handle assemblies, lighting and other products. Approximately 68 percent of Trident's revenues were generated in North America, 27 percent in Europe and the remainder in Latin America. Trident's operations are headquartered in Michigan with manufacturing and technical facilities in Michigan, Tennessee, Arkansas, Canada, the United Kingdom, Germany, France and Brazil. Trident is a wholly owned indirect subsidiary of Dura. Pursuant to the terms of the agreement, Dura acquired all of the outstanding equity interests of Trident for total consideration of $87.5 million in cash. In addition, Dura assumed $75 million of Trident's outstanding 10% Senior Subordinated Notes due 2005. Dura also repaid Trident's outstanding senior indebtedness of approximately $53 million.

On June 17, 1998, Dura completed a public offering of 3,100,000 shares of its Class A common stock at an offering price of $32.75 per share ("Offering"). Net proceeds to Dura, after underwriting discounts and offering expenses, were approximately $95 million and were used to retire outstanding indebtedness. Certain stockholders of Dura converted 1,308,000 shares of Class B common stock of Dura into Class A stock and sold such Class A stock concurrent with the Offering. In addition, an employee of Dura exercised an option to acquire 5,000 shares of Class A common stock at an exercise price of $14.50 per share, and sold such Class A shares concurrent with the Offering. On July 1, 1998 the underwriters, pursuant to their over allotment option, purchased an additional 400,000 Class A shares from Dura resulting in net proceeds of approximately $12.4 million to Dura.

In August 1998, Dura acquired the hinge business of Tower Automotive, Inc. (the "Hinge Business") for approximately $37.0 million. The Hinge Business, which has annual revenues of approximately $50.0 million manufactures automotive hood and deck lid hinges.

On March 15, 1999, Dura acquired through a cash tender offer approximately 95% of the outstanding ordinary shares of Adwest Automotive plc ("Adwest"). Adwest has annual revenues of approximately $400 million and is a supplier of driver control products primarily for European OEMs. The Company paid approximately $320 million to acquire all of the outstanding shares of Adwest, including the assumption of approximately $106.1 million in indebtedness in connection with the acquisition of Adwest.

On March 23, 1999, the Company completed its merger with Excel Industries, Inc. ("Excel"). Excel has annual revenues of approximately $1.1 billion of which 75 percent is derived from the automotive/light truck market and the remainder from the recreational vehicle, mass transit and heavy truck markets. Approximately 78 percent of Excel's revenues is generated in North America with the remainder in Europe. The Company issued an aggregate of approximately 5.1 million shares of its Class A Common Stock and paid $155.5 million in cash to Excel's former shareholders. The Company also assumed approximately $100.0 million of indebtedness in connection with the merger with Excel.

During the first quarter of 1999, Dura provided cash from operations of $387,000, compared to a $2.1 million use of cash in 1998. Cash generated from operations before changes in working capital items was $18.1 million for 1999 compared to $7.6 million for 1998. Increases in working capital used cash of $17.7 million in 1999 compared to $9.8 million in 1998. The increases in working capital is primarily the result of the timing of cash receipts and cash payments.

Net cash used in investing activities was $543.9 million for the first quarter of 1999 as compared to $22.3 million in 1998. Net capital expenditures totaled $6.0 million for the first quarter of

1999 primarily for equipment and dedicated tooling purchases related to new or replacement programs with an additional $540.1 million used for the acquisitions of Adwest and Excel. This compares with net capital expenditures of $3.7 million in 1998 and $18.6 million spent on the acquisition of Universal.

Net cash provided by financing activities totaled $564.2 million for the first quarter of 1999 compared with $67.3 million in 1998. Approximately $582.9 million of cash was provided through net borrowings.

At March 31, 1999, giving effect to the offering of the Subordinated Notes, Dura had unused borrowing capacity of approximately $170 million under its most restrictive debt covenant. Dura believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 1999 capital expenditures will approximate $105 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

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

FOREIGN CURRENCY TRANSACTIONS

A significant portion of Dura's revenues were derived from manufacturing operations in Europe, Latin America and Canada. The results of operations and financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A significant portion of Dura's assets are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

While Dura's various operations are at different stages of Year 2000 readiness, Dura has nearly completed its global compliance review. Based on the information available to date, Dura does not anticipate any significant readiness problems with respect to its systems.

Most of Dura's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating and factory floor systems) and are working on remediation, as appropriate, for these systems. The remediation may include repair, replacement or upgrading of specific systems and components, with priorities based on a business risk assessment. Dura expects that remediation activities for its internal systems will be completed during the second quarter of 1999, and contingency plans, as needed, before the end of the year.

The most reasonably likely worst case scenario that Dura currently anticipates with respect to Year 2000 is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause a temporary interruption of materials or services that Dura needs to make its products, which could result in delayed shipments to customers and lost sales and profits for Dura. As the critical supplier assessments are completed, Dura will develop contingency plans, as necessary, to address the risks which are identified. Although such plans have not been developed yet, they might include resourcing materials or building inventory banks. Dura has aggressively addressed this issue with all major suppliers and believes contingency plans are in place.

Dura has spent approximately $2.5 million on Year 2000 activities to date and anticipates that it will incur additional future costs not to exceed $5.0 million in total in addressing Year 2000 issues.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Dura has not yet quantified the impacts of adopting SFAS No. 133.

In April 1998, the Financial Accounting Standards Board issued Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities" effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires the expensing of start-up activities as incurred, versus capitalizing and expensing them over a period of time. Dura adopted SOP 98-5 during the first quarter of 1999, by recording a cumulative effect of change in accounting, net of income taxes, of approximately $3.1 million or $0.22 per diluted share.

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

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk" and "Foreign Currency Transactions" sections of Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings:

         Other than as reported in the Company's 1998 Annual Report on Form 10-K under the caption "Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business of the Company.

Item 2.  Change in Securities:

         None.

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)    Exhibits:

         10.1 Amended and Restated Credit Agreement dated as of March 19, 1999 among Dura Automotive Systems, Inc., as Parent Guarantor, Dura
                Operating Corp., Dura Automotive Systems (Europe) GmbH, Dura
                Asia-Pacific Pty Limited ACN 004 884 539 and Dura Automotive
                Systems (Canada), Ltd., as Dura Borrowers, Trident Automotive
                Plc, Dura Automotive Systems Limited, Spicebright Limited, Dura
                Automotive Systems Cable Operations Inc., Dura Automotive
                Systems Cable Operations Canada, Inc. and Moblan Investments
                B.V., as Trident Borrowers, Dura Automotive Acquisition Limited, as the initial Adwest Borrower, Bank of America National Trust and Savings Association, as Agent, BA Australia Limited, as
                Australian Lender, Bank of America Canada, as Canadian Lender,
                Bank of America National Trust and Savings Association, as Swing
                Line Lender and Issuing Lender, and the other financial institutions party hereto; NationsBanc Montgomery Securities
                LLC, as Lead Arranger and Book Manager.


         27.1   Financial Data Schedule.


         (b)    Reports on Form 8-K:

                During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

                1. The Company's Current Report on Form 8-K dated January 22,
                   1999 (Commission File No. 0-21139).
                2. The Company's Current Report on Form 8-K dated February 3,
                   1999 (Commission File No. 0-21139).
                3. The Company's Current Report on Form 8-K dated February 16,
                   1999 (Commission File No. 0-21139).
                4. The Company's Current Report on Form 8-K dated March 30,
                   1999 (Commission File No. 0-21139).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DURA AUTOMOTIVE SYSTEMS, INC.

Date:  May 17, 1999              By /s/ Stephen E.K. Graham
                                    ------------------------------------------
                                      Stephen E.K. Graham
                                      Vice President, Chief Financial Officer
                                      (principal accounting and financial
                                      officer)