Form 10-Q
period 1999-06-30
DURA AUTOMOTIVE SYSTEMS INC
filed 1999-08-16
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at July 15, 1999 was 14,070,461 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at July 15, 1999 was 3,325,303 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operation for the Three Months Ended June 30, 1999 and 1998 (unaudited)

                    Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 1999 and 1998 (unaudited)

                    Condensed Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998

                    Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and 1998 (unaudited)

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


PART II       OTHER INFORMATION

         Item 1.      Legal Proceedings

         Item 4.      Submission of Matters to a Vote of Security Holders

         Item 6.      Exhibits and Reports on Form 8-K




SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                                     Three Months Ended June 30,
                                                                                ------------------------------------
                                                                                    1999                      1998
                                                                                    ----                      ----
Revenues                                                                        $  685,167                $  187,433

Cost of sales                                                                      582,668                   155,414
                                                                                ----------                ----------
  Gross profit                                                                     102,499                    32,019

Selling, general and administrative
  expenses                                                                          38,079                    11,723

Amortization expense                                                                 8,639                     2,345
                                                                                ----------                ----------

  Operating income                                                                  55,781                    17,951

Interest expense, net                                                               22,430                     5,870
                                                                                ----------                ----------

  Income before provision for income taxes,
    equity in losses of affiliate and minority interests                            33,351                    12,081

Provision for income taxes                                                          13,220                     4,914

Minority interest and equity in losses of affiliates, net                            1,151                        --

Minority interest - dividends on trust
  preferred securities, net                                                            611                       622
                                                                                ----------                ----------
  Income before extraordinary item                                                  18,369                     6,545

Extraordinary item - loss on early
  extinguishment of debt, net                                                       (2,700)                     (643)
                                                                                ----------                ----------
    Net income                                                                   $  15,669                  $  5,902
                                                                                ==========                ==========
Basic earnings per common share:
  Income before extraordinary item                                               $    1.06                   $  0.70
  Extraordinary item                                                                 (0.16)                    (0.07)
                                                                                ----------                ----------
    Net income                                                                   $    0.90                   $  0.63
                                                                                ==========                ==========

Diluted earnings per common share:
  Income before extraordinary item                                               $    1.00                   $  0.67
  Extraordinary item                                                                 (0.14)                    (0.06)
                                                                                ----------                ----------
    Net income                                                                   $    0.86                   $  0.61
                                                                                ==========                ==========

                  The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
          (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                                       Six Months Ended June 30,
                                                                                ---------------------------------------
                                                                                     1999                      1998
                                                                                -------------           ---------------
Revenues                                                                           949,868                $  313,179

Cost of sales                                                                      800,887                   259,885
                                                                                ----------                ----------
  Gross profit                                                                     148,981                    53,294

Selling, general and administrative
  expenses                                                                          54,976                    20,883

Amortization expense                                                                12,324                     3,596
                                                                                ----------                ----------

  Operating income                                                                  81,681                    28,815

Interest expense, net                                                               29,325                     8,808
                                                                                ----------                ----------
  Income before provision for income taxes,
    equity in losses of affiliate and minority interests                            52,356                    20,007

Provision for income taxes                                                          20,931                     8,188

Minority interest and equity in losses of
    affiliates, net                                                                  2,493                        --

Minority interest - dividends on trust
  preferred securities, net                                                          1,222                       698
                                                                                ----------                ----------
  Income before extraordinary item and
    accounting change                                                               27,710                    11,121

Extraordinary item - loss on early
  extinguishment of debt, net                                                       (5,402)                     (643)

Cumulative effect of change in accounting, net                                      (3,147)                       --
                                                                                ----------                ----------
    Net income                                                                   $  19,161                 $  10,478
                                                                                ==========                ==========

Basic earnings per common share:
  Income before extr. item and accounting change                                 $    1.83                 $    1.23
  Extraordinary item                                                                 (0.35)                    (0.07)
  Cumulative effect of change in accounting                                          (0.21)                       --
                                                                                ----------                ----------
    Net income                                                                   $    1.27                 $    1.16
                                                                                ==========                ==========

Diluted earnings per common share:
  Income before extr. item and accounting change                                 $    1.74                 $    1.20
  Extraordinary item                                                                 (0.32)                    (0.07)
  Cumulative effect of change in accounting                                          (0.19)                       --
                                                                                ----------                ----------
    Net income                                                                   $    1.23                 $    1.13
                                                                                ==========                ==========

                  The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                                                 June 30,               December 31,
                                  ASSETS                                           1999                      1998
--------------------------------------------------------------------------    -------------          ----------------
                                                                               (unaudited)
Current assets:
  Cash and cash equivalents                                                      $  91,640                 $  20,544
  Accounts receivable, net                                                         505,902                   158,465
  Inventories                                                                      143,034                    50,498
  Other current assets                                                              97,315                    45,924
                                                                                ----------                ----------
     Total current assets                                                          837,891                   275,431
                                                                                ----------                ----------

Property, plant and equipment, net                                                 472,397                   188,732
Goodwill, net                                                                    1,002,652                   435,960
Other assets, net                                                                   83,030                    29,260
                                                                                ----------                ----------
                                                                                $2,395,970                 $ 929,383
                                                                                ==========                ==========

            LIABILITIES AND STOCKHOLDERS' INVESTMENT
--------------------------------------------------------------------------
Current liabilities:
  Current maturities of long-term debt                                           $  10,616                 $  15,489
  Accounts payable                                                                 255,619                    99,512
  Accrued liabilities                                                              250,821                    96,664
                                                                                ----------                ----------
     Total current liabilities                                                     517,056                   211,665
                                                                                ----------                ----------

Long-term debt, net of current maturities                                          749,770                   316,417
Subordinated notes                                                                 408,000                        --
Other noncurrent liabilities                                                       261,464                   108,014

Mandatorily redeemable convertible trust
 preferred securities                                                               55,250                    55,250
                                                                                ----------                ----------

Stockholders' investment:
  Preferred stock                                                                       --                        --
  Common stock - Class A                                                               140                        90
  Common stock - Class B                                                                33                        33
  Additional paid-in capital                                                       336,493                   171,377
  Retained earnings                                                                 86,213                    67,052
  Accumulated other comprehensive loss -
    cumulative translation adjustment                                              (18,449)                     (515)
                                                                                ----------                ----------
     Total stockholders' investment                                                404,430                   238,037
                                                                                ----------                ----------
                                                                                 $2,395,970                $ 929,383
                                                                                ==========                ==========


                  The accompanying notes are an integral part
                of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                ------------------------------------
                                                                                   1999                     1998
                                                                                 ---------                ----------
OPERATING ACTIVITIES:
  Net income                                                                     $  19,161                 $  10,478
  Adjustments to reconcile net income to
  net cash provided by (used in) operating activities -
    Depreciation and amortization                                                   33,960                    11,135
    Equity in losses of affiliates and minority interest                             2,493                        --
    Extraordinary loss on extinguishment of debt                                     5,402                       643
    Cumulative effect of change in accounting, net                                   3,147                        --
    Changes in other operating items                                               (60,809)                  (22,636)
                                                                                ----------                ----------

  Net cash provided by (used in) operating activities                                3,354                      (380)
                                                                                ----------                ----------
INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                              (540,133)                 (157,839)
  Capital expenditures, net                                                        (30,956)                  (10,061)
  Other, net                                                                            --                      (221)
                                                                                ----------                ----------

    Net cash used in investing activities                                         (571,089)                 (168,121)
                                                                                ----------                ----------
FINANCING ACTIVITIES:
  Proceeds from borrowings, net                                                    269,901                    31,959
  Proceeds from Subordinated Note Offering, net                                    394,653                        --
  Debt issue costs                                                                 (19,537)                       --
  Proceeds from issuance of common stock
  and exercise of stock options                                                      1,379                    95,006
  Proceeds from issuance of preferred securities                                        --                    52,525
  Other, net                                                                            --                       244
                                                                                ----------                ----------

    Net cash provided by financing activities                                      646,396                   179,734
                                                                                ----------                ----------
EFFECT OF EXCHANGE RATES ON CASH                                                    (7,565)                   (1,092)
                                                                                ----------                ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           71,096                    10,141

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                               20,544                     4,148
                                                                                ----------                ----------

  End of period                                                                  $  91,640                 $  14,289
                                                                                ==========                ==========

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

     Revenues and operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2. Inventories consisted of the following (in thousands):

                                      June 30, 1999             Dec. 31, 1998
                                     ---------------          ----------------
        Raw materials                   $  69,150                 $  23,067
        Work-in-process                    38,986                    11,155
        Finished goods                     34,898                    16,276
                                     ---------------          ----------------
                                       $  143,034                 $  50,498
                                     ===============          ================


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

                                                                    Three Months                         Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                                -----------------------          -------------------------
                                                                 1999             1998             1999             1998
                                                                -------          -------         -------           -------

     Net income                                                 $15,669          $ 5,902         $ 19,161         $ 10,478
     Interest expense on mandatorily redeemable
       convertible preferred securities, net of tax                 611              622            1,222              698
     Net income applicable to common                            -------          -------          -------          -------
       stockholders - diluted                                   $16,280          $ 6,524          $20,383          $11,176
                                                                =======          =======          =======          =======

     Weighted average number of Class A
       common shares outstanding                                 14,023            4,859           11,787            4,516
     Weighted average number of Class B
       common shares outstanding                                  3,325            4,452            3,325            4,553
                                                                -------          -------          -------          -------
                                                                 17,348            9,311           15,112            9,069
     Dilutive effect of outstanding stock options
       after application of the treasury stock
       method                                                       133              114              111               92
     Dilutive effect of outstanding warrants                        152               --               76               --
     Dilutive effect of mandatorily redeemable
       convertible preferred securities, assuming
       conversion                                                 1,289            1,289            1,289              723
                                                                -------          -------          -------          -------

     Diluted shares outstanding                                  18,922           10,714           16,588            9,884
                                                                =======          =======          =======          =======

     Basic earnings per share                                   $  0.90          $  0.63          $  1.27          $  1.16
                                                                =======          =======          =======          =======

     Diluted earnings per share                                 $  0.86          $  0.61          $  1.23          $  1.13
                                                                =======          =======          =======          =======


4. In August 1998, the Company acquired the hinge business of Tower Automotive, Inc. ("Hinge") for approximately $37.0 million. Hinge, which has annual revenues of approximately $50.0 million, manufactures automotive hood and deck lid hinges.

     On March 15, 1999, Dura acquired through a cash tender offer approximately 95% of the outstanding ordinary shares of Adwest Automotive plc ("Adwest"). The Company subsequently purchased the remaining 5%. Adwest has annual revenues of approximately $400 million and is a supplier of driver control products primarily for European OEMs. The Company paid approximately $320 million to acquire all of the outstanding shares of Adwest, including the assumption of approximately $106.1 million in indebtedness in connection with the acquisition of Adwest.

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

     On June 28, 1999, Dura acquired Metallifacture Limited ("Metallifacture") from Bullough plc for an aggregate purchase price of approximately $22.0 million. Metallifacture, located in Nottingham, England, is a manufacturer of jacks and tire carriers for the European automotive industry. It has revenues of approximately $25 million and its major customers include Ford, General Motors, Rover, Nissan and Volkswagen. The impact of this acquisition on the accompanying financial statements was insignificant.

     The cash consideration related to the acquisitions of Adwest, Excel and Metallifacture was financed with borrowings under a new credit facility which is further described in Note 5.

     The Company's acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value as of the dates of acquisition, with the excess purchase price recorded as goodwill. With respect to the acquisitions of Hinge, Excel and Adwest, the assets and liabilities have been recorded based upon preliminary estimates of fair value. At June 30, 1999, liabilities for approximately $88.9 million for costs associated with the shutdown and consolidation of certain acquired facilities and $58.1 million in severance costs are recorded on the condensed consolidated balance sheet. Additional reserves of $46.3 million related to acquired facilities and $36.5 million in severance costs were recorded during the second quarter of 1999. Costs incurred and charged to such reserves amounted to $6.3 million related to acquired facilities and $10.7 million in severance costs for the six months ended June 30, 1999. The Company is further evaluating the fair value of certain assets acquired and liabilities assumed in connection with certain rationalization plans. As a result, the final evaluation will likely result in adjustments to the preliminary allocations as plans are finalized which may result in changes to goodwill.

     The accompanying unaudited pro forma condensed results of operations for the six months ended June 30, 1999 give effect to the acquisitions of Adwest and Excel, the offering of the Senior Subordinated Notes and the tender of the Trident Notes, which are further described in Note 5, as if such transactions had occurred at the beginning of the period, exclude the effects of the extraordinary loss and the cumulative effect of change in accounting. The accompanying unaudited pro forma condensed results of operations for the six months ended June 30, 1998 give effect to the transactions described above, the acquisitions of Universal, Trident and Hinge, the offering of Class A common stock, which is further described in Note 7, and the offering of the Convertible Trust Preferred Securities, which is further described in Note 6, as if such transactions had occurred at the beginning of the period and exclude the effects of the extraordinary loss. The 1998 results of operations of Trident for the period prior to its acquisition date, which are included in the unaudited pro forma financial information, reflect pretax charges of approximately $3.6 million relating to the recognition of obligations to certain Trident customers. The unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company' results of future operations (in thousands, except per share data):


                                                                     Pro Forma for the
                                                                  Six Months Ended June 30,
                                                          ----------------------------------------
                                                              1999                       1998
                                                          ------------              -----------
               Revenues                                   $  1,338,919              $  1,310,153
               Operating income                                105,066                    88,953
               Net income                                       31,909                    23,164
               Basic earnings per share                   $       1.83              $       1.34
               Diluted earnings per share                 $       1.75              $       1.30

5. Long-term debt consisted of the following (in thousands):

                                                           June 30,              December 31,
                                                             1999                    1998
                                                         ------------           ---------------
               Credit Agreement:
                 Tranche A and B term loans               $  548,900               $         -
                 Revolving credit facility                   130,976                         -
               Trident 10% senior subordinated
                 notes, due 2005                                  --                    81,150
               Old Bank Credit Facility                           --                   243,510
               Other                                          80,510                     7,246
                                                         ------------             -------------
                                                             760,386                   331,906
               Less-current maturities                       (10,616)                  (15,489)
                                                         ------------             -------------
               Total long-term debt                       $  749,770               $   316,417
                                                         ============             =============


     In connection with the acquisitions of Adwest and Excel, the Company entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of June 30, 1999, rates on borrowings under the Credit Agreement ranged from 4.85% to 10.0%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The Company was in compliance with the covenants as of June 30, 1999. Borrowings under the Credit Agreement are collateralized by the assets of the Company.

     The Credit Agreement provides the Company with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of June 30, 1999, $116.0 million of borrowings were denominated in US dollars, $3.5 million of borrowings were denominated in Canadian dollars, $3.2 million of borrowings were denominated in Australian dollars, $4.4 million of borrowings were denominated in Euros, and $4.0 million in British pound sterling.

     On June 24, 1999, Dura retired the $75.0 million of Trident's outstanding 10% Senior Subordinated Notes ("the Trident Notes") due 2005. The total consideration paid was approximately $84.0 million of principal and premium and was funded through borrowings under the credit agreement.

     In connection with the termination of the Company's former credit facility, the Company wrote-off deferred financing costs of approximately $2.7 million, net of income taxes, during the first quarter of 1999. In addition, the Company wrote-off costs of approximately $2.7 million, net of income taxes, related to the tender of the Trident Notes during the second quarter of 1999. These charges are reflected as extraordinary items in the accompanying statements of operations for the three and six months ended June 30, 1999.

6. On April 23, 1999, the Company completed the offering of $300 million and Euro 100 million of senior subordinated notes ("Subordinated Notes"). The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $397.0 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million will be used for general corporate purposes. These notes are collateralized by guarantees of certain of the Company's subsidiaries. (See Note 12).

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

8. On June 17, 1998, the Company completed a public offering of 3,100,000 shares of its Class A common stock at an offering price of $32.75 per share ("Offering"). Net proceeds to the Company, after underwriting discounts and offering expenses, were approximately $95.0 million. Proceeds from the Offering were used to retire outstanding indebtedness. Certain stockholders of the Company converted 1,308,000 shares of Class B common stock of the Company into Class A stock and sold such Class A stock concurrent with the Offering. In addition, an employee of the Company exercised an option to acquire 5,000 shares of Class A common stock at an exercise price of $14.50 per share, and sold such Class A shares concurrent with the Offering. On July 1, 1998, the underwriters, pursuant to their over-allotment option, purchased an additional 400,000 Class A shares resulting in additional net proceeds of approximately $12.4 million to the Company.

9. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. The Company had a comprehensive loss of approximately $14.3 million for the three months ended June 30, 1999 and comprehensive income of approximately $0.1 million for the three months ended June 30,1998. The Company had a comprehensive loss of approximately $17.9 million for the six months ended June 30, 1999 and comprehensive income of approximately $12.6 million for the six months ended June 30, 1998.

10. Effective January 1, 1999, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs associated with certain start-up activities be expensed as incurred versus capitalizing and expensing them over a period of time. Previously, the Company capitalized certain design and engineering costs which related to future programs and amortized these costs over the life of the program once production began. Pursuant to the provisions of SOP 98-5, the Company wrote off the unamortized balance of such capitalized costs, net of income tax benefits, of approximately $3.1 million. The write-off is reflected as a cumulative effect of change in accounting in the accompanying condensed consolidated statement of operations for the six months ended June 30, 1999.

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impacts of adopting SFAS No. 133.

11. Supplemental cash flow information (in thousands):

                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                             --------------------------------   -------------------------------
                                                  1999               1998            1999              1998
                                             --------------    ---------------  --------------   --------------
            Cash paid for -
              Interest                         $  13,216          $  6,393       $  20,853          $  9,452
              Income taxes                         5,317             4,996           9,048             7,406

12. Condensed consolidating guarantor and non-guarantor financial information:

     The following condensed consolidating financial information presents balance sheets, statements of operations and cash flow information related to the Company's business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of the Company and has fully and unconditionally guaranteed the 9% senior subordinated notes issued by Dura Operating Corp., on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material.

12. Condensed consolidating guarantor and non-guarantor financial information (continued):

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (AMOUNTS IN THOUSANDS)

                                    DURA                         NON-
                                  OPERATING     GUARANTOR      GUARANTOR
                                    CORP.       COMPANIES      COMPANIES       ELIMINATIONS       CONSOLIDATED
                                 ----------     ---------      ---------       ------------       ------------
Revenues                         $  172,750     $  62,499      $  80,565       $  (2,635)          $  313,179
Cost of sales                       145,006        50,710         66,804          (2,635)             259,885
                                 ----------     ---------      ---------       ------------        ----------
  Gross profit                       27,744        11,789         13,761              --               53,294
Selling, general and
 administrative expenses             11,037         3,528          6,318              --               20,883
Amortization expense                  1,740           978            878              --                3,596
                                 ----------     ---------      ---------        -----------        ----------
  Operating income                   14,967         7,283          6,565              --               28,815
Interest expense, net                 6,144           734          1,930              --                8,808
                                 ----------     ---------      ---------        -----------        ----------
  Income before provision for
   income taxes, equity in
   (earnings) losses of
   affiliates and minority
   interests                          8,823         6,549          4,635              --               20,007
Provision for income taxes            3,220         2,561          2,407              --                8,188
Equity in (earnings) losses
    of affiliates                    (6,216)           --         (1,610)          7,826                   --
Minority interest-dividends on
 trust preferred securities, net        698            --             --              --                  698
                                 ----------      ---------      --------         ----------         ---------
  Income before extraordinary
   item                              11,121         3,988          3,838           (7,826)             11,121
Extraordinary item - loss on
 early extinguishment of
 debt, net                             (643)           --             --               --                (643)
                                  ---------      --------       --------        ----------          ---------
  Net income (loss)               $  10,478      $  3,988       $  3,838        $  (7,826)          $  10,478
                                  =========      ========       ========        ==========          =========

12. Condensed consolidating guarantor and non-guarantor financial information (continued):


                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (AMOUNTS IN THOUSANDS)

                                            DURA                            NON-
                                          OPERATING       GUARANTOR      GUARANTOR
                                            CORP.         COMPANIES      COMPANIES       ELIMINATIONS       CONSOLIDATED
                                         ----------      ----------      ----------      ------------        -----------
OPERATING ACTIVITIES:
 Net income (loss)                        $  10,478       $  3,988        $  3,838        $ (7,826)          $  10,748
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
   Depreciation and amortization              5,769          2,177           3,189              --              11,135
   Equity in losses of affiliates
    and minority interest                    (6,216)            --          (1,610)          7,826                  --
   Extraordinary loss on
    extinguishment of debt                      643             --              --              --                 643
   Changes in other operating
    items                                       270          1,388         (24,294)             --             (22,636)
                                           ---------       --------       ----------       -----------       -----------
   Net cash provided by (used
    in) operating activities                 10,944          7,553         (18,877)             --                (380)
                                           ---------       --------       ----------       -----------       -----------
INVESTING ACTIVITIES:
 Acquisitions, net of cash
  acquired                                       --        (21,913)       (135,926)             --            (157,839)
 Capital expenditures, net                   (4,493)        (1,925)         (3,643)             --             (10,061)
 Other, net                                  (1,063)        (3,897)          4,739              --                (221)
                                           ---------       --------       ----------       -----------       -----------
     Net cash used in investing
      activities                             (5,556)       (27,735)       (134,830)             --            (168,121)
                                           ---------       --------       ----------       -----------       -----------
FINANCING ACTIVITIES:
 Proceeds from borrowings, net              (27,300)         8,500          50,759              --              31,959
 Debt financing (to)/from
  affiliates                               (125,712)        15,726         109,986              --                  --
 Proceeds from issuance of
  common stock and exercise
  of stock options                           95,006             --              --              --              95,006
 Proceeds from issuance of
  preferred securities                       52,525             --              --              --              52,525
 Other, net                                     244             75             (75)             --                 244
                                           ---------       ---------       ---------       ------------      ------------
     Net cash provided by
       (used for) financing
       activities                            (5,237)        24,301         160,670              --             179,734
EFFECT OF EXCHANGE                         ---------       ---------       ---------       -------------     ------------
RATES ON CASH                                    --             --          (1,092)             --              (1,092)
                                           ---------       ---------        --------       -------------     ------------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                            151          4,119           5,871              --              10,141
CASH AND CASH
 EQUIVALENTS:
 Beginning of period                          1,292            134           2,722              --               4,148
                                           ---------      --------        --------           -----------     ------------
 End of period                             $  1,443       $  4,253        $  8,593           $  --           $  14,289
                                           =========      ========        ========           ===========     ============

12. Condensed consolidating guarantor and non-guarantor financial information (continued):

                              DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 1999
                                (AMOUNTS IN THOUSANDS)

                                            DURA                           NON-
                                          OPERATING       GUARANTOR      GUARANTOR
                                            CORP.         COMPANIES      COMPANIES       ELIMINATIONS       CONSOLIDATED
                                          ----------      ----------    -----------      ------------       ------------
            Assets
----------------------------------
Current assets:
 Cash and cash equivalents                 $  78,156         $  (862)     $  14,346            $  --          $  91,640
 Accounts receivable, net                    161,021         123,026        221,855               --            505,902
 Inventories                                  36,016          34,919         72,099               --            143,034
 Other current assets                         35,781          28,504         33,030               --             97,315
 Due from affiliates                         147,730         112,439            449         (260,618)                --
                                          -----------     ----------     ----------      ------------        ----------
  Total current assets                       458,704         298,026        341,779         (260,618)           837,891
Property, plant and equipment,
 net                                         110,399         109,585        252,413              --             472,397
Investment in Subsidiaries                   528,063          51,633        339,342         (919,038)                --
Notes Receivable from
 Affiliates                                  275,472              --         40,842         (316,314)                --
Goodwill, net                                336,486         190,576        475,590               --          1,002,652
Other assets, net                             46,243           4,242         32,545               --             83,030
                                          ----------      ----------     ----------      -----------         ----------
                                          $1,755,367      $  654,062     $1,482,511      $(1,495,970)        $2,395,970
                                          ==========      ==========     ==========      ===========         ==========
   Liabilities and Stockholders'
           Investment
----------------------------------
Current liabilities:
  Current maturities of long-
  term debt                                   $  234        $  1,244       $  9,138            $  --          $  10,616
  Accounts payable                            89,476          53,587        112,556               --            255,619
  Due to affiliates                           36,256         114,138        110,224         (260,618)                --
  Accrued liabilities                         91,140          53,461        106,220               --            250,821
                                          ----------      ----------     ----------       ----------          ---------
    Total current liabilities                217,106         222,430        338,138         (260,618)           517,056
Long-term debt, net of
 current maturities                          582,343          10,323        157,104               --            749,770
Subordinated notes                           408,000              --             --               --            408,000
Other noncurrent liabilities                  69,789          66,207        125,468               --            261,464
Notes payable to affiliates                       --          25,000        291,314         (316,314)                --
                                          ----------      ----------     ----------        ---------          ---------
  Total liabilities                        1,277,238         323,960        912,024         (576,932)         1,936,290
Mandatorily redeemable
 convertible trust preferred
 securities                                   55,250              --             --               --             55,250
Stockholders' investment:
 Common stock - Class A                          140         298,661        575,549         (874,210)               140
 Common stock - Class B                           33              --             --               --                 33
 Additional paid-in capital                  336,493              --             --               --            336,493
 Retained earnings                            86,213          31,446         16,441          (47,887)            86,213
 Accumulated other compre-
  hensive loss - cumulative
  translation adjustment                          --              (5)       (21,503)           3,059            (18,449)
                                          ----------      ----------     ----------      -----------         ----------
  Total stockholders' investment             422,879         330,102        570,487         (919,038)           404,430
                                          ----------      ----------     ----------      -----------         ----------
                                          $1,755,367      $  654,062     $1,482,511      $(1,495,970)        $2,395,970
                                          ==========      ==========     ==========      ===========         ==========

12. Condensed consolidating guarantor and non-guarantor financial information (continued):

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                            DURA                            NON-
                                          OPERATING       GUARANTOR      GUARANTOR
                                            CORP.         COMPANIES      COMPANIES       ELIMINATIONS       CONSOLIDATED
                                         ----------      ----------     ----------       ------------       ------------
Revenues                                 $  357,110      $  265,436     $  337,349        $  (10,027)        $  949,868
Cost of sales                               303,793         223,940        283,181           (10,027)           800,887
                                         ----------      ----------     ----------        -----------        -----------
  Gross profit                               53,317          41,496         54,168                --            148,981
Selling, general and
 administrative expenses                     24,716           6,881         23,379                --             54,976
Amortization expense                          4,663           2,551          5,110                --             12,324
                                         ----------      ----------     ----------        -----------         ----------
  Operating income                           23,938          32,064         25,679                --             81,681
Interest expense, net                        16,807           1,583         10,935                --             29,325
                                         ----------      ----------     ----------        -----------         ----------
  Income before provision for
   income taxes, equity in
   (earnings) losses of
   affiliates and minority
   interests                                  7,131          30,481         14,744                --             52,356
Provision for income taxes                    2,540          10,851          7,540                --             20,931
Equity in (earnings) losses
 of affiliates and minority interest        (20,950)             --         (2,457)           25,900              2,493
Minority interest-dividends on
 trust preferred securities, net              1,222              --             --                --              1,222
                                          ---------       ---------     ----------        -----------          ---------
  Income before extraordinary
   item and accounting change                24,319          19,630          9,661           (25,900)            27,710
Extraordinary item - loss on
 early extinguishment of
 debt, net                                   (2,011)             --         (3,391)               --             (5,402)
Cumulative effect of change
 in accounting, net                          (3,147)             --             --                --             (3,147)
                                          ---------       ---------     ----------        -----------           --------

  Net income (loss)                       $  19,161      $   19,630       $  6,270        $  (25,900)         $  19,161
                                          =========      ==========       ========        ===========         ==========

12. Condensed consolidating guarantor and non-guarantor financial information (continued):

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                            DURA                            NON-
                                          OPERATING       GUARANTOR      GUARANTOR
                                            CORP.         COMPANIES      COMPANIES       ELIMINATIONS       CONSOLIDATED
                                         ----------      ----------      ---------       ------------      -------------
OPERATING ACTIVITIES:
 Net income (loss)                       $  19,161       $  19,630        $  6,270        $  (25,900)       $  19,161
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
   Depreciation and amortization            11,438           8,232          14,290                --           33,960
   Equity in losses of affiliates
    and minority interest                  (20,950)             --          (2,457)           25,900            2,493
   Extraordinary loss on
    extinguishment of debt                   2,011              --           3,391                --            5,402
   Cumulative effect of change
    in accounting, net                       3,147              --              --                --            3,147
   Changes in other operating
    items                                   40,778         (43,258)        (58,329)               --          (60,809)
                                           --------      ----------       ---------       -----------        ---------
 Net cash provided by (used in)
  operating activities                      55,585         (15,396)        (36,835)               --            3,354
                                           --------      ----------       ---------       -----------        ---------
INVESTING ACTIVITIES:
 Acquisitions, net of cash
  acquired                                (442,501)             --         (97,632)               --         (540,133)
 Capital expenditures, net                  (6,727)         (9,218)        (15,011)               --          (30,956)
 Other, net                                    572          (2,624)          2,052                --               --
                                          ---------      ----------       ---------       -----------        ----------
     Net cash used in investing
      activities                          (448,656)        (11,842)       (110,591)               --         (571,089)
                                          ---------      ----------       ---------       -----------        ----------
FINANCING ACTIVITIES:
 Proceeds from borrowings, net             419,762          (1,381)       (148,480)               --          269,901
 Proceeds from Subordinated
  Note Offering, net                       408,000              --              --                --          408,000
 Debt issue costs                          (32,884)             --              --                --          (32,884)
 Proceeds from issuance of
  common stock and exercise
  of stock options                              --              --           1,379                --            1,379
 Debt financing (to)/from
  affiliates                              (324,898)         28,314         296,584                --               --
                                          ---------      ---------        ---------        -----------       ----------
     Net cash provided by
      financing activities                 469,980          26,933         149,483                --          646,396
                                          ---------      ---------        ---------        -----------       ----------
EFFECT OF EXCHANGE
RATES ON CASH                                   --              --          (7,565)               --           (7,565)
                                          ---------      ---------        ---------        -----------       ----------
NET INCREASE IN CASH
AND CASH EQUIVALENTS                        76,909            (305)         (5,508)               --           71,096
CASH AND CASH
 EQUIVALENTS:
 Beginning of period                         1,247            (557)         19,854                --           20,544
                                         ---------         --------      ---------             -------      ----------
 End of period                           $  78,156         $  (862)      $  14,346             $  --        $  91,640
                                         =========         ========      =========             ========     ==========


                                      -17-

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 TO THE THREE MONTHS ENDED JUNE 30, 1998

REVENUES -- Revenues of $685.2 million for the three months ended June 30, 1999 increased substantially over the $187.4 million reported for the three months ended June 30, 1998. The increase in revenues is primarily the result of the acquisitions of Excel and Adwest in March 1999. Sales also benefited from strong North American vehicle production during the quarter offset by the effects of foreign exchange rates on European sales.

COST OF SALES -- Cost of sales for the three months ended June 30, 1999 increased by $427.3 million to $582.7 million from $155.4 million for the three months ended June 30, 1998. Cost of sales as a percentage of revenues for the three months ended June 30, 1999 was 85.0% compared to 82.9% for the three months ended June 30, 1998. The corresponding decrease in gross margins is primarily the result of historically lower margins being achieved at the acquired operations.

S, G & A EXPENSES -- Selling, general and administrative expenses were $38.1 million for the three months ended June 30, 1999 compared to $11.7 million for the three months ended June 30, 1998. The increase was due primarily to incremental costs from the acquisitions discussed above. As a percentage of revenues, selling, general and administrative expenses were 5.6% for the three months ended June 30, 1999 compared to 6.3% for the three months ended June 30, 1998.

INTEREST EXPENSE -- Interest expense for the three months ended June 30, 1999 was $22.4 million compared to $5.9 million for the three months ended June 30, 1998. The increase was due principally to borrowings incurred related to the acquisitions discussed above.

INCOME TAXES -- The effective income tax rate was 39.6% for the three months ended June 30, 1999 and 40.7% for the three months ended June 30, 1998. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization. The decrease in rate from the prior period is due to the varying tax rates among the tax jurisdictions for which the Company operates.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 TO THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES -- Revenues of $949.9 million for the six months ended June 30, 1999 increased substantially over the $313.2 million reported for the six months ended June 30, 1998. The increase in revenues is primarily the result of the acquisitions of Trident in April 1998 and Excel and Adwest in March 1999. Sales for the six months also benefited from increased North American vehicle production.

COST OF SALES -- Cost of sales for the six months ended June 30, 1999 increased by $541.0 million to $800.9 million from $259.9 million for the six months ended June 30, 1998. Cost of sales as a percentage of revenues for the six months ended June 30, 1999 was 84.3% compared to 83.0% for the six months ended June 30, 1998. The corresponding decrease in gross margins is primarily the result of lower margins at the acquired operations offset by efficiency improvements at core Dura operations.

S, G & A EXPENSES -- Selling, general and administrative expenses were $55.0 million for the six months ended June 30, 1999 compared to $20.9 million for the six months ended June 30, 1998. The increase was due primarily to incremental costs from the acquisitions discussed above. As a percentage of revenues, selling, general and administrative expenses were 5.8% for the six months ended June 30, 1999 compared to 6.7% for the six months ended June 30, 1998.

INTEREST EXPENSE -- Interest expense for the six months ended June 30, 1999 was $29.3 million compared to $8.8 million for the six months ended June 30, 1998. The increase was due principally to borrowings incurred related to the acquisitions discussed above.

INCOME TAXES -- The effective income tax rate was 40.0% for the six months ended June 30, 1999 and 40.9% for the six months ended June 30, 1998. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization. The decrease in rate from the prior period is due to the varying tax rates among the tax jurisdictions for which the Company operates.

LIQUIDITY AND CAPITAL RESOURCES

During the first half of 1999, Dura provided cash from operations of $3.4 million, compared to a $0.4 million use of cash in 1998. Cash generated from operations before changes in working capital items was $64.0 million for 1999 compared to $22.2 million for 1998. Increases in working capital used cash of $60.6 million in 1999 compared to $22.6 million in 1998. The increase in working capital is primarily the result of the timing of cash receipts from the Company's major customers which were received subsequent to quarter end.

Net cash used in investing activities was $571.1 million for the first half of 1999 as compared to $168.1 million in 1998. Net capital expenditures totaled $31.0 million for the first half of 1999 primarily for equipment and dedicated tooling purchases related to new or replacement programs with an additional $540.1 million used for the acquisitions of Adwest and Excel. This compares with net capital expenditures of $10.1 million in 1998 and $157.8 million spent on the acquisitions of Universal and Trident.

Net cash provided by financing activities totaled $646.4 million for the first half of 1999 compared with $179.7 million in 1998. Included in this source of funds is $408.0 million of cash which was provided through the subordinated note offering discussed above.

In connection with the acquisitions of Adwest and Excel, the Company entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of June 30, 1999, rates on borrowings under the Credit Agreement ranged from 4.85% to 10.0%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000 and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The Company was in compliance with the covenants as of June 30, 1999. Borrowings under the Credit Agreement are collateralized by the assets of the Company.

The Credit Agreement provides the Company with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of June 30, 1999, $116.0 million of borrowings were denominated in US dollars, $3.5 million of borrowings were denominated in Canadian dollars, $3.2 million of borrowings were denominated in Australian dollars, $4.4 million of borrowings were denominated in Euros, and $4.0 million in British pound sterling.

At June 30, 1999, Dura had unused borrowing capacity of approximately $224.0 million under its most restrictive debt covenant. Dura believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 1999 capital expenditures will approximate $100 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

On April 23, 1999, the Company completed the offering of $300 million and Euro 100 million of senior subordinated notes ("Subordinated Notes"). The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $397.0 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million will be used for general corporate purposes. These notes are collateralized by guarantees of certain of the Company's subsidiaries.

On June 24, 1999, Dura retired the $75.0 million of Trident's outstanding 10% Senior Subordinated Notes ("the Trident Notes") due 2005. The total consideration paid was approximately $84.0 million of principal and premium and was funded through borrowings under the credit agreement.

In connection with the termination of the Company's former credit facility, the Company wrote-off deferred financing costs of approximately $2.7 million, net of income taxes during the first quarter of 1999. In addition, the Company wrote-off costs of approximately $2.7 million, net of income taxes related to the tender of the Trident Notes (see Note 6) during the second quarter of 1999. These charges are reflected as an extraordinary item in the accompanying statement of operations for the six months ended June 30, 1999.

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

On March 15, 1999, Dura acquired through a cash tender offer approximately 95% of the outstanding ordinary shares of Adwest Automotive plc ("Adwest"). The Company subsequently purchased the remaining 5%. Adwest has annual revenues of approximately $400 million and is a supplier of driver control products primarily for European OEMs. The Company paid approximately $320 million to acquire all of the outstanding shares of Adwest, including the assumption of approximately $106.1 million in indebtedness in connection with the acquisition of Adwest.

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

On June 28, 1999, Dura acquired Metallifacture Limited ("Metallifacture") from Bullough plc for an aggregate purchase price of approximately $22.0 million which was financed with borrowings under Dura's credit facility. Metallifacture, located in Nottingham, England, is a manufacturer of jacks and tire carriers for the European automotive industry. It has revenues of approximately $25 million and its major customers include Ford, General Motors, Rover, Nissan and Volkswagen.

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

Most of Dura's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating and factory floor systems) and are working on remediation, as appropriate, for these systems. The remediation may include repair, replacement or upgrading of specific systems and components, with priorities based on a business risk assessment. Remediation activities for 92% of Dura's internal systems were completed as of June 30, 1999. The remaining remediation activities will be completed during the third quarter and contingency plans, as needed, before the end of the year.

The most reasonably likely worst case scenario that Dura currently anticipates with respect to Year 2000 is the failure of some of its suppliers, including utilities suppliers, to be ready. This could cause a temporary interruption of materials or services that Dura needs to make its products, which could result in delayed shipments to customers and lost sales and profits for Dura. As the critical supplier assessments are completed, Dura will develop specific contingency plans, as necessary, to address the risks which are identified. This will likely include resourcing materials or building inventory banks. Dura has aggressively addressed this issue with all major suppliers and believes contingency plans are in place.

Dura has spent approximately $4.0 million on Year 2000 activities to date and anticipates that it will incur additional future costs not to exceed
$2.0 million in total in addressing Year 2000 issues.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998 the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Dura has not yet quantified the impacts of adopting SFAS No. 133.

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

         None.

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         The registrant held its Annual Meeting of Stockholders on May 20, 1999. Proxies for the meeting were solicited pursuant to Regulation 14. There was no solicitation in opposition to management's nominees as listed in the Proxy statement, and all such nominees (Robert E. Brooker, Jr., W.H. Clement, Jack K. Edwards, James O. Futterknecht, Jr., Robert R. Hibbs, S.A. Johnson, J. Richard Jones, John C. Jorgensen, William L. Orscheln, Eric J. Rosen, Karl F. Storrie and Ralph R. Whitney, Jr.) were elected. Of the 44,626,803 votes, at least 41,413,781 votes granted authority to vote for these directors and no more than 3,213,022 abstaining votes were cast.

         The increase in the number of authorized shares of Class A Common Stock was approved by the stockholders. A total of 42,099,373 affirmative votes and no negative or abstaining votes were cast.

         The changes to certain of the terms of the Class B Common Stock was approved by the stockholders. A total of 42,899,668 affirmative votes and no negative or abstaining votes were cast.

         The retention of Arthur Andersen LLP as auditors was approved by the stockholders. A total of 44,552,544 affirmative votes and no negative or abstaining votes were cast.

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits:

         1.1 Purchase Agreement, dated April 15, 1999, among Dura Operating Corp., Dura Automotive Systems, Inc. ("DASI"), the subsidiary guarantors named therein (the "Subsidiary Guarantors") and NationsBanc Montgomery Securities LLC, Bank of America International Limited, Donaldson, Lufkin & Jenrette Securities Corporation and Donaldson, Lufkin & Jenrette International (collectively, the "Initial Purchasers"), incorporated by reference to Exhibit 1.1 of the Registration Statement on Form S-4 (Registration No. 333-81213) (the "S-4").

         3.1 Restated Certificate of Incorporation of Dura Automotive Systems, Inc., incorporated by reference to Exhibit 3.1 of the S-4.

         4.1 First Amendment to Indenture, dated as of July 29, 1999, among Dura Operating Corp., DASI and the subsidiary guarantors and U.S. Bank Trust National Association.

         4.2 First Amendment to Indenture, dated as of July 29, 1999, among Dura Operating Corp., DASI and the subsidiary guarantors U.S. Bank Trust National Association.

         4.3 Indenture, dated April 22, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee, relating to the Dollar Notes, incorporated by reference to Exhibit 4.7 of the S-4.

         4.4 Indenture, dated April 22, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association as trustee, relating to the Euro Notes, incorporated by reference to Exhibit 4-8 of the S-4.

         4.5 Registration Rights Agreement, dated April 22, 1999, between the Initial Purchasers and Dura Operating Corp., Dura Automotive Systems, Inc. and the Subsidiary Guarantors, relating to the Dollar Notes, incorporated by reference to Exhibit 4.9 of the S-4.

         4.6 Registration Rights Agreement, dated April 22, 1999, between the Initial Purchasers and Dura Operating Corp., Dura Automotive Systems, Inc. and the Subsidiary Guarantors, relating to the Euro Notes, incorporated by reference to
                Exhibit 4.10 of the S-4.

         27.1   Financial Data Schedule.

         (b)    Reports on Form 8-K:

                During the quarter for which this report is filed, the Company filed the following Form 8-K Current Reports with the Securities and Exchange Commission:

                1. The Company's Current Report on Form 8-K/A dated June 18, 1999 (Commission File No. 0-21139).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         DURA AUTOMOTIVE SYSTEMS, INC.


Date:  August 16, 1999                   By /s/ Stephen E.K. Graham
                                            ------------------------------------
                                             Stephen E.K. Graham
                                             Vice President,
                                             Chief Financial Officer
                                             (principal accounting and financial
                                             officer)