Form 10-Q
period 1999-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 1999-11-12
CIK 1016177

QuickLinks

Form 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-21139

DURA AUTOMOTIVE SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	38-3185711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4508 IDS Center Minneapolis, Minnesota	55402
(Address of principal executive offices)	(Zip Code)

(612) 342-2311
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at October 15, 1999 was 14,092,441 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at October 15, 1999 was 3,320,303 shares.

Dura Automotive Systems, Inc.
Form 10-Q

Table of Contents

PART I Financial Information
Item 1.	Financial Statements:
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 1999 and 1998 (unaudited)
Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 1999 and 1998 (unaudited)
Condensed Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
PART II Other Information
Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K
SIGNATURE

ITEM 1—FINANCIAL INFORMATION

    DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except per share amounts—unaudited)

	Three Months Ended Sept. 30,
	1999	1998
Revenues	$580,886	$185,204
Cost of sales	491,479	153,345

Gross profit	89,407	31,859
Selling, general and administrative expenses	37,344	13,103
Amortization expense	8,218	3,128

Operating income	43,845	15,628
Interest expense, net	22,863	5,377

Income before provision for income taxes, equity in losses of affiliate and minority interests	20,982	10,251
Provision for income taxes	8,664	4,403
Minority interest and equity in losses of affiliates, net	415	—
Minority interest—dividends on trust preferred securities, net	612	599

Net income	$11,291	$5,249

Basic earnings per common share	$0.65	$0.43

Diluted earnings per common share	$0.63	$0.43

The accompanying notes are an integral part of these condensed consolidated statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except per share amounts—unaudited)

	Nine Months Ended Sept. 30,
	1999	1998
Revenues	$1,530,754	$498,383
Cost of sales	1,292,366	413,230

Gross profit	238,388	85,153
Selling, general and administrative expenses	92,320	33,986
Amortization expense	20,542	6,724

Operating income	125,526	44,443
Interest expense, net	52,188	14,185

Income before provision for income taxes, equity in losses of affiliate and minority interests	73,338	30,258
Provision for income taxes	29,595	12,591
Minority interest and equity in losses of affiliates, net	2,908	—
Minority interest—dividends on trust preferred securities, net	1,834	1,297

Income before extraordinary item and accounting change	39,001	16,370
Extraordinary item—loss on early extinguishment of debt, net	5,402	643
Cumulative effect of change in accounting, net	3,147	—

Net income	$30,452	$15,727

Basic earnings per common share:
Income before extr. item and accounting change	$2.46	$1.61
Extraordinary item	(0.34)	(0.06)
Cumulative effect of change in accounting	(0.20)	—

Net income	$1.92	$1.55

Diluted earnings per common share:
Income before extr. item and accounting change	$2.35	$1.58
Extraordinary item	(0.31)	(0.05)
Cumulative effect of change in accounting	(0.18)	—

Net income	$1.86	$1.53

The accompanying notes are an integral part of these condensed consolidated statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	Sept. 30, 1999	December 31, 1998
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,729	$20,544
Accounts receivable, net	458,097	158,465
Inventories	137,886	50,498
Other current assets	118,506	45,924

Total current assets	732,218	275,431

Property, plant and equipment, net	487,360	188,732
Goodwill, net	1,022,439	435,960
Other assets, net	85,528	29,260

	$2,327,545	$929,383

Liabilities and Stockholders' Investment
Current liabilities:
Current maturities of long-term debt	$11,395	$15,489
Accounts payable	250,582	99,512
Accrued liabilities	288,912	96,664

Total current liabilities	550,889	211,665

Long-term debt, net of current maturities	670,521	316,417
Subordinated notes	404,470	—
Other noncurrent liabilities	228,528	108,014
Mandatorily redeemable convertible trust preferred securities	55,250	55,250

Stockholders' investment:
Common stock—Class A	140	90
Common stock—Class B	33	33
Additional paid-in capital	338,859	171,377
Retained earnings	97,504	67,052
Accumulated other comprehensive loss—cumulative translation adjustment	(18,649)	(515)

Total stockholders' investment	417,887	238,037

	$2,327,545	$929,383

The accompanying notes are an integral part of these condensed consolidated balance sheets.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands—unaudited)

	Nine Months Ended Sept. 30,
	1999	1998
OPERATING ACTIVITIES:
Net income	$30,452	$15,727
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	55,915	19,357
Equity in losses of affiliates and minority interest	2,908	—
Extraordinary loss on extinguishment of debt	5,402	643
Cumulative effect of change in accounting, net	3,147	—
Changes in other operating items	(16,927)	(46,261)

Net cash provided by (used in) operating activities	80,897	(10,534)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(563,113)	(190,779)
Capital expenditures, net	(57,947)	(16,426)
Other, net	(16,441)	(167)

Net cash used in investing activities	(637,501)	(207,372)

FINANCING ACTIVITIES:
Proceeds from borrowings, net	191,431	65,027
Proceeds from subordinated note offering, net	394,653	—
Debt issue costs	(19,537)	—
Proceeds from issuance of common stock and exercise of stock options	3,745	107,441
Proceeds from issuance of preferred securities	—	52,525
Other, net	—	444

Net cash provided by financing activities	570,292	225,437

EFFECT OF EXCHANGE RATES ON CASH	(16,503)	1,335

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,815)	8,866
CASH AND CASH EQUIVALENTS:
Beginning of period	20,544	4,148

End of period	$17,729	$13,014

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

  Revenues and operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.
Inventories consisted of the following (in thousands):

	Sept. 30, 1999	Dec. 31, 1998
Raw materials	$72,058	$23,067
Work-in-process	30,397	11,155
Finished goods	35,431	16,276

	$137,886	$50,498

3.
Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the quarter. Diluted earnings per share include (i) the effects of outstanding stock options using the treasury stock method (ii) the effects of outstanding warrants, and (iii) the conversion of the Preferred Securities from their date of issuance on March 20, 1998 as follows (in thousands, except per share amounts):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	1999	1998	1999	1998
Net income	$11,291	$5,249	$30,452	$15,727
Interest expense on mandatorily redeemable convertible preferred securities, net of tax	612	599	1,834	1,297

Net income applicable to common stockholders—diluted	$11,903	$5,848	$32,286	$17,024

Weighted average number of Class A common shares outstanding	14,085	9,000	12,553	6,011
Weighted average number of Class B common shares outstanding	3,322	3,342	3,324	4,149

	17,407	12,342	15,877	10,160
Dilutive effect of outstanding stock options after application of the treasury stock method	123	76	115	86
Dilutive effect of outstanding warrants	152	—	102	—
Dilutive effect of mandatorily redeemable convertible preferred securities, assuming conversion	1,289	1,289	1,289	912

Diluted shares outstanding	18,971	13,707	17,382	11,158

Basic earnings per share	$0.65	$0.43	$1.92	$1.55

Diluted earnings per share	$0.63	$0.43	$1.86	$1.53

4.
On March 15, 1999, Dura acquired through a cash tender offer approximately 95% of the outstanding ordinary shares of Adwest Automotive plc ("Adwest"). The Company subsequently purchased the remaining 5%. Adwest has annual revenues of approximately $400 million and is a supplier of driver control products primarily for European OEMs. The Company paid approximately $320 million to acquire all of the outstanding shares of Adwest, including the assumption of approximately $106.1 million in indebtedness.

  On March 23, 1999, the Company completed its merger with Excel Industries, Inc. ("Excel"). Excel has annual revenues of approximately $1.1 billion of which 75% is derived from the automotive/light truck market and the remainder from the recreational vehicle, mass transit and heavy truck markets. Approximately 78% of Excel's revenues are generated in North America with the remainder in Europe. The Company issued an aggregate of approximately 5.1 million shares of its Class A Common Stock and paid $155.5 million in cash to Excel's former shareholders. The Company also assumed approximately $100.0 million of indebtedness.

  On June 28, 1999, Dura acquired Metallifacture Limited ("Metallifacture") from Bullough plc for an aggregate purchase price of approximately $22.0 million. Metallifacture, located in Nottingham, England, is a manufacturer of jacks and tire carriers for the European automotive industry. It has revenues of approximately $25 million and its major customers include Ford, General Motors, Rover, Nissan and Volkswagen. The pro forma effects of this transaction are not material to the Company's results of operations for the nine months ended September 30, 1999.

  The cash consideration related to the acquisitions of Adwest, Excel and Metallifacture was financed with borrowings under a new credit facility which is further described in Note 5.

  The Company's acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at fair value as of the dates of acquisition, with the excess purchase price recorded as goodwill. With respect to the acquisitions of Excel and Adwest, the assets and liabilities have been recorded based upon preliminary estimates of fair value. At September 30, 1999, liabilities for approximately $79.5 million for costs associated with the shutdown and consolidation of certain acquired facilities and $58.5 million in severance costs are recorded on the condensed consolidated balance sheet. Additional reserves of $43.2 million related to acquired facilities and $43.2 million in severance costs were recorded during the nine months ended September 30, 1999. Costs incurred and charged, together with reallocations and exchange effects on such reserves amounted to $12.6 million related to acquired facilities and $17.0 million in severance costs for the nine months ended September 30, 1999. The Company is further evaluating the fair value of certain assets acquired and liabilities assumed in connection with certain rationalization plans. As a result, the final evaluation will likely result in adjustments to the preliminary allocations as plans are finalized which may result in changes to goodwill.

  The accompanying unaudited pro forma condensed results of operations for the nine months ended September 30, 1999 give effect to the acquisitions of Adwest and Excel, the offering of the Senior Subordinated Notes and the tender of the Trident Notes, which are further described in Note 5, as if such transactions had occurred at the beginning of the period, and exclude the effects of the extraordinary loss and the cumulative effect of change in accounting. The accompanying unaudited pro forma condensed results of operations for the nine months ended September 30, 1998 give effect to the transactions described above, the acquisitions of Universal, Trident and Hinge, the offering of Class A common stock, which is further described in Note 8, and the offering of the Convertible Trust Preferred Securities, which is further described in Note 7, as if such transactions had occurred at the beginning of the period and exclude the effects of the extraordinary loss. The 1998 results of operations of Trident for the period prior to its acquisition date, which are included in the unaudited pro forma financial information, reflect pretax charges of approximately $3.6 million relating to the recognition of obligations to certain Trident customers. The following unaudited pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at such date or to project the Company' results of future operations (in thousands, except per share data):

	Pro Forma for the Nine Months Ended Sept. 30,
	1999	1998
Revenues	$1,918,805	$1,880,484
Operating income	148,911	116,363
Net income	43,200	25,264
Basic earnings per share	$2.48	$1.45
Diluted earnings per share	$2.38	$1.45

5.
Long-term debt consisted of the following (in thousands):

	Sept. 30, 1999	December 31, 1998
Credit Agreement:
Tranche A and B term loans	$553,892	$—
Revolving credit facility	53,174	—
Trident 10% senior subordinated notes, due 2005	—	81,150
Former Credit Facility	—	243,510
Other	74,850	7,246

	681,916	331,906
Less-current maturities	(11,395)	(15,489)

Total long-term debt	$670,521	$316,417

  In connection with the acquisitions of Adwest and Excel, the Company entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. As of September 30, 1999, rates on borrowings under the Credit Agreement ranged from 4.6% to 7.6%. The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The Company was in compliance with the covenants as of September 30, 1999. Borrowings under the Credit Agreement are collateralized by the assets of the Company.

  The Credit Agreement provides the Company with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of September 30, 1999 revolving credit borrowings were as follows: $40.1 million in US dollars; $5.5 million in Canadian dollars; $3.9 million in Australian dollars; and $3.7 million in British pound sterling.

  On June 24, 1999, Dura retired the $75.0 million of Trident's outstanding 10% Senior Subordinated Notes ("the Trident Notes") due 2005. The total consideration paid was approximately $84.0 million of principal and premium and was funded through borrowings under the credit agreement.

  In connection with the termination of the Company's former credit facility, the Company wrote-off deferred financing costs of approximately $2.7 million, net of income taxes, during the first quarter of 1999. In addition, the Company wrote-off costs of approximately $2.7 million, net of income taxes, related to the tender of the Trident Notes during the second quarter of 1999. These charges are reflected as extraordinary items in the accompanying statements of operations for the nine months ended September 30, 1999.

6.
On April 23, 1999, the Company completed the offering of $300 million and Euro 100 million of senior subordinated notes ("Subordinated Notes"). The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $395.0 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $116.9 million will be used for general corporate purposes. These notes are collateralized by guarantees of certain of the Company's subsidiaries (see Note 11).

7.
Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the Company, comprehensive income represents net income adjusted for foreign currency translation adjustments. The Company had comprehensive income of approximately $11.1 million and $8.0 million for the three months ended September 30, 1999 and 1998, respectively. The Company had comprehensive income of approximately $12.3 million and $15.4 million for the nine months ended September 30, 1999 and 1998, respectively.

8.
On October 28, 1999, the Company agreed to acquire the seat adjusting business of Meritor Automotive, Inc. ("Meritor") for total cash consideration of $130 million. Meritor's seat track business manufactures seat track adjusting mechanisms for the North American automotive industry. Meritor, with operations in Bracebridge, Ontario and Gordonsville, Tennessee, had revenues of approximately $130 million and is a Tier II supplier to Lear Corporation and other automotive interior suppliers. The transaction, which is subject to regulatory approval, is expected to close during the fourth quarter of 1999.

9.
Effective January 1, 1999, the Company adopted the provisions of the Financial Accounting Standards Board Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs associated with certain start-up activities be expensed as incurred versus capitalizing and expensing them over a period of time. Previously, the Company capitalized certain design and engineering costs which related to future programs and amortized these costs over the life of the program once production began. Pursuant to the provisions of SOP 98-5, the Company wrote off the unamortized balance of such capitalized costs, net of income tax benefits, of approximately $3.1 million. The write-off is reflected as a cumulative effect of change in accounting in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 1999.

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company has not yet quantified the impact of adopting SFAS No. 133.

10.
Supplemental cash flow information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Cash paid for—
Interest	$16,573	$6,407	$37,426	$15,859
Income taxes	4,243	2,398	13,291	9,804
11.
On March 20, 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of the Company, completed the offering of $55.3 million of its 7 1/2% Convertible Trust Preferred Securities ("Preferred Securities"). No separate financial statements of the Issuer have been included herein. The Company does not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer will be owned, directly or indirectly, by the Company, a reporting company under the Exchange Act, (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 7 1/2% Convertible Subordinated Debentures due March 31, 2028 issued by the Company and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by the Company.

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

Dura Automotive Systems, Inc.
Condensed Consolidating Statements of Operations for the Nine Months Ended Sept. 30, 1998
(Amounts in thousands)

	Dura Operating Corp.	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Revenues	$248,852	$115,267	$138,561	$(4,297)	$498,383
Cost of sales	209,530	93,855	114,142	(4,297)	413,230

Gross profit	39,322	21,412	24,419	—	85,153
Selling, general and Administrative expenses	15,904	7,191	10,891	—	33,986
Amortization expense	2,685	1,739	2,300	—	6,724

Operating income	20,733	12,482	11,228	—	44,443
Interest expense, net	8,296	1,701	4,188	—	14,185

Income before provision for Income taxes, equity in (earnings) losses of affiliates and minority interests	12,437	10,781	7,040	—	30,258
Provision for income taxes	4,664	4,216	3,711	—	12,591
Equity in (earnings) losses of affiliates	(9,894)	—	(2,916)	12,810	—
Minority interest-dividends on trust preferred securities, net	1,297	—	—	—	1,297

Income (loss) before extraordinary item	16,370	6,565	6,245	(12,810)	16,370
Extraordinary item—loss on early extinguishment of debt, net	643	—	—	—	643

Net income (loss)	$15,727	$6,565	$6,245	$(12,810)	$15,727

Dura Automotive Systems, Inc.
Condensed Consolidating Statements of Cash Flows for the Nine Months Ended Sept. 30, 1998
(Amounts in thousands)

	Dura Operating Corp.	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$15,727	$6,565	$6,245	$(12,810)	$15,727
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,748	4,056	6,553	—	19,357
Equity in losses of affiliates and minority interest	(12,810)	—	—	12,810	—
Extraordinary loss on early extinguishment of debt	643	—	—	—	643
Changes in other operating items	(2,404)	(28,818)	(15,039)	—	(46,261)

Net cash provided by (used in) operating activities	9,904	(18,197)	(2,241)	—	(10,534)

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	—	(54,853)	(135,926)	—	(190,779)
Capital expenditures, net	(6,849)	(2,383)	(7,194)	—	(16,426)
Other, net	—	—	(167)	—	(167)

Net cash used in investing activities	(6,849)	(57,236)	(143,287)	—	(207,372)

FINANCING ACTIVITIES:
Proceeds from borrowings, net	2,633	11,513	50,881	—	65,027
Debt financing (to)/from Affiliates	(166,452)	67,032	99,420	—	—
Proceeds from issuance of common stock and exercise of stock options	107,441	—	—	—	107,441
Proceeds from issuance of preferred securities	52,525	—	—	—	52,525
Other, net	444	—	—	—	444

Net cash provided by (used for) financing activities	(3,409)	78,545	150,301	—	225,437

EFFECT OF EXCHANGE RATES ON CASH	—	(28)	1,363	—	1,335

NET INCREASE IN CASH AND CASH EQUIVALENTS	(354)	3,084	6,136	—	8,866
CASH AND CASH EQUIVALENTS:
Beginning of period	1,292	134	2,722	—	4,148

End of period	$938	$3,218	$8,858	$—	$13,014

Dura Automotive Systems, Inc.
Condensed Consolidating Balance Sheets as of September 30, 1999
(Amounts in thousands)

	Dura Operating Corp.	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$4,908	$450	$12,371	$—	$17,729
Accounts receivable, net	139,989	117,856	200,252	—	458,097
Inventories	34,513	36,665	66,708	—	137,886
Other current assets	36,830	25,902	55,774	—	118,506
Due from affiliates	75,830	141,877	(186)	(217,521)	—

Total current assets	292,070	322,750	334,919	(217,521)	732,218
Property, plant and equipment, net	107,948	112,705	266,707	—	487,360
Investment in subsidiaries	544,954	29,619	168,746	(743,319)	—
Notes receivable from affiliates	387,132	—	44,617	(431,749)	—
Goodwill, net	335,579	191,616	495,244	—	1,022,439
Other assets, net	46,951	4,096	34,481	—	85,528

	$1,714,634	$660,786	$1,344,714	$(1,392,589)	$2,327,545

Liabilities and Stockholders' Investment
Current liabilities:
Current maturities of long-term debt	$143	$1,101	$10,151	$—	$11,395
Accounts payable	82,199	51,600	116,783	—	250,582
Due to affiliates	43,285	140,084	34,152	(217,521)	—
Accrued liabilities	101,237	52,189	135,486	—	288,912

Total current liabilities	226,864	244,974	296,572	(217,521)	550,889
Long-term debt, net of current maturities	521,223	3,172	146,126	—	670,521
Subordinated notes	404,470	—	—	—	404,470
Other noncurrent liabilities	70,291	68,690	89,547	—	228,528
Notes payable to affiliates	—	22,757	409,022	(431,779)	—

Total liabilities	1,222,848	339,593	941,267	(649,300)	1,854,408
Mandatorily redeemable convertible trust preferred securities	55,250	—	—	—	55,250
Stockholders' investment:
Common stock—Class A	140	278,549	401,669	(680,218)	140
Common stock—Class B	33	—	—	—	33
Additional paid-in capital	338,859	—	—	—	338,859
Retained earnings	97,504	42,649	20,310	(62,959)	97,504
Accumulated other comprehensive loss—cumulative translation adjustment	—	(5)	(18,532)	(112)	(18,649)

Total stockholders' investment	436,536	321,193	403,447	(743,289)	417,887

	$1,714,634	$660,786	$1,344,714	$(1,392,589)	$2,327,545

Dura Automotive Systems, Inc.
Condensed Consolidating Statements of Operations for the Nine Months Ended Sept. 30, 1999
(Amounts in thousands)

	Dura Operating Corp.	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
Revenues	$555,031	$433,914	$556,855	$(15,046)	$1,530,754
Cost of sales	468,985	367,969	470,458	(15,046)	1,292,366

Gross profit	86,046	65,945	86,397	—	238,388
Selling, general and administrative expenses	44,313	10,701	37,306	—	92,320
Amortization expense	8,762	3,950	7,830	—	20,542

Operating income	32,971	51,294	41,261	—	125,526
Interest expense, net	30,126	2,353	19,709	—	52,188

Income before provision for income taxes, equity in (earnings) losses of affiliates and minority interests	2,845	48,941	21,552	—	73,338
Provision for income taxes	1,020	18,108	10,467	—	29,595
Equity in (earnings) losses of affiliates and minority interest	(35,619)	—	(2,445)	40,972	2,908
Minority interest-dividends on trust preferred securities, net	1,834	—	—	—	1,834

Income before extraordinary item and accounting change	35,610	30,833	13,530	(40,972)	39,001
Extraordinary item—loss on early extinguishment of debt, net	2,011	—	3,391	—	5,402
Cumulative effect of change in accounting, net	3,147	—	—	—	3,147

Net income (loss)	$30,452	$30,833	$10,139	$(40,972)	$30,452

Dura Automotive Systems, Inc.
Condensed Consolidating Statements of Cash Flows for the Nine Months Ended Sept. 30, 1999
(Amounts in thousands)

	Dura Operating Corp.	Guarantor Companies	Non-Guarantor Companies	Eliminations	Consolidated
OPERATING ACTIVITIES:
Net income (loss)	$30,452	$30,833	$10,139	$(40,972)	$30,452
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,747	13,235	23,933	—	55,915
Equity in losses of affiliates and minority interest	(39,138)	—	1,074	40,972	2,908
Extraordinary loss on extinguishment of debt	2,011	—	3,391	—	5,402
Cumulative effect of change in accounting, net	3,147	—	—	—	3,147
Changes in other operating items	60,526	(38,008)	(39,445)	—	(16,927)

Net cash provided by (used in) operating activities	75,745	6,060	(908)	—	80,897

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired	(442,501)	—	(120,612)	—	(563,113)
Capital expenditures, net	(7,486)	(15,942)	(34,519)	—	(57,947)
Other, net	—	—	(16,441)	—	(16,441)

Net cash used in investing activities	(449,987)	(15,942)	(171,572)	—	(637,501)

FINANCING ACTIVITIES:
Proceeds from borrowings, net	358,551	(8,675)	(158,445)	—	191,431
Proceeds from subordinated note offering, net	394,653	—	—	—	394,653
Debt issue costs	(19,537)	—	—	—	(19,537)
Proceeds from issuance of common stock and exercise of stock options	3,745	—	—	—	3,745
Debt financing (to)/from affiliates	(359,509)	19,569	339,940	—	—

Net cash provided by financing activities	377,903	10,894	181,495	—	570,292

EFFECT OF EXCHANGE RATES ON CASH	—	(5)	(16,498)	—	(16,503)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,661	1,007	(7,483)	—	(2,815)
CASH AND CASH EQUIVALENTS:
Beginning of period	1,247	(557)	19,854	—	20,544

End of period	$4,908	$450	$12,371	$—	$17,729

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

Revenues—Revenues of $580.9 million for the three months ended September 30, 1999 increased substantially over the $185.2 million reported for the three months ended September 30, 1998. The increase in revenues is primarily the result of the acquisitions of Excel and Adwest in March 1999. Sales also benefited from strong North American vehicle production during the quarter.

Cost of Sales—Cost of sales for the three months ended September 30, 1999 increased by $338.2 million to $491.5 million from $153.3 million for the three months ended September 30, 1998. Cost of sales as a percentage of revenues for the three months ended September 30, 1999 was 84.6% compared to 82.8% for the three months ended September 30, 1998. The corresponding decrease in gross margins is primarily the result of historically lower margins being achieved at the acquired operations.

S, G & A Expenses—Selling, general and administrative expenses were $37.3 million for the three months ended September 30, 1999 compared to $13.1 million for the three months ended September 30, 1998. The increase was due primarily to incremental costs from the acquisitions discussed above. As a percentage of revenues, selling, general and administrative expenses were 6.4% for the three months ended September 30, 1999 compared to 7.1% for the three months ended September 30, 1998.

Interest Expense—Interest expense for the three months ended September 30, 1999 was $22.9 million compared to $5.4 million for the three months ended September 30, 1998. The increase was due principally to borrowings incurred related to the acquisitions discussed above.

Income Taxes—The effective income tax rate was 41.3% for the three months ended September 30, 1999 and 43.0% for the three months ended September 30, 1998. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization. The decrease in rate from prior year is due to the varying tax rates among the tax jurisdictions for which the Company operates.

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998

Revenues—Revenues of $1,530.8 million for the nine months ended September 30, 1999 increased substantially over the $498.4 million reported for the nine months ended September 30, 1998. The increase in revenues is primarily the result of the acquisitions of Trident in April 1998 and Excel and Adwest in March 1999. Sales for the nine months also benefited from increased North American vehicle production.

Cost of Sales—Cost of sales for the nine months ended September 30, 1999 increased by $879.2 million to $1,292.4 million from $413.2 million for the nine months ended September 30, 1998. Cost of sales as a percentage of revenues for the nine months ended September 30, 1999 was 84.4% compared to 82.9% for the nine months ended September 30, 1998. The corresponding decrease in gross margins is primarily the result of lower margins at the acquired operations offset by efficiency improvements at certain Dura operations.

S, G & A Expenses—Selling, general and administrative expenses were $92.3 million for the nine months ended September 30, 1999 compared to $34.0 million for the nine months ended September 30, 1998. The increase was due primarily to incremental costs from the acquisitions discussed above. As a percentage of revenues, selling, general and administrative expenses were 6.0% for the nine months ended September 30, 1999 compared to 6.8% for the nine months ended September 30, 1998.

Interest Expense—Interest expense for the nine months ended September 30, 1999 was $52.2 million compared to $14.2 million for the nine months ended September 30, 1998. The increase was due principally to borrowings incurred related to the acquisitions discussed above.

Income Taxes—The effective income tax rate was 40.4% for the nine months ended September 30, 1999 and 41.6% for the nine months ended September 30, 1998. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization. The decrease in rate from prior year is due to the varying tax rates among the tax jurisdictions for which the Company operates.

Liquidity and Capital Resources

During the first nine months of 1999, Dura provided cash from operations of $80.9 million, compared to a $10.5 million use of cash in 1998. Cash generated from operations before changes in working capital items was $97.8 million for 1999 compared to $35.7 million for 1998. Increases in working capital used cash of $16.9 million in 1999 compared to $46.3 million in 1998. The increase in working capital is primarily the result of the timing of cash receipts from the Company's major customers that were received subsequent to the 1998 period.

Net cash used in investing activities was $637.5 million for the nine months of 1999 as compared to $207.4 million in 1998. Net capital expenditures totaled $57.9 million for the nine months of 1999 primarily for equipment and dedicated tooling purchases related to new or replacement programs with an additional $563.1 million used for the acquisitions of Adwest and Excel. This compares with net capital expenditures of $16.4 million in 1998 and $190.8 million used for the acquisitions of Universal, Trident and Hinge.

Net cash provided by financing activities totaled $570.3 million for the nine months of 1999 compared with $225.4 million in 1998. Included in this source of funds is $394.7 million of cash that was provided through the subordinated note offering discussed above.

In connection with the acquisitions of Adwest and Excel, the Company entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. Borrowings under the interim loan were due and payable in September 2000 and, as further discussed below, were repaid in April 1999. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. As of September 30, 1999, rates on borrowings under the Credit Agreement ranged from 4.6% to 7.6%. The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The Company was in compliance with the covenants as of September 30, 1999. Borrowings under the Credit Agreement are collateralized by the assets of the Company.

The Credit Agreement provides the Company with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of September 30, 1999 revolving credit borrowings were as follows: $40.1 million in US dollars; $5.5 million in Canadian dollars; $3.9 million in Australian dollars; and $3.7 million in British pound sterling.

At September 30, 1999, Dura had unused borrowing capacity of approximately $273 million under its most restrictive debt covenant. Dura believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 1999 capital expenditures will approximate $100 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

On April 23, 1999, the Company completed the offering of $300 million and Euro 100 million of senior subordinated notes ("Subordinated Notes"). The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $395.0 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $116.9 million will be used for general corporate purposes. These notes are collateralized by guarantees of certain of the Company's subsidiaries.

On June 24, 1999, Dura retired the $75.0 million of Trident's outstanding 10% Senior Subordinated Notes ("the Trident Notes") due 2005. The total consideration paid was approximately $84.0 million of principal and premium and was funded through borrowings under the credit agreement.

In connection with the termination of the Company's former credit facility, the Company wrote-off deferred financing costs of approximately $2.7 million, net of income taxes during the first quarter of 1999. In addition, the Company wrote-off costs of approximately $2.7 million, net of income taxes related to the tender of the Trident Notes during the second quarter of 1999. These charges are reflected as an extraordinary item in the accompanying statement of operations for the nine months ended September 30, 1999.

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

On March 23, 1999, the Company completed its merger with Excel Industries, Inc. ("Excel"). Excel has annual revenues of approximately $1.1 billion of which 75% is derived from the automotive/light truck market and the remainder from the recreational vehicle, mass transit and heavy truck markets. Approximately 78% of Excel's revenues is generated in North America with the remainder in Europe. The Company issued an aggregate of approximately 5.1 million shares of its Class A Common Stock and paid $155.5 million in cash to Excel's former shareholders. The Company also assumed approximately $100.0 million of indebtedness in connection with the merger with Excel.

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

On October 28, 1999, the Company agreed to acquire the seat adjusting business of Meritor Automotive, Inc. ("Meritor") for total cash consideration of $130 million. Meritor's seat track business manufactures seat track adjusting mechanisms for the North American automotive industry. Meritor, with operations in Bracebridge, Ontario and Gordonsville, Tennessee, had revenues of approximately $130 million and is a Tier II supplier to Lear Corporation and other automotive interior suppliers. The transaction, which is subject to regulatory approval, is expected to close during the fourth quarter of 1999.

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

Most of Dura's facilities have completed the inventory and assessment of their internal information technology ("IT") and non-IT systems (including business, operating and factory floor systems) and are working on remediation, as appropriate, for these systems. The remediation may include repair, replacement or upgrading of specific systems and components, with priorities based on a business risk assessment. Remediation activities for Dura's internal systems was completed as of September 30, 1999 and contingency plans, as needed, will be completed before the end of the year.

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

Recently Issued Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allow a derivative's gains or losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Dura has not yet quantified the impacts of adopting SFAS No. 133.

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

DURA AUTOMOTIVE SYSTEMS, INC.
Date: November 12, 1999	By	/s/ STEPHEN E. K. GRAHAM Stephen E. K. Graham Vice President, Chief Financial Officer (principal accounting and financial officer)

QuickLinks

Table of Contents

ITEM 1—FINANCIAL INFORMATION

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. OTHER INFORMATION
Item 1. Legal Proceedings:
Item 2. Change in Securities:
Item 3. Defaults Upon Senior Securities:
Item 4. Submission of Matters to a Vote of Security Holders:
Item 5. Other Information:
Item 6. Exhibits and Reports on Form 8-K:

SIGNATURE