Form 10-K405
period 1999-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2000-03-30
CIK 1016177

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                         Commission file number:
    DECEMBER 31, 1999                                     0-21139

                  ---------------------------------------------

                          DURA AUTOMOTIVE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                        38-3185711
(State of Incorporation)                   (I.R.S. Employer Identification No.)

          4508 IDS CENTER
       MINNEAPOLIS, MINNESOTA                                    55402
        (Address of Principal                                 (Zip Code)
          Executive Offices)

       Registrant's telephone number, including area code: (612) 342-2311


         Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act: None
                 Class A Common Stock, par value $.01 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     [X]

         As of March 24, 2000, 14,100,514 shares of Class A Common Stock of the Registrant were outstanding and the aggregate market value of the Class A Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding shares owned beneficially by affiliates, was approximately $204,847,000. In addition, 3,320,303 shares of Class B Common Stock of the Registrant were outstanding at March 24, 2000.

Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 25, 2000 (the "2000 Proxy Statement").

        ----------------------------------------------------------------

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

PART IV

         Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

ITEM 1.  BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS

         Background of Company

         Dura Automotive Systems, Inc. and its subsidiaries (collectively referred to as "Dura" or the "Company") is the world's largest independent designer and manufacturer of driver control systems for the global automotive industry. The Company is also a leading global supplier of window systems, door systems and engineered mechanical components. Dura's products include:

         - driver control products - automotive cables, parking brake mechanisms, transmission shifter mechanisms, brake, clutch and accelerator pedals;

         - window system products - encapsulated windows, push out and sliding windows;

         - door system products - window regulators, frames, hinges and door modules; and

         - engineered products - seating systems, engine control products and engineered mechanical components, such as underbody tire carriers, jacks, turn signal and tilt lever assemblies, injection molded plastic parts, hood hinges, automotive lighting products and latches, thixomolded magnesium and mobile products.

         Dura sells its products to every major North American, Japanese and European automotive Original Equipment Manufacturers ("OEMs"). Dura has over 80 manufacturing and product development facilities located in the United States, Australia, Brazil, Canada, the Czech Republic, France, Germany, India, Mexico, Portugal, Spain and the United Kingdom.

         The automotive components supply industry is undergoing significant consolidation and globalization as OEMs continue to reduce their supplier base. In order to lower costs and improve quality, OEMs are awarding sole-source contracts to full-service suppliers who are able to supply larger portions of a vehicle on a global basis. OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are seeking suppliers capable of providing complete systems rather than suppliers who only provide separate component parts. In addition, they require suppliers to have the capability to design and manufacture their products in multiple geographic markets.

         In response to these trends, Dura has pursued a disciplined acquisition strategy that has provided a wider variety of product, manufacturing and technical capabilities. Dura has broadened its geographic coverage and strengthened its ability to supply products on a global basis. Since its formation in 1990, Dura has completed 15 such acquisitions and has entered into two joint ventures. As a full-service supplier with strong OEM relationships, Dura expects to continue to benefit from the supply base consolidation trends.

         During 1999, Dura completed a series of strategic acquisitions:

         - In March 1999, Dura acquired Excel Industries, Inc. ("Excel"), a designer and manufacturer of window, door and seating systems for the North American and European automotive and heavy-truck markets. Excel also designed and manufactured appliances and other components for sale to the North American recreational vehicle market. The acquisition of Excel expanded Dura's product offerings through the addition of window and door systems. Dura increased its market penetration with important customers such as DaimlerChrysler and Volkswagen. Operational efficiencies were improved through the consolidation of design, engineering and administrative activities.

         - In March 1999, Dura acquired Adwest Automotive plc ("Adwest"), a designer and manufacturer of driver control mechanisms and engine control products for the European automotive market. Through its addition of driver control mechanism design and manufacturing capabilities, the acquisition of Adwest enabled Dura to supply complete driver control systems (including the mechanism and related cable) to the European automotive market. This acquisition strengthened Dura's relationship with a broad range of Europe's largest OEMs, including Volkswagen and BMW. The physical proximity of Dura's European facilities to those of Adwest also provided opportunities to achieve operational synergies through the consolidation of design, engineering and administrative activities and through the reorganization of the combined company's manufacturing activities.

         -   In June 1999, Dura acquired Metallifacture Limited
("Metallifacture") from Bullough plc. Metallifacture, located in Nottingham, England, is a manufacturer of jacks and tire carriers for the European automotive industry.

         - In November 1999, Dura acquired the seat adjusting business of Meritor Automotive, Inc. ("Meritor"). Meritor's seat track business manufactures seat track adjusting mechanisms for the North American automotive industry. Meritor, with operations in Bracebridge, Ontario and Gordonsville, Tennessee, is a Tier II supplier to Lear Corporation and other automotive interior suppliers. This further strengthened Dura's product portfolio giving it the ability to supply power seat adjusters.

         Dura's revenues have increased from $129.3 million in 1993 to $2.2 billion in 1999, representing a compound annual growth rate of approximately 63%. Over this same period, Dura's operating income margin has improved from 2.8% of revenues to 7.8% of revenues. This is the result of the Company's aggressive acquisition strategy, organic growth and disciplined manufacturing efficiency and productivity initiatives related to both existing and acquired operations.

         Approximately 68% of Dura's 1999 revenues were generated from sales to North American OEMs with its major customers being Ford, GM, DaimlerChrysler, Toyota, Honda and Nissan. Dura manufactures products for many of the most popular car, light truck and sport utility models, including all of the top ten selling vehicles in North America: the Ford Taurus, Explorer, Ranger and F-Series pickup, the GM C/K pickup, the Dodge Caravan and Ram pickup; the Honda Accord and Civic, and the Toyota Camry. As a result of recent acquisitions, approximately 32% of Dura's 1999 revenues were generated from sales to European OEMs including Volkswagen, Mercedes, PSA (Peugeot and Citroen), BMW and Renault. Dura is generally the sole supplier of the parts it sells to OEMs and will continue to supply parts for the life of the model, which usually ranges from three to seven years.

         Industry Trends

         Dura's performance and growth is directly related to certain trends within the automotive market. The consolidation of the component supply industry includes the growth of system sourcing and the increase in global sourcing.

         Supplier Consolidation. During the 1990s, OEMs have continued to reduce their supplier base, awarding sole-source contracts to full-service suppliers. As a result, OEMs currently work with a smaller number of suppliers each of which supplies a greater proportion of the total vehicle. These requirements can best be met by suppliers with sufficient size, geographic scope and financial resources. This environment provides an opportunity to grow by obtaining business previously provided by other non full-service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, facilities and overall management. Suppliers that obtain superior ratings are considered for new business. Although these supplier policies have already resulted in significant consolidation of component suppliers in certain segments, Dura believes that opportunities exist for further consolidation within its segment. This is particularly true in Europe, which has many suppliers with relatively small market shares.

         System Sourcing. OEMs increasingly seek suppliers capable of manufacturing complete systems of a vehicle rather than suppliers who only produce individual parts that comprise a system. By outsourcing complete systems, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to beginning production. Dura has capitalized on this trend by designing its mechanisms and cable systems to function together and by providing mechanism and cable designs that are integrated into the design of the entire vehicle.

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

         Dura has over 40 manufacturing facilities located in Australia, Brazil, Canada, the Czech Republic, France, Germany, India, Mexico, Portugal, Spain and the United Kingdom. In addition, Dura has formed strategic alliances, which range from investments in other manufacturers to informal understandings, should not only give Dura access to new geographic markets and customers, but also the capability of offering complementary products. Dura also has nine technical centers located at its facilities in Europe and it has relocated technical personnel resources to locations in which OEMs will develop "world cars." By participating in the design of these vehicles and through implementation of manufacturing processes near the point of use, Dura believes it can continue to expand on its international presence.

         Business Strategy

         Dura's primary business objective is to capitalize on the consolidation, globalization and system sourcing trends in the automotive supply industry in order to be the leading provider of the systems it supplies to OEMs worldwide. The key elements of Dura's operating and growth strategies are as follows:

OPERATING STRATEGY

         Continuous Operational Improvements. Dura continuously implements strategic initiatives designed to improve product quality and reduce manufacturing costs through the introduction of cellular manufacturing methods, consolidation of manufacturing facilities, improvement in inventory management and the reduction of scrap. Manufacturing flexibility enables Dura's facilities to produce systems in a cost-effective manner and strengthens Dura's ability to meet the just-in-time and in-line sequence delivery schedules of many of its customers. Dura utilizes a common set of key metrics used to measure actual performance in comparison to standards and goals.

         Capitalize on Opportunities for Operating Synergies. Dura's acquisitions typically provide it with a number of opportunities to reduce costs and improve operational efficiency. For example, the similarity of the manufacturing processes and technical capabilities of Dura, Excel and Adwest is expected to result in significant cost savings and operating synergies. Immediately following the execution of acquisition agreements, Dura establishes cross-functional teams which identify synergies expected to be realized from consolidation of the design, engineering and administrative functions, plant restructuring and realignment and coordination of raw material purchases. The cross-functional teams formulate an overall integration plan.

         Foster a Decentralized, Participatory Culture. Dura's decentralized approach to managing its manufacturing facilities encourages decision making and employee participation in areas such as manufacturing processes and customer service. This "team" approach fosters a unified culture and enhances communication of strategic direction and goals, while facilitating a greater success rate in reaching and exceeding its objectives. Dura provides ownership-related incentives to not only its managers, but also to its salaried and hourly employees, through grants under Dura's stock option plan and participation in the employee stock discount purchase plan.

GROWTH STRATEGY

         Focus on Systems. OEMs are increasingly seeking suppliers capable of providing complete systems rather than suppliers who only provide separate component parts. A key element of Dura's growth strategy has been to add to its ability to provide complete systems to its OEM customers. The Adwest acquisition significantly enhanced Dura's ability to provide transmission shifter systems and parking brake systems on a global basis while the Excel and Meritor acquisitions expanded Dura's product offerings by adding new product systems including window, door, and seat systems.

         Increase Platform and Customer Penetration. A key element of Dura's strategy is to increase volume by adding new customers and to strengthen its existing customer relationships by broadening its range of products through internal development efforts and acquisitions. The acquisitions completed during 1999 expanded Dura's relationships with the North American and European OEMs. Dura has also obtained significant firm orders on a number of new platforms for the years 2000 through 2002 for incremental new business in North America and Europe. Dura believes that its geographic diversity and product depth strengthen its ability to pursue new vehicle platform contracts in the future.

         Extend Global Manufacturing Reach. In 1999, over 72% of total worldwide passenger vehicle production occurred outside North America. To meet OEMs' increasing preference for suppliers with global capabilities, Dura has expanded its manufacturing operations into new geographic markets through strategic acquisitions and joint ventures. Consistent with this strategy, the acquisitions of the VOFA Group (Germany, Spain), REOM Industries (Aust) Pty Ltd. (Australia), Trident (Brazil, Canada, France, Germany, U.K.), Pollone, S.A. (Brazil), Excel (Czech Republic, Germany, Mexico, Portugal, Spain, U.K.) and Adwest (France, Germany, India, Spain, U.K.) enhanced Dura's ability to serve its customers globally. Increased international sales will also allow Dura to mitigate the effects of cyclical downturns in a given geographic region and further diversify its OEM customer base.

         Pursue Strategic Acquisitions. Dura competes in what we believe to be a $12 to $14 billion, highly fragmented, worldwide automotive market that provides numerous potential acquisition and joint venture opportunities. Since 1996, Dura has successfully completed fifteen strategic acquisitions and formed two joint ventures. Dura's management has substantial experience in completing and integrating acquisitions within the automobile parts industry and believes that this experience will help it select and pursue acquisition opportunities that meet Dura's criteria of: (1) providing additional and complementary product, manufacturing and technical capabilities; (2) broadening its geographic coverage and strengthening its ability to supply products on a global basis; (3) increasing both the number of models for which Dura supplies products and the content level on existing models; and (4) increasing Dura's customer penetration.

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

         Since the completion of the acquisition of the Brake and Cable Business, Dura has successfully completed the following strategic acquisitions and joint venture:

         - In August 1996, Dura formed a joint venture with Excel to participate equally in the acquisition of a 25.5% interest in Pollone S.A. ("Pollone"), a manufacturer of automotive components and mechanical assemblies headquartered in Sao Paulo, Brazil, for $5 million in total. The joint venture also loaned Pollone an additional $10.5 million pursuant to notes which are convertible into equity of Pollone at the joint venture's option. In January 1998, the joint venture increased its interest in Pollone to 51.0% through the conversion of certain of these notes. As a result of Dura's March 1999 acquisition of Excel, the Company began consolidating Pollone's financial results. This investment provided Dura with a manufacturing presence in South America.

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

         - In January 1997, Dura acquired the VOFA Group ("VOFA") for approximately $38.0 million in cash and assumed indebtedness, plus contingent payments. VOFA designs and manufactures shifter cables, brake cables and other light duty cables for the European automotive and industrial markets from facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain. The acquisition added new customers such as Mercedes, Volkswagen and BMW, providing a strong European position. This established Dura's cable manufacturing capabilities globally.

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

         - In December 1997, Dura purchased approximately 19% of the outstanding common stock of Thixotech Inc. ("Thixotech") for approximately
$0.5 million. Dura also loaned Thixotech an additional $2.8 million pursuant to notes which are convertible into additional common stock of Thixotech at Dura's option. During 1998 and 1999, Dura purchased approximately $4.2 million of 5% convertible preferred stock of Thixotech. In addition, the Company guaranteed approximately $1.5 million of Thixotech capital lease financing. Subsequent to year-end, Dura exercised its conversion rights under the notes discussed above, becoming the majority owner of Thixotech. Thixotech is currently pursuing the development of an alternative manufacturing technology for component parts.

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

         - In August 1998, Dura acquired the hinge business from Tower Automotive, Inc. ("Hinge Business") for approximately $37.3 million. The Hinge Business has annual revenues of approximately $50.0 million and manufactures automotive hood and deck lid hinges.

         - In March 1999, Dura acquired Excel for approximately $155 million in cash, 5 million shares of Dura Class A Common Stock and the assumption of $167 million in indebtedness. Excel designs and manufactures window, door and seating systems for the automotive, recreational vehicle, heavy truck and mass transit markets and appliances and hardware for the recreational vehicle market. Excel also manufactures decorative trim for the automotive market and complex injection molded parts for the consumer and industrial markets. Revenues for 1998 were approximately $1.1 billion. The acquisition of Excel provided the Company with new, value-added product lines and strengthen Dura's relationship with important customers such as Ford, DaimlerChrysler, Volkswagen and BMW.

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

         - In June 1999, Dura acquired Metallifacture from Bullough plc. Metallifacture, located in Nottingham, England, is a manufacturer of jacks and tire carriers for the European automotive industry. It has revenues of approximately $25 million and its major customers include Ford, General Motors, Rover, Nissan and Volkswagen.

         - In November 1999, the Company acquired the seat adjusting business of Meritor for total cash consideration of $130 million. Meritor's seat track business manufactures seat track adjusting mechanisms for the North American automotive industry. Meritor, with operations in Bracebridge, Ontario and Gordonsville, Tennessee, had revenues of approximately $130 million and is a Tier II supplier to Lear Corporation and other automotive interior suppliers.

         Products

         Dura is the world's largest independent designer and manufacturer of driver control systems for the global automotive industry. Dura is also a leading global supplier of window systems and door systems. Dura believes, based upon its experience in the automotive supply industry, that it holds the number one or number two market position for its principal products in the following markets. The table below sets forth Dura's market position in North America and Europe in 1999:

                                                                                           Market
                      Product Category                       Region                       Position

               Automotive cables                          North America                      #1
                                                          Europe                             #1
               Parking brake mechanisms                   North America                      #1
                                                          Europe                             #1
               Transmission shifter mechanisms            North America                      #1
                                                          Europe                             #2
               Window systems                             North America                      #1
                                                          Europe                             #2
               Window regulators                          North America                      #1


         Dura also holds the #1 market position in Europe for engine thermostats and the #1 position in North America for tire carriers.

         Although a portion of Dura's products are sold directly to OEMs as finished components, Dura uses most of its products to produce "systems" or "subsystems," which are groups of component parts located throughout the vehicle which operate together to provide a specific vehicle function. Systems currently produced by Dura include parking brake, transmission shifter, latch, window, door, seating and engine control systems.

         A brief summary of each of Dura's principal product categories is set forth below:

       Product Category                         Description

Driver Control Systems:
  Automotive cables                  Cables used for parking brakes, transmission shifters (manual and automatic), throttles and light duty cables (such as cables used for oil level gauges, hood releases and fuel doors)

  Parking brake mechanisms           Components used for both foot and hand operated parking brakes

  Transmission shifter
    mechanisms                       Manual and automatic console-based and column-mounted transmission shifters

Window Systems                       Various types of automotive windshields and rear, vent, quarter, pushout and sliding windows

Door                                 Systems Window regulators (both manual and automatic), door latches, door frames, door hinges and related components

Seating Systems                      Seat and height adjuster systems and recliner mechanisms

Mobile                               Products Appliances (such as water heaters, furnaces, stoves and ranges), seating components, door and window assemblies, wing ventilator, fixed and moveable windows

Other Engineered Products            Engineered mechanical components (such as underbody tire carriers, jacks, brake, clutch and accelerator pedals and turn signal and tilt lever assemblies), hood hinges, injection molded plastic parts
                                     (including door, window and body components), steering gears, rack and pinion gears, headlamps, latches (primary, secondary and combination hood, deck lid and tailgate) and engine control products (engine thermostats, radiator caps and fuel caps)

         The following table sets forth the approximate composition by product category of Dura's revenues for the last three fiscal years:

                                                                       Year Ended December 31,
                                                              -----------------------------------------
                   Product Category                           1999               1998              1997
-------------------------------------------------             ----               ----              ----
Driver Control Systems:
  Automotive cables                                            19%                38%               44%
  Parking brake mechanisms                                     11%                18%               26%
  Transmission shifter mechanisms                              10%                17%               13%
Window Systems                                                 18%                --                --
Door Systems                                                   10%                --                --
Mobile Products                                                 6%                --                --
Seating Systems                                                 5%                --                --
Other Engineered Products                                      21%                27%               17%
                                                              ----               ----              ----
     Total                                                    100%               100%              100%
                                                              ====               ====              ====

CUSTOMERS AND MARKETING

         The North American automotive market is dominated by GM, Ford and DaimlerChrysler, with Japanese and foreign manufacturers accounting for approximately 20% of the market. In North America, Dura supplies its products primarily to Ford, GM, DaimlerChrysler and Toyota. As a result of the acquisitions of Adwest and Excel, Dura has further expanded its global presence and has added new customers and increased penetration into certain existing customers such as Volkswagen and BMW. As a result of Dura's acquisition of Excel, it also sells certain of its automotive products to other Tier 1 suppliers, such as Lear Corporation, Johnson Controls Inc. and Fleetwood Enterprises, Inc.

         In 1999, approximately 72% of total worldwide passenger vehicle production occurred outside of North America. As a result of Dura's recent acquisitions, it derives a significant amount of its revenues from sales to OEMs located outside of North America. Set forth below is a summary of Dura's sales by geographic region for 1999, 1998 and 1997:

                                                                        Year Ended December 31,
                                                              ------------------------------------------
                        Region                                 1999               1998              1997
----------------------------------------------                 ----               ----              ----
North America                                                   68%                77%               79%
Europe                                                          31%                20%               20%
Other                                                            1%                 3%                1%
                                                               ----               ----              ----
  Total                                                        100%               100%              100%
                                                               ====               ====              ====

         The following is a summary of the significant customers of Dura for each of the last three fiscal years:

                                                                        Year Ended December 31,
                                                               -----------------------------------------
                       Customer                                1999               1998              1997
------------------------------------------------               ----               ----              ----
Ford/Jaguar                                                     26%                36%               42%
GM                                                              15%                23%               25%
DaimlerChrysler                                                 11%                15%               10%
Volkswagen                                                       7%                 4%                4%
BMW                                                              4%                 2%                3%
PSA (Peugeot and Citroen)                                        3%                 3%               --
Lear                                                             3%                --                --
Toyota                                                           2%                 4%                4%
Renault                                                          2%                 1%               --
Nissan                                                           2%                --                --
Honda                                                            1%                 2%               --
Other                                                           24%                10%               12%
                                                               ----               ----              ----
     Total                                                     100%               100%              100%
                                                               ====               ====              ====

         Dura's customers award contracts for a particular car platform, which may include more than one car model. Such contracts range from one year to the life of the models, which is generally three to seven years, and do not require the purchase by the customer of any minimum number of parts. Dura also competes for new business to supply parts for successor models. Because Dura supplies parts for a broad cross-section of both new and mature models, its reliance on any particular model is minimized. Dura manufactures products for many of the most popular car, light truck, sport utility and mini-van models in North America and Europe. Although not comprehensive, the following table presents an overview of the major models for which Dura has orders to supply products on current or new model vehicles:

          Customer                           Car Models*                            Truck and Van Models*

Ford                          Continental/Town Car, Contour/                   Autoeuropa MPV, Econoline, Escort Van,
                              Mystique/Mondeo, Cougar, Crown Victoria/         Expedition/Navigator, F-Series, Explorer/
                              Grand Marquis, Escort/Tracer, Fiesta,            Mountaineer, Pampa, Ranger, Transit,
                              Mazda 626, Mustang, Ka, Taurus/Sable             Villager/Quest, Windstar, Mazda Pickup

GM                            Cutlass/Malibu/Grand Am, Astra, Aurora/          Blazer/Jimmy/Bravada, C/K
                              Park Avenue/Bonneville/LeSabre, Century,         Pickup/Tahoe/Sierra/Yukon/Escalade/Denali,
                              Corsa, Corvette,                                 GMT 800, Silhouette/TransSport/Venture/
                              Deville/Seville/Eldorado,                        Montana, Corsa Pickup, D-20, D-40, D-60,
                              Firebird/Camaro, Kadett, Lumina/Monte            Express, Postal, S-10Pickup/Sonoma,
                              Carlo/Regal/Intrigue/Grand Prix, Alero,          Safari/Astro, Savana, Silverado,
                              Saturn, Innovate, Sunfire/Cavalier, Vectra       Suburban, UPS

Daimler/Chrysler              Breeze, Cirrus, Intrepid/Concorde/300M,          Caravan/Voyager/Town & Country,
                              Neon, Prowler, Sebring, Viper, Stratus,          Cherokee/Grand Cherokee,
                              A, C, E, M and S Class, Cabrio                   Dakota/Durango, Eurostar, RamVan & Pickup,
                                                                               Wrangler, L-608 D, L709E, LS 1935, SKN, Sprinter

Toyota                        Avalon, Camry, Carina, Corolla, Lexus,           Sienna, Toyota Pickup
                              Prizm, Solara

Volkswagen                    Beetle, A4, A8, Gol, Golf, Lupo, Parati,         Bus, Kombi, Saveiro, Tansporter
                              Passat, Polo, Quantum, Santana, Sub-Polo,
                              VW Synchro, Audi A3, TT, Skoda, MPV GP,
                              Rolls Royce

BMW                           Z5 Coupe, Z3(B16), 3, 5, 7 and 8 Series          --

Citroen                       Evasion, Saxo, Xsara, Xantia, XM, ZX             Berlingo, Jumper

Fiat S.P.A.                   Ulysse                                           --

Honda                         Accord, Acura, Civic                             --

Nissan                        Sentra, Micra, Primera                           --

Peugeot                       106, 306, 406, 605, 806                          Expert, Partner

Porsche AG                    968, 986, 996                                    --

Renault                       Clio, Espace, Laguna, Megane, Safrane,           Kangoo, Master
                              Twingo

Rover Group Limited           Metro, Rover 800                                 Discovery, Rover

SEAT, S.A.                    Arota, Cordoba, Ibiza, Toledo, S5                --

*    Models manufactured outside of North America are italicized.

Most of the parts Dura produces have a lead time of two to five years from product development to production. Although not comprehensive, the following table presents an overview of the major models for which Dura has been awarded new business (i.e., parts not currently supplied by Dura):

     Model Year                   OEM                         Model(1)                    Type of Business

2000                  GM                            Impala/Monte Carlo            Transmission shifter mechanisms
                                                    Deville, Bonneville/          Hood latch
                                                    LeSabre/ Antares
                                                    Astra, Vectra                 Transmission shifter cable
                                                    Corsa                         Door cables, manual transmission
                                                                                  cables and parking brake cables

                      Ford                          Transit                       Parking brake system
                                                    T-Bird                        Hood and deck hinge
                                                    Equator                       Hood hinge
                                                    Explorer                      Hood hinge and transmission
                                                                                  shifter mechanisms
                                                    SUV                           Hood hinge
                                                    P-207                         Parking brake mechanisms, door,
                                                                                  door glass and rear slide glass
                                                    CD 132                        B-pillar cappings
                                                    CT 170                        Door
                                                    UW-137                        Seats

                      DaimlerChrysler               Mid Size                      Hood hinge, transmission shifter
                                                                                  mechanisms, parking brake
                                                                                  mechanisms
                                                    Ram Van, Dakota               Transmission shifter mechanisms
                                                    PT44                          Door

                      Peugeot                       Z8                            Parking brake mechanisms
                                                    306NF                         Roof moldings
                                                    406                           Front brake cable

                      Toyota                        Avalon                        Accelerator pedal
                                                    120N SUV                      Door hinge

                      Mercedes                      Sprinter                      Transmission shifter cables

                      Volkswagen                    Polo                          Transmission shifter cables
                                                    T5                            Sliding window
                                                    Golf, Audi A3                 Transmission shifter mechanisms
                                                    Audi B6                       Cross beam

                      BMW                           E46/5                         Roof moldings, climate control
                                                                                  cable, door cable

2001                  Ford                          Explorer                      Transmission shifter mechanisms,
                                                                                  glass

                                                    Lincoln LS                    Seat release cable, parking
                                                                                  brake and hood latch systems
                                                    U231                          Glass
                                                    Mondeo                        Transmission shifter mechanisms
                                                                                  and cables
                                                    Jaguar, X350, X400            Quarter windshield, back lite,
                                                                                  trim
                                                    Mustang                       Hood hinge
                                                    T-Bird                        Parking brake mechanisms
                                                    C212                          B-pillar cappings
(continued)

     Model Year                   OEM                         Model(1)                    Type of Business
                                                    Navigator                     Transmission shifter mechanisms,
                                                                                  door
                                                    U204 SUV                      Window latch and hood release
                                                                                  cables
                                                    PN96                          Glass

                      GM                            GMX-320                       Parking brake mechanisms
                                                    GMX-240                       Jack and tire carrier
                                                    GMT-560                       Clutch
                                                    GMT-360                       Parking brake mechanisms,
                                                                                  transmission shifter mechanisms
                                                    A                             Quarter panel glass and remote
                                                                                  access door glass

                      DaimlerChrysler               Ram Truck                     Hood hinge
                                                    PT-74                         Door
                                                    S203                          C-pillar caps/molding, side
                                                                                  window

                      Toyota                        887T SUV                      Accelerator pedal

                      Honda                         SUV                           Tire carrier

                      Nissan                        Altima                        Jack
                                                    Almera                        Brake, accelerator, hood lock,
                                                                                  fuel filler cables

                      Volkswagen                    MPV GP                        Transmission shifter mechanisms

2002                  Ford                          Ranger                        Rear slide glass
                                                    Transit                       Climate control cables
                                                    Windstar                      Liftgate glass
                                                    Mondeo                        Transmission shifter system

                      DaimlerChrysler               C Class                       Parking brake cable

                      GM                            GMT-355, Saturn               Glass
                                                    Corsa, Epsilon                Transmission shifter mechanisms
                                                    Gamma                         Parking brake and door release
                                                                                  cables

                      Citroen                       Xsara                         Parking brake cables

                      Peugeot                       206                           Clutch cable

                      Honda                         Civic                         Glass

                      Volkswagen                    Beetle, Synchro               Transmission shifter mechanisms
                                                    Sharan, Passat                Climate control cables

                      BMW                           7 series                      Parking brake cables

                      Volvo                         850                           Door cables

-----------------------
(1) Models manufactured outside of North America are italicized.

         Major customers for Dura's mobile products include Fleetwood Enterprises, Winnebago, Damon, Jayco, Thor, Coachmen, Motor Coach Industries and Navistar International Corporation. Separate sales and engineering groups are located in Rockford, Illinois and Elkhart, Indiana to service customers in this business segment. Similar to the automotive industry, customers in the mobile products segment generally issue purchase orders for products on an annual basis and periodically issue releases against those purchase orders. Accordingly, this segment does not have a significant backlog of orders at any particular time.

         Dura's sales and marketing efforts are designed to create overall awareness of its engineering, design and manufacturing capabilities and to have Dura considered and selected to supply its products for new and redesigned models of its OEM customers. Dura's sales and marketing staff works closely with Dura's design and engineering personnel to prepare the materials used for bidding on new business as well as to provide a consistent interface between Dura and its key customers. Most of Dura's sales and marketing personnel have engineering backgrounds which enable them to understand and participate in the design and engineering aspects of acquiring new business as well as ongoing customer service. Dura's sales and marketing personnel are organized, together with its design and engineering personnel, into customer-dedicated program teams. Each program team is under the leadership of a program manager, who, in turn, reports to Dura's vice president of sales and marketing. Each of Dura's major customers has its own dedicated program manager. Dura currently has sales and marketing personnel located in every major region in which it operates. From time to time, Dura also participates in industry trade shows and advertises in industry publications.

         Design and Engineering Support

         Dura believes that engineering service and support are key factors in successfully obtaining new business. Dura utilizes program management with customer-dedicated program teams, which have full design, development, test and commercial issues under the operational control of a single manager. In addition, Dura has established cross-functional teams for each new program to ensure efficient product development from program conception through product launch.

         Dura has technical centers located in Australia, France, Germany, the United Kingdom and the United States. A separate advanced technology group has been established to maintain Dura's position as a technology leader. The advanced technology group has developed many innovative features in Dura's products, including many features which were developed in conjunction with Dura's customers. Dura utilizes computer aided designs ("CAD") in the design process, which enables Dura to share data files with its customers via compatible systems during the design stage, thereby improving function, fit and performance within the total vehicle. Dura also utilizes CAD links with its manufacturing engineers to enhance manufacturability and quality of the designs early in the development process.

         Dura has more than 360 patents granted or in the application process. The patents granted expire over several years beginning in 2001. Although Dura believes that, taken together, the patents are significant, the loss or expiration of any particular patent would not be material to Dura.

         Manufacturing

         Dura employs a number of different manufacturing processes. Dura utilizes flexible manufacturing cells in both the mechanism and cable assembly processes. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a cylindrical configuration, with the operators placed centrally within the configuration. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows Dura to maintain its product output consistent with its customers' requirements and reduce the level of inventory. In addition, Dura utilizes high volume production lines for final assembly of its automotive lighting products.

         Mechanical assemblies consist of between five and 50 individual components, which are attached to form an integrated mechanism. Dura's assembly operations are performed on either dedicated, high-volume, automated assembly machines or on low capital-intensive, flexible, cell-oriented assembly units capable of low or high volume production runs. The assembly operations construct the final product through hot or cold forging machines, plastic injection molding, welding, staking and riveting the component parts. A large portion of the component parts are purchased from Dura's outside suppliers. However, Dura manufactures its own stampings, a process which consists of passing sheet metal through dies in a stamping press to form the metal into three-dimensional parts. Dura produces stamped parts using single-stage and progressive dies in presses, which range in size from 150 to 600 tons. Through cell teams, which stress employee involvement, Dura's processes are continuously upgraded to increase flexibility, improve operating safety and minimize changeover times of the dies.

         Dura's door systems and body components use similar processes coupled with roll forming and stretch bending. Roll forming is a continuous process in which coiled steel is passed through a series of rollers which progressively form the metal into a consistently shaped section. When viewed from one end, the profile may be u-shaped for glass channels and roof rails. More complex shapes are processed for upper door profiles. Stretch bending involves clamping a length of the rolled profile at numerous points and then twisting or bending the metal to form contoured surfaces, such as door frames. Door and body components also require welding, grinding and polishing operations to provide a smooth finish.

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

         Dura's window systems broadly include two categories of products: mechanically framed glass products and molded framed glass. Mechanically framed glass products are produced by putting glass panes through a series of value-added processes, which include adding handles, hinges, aluminum and steel based edge frame assemblies, electrical connectors and fasteners. The production of molded framed glass products involves two primary molding media: RIM (Reaction Injection Molding: Polyurethane) and PVC (Poly Vinyl Chloride). Both media provide a "surround" to the glass panes that incorporates the styling, sealing and mechanical attachment features of the product. Dura's ability to utilize either media provides OEMs with the maximum advantage in terms of cost, styling imperatives and robustness. The glass panes used in the production of Dura's window systems are purchased from outside suppliers.

         Dura's injection molded plastic parts are manufactured through injection molding of a variety of resins on molding machines of various sizes and types. Headlamp and taillamp housings are also manufactured through the injection molding process. The interior of the housings are then coated and at times vacuum metalized to obtain the proper reflective qualities. Lenses are added to the housings on a semi-automated production line.

         Dura utilizes frequent communication meetings at all levels of manufacturing to provide training and instruction as well as to assure a cohesive, focused effort toward common goals. Dura encourages employee involvement in all production activity and views such involvement as a key element in its success. Dura also aggressively pursues involvement from its suppliers, which is necessary to assure a consistent flow of raw materials and components on a timely basis with consistently high quality. Dura utilizes the component suppliers where practical in the design and prototype stages of the new product development to facilitate the most comprehensive, state-of-the-art designs available. Dura has made substantial investments in manufacturing technology and product design capability to support its products, including modern manufacturing equipment, fineblanking, sophisticated CAD systems and highly-trained engineering personnel. These advanced capabilities have helped to further reduce scrap rates, ensure superior product quality and increase efficiency.

         The automotive industry has adopted a quality rating system known as QS-9000, a rigorous inspection of a suppliers' facilities and operating systems performed by independent certified auditors. Certification and on-going maintenance of certification is mandatory for future supply consideration. Dura has received QS-9000 certification at all of its facilities.

         Dura's plants have been recognized by its customers with various awards, such as the DaimlerChrysler Gold Pentastar Award, GM Target for Excellence, Nummi Delivery Performance Award and Isuzu Quality Achievement Award. Dura has also received an "A" rating at Peugeot and Renault. Dura has received Ford Q-1 certification at all facilities shipping current model Ford product.

         Competition

         Dura operates in a highly competitive environment. Dura principally competes for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before marketing of such models to the public. Once a producer has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign.

Competitive factors in the market for Dura's products include product quality and reliability, cost, timely delivery, technical expertise and development capability, new product innovation and customer service. The number of Dura's competitors has decreased due to the supplier consolidation resulting from changing OEM policies. Some of our competitors have substantial size, scale and financial resources.

         In addition, there is substantial and continuing pressure from the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as Dura. Dura is able to generate sufficient production cost savings to offset these price reductions.

         Set forth below is a brief summary of Dura's most significant competitors in each of its principal product categories:

       Automotive Cables. Dura's primary competitors in automotive cables are Teleflex Incorporated ("Teleflex") and Hi-Lex Corporation ("Hi-Lex") in North America and Kuester & Co. GmbH, Ficosa International, S.A. ("Ficosa") and Sila Holding Industriale ("Sila") in Europe.

       Parking Brakes. Dura's primary competitors in parking brakes are Ventra Group, Inc. and Magna International Inc. ("Magna") in North America and Scharwaechter GmbH & Co. ("Edscha"), Ficosa and Aries Industries in Europe.

       Transmission Shifters. Dura's primary competitors in transmission shifter mechanisms is Grand Haven Stamped Products in North America and Teleflex, Ficosa, and Sila in Europe.

       Window Systems. Dura's primary competitors in window systems are Donnelly Corporation, Libbey-Owens Ford Co., PPG Inc. and Guardian Industries, Inc. in North America and Sekurit and Pilkington in Europe.

       Door Systems. Dura's primary competitors in door systems are Peregrine Inc. and Hi-Lex in North America and Brose Fahrzeagteile Glaswerke GmbH & Co. ("Brose") and Magna in Europe.

       Seating Systems. Dura's primary competitors in seating systems are Lear Corporation and Johnson Controls, Inc. in North America and Bertraud Faure, Brose, C. Rob Hammerstein GmbH & Co. KG, Lear Corporation and Keiper Recaro GmbH & Co. in Europe.

       Mobile Products. Dura's primary competitors in mobile products include Suburban Manufacturing Company, Maytag Appliances/Magic Chef RV Products, The Hammerblow Corporation and Hehr International, Inc.

         Suppliers and Raw Materials

       Dura's principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production, (3) glass in window systems, and (4) resins and lighting components in automotive lighting production. Dura does not manufacture or sell primary glass. The types of steel Dura purchases include hot and cold rolled, galvanized, organically coated and aluminized steel. In general, the wire used by Dura is produced from steel with many of the same characteristics with the exception that it has a higher carbon content. Dura utilizes plastic resin to produce the protective coating for its cables and to produce transmission shifter components, as well as its automotive lighting products and injection molded plastic parts. Dura employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. Dura has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

       Dura typically negotiates blanket purchase orders or 12-month supply agreements with integrated steel suppliers, mini-mills and service centers that have demonstrated timely delivery, quality steel and competitive prices. These relationships allow Dura to order precise quantities and types of steel for delivery on short notice, thereby permitting Dura to maintain low inventories. In addition, Dura occasionally "spot buys" steel from service centers to meet customer demand, engineering changes or new part tool trials.

         Other raw materials purchased by Dura include dies, motors, fasteners, springs, rivets and rubber products, all of which are available from numerous sources.

         Employees

         As of December 31, 1999, Dura had approximately 21,000 employees. Overall, approximately 19% of Dura's employees are salaried and the balance are paid hourly. Approximately 25% of Dura's employees are currently covered by collective bargaining agreements as follows:

                                          Collective Bargaining
      Location                                  Agreement                                  Expiration
---------------------     ------------------------------------------------------    -------------------------
Australia                 Australian Metals Workers                                 No term

Brazil                    Sindicato dos Metalungicos do ABC                         No term

Canada                    CAW                                                       June 2001
                          CAW                                                       June 2002
                          CAW                                                       September 2002
                          Int'l Assoc. of Machinists & Aeorspace Workers            June 2000

Czech Republic            KOVO                                                      December 2000

France                    Confederation Francaise de L'Encadrement                  December 1999
                          Confederation Francaise Democratique du Travail           December 1999

Germany                   IG-Metall                                                 February 2000
                                                                                    December 2000

Mexico                    Confederacion Trabajodores de Mexico                      June 2000/Annually

Portugal                  Sindicato dos trabalhadores da Industria Metalurgica      No term
                          e Metalomecanica do distrito da Guarda

Spain                     Comisiones Oberera                                        December 1999

United Kingdom            Managerial Scientific & Financial                         March 2000
                          AEEU                                                      March 2000

United States             UAW                                                       April 2000
                                                                                    December 2000
                                                                                    December 2000
                                                                                    June 2001
                                                                                    April 2002
                          Universal Employees                                       December 2000
                          Teamsters                                                 December 2000
                          Independent                                               April 2001

         Although Dura believes that its relationship with its union employees is good, there can be no assurance that Dura will be able to negotiate new agreements on favorable terms. In the event Dura is unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on the operations of Dura.

         (b)      SAFE HARBOR PROVISIONS

         Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Among the factors that could cause actual results to differ materially are the following:

         - Reliance on Major Customers. Dura's largest customers, Ford, GM and DaimlerChrysler, represented approximately 26%, 15% and 11%, respectively, of Dura's 1999 revenues. The loss of Ford, GM, DaimlerChrysler or any of Dura's other significant customers could have a material adverse effect on Dura.

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


ITEM 2.  PROPERTIES

         Dura's corporate office is located in Minneapolis, Minnesota and occupies approximately 5,700 square feet. Dura's operating headquarters is located in Rochester Hills, Michigan and occupies approximately 65,000 square feet, a portion of which is used for product development activities. Both of these facilities are leased.

         Dura believes that the productive capacity and utilization of its facilities is sufficient to allow Dura to conduct its operations in accordance with its business strategy. All of Dura's owned facilities are subject to liens under the credit facility. The following table shows the principal facilities of Dura as of December 31, 1999:

                                                                           NUMBER OF
                  COUNTRY                                                    SITES
                  -------                                                    -----
                  United States                                                     42
                  Canada                                                             4
                  United Kingdom(1)                                                  9
                  Germany                                                           10
                  France                                                             8
                  Portugal                                                           2
                  Spain                                                              5
                  Mexico                                                             2
                  Australia                                                          1
                  Brazil(2)                                                          2
                  India(3)                                                           1
                  Czech Republic                                                     1
                                                                                    --
                    Total                                                           87
                                                                                    ==


(1) One of Dura's facilities located in the U.K. is owned by a corporation in which Nippon Cable Systems Inc. (TSK) owns a 35% equity interest.

(2) Dura holds a 51% equity interest of Pollone, S.A., a Brazilian auto supplier that operates through one facility located in Sao Paulo, Brazil.

(3) Facility is owned by a joint venture in which Dura holds a 49% ownership interest.

         Dura's manufacturing facilities have a combined square footage in excess of 9,000,000, approximately 72% of which is owned and approximately 28% is leased. Nine of Dura's U.S. facilities, encompassing 630,000 square feet on a combined basis, are dedicated to producing our mobile products. To increase efficiency, Dura expects to consolidate the operations of certain of its manufacturing facilities and technical centers over the next twelve months.

         In some cases, several of Dura's manufacturing sites, technical centers and/or product development centers and sales activity offices are located at a single multi-purpose site. As of December 31, 1999, Dura had an aggregate of 15 technical centers, with 6 located in the United States, 8 located in Europe and 1 in Australia.

         Management believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing needs. Utilization of Dura's facilities varies with North American and European light vehicle production and general economic conditions in such regions.


ITEM 3.  LEGAL PROCEEDINGS

         Dura faces an inherent business risk of exposure to product liability claims in the event that the failure of its products results in personal injury or death, and there can be no assurance that Dura will not experience any material product liability losses in the future. In addition, if any of the products Dura has designed prove to be defective, it may be required to participate in a recall involving such products.

         In late 1994, Ford issued a recall of a series of manual transmission Ford F-Series pickups to repair the self-adjust parking brakes originally manufactured by the Brake and Cable Business. Ford had received several reports that the brakes failed. Pursuant to a letter agreement entered into in connection with Dura's acquisition of the Brake and Cable Business in August 1994, Dura agreed to reimburse Ford for up to $6.0 million of Ford's costs of the recall. Dura has reimbursed Ford for the full amount under this agreement. Dura is also involved in a product recall relating to the same issue with respect to the Ford Mondeo in Europe. Dura has agreed to pay 50% of the costs of that recall not to exceed $1.0 million, which payments totaled $0.4 million as of December 31, 1999.

         The type of alleged failures that prompted the F-Series recalls have also led to a number of claims and lawsuits filed against Ford, one of which culminated in a July 1998 award of punitive damages against Ford of more than $151 million (which has subsequently been reduced on appeal to $69 million) and Ford is appealing the decision. Dura may be subject to claims brought directly against Dura by injured occupants of Ford vehicles and to claims for contribution or indemnification asserted by Ford. The agreement relating to the acquisition of the Brake and Cable Business provided that Dura is liable for claims arising out of accidents that take place on or after August 31, 1994 and that Dura will be liable for other claims only to the extent any losses by Alkin relating to such claims are not paid by Alkin's insurance policies (either because they are not over the deductible amount, because Alkin's policy limits have been exceeded or because they are not covered by Alkin's insurance policies for other reasons). To date, two cases have been brought directly against Dura or Alkin relating to personal injury claims, and Ford has received over 400 claims (generally for property damage) relating to alleged defects in the self-adjust parking brakes. The claims that purport to seek recovery for personal injury allegedly as a result of the recall condition, with several exceptions, have generally involved relatively minor injuries, suffered principally while occupants were trying to stop or jump out of rolling vehicles on home driveways or similar inclines. Ford has maintained that Dura or Alkin is responsible for all damages or liabilities arising out of these claims. Dura disputes this position. As of December 31, 1999, Ford had tendered its defense of approximately 30 such claims to Dura and Alkin, and indicated that it would look to Dura and Alkin for indemnification were Ford ultimately found to be liable and required to make any payments relating to such claims. Dura and Alkin have submitted these claims to their insurance carriers. Dura has attempted to work with Ford to address the claims arising from the self-adjust parking brakes originally manufactured by the Brake and Cable Business and do not believe that these claims have adversely affected its business relationship with Ford.

         From time to time, in the ordinary course of its business, Dura receives notice from a customer that a product may not be properly functioning. For example, in November 1998, Dura was notified by Ford of an alleged failure of one of Dura's cables used to control the speed control on certain of Ford's vehicles. In March 1999, Dura was notified by Ford of its decision to institute a recall of certain of its vehicles, including Explorers, Mountaineers, Rangers, Mustangs and F-Series pickups, relating to the speed control cable. Ford has reported that certain of such vehicles could be equipped with a speed control cable that could interfere with the speed control pulley and thus result in a "stuck" throttle. In June 1999, Ford notified Dura that as many as 987,839 vehicles could be affected at an alleged cost of up to $60 per vehicle. Based upon Dura's tests and investigations to date, Dura does not believe that its product is responsible for the problems associated with the speed control unit. To date, Dura has not been provided with any documents from Ford that support its allegations.

         In October 1999, Ford announced that it was voluntarily recalling all 1998-1999 Ford Explorers and Mountaineers (approximately 932,000) vehicles) to replace the auxiliary hood latches. Ford contends that Dura failed to provide adequate corrosion protection, thereby allowing the secondary latch to remain open, which may potentially lead to hoods flying open. Ford projects that the recall will cost Ford approximately $23 million. Dura denies any liability for this recall, in part, because the latch was manufactured to specifications established by Ford. Dura is working to resolve the hood latch issue in conjunction with the speed control cable issues noted above.

         Dura has also received notices from GM, Renault and Audi with respect to alleged failures of products that Dura has supplied to them. In all of these cases, it is possible that such manufacturers will seek contribution from Dura with respect to the costs they incur if recalls are undertaken or for costs associated with possible repairs. Based upon the information available to date, Dura does not expect any of these matters either individually or collectively to result in payments that will have a material effect on Dura's results of operations and financial position.

         In early November 1996, Dura was served with a lawsuit brought by affiliates of AIG, its excess insurance carrier, in Toronto, Canada seeking a declaratory judgment that the umbrella and excess liability policies that it had issued to Onex do not provide coverage in connection with allegedly defective self-adjust parking brakes manufactured by Alkin prior to August 31, 1994. The AIG policies at issue provided (a) the first layer of excess coverage (beyond Dura's $3 million primary policy per year) for claims arising from August 31, 1994 to April 1, 1996 in the amount of $20 million coverage per year, and (b) an additional layer of excess coverage at $33 to $53 million per year. In principal part, the AIG affiliates claim that the policies do not provide coverage with respect to products manufactured prior to August 31, 1994 or liabilities assumed by Dura pursuant to purchase agreements. The AIG affiliates also claim that the policies should be voided with respect to self-adjust parking brake claims for inadequate disclosure at the time the policies were applied for. Dura and Onex dispute the allegations of the Ontario lawsuit and have filed a counterclaim against the AIG affiliates for breach of contract.

         Dura believes that it maintains adequate insurance, including product liability coverage, to cover the claims described above. Dura has also established reserves in amounts it believes adequate to cover any adverse judgments. However, any adverse judgment in excess of its insurance coverage and such reserves could result in a material adverse effect to its results of operations and financial condition.

         In February 1998, Dura was contacted by an attorney for the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Foundation"), alleging that Dura's operations infringe on the Foundation's portfolio of patents relating to machine vision, bar coding and flexible manufacturing. Attorneys for the Foundation have threatened to initiate litigation against Dura unless it agrees to pay royalty fees pursuant to a negotiated license agreement. Dura disputes the infringement allegation.

         Dura has received notice from any attorney representing Teleflex alleging that a transmission shifter cable manufactured by Dura in Europe infringes a U.S. patent held by Teleflex. Dura is currently in the process of investigating this matter and believes, based on the information available at this time, that this matter will not have a material adverse effect on Dura's operations.

         Environmental Matters

         Dura is subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. While Dura devotes resources designed to maintaining compliance with these requirements, there can be no assurance that Dura operates at all times in complete compliance with all such requirements. Dura could be subject to potentially significant fines and penalties for any noncompliance that may occur. Although Dura has made and will continue to make capital and other expenditures to comply with environmental requirements, Dura does not expect to incur material capital expenditures for environmental controls in 2000.

         Some of Dura's operations generate hazardous substances. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any of Dura's current or former properties or at a landfill or another location where Dura has disposed of wastes, Dura may be held liable for the contamination, and the amount of such liability could be material.

      In 1995, the Michigan Department of Environmental Quality ("MDEQ"), requested that Dura and Wickes conduct an environmental investigation at and around Dura's Mancelona, Michigan facility, which Dura acquired from Wickes in 1990. The investigation detected trichloroethylene ("TCE") in groundwater at the facility and offsite locations. Dura has not used TCE since it acquired the Mancelona facility, although TCE may have been used by prior operators. Dura has arranged and paid for the sampling of several residential drinking water wells in the area and for the replacement of drinking water wells found to contain TCE above drinking water standards. Sampling of residential wells, and replacement of such wells, when necessary, will continue. Dura will likely incur additional costs to further investigate, monitor or remediate the contamination, and possibly to provide additional alternative drinking water supplies. Such costs may be material. In April 1999, Dura settled certain potential claims asserted by a ski resort with respect to possible future impact on the resort's water supply wells.

      The Mancelona groundwater contamination matter is subject to an indemnity from Wickes. In connection with Dura's acquisition of certain assets from Wickes in 1990, Wickes agreed to indemnify Dura with respect to certain environmental liabilities associated with Wickes' operation of the subject facilities subject to a $750,000 basket (which has been reached), up to a $2.5 million cap. Dura will be obligated to indemnify Wickes with respect to any liabilities above such cap. Wickes has acknowledged that Dura made a timely and adequate claim for indemnification with respect to the Mancelona matter, and has been paying indemnification claims relating to the Mancelona matter, subject to a reservation of rights.

      In 1998, Dura acquired Universal. The seller in the Universal transaction agreed to indemnify Dura for environmental liabilities arising from the operation of the acquired facilities prior to the acquisition. Following the acquisition, pursuant to the indemnity, the seller continued to address certain environmental matters, including the cleanup of TCE-contaminated soil at Dura's Butler, Indiana facility. In 1998, the seller filed for reorganization under the federal bankruptcy laws and appears to have ceased performing its obligations under the indemnity. In March 1999, the seller requested bankruptcy court approval to reject their contractual indemnity obligations to Dura. Subject to Dura's right to seek repayment in the bankruptcy proceeding, it is likely that Dura will be responsible for completing the cleanup at its Butler facility. Although Dura cannot provide complete assurance, based on estimates provided by the environmental consultant that has been performing the cleanup, Dura does not expect the cost to complete the cleanup to be material.

      In 1998, Excel entered into a partial consent decree to settle its liability for past costs at the Main Street Well Field Site in Elkhart, Indiana, where TCE was found in a municipal well field near Excel's Elkhart facility. Excel is one of several potentially responsible parties involved at the site. Under the settlement, Excel has a continuing payment obligation for operation and maintenance of a groundwater treatment system and for a soil vapor extraction system. These obligations will likely continue for several years. The annual cost to operate these systems is not material. In addition, Excel expects to receive certain payments from other parties involved at the site.

      Dura is involved as a potentially responsible party at several waste disposal sites. Although the environmental laws provide for joint and several liability at such sites, liability is typically allocated among the viable parties involved. Dura believes that it has no liability at some of these sites, and that adequate reserves are in place for current estimates of Dura's share of liability at the other sites. Dura cannot provide complete assurance, however, that its liability at these sites will not materially exceed the current amount of Dura's reserves.

      In 1997, Adwest acquired Heidemann. Areas of contamination from historical operations exist at the Heidemann facilities located in Rotenburg, Einbeck and Kohler, Germany. Dura is currently operating treatment systems to clean up contamination at the Rotenburg and the two Einbeck facilities and are monitoring groundwater contamination at the Kohler facility. When Adwest acquired these facilities, the seller posted a DM 5 million escrow, in part, to cover environmental claims field during an 18-month period following the acquisition. Adwest filed environmental claims totaling DM 2 million against the escrow for expenses to remediate contamination at the Rotenburg and Einbeck facilities and upgrade the wastewater treatment system at the Rotenburg facility. Dura expects to negotiate with the seller in the near future regarding the amount of recovery for these environmental claims. Dura may incur costs beyond the amount recovered from the escrow to continue to operate and maintain the treatment systems, and to perform additional investigation and clean up, if necessary. Based on current information, such costs are not expected to be material. However, should additional or more extensive contamination be discovered, Dura may incur material expenditures to address such contamination.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of Stockholders during the fourth quarter of 1999.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Class A Common Stock is traded on the Nasdaq National Market under the symbol "DRRA." The following table sets forth, for the periods indicated, the low and high closing sale prices for the Class A common stock as regularly quoted on Nasdaq.



                                 Low              High
      1998
      First Quarter              $24 3/8          $32 1/2
      Second Quarter              30 3/8           40 1/4
      Third Quarter               20               34 5/16
      Fourth Quarter              20 5/8           34 1/8

      1999
      First Quarter              $23 1/8          $35
      Second Quarter              23 3/8           33 3/4
      Third Quarter               22 1/2           34 1/8
      Fourth Quarter              15 55/64         24


ITEM 6.     SELECTED FINANCIAL DATA

      The selected consolidated financial data for Dura presented below for, and as of the end of each of the years in the five-year period ended December 31, 1999, is derived from Dura Automotive Systems, Inc.'s Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements at December 31, 1998 and 1999 and for each of the three years in the period ended December 31, 1999 and the auditor's report thereon are included elsewhere in this report. The consolidated financial statements at and for the years ended December 31, 1995, 1996 and 1997 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial

Condition" and Dura's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.


                                                       YEARS ENDED DECEMBER 31,
                               -------------------------------------------------------------------------
                                 1999            1998            1997            1996            1995
                              ----------      ----------      ----------      ----------      ----------
Income Statement Data:                                     (Dollars in thousands)
Revenues                      $2,200,385      $  739,467      $  449,111      $  245,329      $  253,726
Cost of sales                  1,854,705         608,518         375,086         207,810         219,559
S, G & A expense                 130,079          49,825          32,815          17,157          15,513
Facility consolidation
  charge                          16,246            --              --              --              --
Amortization expense              28,476           9,868           3,600           1,036           1,094
Operating income                 170,879          71,256          37,610          19,326          17,560
Interest expense, net             76,703          20,267           9,298           2,589           4,822
Gain on sale of window
  regulator business                --              --              --              --            (4,240)
Provision for income
  taxes                           37,984          20,933          11,670           6,609           6,852
Net income                        41,220          26,024          16,642          10,128          10,126
                              ----------      ----------      ----------      ----------      -----------
Basic earnings per share      $     2.53      $     2.43      $     1.89      $     1.57      $     2.04
Diluted earnings per share    $     2.46      $     2.37      $     1.88      $     1.57      $     2.03



                                     1999             1998          1997         1996           1995
                                     ----             ----          ----         ----           ----
BALANCE SHEET DATA:                               (Dollars in thousands)
Working capital                    $ 162,949      $63,766     $50,304       $27,528         $1,732
Total assets                       2,444,867      929,383     419,264       246,129        140,531
Long-term debt                     1,178,310      316,417     178,081        77,376         46,639
Stockholders' investment             430,996      238,037     101,708        87,367         27,683



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This discussion should be read in conjunction with Dura's Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.

GENERAL

      Dura ordinarily begins working on products awarded for new or redesigned models two to five years prior to the marketing of such models to the public. During such period, Dura incurs (i) costs related to the design and engineering of such products, (ii) costs related to the production of the tools and dies used to manufacture the new product and (iii) start-up costs associated with the initial production of such product. Design and engineering costs are expensed in the period incurred. Costs incurred in the production of the tools and dies are generally capitalized and reimbursed by the customer prior to production. Start-up costs, which are generally incurred 30 to 60 days immediately prior to and immediately after initial production, are expensed as incurred.


COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

Revenues. Revenues for the year ended December 31, 1999 increased by $1,460.9 million, or 197.6%, to $2,200.4 million from $739.5 million for 1998. The increase in revenues relates primarily to the acquisitions of Excel Industries, Inc. ("Excel") and Adwest Automotive plc ("Adwest") in March 1999, Metallifacture Limited ("Metallifacture") in June 1999 and the seat track business of Meritor Automotive, Inc. ("Meritor") in December 1999. Revenues also benefited from strong North American vehicle production in 1999.

Cost of Sales. Cost of sales for the year ended December 31, 1999 increased by $1,246.2 million, or 204.8%, to $1,854.7 million from $608.5 million for 1998.
Cost of sales as a percentage of revenues for the year ended December 31, 1999 was 84.3% compared to 82.3% for 1998. The decrease in gross margin is primarily the result of historically lower margins being achieved at certain of the acquired operations offset by efficiency improvements at certain Dura operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $80.3 million, or 161.2%, to $130.1 million for the year ended December 31, 1999 from $49.8 million for 1998. The increase is due primarily to incremental costs from the acquisitions discussed above. As a percentage of revenues, selling, general and administrative expenses decreased to 5.9% for 1999 compared to 6.7% for 1998. This decrease is primarily the result of cost savings and synergies realized by Dura as part of the integration of its recent acquisitions.

Facility Consolidation Charge. The Company finalized plans for integrating its acquisitions, which results in the consolidation of certain operating facilities. Since some of the facilities were original Dura facilities, a $16.2 million charge was recorded during the fourth quarter of 1999. The charge included $1.4 million associated with eliminating certain facilities and associated lease obligations, $13.2 million of severance related to employee terminations, and $1.6 million of asset impairments. Costs incurred and charged in 1999 related to these reserves amounted to $2.1 million related to severance and $1.6 million related to asset impairment. The Company anticipates incurring the majority of the remaining costs in 2000. The Company expects to fund these expenditures through cash flow from operations. Management expects the benefits of these actions will significantly exceed the charge and will begin to be realized in 2000.

Amortization Expense. Amortization expense increased from $9.9 million for the year ended December 31, 1998 to $28.5 million for 1999. The increase is the result of goodwill amortization arising from the acquisitions discussed above.

Interest Expense. Interest expense for the year ended December 31, 1999 was $76.7 million compared to $20.3 million for 1998. The increase was due principally to borrowings incurred related to the acquisitions discussed above.

Income Taxes. The effective income tax rate was 40.3% for 1999 compared to 41.1% for 1998. The effective rates differed from the statutory rates primarily as a result of higher foreign tax rates, state taxes and non-deductible goodwill amortization. The 1999 rate benefited from research and development credits not available in prior years.

Minority Interest and Equity in Losses of Affiliates. Equity in losses of affiliate for the year ended December 31, 1998 represents Dura's share of the loss of its Brazilian joint venture's operations in 1998. In connection with the Excel acquisition in March 1999, Dura began fully consolidating the results of its Brazilian joint venture and recording the related minority interest in its operating results. 1999 also includes the minority interests in two other subsidiaries related to the acquisitions discussed above.

Minority Interest. Minority interest for the years ended December 31, 1999 and 1998 represents dividends, net of income tax benefits, on the 7-1/2% Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998. The increase between periods is a result of the Preferred Securities being outstanding for the full year in 1999.

Extraordinary Item. The extraordinary loss for the years ended December 31, 1999 and 1998 represents the write-off, net of income taxes, of deferred financing costs related to Dura's former credit facilities.

Cumulative Effect of Change in Accounting. The cumulative effect of change in accounting for the year ended December 31, 1999 represents the write-off, net of income taxes, of the unamortized balance of capitalized start-up costs pursuant to the provisions of SOP 98-5.

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

Cost of Sales. Cost of sales for the year ended December 31, 1998 increased by $233.4 million, or 62.2%, to $608.5 million from $375.1 million for 1997. Cost of sales as a percentage of revenues for the year ended December 31, 1998 was 82.3% compared to 83.5% for 1997. The improvement in gross margin is primarily the result of lower costs of purchased materials and from efficiency improvements and plant rationalizations in certain acquired operations.

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

Minority Interest. Minority interest for the year ended December 31, 1998 represents dividends, net of income tax benefits, on the Preferred Securities.

Extraordinary Item. The extraordinary loss for the year ended December 31, 1998 represents the write-off, net of income taxes, of deferred financing costs related to Dura's former credit facility.

LIQUIDITY AND CAPITAL RESOURCES

      During 1999, Dura provided cash from operations of $80.9 million, compared to $7.7 million in 1998. Cash generated from operations before changes in working capital items was $144.7 million for 1999 compared to $63.2 million for 1998. Increases in working capital used cash of $63.8 million in 1999 compared to $55.5 million in 1998. The increase in working capital is primarily the result of the timing of cash receipts from the Company's major customers that were received subsequent to the 1999 period.

      Net cash used in investing activities was $607.9 million for 1999 as compared to $167.5 million in 1998. Net capital expenditures totaled $80.5 million for 1999 primarily for equipment and dedicated tooling purchases related to new or replacement programs with an additional $524.0 million used primarily for the acquisitions of Adwest and Excel. This compares with net capital expenditures of $31.8 million in 1998 and $135.7 million used for the acquisitions of Universal, Trident and the Hinge Business.

      Net cash provided by financing activities totaled $526.3 million for 1999 compared with $176.6 million in 1998. Included in this source of funds is $394.7 million of cash that was provided through the subordinated note offering discussed below.

      In connection with the acquisitions of Adwest and Excel, the Company entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of December 31, 1999, rates on borrowings under the Credit Agreement ranged from 5.2% to 8.6%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000 and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires the Company to maintain certain financial ratios including minimum liquidity and interest coverage. The Company was in compliance with the covenants as of December 31, 1999. Borrowings under the Credit Agreement are collateralized by substantially all assets of the Company.

      The Credit Agreement provides the Company with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of December 31, 1999, $180.0 million of borrowings were denominated in US dollars; $5.5 million in Canadian dollars; $3.9 million in Australian dollars; and $19.4 million in British pound sterling.

      At December 31, 1999, Dura had unused borrowing capacity of approximately $118.9 million under its most restrictive debt covenant. Dura believes the borrowing availability under its Credit Agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2000 capital expenditures will be approximately $100 million.

      In April 1999, the Company completed the offering of $300 million and Euro 100 million of senior subordinated notes ("Subordinated Notes"). The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million was used for general corporate purposes. These notes are collateralized by guarantees of certain of the Company's subsidiaries.

      In June 1999, Dura retired the $75.0 million of Trident's outstanding 10% senior subordinated notes (the "Trident Notes") due 2005. The total consideration paid was approximately $84.0 million of principal and premium and was funded through borrowings under the Credit Agreement.

      In connection with the termination of the Company's former credit facility, the Company wrote-off deferred financing costs of approximately $2.7 million, net of income taxes, during the first quarter of 1999. In addition, the Company wrote-off costs of approximately $2.7 million, net of income taxes, related to the tender of the Trident Notes during the second quarter of 1999. These charges are reflected as extraordinary items in the accompanying 1999 statement of operations.

      In March 15, 1999, Dura acquired through a cash tender offer approximately 95% of the outstanding ordinary shares of Adwest. The Company subsequently purchased the remaining 5%. Adwest had annual revenues of approximately $400 million and is a supplier of driver control products primarily for European OEMs. The Company paid approximately $320 million to acquire all of the outstanding shares of Adwest, including the assumption of approximately $106.1 million in indebtedness.

      In March 1999, the Company completed its merger with Excel. Excel had annual revenues of approximately $1.1 billion of which 75% were derived from the automotive/light truck market and the remainder from the recreational vehicle, mass transit and heavy truck markets. Approximately 78% of Excel's revenues were generated in North America with the remainder in Europe. The Company issued an aggregate of approximately 4.9 million shares of its Class A common stock and paid $155.5 million in cash to Excel's former shareholders. In addition, outstanding options and warrants of Excel were converted to options and warrants of the Company, amounting to 257,520 options and 152,400 warrants. The number of options and warrants and their respective exercise prices were adjusted based upon the share exchange ratio. The Company also assumed approximately $100.0 million of indebtedness. In August 1999, the Company acquired the remaining 30% minority interest in Schade from Excel's former European partner for approximately $16.4 million in cash.

      In June 1999, Dura acquired Metallifacture from Bullough plc for an aggregate purchase price of approximately $22.0 million which was financed with borrowings under Dura's credit facility.

Metallifacture, located in Nottingham, England, is a manufacturer of jacks and tire carriers for the European automotive industry. It had annual revenues of approximately $25 million and its major customers include Ford, General Motors, Rover, Nissan and Volkswagen.

      In December 1999, the Company acquired the seat adjusting business of Meritor for total cash consideration of $130 million. Meritor's seat track business manufactures seat track adjusting mechanisms for the North American automotive industry. Meritor, with operations in Bracebridge, Ontario and Gordonsville, Tennessee, had annual revenues of approximately $130 million and is a Tier II supplier to Lear Corporation and other automotive interior suppliers.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

      Dura typically experiences decreased revenues and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations. Certain mobile products are seasonal in that sales in the fourth quarter are normally at reduced levels.

EFFECTS OF INFLATION

      Inflation potentially affects Dura in two principal ways. First, a significant portion of Dura's debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, Dura has limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that Dura serves. In the past few years, however, inflation has not been a significant factor.

MARKET RISK

      The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and interest rates. The counterparties to such instruments are major financial institutions.

      The Company manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 1999, the Company had fixed rate debt of $401.6 million and variable rate debt of $829.4 million. Holding other variables constant (such as foreign exchange rates and debt levels) a one percentage point increase in interest rates would have decreased the unrealized fair market value of the fixed rate debt at December 31, 1999 by approximately $40.2 million and the impact on variable rate debt would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $8.3 million.

FOREIGN CURRENCY TRANSACTIONS

      A significant portion of Dura's revenues during the year ended December 31, 1999 were derived from manufacturing operations in Europe, Latin America and Canada. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

      A significant portion of Dura's assets at December 31, 1999 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly,

Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

      Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

YEAR 2000

      There currently has been no impact of the year 2000 on the processing of the Company's time-sensitive information by its computerized information systems. The Company's facilities primarily use commercial, vendor-supported software and hardware, which have been certified as year 2000 compliant. Because of the Company's substantial investments in computerized systems that are year 2000 compliant, it does not anticipate any future problems with respect to its systems. As of December 31, 1999, the Company incurred costs of approximately $5.0 million relating to year 2000 compliance and does not anticipate any future costs.

INTRODUCTION OF THE EURO

      Eleven of the fifteen member countries of the European Union (the "participating countries") adopted the Euro as their common legal currency on January 1, 1999, based on fixed conversion rates between their existing sovereign currencies. The existing currencies are scheduled to remain legal tender in the participating countries as denominations of the Euro between January 1, 1999 and January 1, 2002 (the "transition period"). During the transition period, public and private parties may pay for goods and services using either the Euro or the participating country's legacy currency. The Euro will then trade on currency exchanges and be available for non-cash transactions. Dura does not expect this conversion to have a material impact on its operating results, financial condition or cash flows.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," becomes effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Dura has not yet quantified the impacts of adopting SFAS No. 133.


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A.    DIRECTORS OF THE REGISTRANT

      The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in Dura's 2000 Proxy Statement.

      B.    EXECUTIVE OFFICERS

      The following table sets forth certain information with respect to Dura's executive officers as of March 1, 2000:


    Name                        Age   Position(s)
    ----                        ---   -----------

S.A. Johnson................    59    Chairman and Director
Karl F. Storrie.............    62    President, Chief Executive Officer and
                                        Director
Donald DeFosset II..........    51    Executive Vice President and Chief
                                        Operating Officer
David R. Bovee..............    50    Vice President and Assistant Secretary
Joe A. Bubenzer.............    48    President, Engineered Products Division
John J. Knappenberger.......    53    Vice President
Milton D. Kniss.............    52    Vice President
William F. Ohrt.............    51    Vice President and Chief Financial Officer
Michael C. Paquette.........    57    Vice President
Robert A. Pickering.........    56    Vice President
Scott D. Rued...............    43    Vice President
Jurgen von Heyden...........    52    Vice President

      S.A. Johnson has served as Chairman and a Director of Dura since November 1990. Mr. Johnson is the founder, Chief Executive Officer and President of Hidden Creek Industries ("Hidden Creek"), a private industrial management company based in Minneapolis, Minnesota, which has provided certain management and other services to Dura. Mr. Johnson is also the President of J2R Corporation ("J2R"). Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. From 1981 to 1985, Mr. Johnson was President and Chief Executive Officer of Onan Corp., a diversified manufacturer of electrical generating equipment and engines for commercial, defense and industrial markets. Mr. Johnson served as Chairman and a director of Automotive Industries Holding, Inc., a supplier of interior trim components to the automotive industry, from May 1990 to August 1995. Mr. Johnson is also Chairman and a director of Tower Automotive, Inc., a manufacturer of engineered metal stampings and assemblies for the automotive industry.

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

      Donald DeFosset II has served as Executive Vice President and Chief Operating Officer since joining the Company in October 1999. Mr. DeFosset began his career with Rockwell International in 1971 rising to President of their Off Highway division. He served as Executive Vice President-Operations with Mack Trucks from 1989-1992 and held various senior-level positions with Allied Signal from 1992-1996. Prior to joining Dura, Mr. DeFosset was President of Navistar's Truck Group, Corporate Executive Vice President, and a member of the company's Office of Chief Executive Officer.

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

      William F. Ohrt has served as Vice President and Chief Financial Officer of Dura since December 1999. Prior to joining Dura, Mr. Ohrt served as Vice President and Chief Financial Officer for the Navistar International Truck and Parts Group. Prior to that he was employed by ITT Industries as Vice President Finance in their Automotive Electrical Systems business.

      Michael C. Paquette has served as Vice President of Human Resources of Dura since March 1999. From 1995 to February 1999, Mr. Paquette was Vice President of Corporate Human Resources of Excel. From 1983 to 1995, Mr. Paquette was Vice President of Human Resources for the Power Generation Group of Cummins Engine Company, a manufacturer of diesel engines and related components.

      Robert A. Pickering has served as Vice President of Dura since March 1999, with responsibility for recreational and heavy vehicle and mass transit operations. From December 1996 to March 1999, Mr. Pickering was Vice President of Excel. From 1989 to 1996, Mr. Pickering was employed by Atwood Industries, serving as Vice President of manufacturing of Atwood Automotive Division from 1989 to 1991 and President of Atwood Mobile Products from 1991 to 1996. Prior to joining Atwood Industries, Mr. Pickering's employment included seven years with Tech Form Industries, an automotive OEM supplier, six years with Volkswagen of America, and ten years with the Chevrolet Division of General Motors.

      Scott D. Rued has served as Vice President of Dura since November 1990. Mr. Rued, a stockholder of J2R, has also served as Executive Vice President and Chief Financial Officer of Hidden Creek since January 1994 and served as its Vice President--Finance and Corporate Development from June 1989 through 1993. Mr. Rued has served as Vice President, Corporate Development and a director of Tower Automotive, Inc. since April 1993. Mr. Rued served as Vice President, Chief Financial Officer and a director of Automotive Industries Holding, Inc. from April 1990 to 1995. Mr. Rued is also a director of The Rottlund Company, Inc., a corporation engaged in the development and sale of residential real estate.

      Jurgen von Heyden has served as Vice President of Dura since February 2000 and served as Managing Director of Dura Body & Glass Systems GmbH in Plettenberg, Germany from March 1999 to January 2000. Prior to the acquisition of Schade, Mr. von Heyden served as the Managing Director/CEO of Schade since 1997. Before joining Schade he was the Managing Director of Happich, later becoming Becker-Group. Mr. von Heyden has been in the automotive supplier industry since 1984 with professional training of Diplom-Ingenieur and Diplom-Wirtschaftsingenieur.

      C.    SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
            -------------------------------------------------------

      The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in Dura's 2000 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

      The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in Dura's 2000 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" which appears in Dura's 2000 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in Dura's 2000 Proxy Statement.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

            (1)  Financial Statements:

                 -      Report of Independent Public Accountants

                 -      Consolidated Balance Sheets as of  December 31, 1998
                        and 1999

                  - Consolidated Statements of Operations for the Years Ended December 31, 1997, 1998 and 1999

                  - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 1997, 1998 and 1999

                  - Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999

                  -     Notes to Consolidated Financial Statements


            (2)   Financial Statement Schedules:

                  - Financial Statement Schedule II - Valuation and Qualifying Accounts

            (3) Exhibits: See "Exhibit Index" beginning on page 33.

      (b)   REPORTS ON FORM 8-K

            None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    DURA AUTOMOTIVE SYSTEMS, INC.

Date:  February 24, 2000            By/s/ S.A. Johnson
                                      ---------------------------------
                                             S.A. Johnson, Chairman

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                           Date

/s/ S.A. Johnson                    Chairman and Director           February 24, 2000
------------------------------
S.A. Johnson

/s/ Karl F. Storrie                 President, Chief Executive      February 24, 2000
-------------------------------     Officer (Principal Executive
Karl F. Storrie                     Officer) and Director


/s/ Robert E. Brooker, Jr.          Director                        February 24, 2000
------------------------------
Robert E. Brooker, Jr.

/s/ W.H. Clement                    Director                        February 24, 2000
------------------------------
W.H. Clement

/s/ Jack K. Edwards                 Director                        February 24, 2000
------------------------------
Jack K. Edwards

/s/ James O. Futterknecht, Jr.      Director                        February 24, 2000
------------------------------
James O. Futterknecht

/s/ J. Richard Jones                Director                        February 24, 2000
------------------------------
J. Richard Jones

/s/ John C. Jorgensen               Director                        February 24, 2000
------------------------------
John C. Jorgensen

/s/ William L. Orscheln             Director                        February 24, 2000
------------------------------
William L. Orscheln

/s/ Eric J. Rosen                   Director                        February 24, 2000
------------------------------
Eric J. Rosen

/s/ Ralph R. Whitney, Jr.           Director                        February 24, 2000
------------------------------
Ralph R. Whitney

/s/ William F. Ohrt                 Vice President and Chief        February 24, 2000
-------------------------------     Financial Officer (Principal
William F. Ohrt                     Accounting Officer)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                                                                          Page Number in
                                                                                          Sequential
                                                                                          Numbering
                                                                                          of all Form 10-K
Exhibit                                                                                   and Exhibit Pages
-------                                                                                   -----------------
3.1  Restated Certificate of Incorporation of Dura Automotive Systems, Inc.,                   *
     incorporated by reference to Exhibit 3.1 of the Registration Statement on
     Form S-4 (Registration No. 333-81213) (the "S-4").

3.2  Amended and Restated By-laws of Dura Automotive Systems, Inc., incorporated               *
     by reference to exhibit 3.2 of the Registration Statement on Form S-1
     (Registration No. 333-06601) (the "S-1").

4.1  Amended and Restated Stockholders Agreement, dated as of August 13, 1996,                 *
     by and among Dura, Onex U.S. Investments, Inc., J2R, Alkin, the HCI
     Stockholders (as defined therein) and the Management Stockholders (as defined therein), incorporated by reference to Exhibit 10.30 of the S-1.

4.2  Amendment No. 1 to Amended and Restated Stockholders Agreement, dated as                  *
     of August 13, 1996, by and between Dura, Onex DHC LLC, J2R, Alkin and the
     HCI Stockholders and the Management Stockholders, incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for the quarter ended
     September 30, 1997.

4.3  Registration Agreement, dated as of August 31, 1994, among Dura, Alkin and                *
     the MC Stockholders (as defined therein), incorporated by reference to exhibit 4.3 of the S-1.

4.4  Amendment to Registration Agreement, dated May 17, 1995, by and between                   *
     Dura, the MC Stockholders (as defined therein) and Alkin, incorporated by reference to exhibit 4.4 of the S-1.

4.5  Amended and Restated Investor Stockholder Agreement, dated as of August 13,               *
     1996, by and among Dura, Onex, U.S. Investments, Inc., J2R and certain other stockholders party thereto, incorporated by reference to Exhibit
     10.31 of the S-1.

4.6  Form of certificate representing Class A common stock of Dura, incorporated               *
     by reference to exhibit 4.6 of the S-1.

4.7  Indenture, dated April 22, 1999, between Dura Operating Corp., Dura                       *
     Automotive Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust
     National Association, as trustee, relating to the 9% senior subordinated notes denominated in U.S. dollars, incorporated by reference to Exhibit 4.7 of the S-4.

4.8  Indenture, dated April 22, 1999, between Dura Operating Corp., Dura                       *
     Automotive Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust
     National Association, as trustee, relating to the 9% senior subordinated notes denominated in euros, incorporated by reference to Exhibit 4.8 of the
     S-4.

10.1 Amended and Restated Credit Agreement, dated as of March 19, 1999, among                  *
     Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp.,
     Dura Automotive Systems (Europe) GmbH, Dura Asia-Pacific Pty Limited ACN
     004884539 and Dura Automotive Systems (Canada), Ltd., as Dura Borrowers,
     Trident Automotive plc, Dura Automotive Systems Limited, Spicebright
     Limited, Dura Automotive Systems Cable Operating Inc., Dura Automotive
     Systems Cable Operations Canada, Inc. and Moblan Investments B.V., as
     Trident Borrowers, Dura Automotive Acquisition Limited, as the initial
     Adwest Borrower, Bank of America National Trust and Savings Association, as
     Agent, BA Australia Limited, as Australian Lender, Bank of America Canada,
     as Canadian Lender, Bank of America National Trust and Savings Association,
     as Swing Line Lender and Issuing Lender, and the other financial institutions party thereto, NationsBanc Montgomery Securities LLC, as Lead
     Arranger and

        Book Manager, incorporated by reference to Exhibit 10.1 of the Company's
        Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

10.2**  1996 Key Employee Stock Option Plan, incorporated by reference to                      *
        Exhibit 10.27 of the S-1.

10.3**  Independent Director Stock Option Plan, incorporated by reference to                   *
        Exhibit 10.28 of the S-1.

10.4**  Employee Stock Discount Purchase Plan, incorporated by reference to                    *
        Exhibit 10.29 of the S-1.

10.5    Stock Purchase Agreement, dated August 1, 2997, by and among Dura                      *
        Shifter Holding Corp. and the various selling shareholders, incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated September 12, 1997.

10.6    Joint Venture Agreement by and among Orscheln Co., MC Holding Corp.,                   *
        Onex U.S. Investments, Inc., J2R Corporation and Dura Automotive
        Holding, Inc., dated as of August 31, 1994, incorporated by reference to
        Exhibit 10.1 of the S-1.

10.7    Stock Purchase Agreement, dated April 8, 1998, by and among Dura                       *
        Automotive Systems (UK) Limited and the various selling shareholders listed on the various signature pages thereto, incorporated by reference to Exhibit 2.1 of Dura's Amendment No. 1 to Form 8-K/A dated April 30,
        1998.

10.8    Stock Purchase Agreement, dated April 8, 1998, by and among Dura                       *
        Automotive Systems (UK) Limited and Mervyn Edgar (including a schedule identifying Stock Purchase Agreements executed by D. Michael Dodge,
        Geoff Hill, Thomas Humann, Dan Robosto, Frances Sarrazin and Lothar
        Singe), incorporated by reference to Exhibit 2.2 of Dura's Amendment No.
        1 to Form 8-K/A dated April 30, 1998.

10.9**  Stock Option Agreement, dated as of August 31, 1994, between Dura                      *
        Automotive Systems, Inc., incorporated by reference to Exhibit 10.4 of the S-1.

10.10** Promissory Note, dated December 31, 1991, of Karl F. Storrie in favor of               *
        Dura Automotive Systems, Inc., incorporated by reference to Exhibit
        10.17 of the S-1.

10.11** 1998 Stock Incentive Plan, incorporated by reference to Appendix B in                  *
        the Registration Statement on Form S-4 (Registration No. 333-71483).

10.12   Agreement and Plan of Merger, dated as of January 19, 1999, among Dura                 *
        Automotive Systems, Inc., Excel Industries, Inc. and Windows Acquisition
        Corporation, incorporated by reference to Exhibit 2.1 to Dura's Current
        Report on Form 8-K, dated January 22, 1999.

10.13   Amendment to Agreement and Plan of Merger, dated as of March 9, 1999, by               *
        and among Dura Automotive Systems, Inc., Dura Operating Corp., Excel
        Industries, Inc. and Windows Acquisition Corporation incorporated by reference to the additional definitive proxy materials filed with the
        SEC on March 11, 1999.

12.1    Statement of Computation of Ratio of Earnings to Fixed Charges                         __

21.1    Subsidiaries of Dura Automotive Systems, Inc.                                          __

23.1    Consent of Arthur Andersen LLP filed herewith.                                         __

27.1    Financial Data Schedule filed herewith. --

99.1    Consolidated Financial Statements of Dura for the Year Ended December                  __
        31, 1999 together with Report of Independent Public Accountants filed herewith.


------------------
*    Incorporated by reference.
**   Indicates compensatory arrangement.