Form 10-Q
period 2000-03-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2000-05-12
CIK 1016177

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from     to
                                                   ----   ----

                         Commission file number 0-21139

                          DURA AUTOMOTIVE SYSTEMS, INC.

             (Exact name of Registrant as specified in its charter)

                DELAWARE                                    38-3185711
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)
             4508 IDS CENTER                                   55402
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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at April 30, 2000 was 14,125,378 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at April 30, 2000 was 3,320,303 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999 (unaudited)

               Condensed Consolidated Balance Sheets at March 31, 2000 (unaudited) and December 31, 1999

               Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999 (unaudited)

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





SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                  Three Months Ended March 31,
                                                              -----------------------------------
                                                                  2000               1999
                                                              --------------    ---------------
Revenues                                                      $     682,769     $     264,701
Cost of sales                                                       573,654           218,219
                                                              --------------    ---------------
        Gross profit                                                109,115            46,482
Selling, general and administrative expenses                         43,918            16,897
Amortization expense                                                  7,041             3,685
                                                              --------------    ---------------
        Operating income                                             58,156            25,900
Interest expense, net                                                27,921             6,895
                                                              --------------    ---------------
        Income before provision for income taxes,
        equity in losses of affiliate and minority
        interests                                                    30,235            19,005
Provision for income taxes                                           12,366             7,711
Equity in losses of affiliate and minority
  interests                                                             798             1,342
Minority interest - dividends on trust preferred
  securities, net                                                       611               611
                                                              --------------    ---------------
       Income before extraordinary item and
         accounting change                                           16,460             9,341
Extraordinary item - loss on early
  extinguishment of debt, net                                            --            (2,702)
Cumulative effect of change in accounting, net                           --            (3,147)
                                                              --------------    ---------------
        Net income                                            $      16,460     $       3,492
                                                              ==============    ===============

Basic earnings per common share:
  Income before extraordinary item and
    accounting change                                         $        0.94     $        0.73
  Extraordinary item                                                     --             (0.21)
  Cumulative effect of change in accounting                              --             (0.25)
                                                              --------------    ---------------
        Net income                                            $        0.94     $        0.27
                                                              ==============    ===============
  Basic shares outstanding                                           17,430            12,877
                                                              ==============    ===============

Diluted earnings per common share:
  Income before extraordinary item and
    accounting change                                         $        0.90     $        0.70
  Extraordinary item                                                     --             (0.19)
  Cumulative effect of change in accounting                              --             (0.22)
                                                              --------------    ---------------
        Net income                                            $        0.90     $        0.29
                                                              ==============    ===============
Diluted shares outstanding                                           18,956            14,253
                                                              ==============    ===============

     The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                           March 31,            December 31,
                             Assets                                          2000                  1999
------------------------------------------------------------------     -----------------      ----------------
                                                                          (unaudited)
Current assets:
       Cash and cash equivalents                                       $        31,442        $        23,697
       Accounts receivable, net                                                512,563                478,542
       Inventories                                                             136,788                136,562
       Other current assets                                                    171,006                154,704
                                                                       -----------------      ----------------
             Total current assets                                              851,799                793,505
                                                                       -----------------      ----------------

Property, plant and equipment, net                                             509,304                500,894
Goodwill, net                                                                1,068,383              1,067,937
Deferred income taxes and other assets, net                                     77,869                 82,531
                                                                       -----------------      ----------------
                                                                       $     2,507,355        $     2,444,867
                                                                       =================      ================

            Liabilities and Stockholders' Investment
------------------------------------------------------------------

Current liabilities:
       Short-term notes payable                                        $        15,282        $        20,207
       Current maturities of long-term debt                                     41,611                 32,505
       Accounts payable                                                        297,284                281,413
       Accrued liabilities                                                     308,942                296,431
                                                                       -----------------      ----------------
             Total current liabilities                                         663,119                630,556
                                                                       -----------------      ----------------

Long-term debt, net of current maturities                                      801,949                776,750
Subordinated notes                                                             397,730                401,560
Other noncurrent liabilities                                                   149,885                149,755

Mandatorily redeemable convertible trust preferred securities                   55,250                 55,250
                                                                       -----------------      ----------------

Stockholders' investment:
       Common stock - Class A                                                      141                    141
       Common stock - Class B                                                       33                     33
       Treasury stock                                                           (1,723)                    --
       Additional paid-in capital                                              339,159                339,041
       Retained earnings                                                       124,732                108,272
       Accumulated other comprehensive loss -
         cumulative translation adjustment                                     (22,920)               (16,491)
                                                                       -----------------      ----------------
             Total stockholders' investment                                    439,422                430,996
                                                                       -----------------      ----------------
                                                                       $     2,507,355        $     2,444,867
                                                                       =================      ================

     The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                   2000                1999
                                                                             ----------------     ---------------

OPERATING ACTIVITIES:
  Net income                                                                   $    16,460          $     3,492
  Adjustments to reconcile net income to
   net cash provided by operating activities -
     Depreciation and amortization                                                  21,788               10,507
     Deferred income taxes                                                          (2,835)              (3,057)
     Equity in losses of affiliates and minority interest                              798                1,342
     Extraordinary loss on extinguishment of debt                                       --                2,702
     Cumulative effect of change in accounting, net                                     --                3,147
     Changes in other operating items                                              (15,601)             (17,746)
                                                                             ----------------     ---------------

     Net cash provided by operating activities                                      20,610                  387
                                                                             ----------------     ---------------

INVESTING ACTIVITIES:
  Acquisitions, net of cash acquired                                                (8,766)            (540,133)
  Capital expenditures, net                                                        (27,771)              (5,994)
  Other                                                                                 --                2,227
                                                                             ----------------     ---------------

     Net cash used in investing activities                                         (36,537)            (543,900)
                                                                             ----------------     ---------------

FINANCING ACTIVITIES:
  Short-term borrowings, net                                                         4,181              904,680
  Long-term debt borrowings (repayments), net                                       24,003             (321,761)
  Debt issuance costs                                                                   --              (19,537)
  Common stock repurchases                                                          (1,723)                  --
  Proceeds from issuance of common stock and
   exercise of stock options                                                           118                  770
                                                                             ----------------     ---------------

     Net cash provided by financing activities                                      26,579              564,152
                                                                             ----------------     ---------------

EFFECT OF EXCHANGE RATE ON CASH                                                     (2,907)              (1,916)
                                                                             ----------------     ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            7,745               18,723

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                               23,697               20,544
                                                                             ----------------     ---------------

  End of period                                                                $    31,442          $    39,267
                                                                             ================     ===============


SUPPLEMENTAL DISCLOSURE:
  Cash paid for interest                                                       $    18,786          $     7,637
  Cash paid for income taxes                                                   $     3,210          $     3,731

     The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     We have prepared the condensed consolidated financial statements of Dura Automotive Systems, Inc. ("Dura"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 1999.

     Revenues and operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

     Inventories consisted of the following (in thousands):

                                        Mar. 31, 2000          Dec. 31, 1999
                                       -----------------      -----------------
           Raw materials                      $  89,417             $   85,609
           Work-in-process                       20,469                 21,162
           Finished goods                        26,902                 29,791
                                       -----------------      -----------------
                                              $ 136,788             $  136,562
                                       =================      =================

3. EARNINGS PER SHARE

     Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the quarter. Diluted earnings per share include (i) the effects of outstanding stock options and warrants using the treasury stock method, (ii) the conversion of the Preferred Securities and (iii) the effects of shares issued under the deferred income leadership stock purchase plan, as follows (in thousands, except per share amounts):

                                                                          Three Months Ended March 31,
                                                                   --------------------------------------
                                                                        2000                 1999
                                                                   ----------------    ------------------

     Net income                                                         $ 16,460            $  3,492
     Interest expense on mandatorily redeemable
       convertible preferred securities, net of tax                          611                 611
                                                                   ----------------    -----------------
     Net income applicable to common
       stockholders -- diluted                                          $ 17,071            $  4,103
                                                                   ================    =================

     Weighted average number of Class A
       common shares outstanding                                          14,110               9,552
     Weighted average number of Class B
       common shares outstanding                                           3,320               3,325
                                                                   ----------------    -----------------
                                                                          17,430              12,877
     Dilutive effect of outstanding stock options
       after application of the treasury stock method                         84                  87
     Dilutive effect of warrants                                             153
     Dilutive effect of mandatorily redeemable
       convertible preferred securities, assuming
       conversion                                                          1,289               1,289
                                                                   ----------------    -----------------
     Diluted shares outstanding                                           18,956              14,253
                                                                   ================    =================

     Basic earnings per share                                         $     0.94          $     0.27
                                                                   ================    =================

     Diluted earnings per share                                       $     0.90          $     0.29
                                                                   ================    =================

4. 1999 FACILITY CONSOLIDATION CHARGE

     In the fourth quarter of 1999, Dura began to implement a comprehensive plan (the "Plan") to consolidate certain facilities designed to lower its cost structure and improve the long-term competitive position of Dura. As a result of the Plan, Dura recognized charges to operations of $16.2 million. Included in this charge are the costs associated with consolidating and eliminating certain facilities and associated lease obligations of $1.4 million; severance related to employee terminations of $13.2 million; and asset impairments of $1.6 million. Costs incurred and charged to the reserves as of March 31, 2000 amounted to $0.1 million related to lease and other closure costs, $2.8 million in severance and $1.6 million related to asset impairment. There have been no significant changes to the original Plan. The Plan originally called for the termination of approximately 5 salaried plant management and 313 hourly plant manufacturing employees, of which 3 salaried and 16 hourly employees had been terminated as of March 31, 2000.

5. FACILITY REORGANIZATION RELATED TO ACQUISITIONS

     Dura has implemented reorganization plans designed to integrate the operations of recent acquisitions. As a result of these reorganization plans, Dura has recorded purchase liabilities of approximately $48.7 million for costs associated with the shutdown and consolidation of certain acquired facilities and $35.0 million for severance and other related costs. Additional purchase liabilities recorded during 2000 in connection with the finalization of estimates from the Adwest and Excel acquisitions included approximately $7.7 million for costs associated with the shutdown and consolidation of certain acquired facilities and $1.0 million for severance and other related costs. These adjustments were recorded as an adjustment to goodwill. Costs incurred and charged to the reserves amounted to $4.1 million related to acquired facilities and $3.0 million in severance and other related costs during the quarter ended March 31, 2000.

6. LONG-TERM DEBT

   Long-term debt consisted of the following (in thousands):

                                                                         March 31,           December 31,
                                                                           2000                 1999
                                                                     -----------------    -----------------
                Credit Agreement:
                  Tranche A and B term loans                           $      550,000      $       550,521
                  Revolving credit facility                                   270,507              208,751
                  9% Senior subordinated notes                                397,730              401,560
                Other                                                          38,335               70,190
                                                                     -----------------    -----------------
                                                                            1,256,572            1,231,022
                Less-current maturities                                       (56,893)             (52,712)
                                                                     -----------------    -----------------
                Total long-term debt                                   $    1,199,679       $    1,178,310
                                                                     =================    =================

     In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of March 31, 2000, rates on borrowings under the Credit Agreement ranged from 5.2% to 8.6%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of March 31, 2000. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of March 31, 2000, $242.4 million of borrowings were denominated in US dollars, $5.5 million of borrowings were denominated in Canadian dollars, $3.6 million of borrowings were denominated in Australian dollars, and $19.0 million in British pound sterling.

     In April 1999, Dura completed the offering of $300.0 million and Euro 100.0 million of senior subordinated notes ("Subordinated Notes"). The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million was used for general corporate purposes. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

7. COMPREHENSIVE INCOME

     Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Dura, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income for the periods is as follows (in thousands):

                                                                  Three Months Ended March 31,
                                                             ---------------------------------------
                                                                   2000                  1999
                                                             -----------------     -----------------

Net income                                                          $  16,460           $     3,492
Other comprehensive income:
     Foreign currency translation adjustment                           (6,429)              (12,624)
                                                             -----------------     -----------------
Comprehensive income                                                $  10,031           $    (9,132)
                                                             =================     =================

8. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     The following condensed consolidating financial information presents balance sheets, statements of operations and cash flow information related to Dura's business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of Dura has fully and unconditionally guaranteed the 9% senior subordinated notes issued by Dura Operating Corp., on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

8. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
   (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                         DURA                           NON-
                                       OPERATING       GUARANTOR      GUARANTOR
                                         CORP.         COMPANIES      COMPANIES     ELIMINATIONS      CONSOLIDATED
                                     ------------     ------------   ------------  --------------    --------------
              Assets
-----------------------------------
Current assets:
 Cash and cash equivalents            $    3,854      $     1,775    $   25,813      $      --          $  31,442
 Accounts receivable, net                235,566           45,568       231,429             --            512,563
 Inventories                              52,463           16,550        67,775             --            136,788
 Other current assets                     81,930           15,389        73,687             --            171,006
 Due from affiliates                      64,069          117,524         2,384       (183,977)                --
                                     ------------     ------------   ------------   ------------      ------------
  Total current assets                   437,882          196,806       401,088       (183,977)           851,799
                                     ------------     ------------   ------------   ------------      ------------
Property, plant and equipment,
 net                                     183,957           61,875       263,472             --            509,304
Investment in subsidiaries               480,618           28,116        45,552       (554,286)                --
Notes receivable from
 affiliates                              489,127           13,942        36,493       (539,562)                --
Goodwill, net                            459,601           86,565       522,217             --          1,068,383
Other assets, net                         18,969           15,905        42,995             --             77,869
                                     ------------     ------------   ------------   ------------      ------------
                                      $2,070,154       $  403,209    $1,311,817    $(1,277,825)       $ 2,507,355
                                     ==============   ============   ============   ============      ============
 Liabilities and Stockholders'
          Investment
-----------------------------------
Current liabilities:
Accounts payable                      $  130,620     $     21,107   $   145,557             --         $  297,284
Accrued liabilities                      126,999           22,389       159,554             --            308,942
Current maturities of long-
 term debt                                25,817              145        30,931             --             56,893
Due to affiliates                        112,581           27,937        43,459       (183,977)                --
                                     ------------     ------------   ------------   ------------      ------------
    Total current liabilities            396,017           71,578       379,501       (183,977)           663,119
                                     ------------     ------------   ------------   ------------      ------------
Long-term debt, net of
 current maturities                      706,382               --        95,567             --            801,949
Subordinated notes                       397,730               --            --             --            397,730
Other noncurrent liabilities              41,966           32,407        75,512             --            149,885
Notes payable to affiliates               10,467           42,762       486,333       (539,562)                --
                                     ------------     ------------   ------------   ------------      ------------
  Total liabilities                    1,552,562          146,747     1,036,913       (723,539)         2,012,683
                                     ------------     ------------   ------------   ------------      ------------
Mandatorily redeemable
 convertible trust preferred
 securities                               55,250               --            --             --             55,250
Stockholders' investment:                462,342          256,462       297,824       (554,286)           462,342
 Accumulated other compre-
  hensive loss - cumulative
  translation adjustment                      --               --       (22,920)            --            (22,920)
                                     ------------     ------------   ------------   ------------      ------------
                                      $2,070,154     $    403,209   $ 1,311,817    $ (1,277,825)      $ 2,507,355
                                     ============     ============   ============   ============      ============



8. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
   (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                          DURA                         NON-
                                        OPERATING     GUARANTOR      GUARANTOR
                                          CORP.       COMPANIES      COMPANIES    ELIMINATIONS    CONSOLIDATED
                                      ------------   -----------    -----------  --------------  --------------

Revenues                                $ 341,433      $ 87,552     $ 268,614     $ (14,830)        $682,769
Cost of sales                             292,688        70,231       225,565       (14,830)         573,654
                                     ------------   -----------    -----------  --------------  --------------
  Gross profit                             48,745        17,321        43,049            --          109,115
Selling, general and
 administrative expenses                   18,226         4,308        21,384            --           43,918
Amortization expense                        3,387           540         3,114            --            7,041
                                     ------------   -----------    -----------  --------------  --------------
 Operating income                          27,132        12,473        18,551            --           58,156
Interest expense, net                      15,200           672        12,049            --           27,921
                                     ------------   -----------    -----------  --------------  --------------
 Income before provision for
   income taxes, equity in
   (earnings) of affiliates
   and minority interest                   11,932        11,801         6,502            --           30,235
                                     ------------   -----------    -----------  --------------  --------------
Provision for income taxes                  5,026         4,043         3,297            --           12,366
Minority interests and equity in
 (earnings) of affiliates, net            (10,165)           --        (1,962)       12,925              798
Minority interest-dividends on
 trust preferred securities, net              611            --            --            --              611
                                     ------------   -----------    -----------  --------------  --------------
  Net income (loss)                      $ 16,460       $ 7,758    $    5,167     $ (12,925)        $ 16,460
                                     ============   ===========    ===========  ==============  ==============

8. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
   (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                         DURA                          NON-
                                       OPERATING     GUARANTOR       GUARANTOR
                                         CORP.       COMPANIES       COMPANIES    ELIMINATIONS    CONSOLIDATED
                                      ------------   -----------    -----------  --------------  --------------
OPERATING ACTIVITIES:
 Net income (loss)                     $  16,460     $  7,758        $  5,167      $ (12,925)       $  16,460
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
 Depreciation and amortization            10,102        1,865           9,821                          21,788
 Deferred income taxes                        --           --          (2,835)            --           (2,835)
 Equity in losses of affiliates
  and minority interest                  (10,165)          --          (1,962)        12,925              798
 Changes in other operating
  items                                   (5,744)     (10,125)            268             --          (15,601)
                                      ------------   -----------    -----------  --------------  --------------
    Net cash provided by (used
    in) operating activities              10,653         (502)         10,459             --           20,610
                                      ------------   -----------    -----------  --------------  --------------
INVESTING ACTIVITIES:
Acquisitions, net of cash
 acquired                                     --       (9,190)            424             --           (8,766)
Capital expenditures, net                (10,264)      (2,657)        (14,850)            --          (27,771)
                                      ------------   -----------    -----------  --------------  --------------
    Net cash used in investing
    activities                           (10,264)     (11,847)        (14,426)            --          (36,537)
                                      ------------   -----------    -----------  --------------  --------------
FINANCING ACTIVITIES:
 Short-term borrowings, net                7,743         (187)         (3,375)                          4,181
 Long-term borrowings, net                44,645          (79)        (20,563)            --           24,003
 Debt financing (to)/from
  affiliates                             (48,585)      14,676          33,909             --               --
 Common stock repurchases                 (1,723)          --              --             --           (1,723)
 Proceeds from issuance of
  common stock and exercise
  of stock options                           118           --              --             --             118
                                      ------------   -----------    -----------  --------------  --------------
    Net cash provided by
     financing activities                  2,198       14,410           9,971             --           26,579
                                      ------------   -----------    -----------  --------------  --------------
EFFECT OF EXCHANGE
RATE ON CASH                                  --           --          (2,907)            --           (2,907)
                                      ------------   -----------    -----------  --------------  --------------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                      2,587        2,061           3,097             --            7,745
CASH AND CASH
 EQUIVALENTS:
Beginning of period                        1,267         (286)         22,716             --           23,697
                                      ------------   -----------    -----------  --------------  --------------
End of period                           $  3,854     $  1,775       $  25,813             --        $  31,442
                                      ============   ===========    ===========  ==============  ==============

8. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
   (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                         DURA                          NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES    ELIMINATIONS     CONSOLIDATED
                                     -------------   ------------   -----------  --------------   --------------
              Assets
-----------------------------------
Current assets:
 Cash and cash equivalents            $      277         $    704    $  22,716     $        --        $  23,697
 Accounts receivable, net                161,403           94,542      222,597              --          478,542
 Inventories                              36,062           32,513       67,987              --          136,562
 Other current assets                     66,920           23,171       64,613              --          154,704
 Due from affiliates                     167,536          136,813       10,666        (315,015)              --
                                     -------------   ------------   -----------  --------------   --------------
  Total current assets                   432,198          287,743      388,579        (315,015)         793,505
                                     -------------   ------------   -----------  --------------   --------------
Property, plant and equipment,
 net                                     125,328          117,960      257,606              --          500,894
Investment in subsidiaries               558,950           29,042       43,459        (631,451)              --
Notes receivable from
 affiliates                              450,669            3,466       36,557        (490,692)              --
Goodwill, net                            355,605          186,117      526,215              --        1,067,937
Other assets, net                         38,651           13,756       30,124              --           82,531
                                     -------------   ------------   -----------  --------------   --------------
                                      $1,961,401        $ 638,084    $1,282,540    $(1,437,158)     $ 2,444,867
                                     =============   ============   ===========  ==============   ==============
   Liabilities and Stockholders'
            Investment
-----------------------------------
Current liabilities:
Accounts payable                      $  102,983        $  37,324   $  141,106              --       $  281,413
Accrued liabilities                       93,727           51,379      151,325              --          296,431
Current maturities of long-
 term debt                                16,247            2,159       34,306              --           52,712
Due to affiliates                        155,773          111,204       48,038        (315,015)              --
                                     -------------   ------------   -----------  --------------   --------------
    Total current liabilities            368,730          202,066      374,775        (315,015)         630,556
                                     -------------   ------------   -----------  --------------   --------------
Long-term debt, net of
 current maturities                      661,737               79      114,934              --          776,750
Subordinated notes                       401,560               --           --              --          401,560
Other noncurrent liabilities              26,637           55,467       67,651              --          149,755
Notes payable to affiliates                   --           36,565      454,127        (490,692)              --
                                     -------------   ------------   -----------  --------------   --------------
  Total liabilities                    1,458,664          294,177    1,011,487        (805,707)       1,958,621
                                     -------------   ------------   -----------  --------------   --------------
Mandatorily redeemable
 convertible trust preferred
 securities                               55,250               --           --              --           55,250
Stockholders' investment:                447,487          343,907      287,544        (631,451)         447,487
 Accumulated other compre-
  hensive loss - cumulative
  translation adjustment                      --               --      (16,491)             --          (16,491)
                                     -------------   ------------   -----------  --------------   --------------
                                     $ 1,961,401       $  638,084  $ 1,282,540     $(1,437,158)      $2,444,867
                                     =============   ============   ===========  ==============   ==============

8. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
   (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
        CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                         DURA                         NON-
                                       OPERATING     GUARANTOR      GUARANTOR
                                         CORP.       COMPANIES      COMPANIES     ELIMINATIONS     CONSOLIDATED
                                     -------------   ------------   -----------  --------------   --------------
Revenues                               $ 108,955     $   69,448     $  90,848       $   (4,550)    $  264,701
Cost of sales                             88,609         57,634        76,526           (4,550)       218,219
                                     -------------   ------------   -----------  --------------   --------------
  Gross profit                            20,346         11,814        14,322               --         46,482
Selling, general and
 administrative expenses                   8,034          1,929         6,934               --         16,897
Amortization expense                       1,125          1,111         1,449               --          3,685
                                     -------------   ------------   -----------  --------------   --------------
  Operating income                        11,187          8,774         5,939               --         25,900
Interest expense, net                      2,540            711         3,644               --          6,895
                                     -------------   ------------   -----------  --------------   --------------
  Income before provision for
  income taxes, equity in
   earnings (losses) of
   subsidiaries and minority
   interest                                8,647          8,063        2,295                --         19,005
                                     -------------   ------------   -----------  --------------   --------------
Provision for income taxes                 3,079          2,872         1,760               --          7,711
Equity in earnings (losses)
 of subsidiaries                           3,693             --         1,633           (6,668)        (1,342)
Minority interest-dividend on
 trust preferred securities, net             611             --            --               --            611
                                     -------------   ------------   -----------  --------------   --------------
  Income (loss) before
   extraordinary item                      8,650          5,191         2,168           (6,668)         9,341
Extraordinary item - loss on
 early extinguishment of
 debt, net                                 5,158             --           691               --          5,849
                                     -------------   ------------   -----------  --------------   --------------
  Net income (loss)                    $   3,492      $   5,191     $   1,477       $   (6,668)    $    3,492
                                     =============   ============   ===========  ==============   ==============

8. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
   (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                         DURA                          NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES    ELIMINATIONS     CONSOLIDATED
                                     -------------   ------------   -----------  --------------   --------------
OPERATING ACTIVITIES:
 Net income (loss)                     $   3,492        $  5,191      $  1,477      $  (6,668)        $  3,492
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization           3,364           2,669         4,474             --           10,507
   Deferred income taxes                  (2,187)            (82)         (788)            --           (3,057)
   Equity in losses of affiliates         (3,693)             --        (1,633)         6,668            1,342
   Extraordinary loss on
    extinguishment of debt                 2,011              --           691             --            2,702
   Cumulative effect of change in
    accounting, net                        3,147              --            --             --            3,147
   Changes in other operating
    items                                 49,456         (10,864)      (56,338)            --          (17,746)
                                     -------------   ------------   -----------  --------------   --------------
 Net cash provided by (used for)
  operating activities                    55,590          (3,086)      (52,117)            --              387
                                     -------------   ------------   -----------  --------------   --------------
INVESTING ACTIVITIES:
 Acquisitions, net                      (442,501)             --       (97,632)            --         (540,133)
 Capital expenditures, net                (1,215)         (2,202)       (2,577)            --           (5,994)
  Other                                       --           2,227            --             --            2,227
                                     -------------   ------------   -----------  --------------   --------------
    Net cash used for investing
    activities                          (443,716)             25      (100,209)            --         (543,900)
                                     -------------   ------------   -----------  --------------   --------------
FINANCING ACTIVITIES:
 Short-term borrowings, net              772,550          21,522       110,608             --          904,680

 Long-term borrowings
  (repayments), net                     (233,577)        (17,772)      (70,412)            --         (321,761)
 Debt issuance costs                     (19,537)             --            --             --          (19,537)
 Debt financing (to)/from affiliates    (126,223)           (145)      126,368             --               --
 Proceeds from issuance of common
  stock and exercise of stock
  options                                    770              --            --             --              770
                                     -------------   ------------   -----------  --------------   --------------

     Net cash provided by
      financing activities               393,983           3,605       166,564             --          564,152
                                     -------------   ------------   -----------  --------------   --------------
EFFECT OF EXCHANGE
 RATE ON CASH                                 --              --        (1,916)            --           (1,916)
                                     -------------   ------------   -----------  --------------   --------------

NET CHANGE IN CASH
 AND CASH EQUIVALENTS                      5,857             544        12,322             --           18,723
CASH AND CASH
EQUIVALENTS:
Beginning of period                        1,247            (557)       19,854             --           20,544
                                     -------------   ------------   -----------  --------------   --------------
End of period                         $    7,104        $    (13)   $   32,176    $        --       $   39,267
                                      ============   ============   ===========  ==============   ==============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

Revenues -- Revenues of $682.8 million for the three months ended March 31, 2000 increased substantially over $264.7 million for the three months ended March 31, 1999. The increase in revenues is primarily the result of the full quarter impact of the operations of Excel, Adwest and the Meritor seat track business acquired during 1999.

Cost of Sales -- Cost of sales for the three months ended March 31, 2000 increased by $355.5 million to $573.7 million from $218.2 million for the three months ended March 31, 1999. Cost of sales as a percentage of revenues for the three months ended March 31, 2000 was 84.0% compared to 82.4% for the three months ended March 31, 1999. The corresponding decrease in gross margins is primarily the result of lower margins at the acquired operations offset by efficiency improvements at certain Dura operations.

S, G & A Expenses -- Selling, general and administrative expenses were $43.9 million for the three months ended March 31, 2000 compared to $16.9 million for the three months ended March 31, 1999. The increase was due primarily to incremental costs from the acquisitions discussed above. As a percentage of revenues, selling, general and administrative expenses were 6.4% for the three months ended March 31, 2000 and 1999.

Interest Expense -- Interest expense for the three months ended March 31, 2000 was $27.9 million compared to $6.9 million for the three months ended March 31, 1999. The increase was due principally to borrowings incurred related to the acquisitions discussed above.

Income Taxes -- The effective income tax rate was 40.9% for the three months ended March 31, 2000 and 40.6% for the three months ended March 31, 1999. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of March 31, 2000, rates on borrowings under the Credit Agreement ranged from 5.2% to 8.6%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of March 31, 2000. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of March 31, 2000, $242.4 million of borrowings were denominated in US dollars, $5.5 million of borrowings were denominated in Canadian dollars, $3.6 million of borrowings were denominated in Australian dollars and $19.0 million in British pound sterling.

In April 1999, the Company completed the offering of $300.0 million and Euro
100.0 million of senior subordinated notes ("Subordinated Notes"). The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire the indebtedness and approximately $118.9 million was used for general corporate purposes. These notes are collateralized by guarantees of certain of the Company's subsidiaries.

During the first quarter of 2000, Dura provided cash from operations of $20.6 million, compared to a $0.4 million in 1999. Cash generated from operations before changes in working capital items was $36.2 million for 2000 compared to $18.1 million for 1999. Decreases in working capital used cash of $15.6 million in 2000 compared to $17.7 million in 1999. The decrease in working capital is primarily the result of the timing of cash receipts and cash payments.

Net cash used in investing activities was $36.5 million for the first quarter of 2000 as compared to $543.9 million in 1999. Net capital expenditures totaled $27.8 million for the first quarter of 2000 primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $6.0 million in 1999 and $540.1 million spent primarily on the acquisition of Excel and Adwest.

Net cash provided by financing activities totaled $26.6 million for the first quarter of 2000 compared with $564.2 million in 1999. Approximately $28.2 million of cash was provided through net borrowings.

At March 31, 2000, Dura had unused borrowing capacity of approximately $113.8 million under its most restrictive debt covenant. Dura believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2000 capital expenditures will approximate $100 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

During 1999, Dura established the Deferred Income Leadership Stock Purchase Plan (the "Deferred Income Stock Plan"), which allows certain employees to defer receipt of all or a portion of their annual cash bonus. Dura makes a matching contribution of one-third of the employee's deferral. In accordance with the terms of the plan, the employee's deferral and Dura's matching contribution have been placed in a "Rabbi" trust, which invests solely in Dura's Common Stock. This trust arrangement offers the employee a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. The assets of the trust remain subject to the creditors of Dura and are not the property of the employees; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock. During the first quarter of 2000, Dura made Common Stock repurchases of $1.7 million related to the Deferred Income Stock Plan.

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


MARKET RISK

Dura is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Dura does not enter into derivatives or other financial instruments for trading or speculative purposes.

Dura manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

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

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "anticipate," "believe," "estimate," "expect," "intends," and similar expressions, as they relate to Dura, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of Dura's management as well as on assumptions made by and information currently available to Dura at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of Dura, such as risks relating to: (i) the degree to which Dura is leveraged; (ii) Dura's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) Dura's ability to continue to implement its acquisition strategy; and (vii) the highly competitive nature of the automotive supply industry. All subsequent written and oral forward-looking statements attributable to Dura or persons acting on behalf of Dura are expressly qualified in their entirety by such cautionary statements.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Market Risk" and "Foreign Currency Transactions" sections of Item 2:
Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings:

        Other than as reported in Dura's 1999 Annual Report on Form 10-K under the caption "Legal Proceedings," the Company is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business of the Company.

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

                                      DURA AUTOMOTIVE SYSTEMS, INC.


Date:  May 12, 2000                   By /s/ William Ohrt
                                         ----------------
                                         William Ohrt
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)