Form 10-Q
period 2000-06-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2000-08-09
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at July 31, 2000 was 14,148,697 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at July 31, 2000 was 3,320,303 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION
         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2000
                    and 1999 (unaudited)

                    Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2000 and 1999
                    (unaudited)

                    Condensed Consolidated Balance Sheets at June 30, 2000 (unaudited) and December 31,
                    1999

                    Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30,
                    2000 and 1999 (unaudited)

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

         Item 4.    Submission of Matters to a Vote of Security Holders



SIGNATURE


ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                        2000         1999
                                                   -----------   ---------
Revenues                                             $ 707,690   $ 685,167
Cost of sales                                          593,263     582,668
                                                     ---------   ---------
        Gross profit                                   114,427     102,499
Selling, general and administrative expenses            43,647      38,079
Product recall charge                                   16,000          --
Amortization expense                                     7,030       7,346
                                                     ---------   ---------
        Operating income                                47,750      57,074
Interest expense, net                                   27,348      23,723
                                                     ---------   ---------
        Income before provision for income taxes,
        equity in losses of affiliate and minority
        interests                                       20,402      33,351
Provision for income taxes                               8,155      13,220
Equity in losses of affiliate and minority
  interests                                                116       1,151
Minority interest - dividends on trust preferred
  securities, net                                          611         611
                                                     ---------   ---------
        Income before extraordinary item                11,520      18,369
Extraordinary item - loss on early
  extinguishment of debt, net                               --      (2,700)
                                                     ---------   ---------
        Net income                                   $  11,520   $  15,669
                                                     =========   =========

Basic earnings per common share:
  Income before extraordinary item                   $    0.66   $    1.06
  Extraordinary item                                        --       (0.16)
                                                     ---------   ---------
        Net income                                   $    0.66   $    0.90
                                                     =========   =========
Diluted earnings per common share:
  Income before extraordinary item                   $    0.64   $    1.00
  Extraordinary item                                        --       (0.14)
                                                     ---------   ---------
        Net income                                   $    0.64   $    0.86
                                                     =========   =========


              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                        2000          1999
                                                     ----------   ----------
Revenues                                             $1,390,459   $  949,868

Cost of sales                                         1,166,917      800,887
                                                     ----------   ----------
        Gross profit                                    223,542      148,981
Selling, general and administrative expenses             87,565       54,976
Product recall charge                                    16,000           --
Amortization expense                                     14,071       10,589
                                                     ----------   ----------
        Operating income                                105,906       83,416
Interest expense, net                                    55,269       31,060
                                                     ----------   ----------
        Income before provision for income taxes,
        equity in losses of affiliate and minority
        interests                                        50,637       52,356
Provision for income taxes                               20,521       20,931
Equity in losses of affiliate and minority
  interests                                                 914        2,493
Minority interest - dividends on trust preferred
  securities, net                                         1,222        1,222
                                                     ----------   ----------
        Income before extraordinary item and
            accounting change                            27,980       27,710
Extraordinary item - loss on early
  extinguishment of debt, net                                --       (5,402)
Cumulative effect of change in accounting, net               --       (3,147)
                                                     ----------   ----------
        Net income                                   $   27,980   $   19,161
                                                     ==========   ==========
Basic earnings per common share:
  Income before extraordinary item and
    accounting change                                $     1.60   $     1.83
  Extraordinary item                                         --        (0.35)
  Cumulative effect of change in accounting                  --        (0.21)
                                                     ----------   ----------
        Net income                                   $     1.60   $     1.27
                                                     ==========   ==========
Diluted earnings per common share:
  Income before extraordinary item and
    accounting change                                $     1.54   $     1.74
  Extraordinary item                                         --        (0.32)
  Cumulative effect of change in accounting                  --        (0.19)
                                                     ----------   ----------
        Net income                                   $     1.54   $     1.23
                                                     ==========   ==========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                             June 30,               December 31,
                             Assets                                            2000                     1999
------------------------------------------------------------------     -------------------      -------------------
                                                                           (unaudited)
Current assets:

       Cash and cash equivalents                                       $        21,407           $        23,697
       Accounts receivable, net                                                500,101                   478,542
       Inventories                                                             130,770                   136,562
       Other current assets                                                    163,799                   154,704
                                                                       -------------------      -------------------
             Total current assets                                              816,077                   793,505
                                                                       -------------------      -------------------

Property, plant and equipment, net                                             505,097                   500,894
Goodwill, net                                                                1,045,824                 1,067,937
Deferred income taxes and other assets, net                                     74,978                    82,531
                                                                       -------------------      -------------------
                                                                        $    2,441,976           $     2,444,867
                                                                       ===================       ==================

            Liabilities and Stockholders' Investment
------------------------------------------------------------------

Current liabilities:
       Current maturities of long-term debt                            $        50,531           $        52,712
       Accounts payable                                                        310,032                   281,413
       Accrued liabilities                                                     294,175                   296,431
                                                                       -------------------      -------------------
             Total current liabilities                                         654,738                   630,556
                                                                       -------------------      -------------------

Long-term debt, net of current maturities                                      748,436                   776,750
Subordinated notes                                                             393,650                   401,560
Other noncurrent liabilities                                                   155,034                   149,755

Mandatorily redeemable convertible trust preferred securities                   55,250                    55,250
                                                                       -------------------      -------------------

Stockholders' investment:
       Common stock - Class A                                                      141                       141
       Common stock - Class B                                                       33                        33
       Additional paid-in capital                                              339,389                   339,041
       Treasury stock                                                           (1,723)                       --
       Retained earnings                                                       136,252                   108,272
       Accumulated other comprehensive loss -
         cumulative translation adjustment                                     (39,224)                  (16,491)
                                                                       -------------------      -------------------
             Total stockholders' investment                                    434,868                   430,996
                                                                       -------------------      -------------------
                                                                       $     2,441,976           $     2,444,867
                                                                       ===================      ===================

         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                    Six Months Ended June 30,
                                                                             -----------------------------------------
                                                                                    2000                   1999
                                                                             -------------------     -----------------

OPERATING ACTIVITIES:
      Net income                                                              $     27,980              $   19,161
      Adjustments to reconcile net income to
        net cash provided by operating activities -
         Depreciation and amortization                                              45,024                  33,960
         Deferred income taxes                                                      (2,001)                 (3,078)
         Equity in losses of affiliates and minority interest                          914                   2,493
         Extraordinary loss on extinguishment of debt                                   --                   5,402
         Cumulative effect of change in accounting, net                                 --                   3,147
         Changes in other operating items                                           20,657                 (57,731)
                                                                             -------------------     -----------------

         Net cash provided by operating activities                                  92,574                   3,354
                                                                             -------------------     -----------------

INVESTING ACTIVITIES:
      Capital expenditures, net                                                    (58,552)                (30,956)
      Acquisitions, net of cash acquired                                           (19,836)               (395,527)
                                                                             -------------------     -----------------

         Net cash used in investing activities                                     (78,388)               (426,483)
                                                                             -------------------     -----------------

FINANCING ACTIVITIES:
      Short-term repayments, net                                                    (2,470)                 (4,873)
      Long-term debt borrowings (repayments), net                                  (37,131)                524,821
      Debt issuance costs                                                               --                 (19,537)
      Common stock repurchases                                                      (1,723)                     --
      Proceeds from issuance of common stock and
        exercise of stock options                                                      348                   1,379
                                                                             -------------------     -----------------

         Net cash provided by (used in) financing activities                       (40,976)                501,790
                                                                             -------------------     -----------------

EFFECT OF EXCHANGE RATE ON CASH                                                     24,500                  (7,565)
                                                                             -------------------     -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                    (2,290)                 71,096

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                           23,697                  20,544
                                                                             -------------------     -----------------

      End of period                                                            $    21,407             $    91,640
                                                                             ===================     =================

SUPPLEMENTAL DISCLOSURE:
      Cash paid for interest                                                   $    54,639             $    20,853
      Cash paid for income taxes                                               $     1,523             $     9,048

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

        Revenues and operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts have been reclassified to conform with the current period presentation.

2. INVENTORIES

        Inventories consisted of the following (in thousands):

                                         June 30, 2000          Dec. 31, 1999
                                       -----------------      -----------------
           Raw materials                      $  86,930             $   85,609
           Work-in-process                       18,491                 21,162
           Finished goods                        25,349                 29,791
                                       -----------------      -----------------
                                              $ 130,770              $ 136,562
                                       =================      =================

3. EARNINGS PER SHARE

        Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted earnings per share include (i) the effects of outstanding stock options and warrants using the treasury stock method and (ii) the conversion of the Preferred Securities, as follows (in thousands, except per share amounts):


                                                                   Three Months                    Six Months
                                                                  Ended June 30,                Ended June 30,
                                                         ----------------------------     -------------------------
                                                            2000            1999            2000           1999
                                                         ------------    ------------    ----------     -----------

    Net income                                               $ 11,520       $ 15,669       $ 27,980       $ 19,161
    Interest expense on mandatorily redeemable
      convertible preferred securities, net of tax                611            611          1,222          1,222
                                                         ------------    ------------    ----------     -----------
    Net income applicable to common
      stockholders - diluted                                 $ 12,131       $ 16,280       $ 29,202       $ 20,383
                                                         ============    ============    ==========     ===========

    Weighted average number of Class A
      common shares outstanding                                14,128         14,023         14,119         11,787
    Weighted average number of Class B
      common shares outstanding                                 3,320          3,325          3,320          3,325
                                                         ------------    ------------    ----------     -----------
                                                               17,448         17,348         17,439         15,112
    Dilutive effect of outstanding stock options
      after application of the treasury stock method               14            133             49            111
    Dilutive effect of warrants                                   152            152            152             76
    Dilutive effect of mandatorily redeemable
      convertible preferred securities, assuming
      conversion                                                1,289          1,289          1,289          1,289
                                                         ------------    ------------    ----------     -----------
    Diluted shares outstanding                                 18,903         18,922         18,929         16,588
                                                         ============    ============    ==========     ===========

    Basic earnings per share                                 $   0.66       $   0.90       $   1.60       $   1.27
                                                         ============    ============    ==========     ===========

    Diluted earnings per share                               $   0.64       $   0.86       $   1.54       $   1.23
                                                         ============    ============    ==========     ===========

4. PRODUCT RECALL CHARGE

        In the second quarter of 2000, Dura settled two product recall issues through a cost sharing agreement with a significant customer. As a result of this agreement, Dura recorded a one-time pretax charge to operations of $16.0 million to cover amounts not previously reserved. These recalls were announced in the first half of 1999 and involved concerns associated with Trident Automotive plc (Trident) speed control cables and a secondary hood latch. Dura acquired Trident in April of 1998.

5. 1999 FACILITY CONSOLIDATION CHARGE

        In the fourth quarter of 1999, Dura began to implement a comprehensive plan (the "Plan") to consolidate certain facilities designed to lower its cost structure and improve the long-term competitive position of Dura. As a result of the Plan, Dura recognized charges to operations of $16.2 million. Included in this charge are the costs associated with consolidating and eliminating certain facilities and associated lease obligations of $1.4 million; severance related to employee terminations of $13.2 million; and asset impairments of $1.6 million. Costs incurred and charged to the reserves as of June 30, 2000 amounted to $0.5 million related to lease and other closure costs, $3.6 million in severance and $1.6 million related to asset impairment. There have been no significant changes to the original Plan. The Plan originally called for the termination of approximately 5 salaried plant management and 313 hourly plant manufacturing employees, of which 3 salaried and 33 hourly employees had been terminated as of June 30, 2000.

6. FACILITY REORGANIZATION RELATED TO ACQUISITIONS

        Dura has implemented reorganization plans designed to integrate the operations of recent acquisitions. As of June 30, 2000, purchase liabilities recorded in conjunction with the acquisitions included approximately $44.6 million for costs associated with the shutdown and consolidation of certain acquired facilities and $28.1 million for severance and other related costs. Adjustments to the reserve recorded during the six months ended June 30, 2000 included $7.1 million for costs related to acquired facilities and a reduction of $0.7 million in severance and other related costs. All adjustments were reflected as an adjustment to goodwill. Costs incurred and charged to the reserves during the six months ended June 30, 2000 amounted to $7.5 million related to acquired facilities and $8.3 million in severance and other related costs.

7. LONG-TERM DEBT

   Long-term debt consisted of the following (in thousands):

                                                                     June 30,           December 31,
                                                                       2000                 1999
                                                                 -----------------    -----------------
                Credit Agreement:
                  Tranche A and B term loans                       $      537,490        $     550,521
                  Revolving credit facility                               232,622              208,751
                Other                                                      28,855               70,190
                                                                 -----------------    -----------------
                                                                          798,967              829,462
                Less - Current maturities                                 (50,531)             (52,712)
                                                                 -----------------    -----------------
                Total long-term debt                                $     748,436         $    776,750
                                                                 =================    =================

        In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of June 30, 2000, rates on borrowings under the Credit Agreement ranged from 6.0% to 9.0%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of June 30, 2000. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

         The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of June 30, 2000, $205.0 million of borrowings were denominated in US dollars, $6.0 million of borrowings were denominated in Canadian dollars, $3.6 million of borrowings were denominated in Australian dollars, and $18.0 million in British pound sterling.

8. SENIOR SUBORDINATED NOTES

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

9. COMPREHENSIVE INCOME

        Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Dura, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income for the periods is as follows (in thousands):

                                                         Three Months                  Six Months
                                                        Ended June 30,               Ended June 30,
                                                  --------------------------    ---------------------------
                                                     2000           1999           2000           1999
                                                  -----------    -----------    -----------     -----------

Net income                                         $ 11,520       $ 15,669       $ 27,980        $ 19,161
Other comprehensive income:
   Foreign currency translation adjustment          (16,304)        (5,310)       (22,733)        (17,934)
                                                  -----------    -----------    -----------     -----------
Comprehensive income (loss)                        $ (4,784)      $ 10,359       $  5,247        $  1,227
                                                  ===========    ===========    ===========     ===========

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

        The following condensed consolidating financial information presents balance sheets, statements of income and cash flow information related to Dura's business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of Dura has fully and unconditionally guaranteed the 9% senior subordinated notes issued by Dura Operating Corp., on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                         DURA                             NON-
                                       OPERATING       GUARANTOR       GUARANTOR
                                         CORP.         COMPANIES       COMPANIES      ELIMINATIONS     CONSOLIDATED
                                     -------------   -------------   -------------    ------------     ------------
              Assets
------------------------------------
Current assets:
 Cash and cash equivalents           $      3,046     $      1,182    $    17,179     $        --       $    21,407
 Accounts receivable, net                 217,689           54,129        228,283              --           500,101
 Inventories                               43,335           23,015         64,420              --           130,770
 Other current assets                      86,108           13,653         64,038              --           163,799
 Due from affiliates                       69,851           41,480          5,872        (117,203)               --
                                     -------------   --------------   ------------    ------------      ------------
  Total current assets                    420,029          133,459        379,792        (117,203)          816,077
                                     -------------   --------------   ------------    ------------      ------------
Property, plant and equipment,
 net                                      195,501           51,706        257,890              --           505,097
Investment in subsidiaries                463,903           27,558         48,210        (539,671)               --
Notes receivable from
 affiliates                               430,686           40,751         35,902        (507,339)               --
Goodwill, net                             481,539           61,162        503,123              --         1,045,824
Other assets, net                          17,692           15,706         41,580              --            74,978
                                     -------------   --------------   ------------    ------------      ------------
                                      $ 2,009,350     $    330,342    $ 1,266,497     $(1,164,213)      $ 2,441,976
                                     =============   ==============   ============    ============      ============
   Liabilities and Stockholders'
            Investment
------------------------------------
Current liabilities:
Accounts payable                      $   133,044     $     27,114     $  149,874              --       $   310,032
Accrued liabilities                       136,023           21,226        136,926              --           294,175
Current maturities of long-
 term debt                                 32,435               17         18,079              --            50,531
Due to affiliates                          41,798           29,845         45,560        (117,203)               --
                                     -------------   --------------   ------------    ------------      ------------
    Total current liabilities             343,300           78,202        350,439        (117,203)          654,738
                                     -------------   --------------   ------------    ------------      ------------
Long-term debt, net of
 current maturities                       660,136               --         88,300              --           748,436

Subordinated notes                        393,650               --             --              --           393,650
Other noncurrent liabilities               43,949           31,283         79,802              --           155,034
Notes payable to affiliates                38,973          (11,406)       479,772        (507,339)               --
                                     -------------   --------------   ------------    ------------      ------------
  Total liabilities                     1,480,008           98,079        998,313        (624,542)        1,951,858
                                     -------------   --------------   ------------    ------------      ------------
Mandatorily redeemable
 convertible trust preferred
 securities                                55,250               --             --              --            55,250
Stockholders' investment:                 474,092          232,263        307,408        (539,671)          474,092
 Accumulated other compre-
  hensive loss - cumulative
  translation adjustment                       --               --        (39,224)             --           (39,224)
                                     -------------   --------------   ------------    ------------      ------------
                                      $ 2,009,350      $   330,342     $1,266,497     $(1,164,213)      $ 2,441,976
                                     =============   ==============   ============   =============      ============

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                          DURA                         NON-
                                        OPERATING      GUARANTOR     GUARANTOR
                                          CORP.        COMPANIES     COMPANIES     ELIMINATIONS   CONSOLIDATED
                                      -------------   -----------   -----------   -------------  -------------
 Revenues                                $ 314,750     $ 133,940     $ 270,221       $ (11,221)     $ 707,690
 Cost of sales                             261,843       110,936       231,705         (11,221)       593,263
                                      -------------   -----------   -----------   -------------  -------------
   Gross profit                             52,907        23,004        38,516              --        114,427
 Selling, general and
    administrative expenses                 23,330         4,631        15,686              --         43,647
 Product recall charge                      16,000            --            --              --         16,000
 Amortization expense                        3,207           593         3,230              --          7,030
                                      -------------   -----------   -----------   -------------  -------------
  Operating income                          10,370        17,780        19,600              --         47,750
 Interest expense, net                      15,298           668        11,382              --         27,348
                                      -------------   -----------   -----------   -------------  -------------
  Income (loss) before provision
    for income taxes, equity in
    earnings of affiliates and
    minority interest                       (4,928)       17,112         8,218              --         20,402
 Provision (benefit) for income
    taxes                                     (893)        5,516         3,532              --          8,155
 Minority interests and equity in
    earnings of affiliates, net            (16,166)           --        (2,537)         18,819            116
 Minority interest-dividends on
    trust preferred securities, net            611            --            --              --            611
                                      -------------   -----------   -----------   -------------  -------------
   Net income                             $ 11,520     $  11,596     $   7,223       $ (18,819)     $  11,520
                                      =============   ===========   ===========   =============  =============

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
    CONSOLIDATING STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                          DURA                         NON-
                                        OPERATING      GUARANTOR     GUARANTOR
                                          CORP.        COMPANIES     COMPANIES    ELIMINATIONS    CONSOLIDATED
                                      -------------   -----------   -----------   -------------   -------------
 Revenues                                $ 656,183     $ 221,492     $ 538,835       $ (26,051)    $ 1,390,459
 Cost of sales                             554,531       181,167       457,270         (26,051)      1,166,917
                                      -------------   -----------   -----------   -------------   -------------
   Gross profit                            101,652        40,325        81,565              --         223,542

 Selling, general and
   administrative expenses                  41,556         8,939        37,070              --          87,565
 Product recall charge                      16,000            --            --              --          16,000
 Amortization expense                        6,594         1,133         6,344              --          14,071
                                      -------------   -----------   -----------   -------------   -------------
  Operating income                          37,502        30,253        38,151              --         105,906
 Interest expense, net                      30,498         1,340        23,431              --          55,269
  Income before provision for         -------------   -----------   -----------   -------------   -------------
    income taxes, equity in
    earnings of affiliates and
    minority interest                        7,004        28,913        14,720              --          50,637
 Provision for income taxes                  4,133         9,559         6,829              --          20,521
 Minority interests and equity in
    earnings of affiliates, net            (26,331)           --        (4,499)         31,744             914
 Minority interest-dividends on
     trust preferred securities, net         1,222            --            --              --           1,222
                                      -------------   -----------   -----------   -------------   -------------
   Net income                            $  27,980     $  19,354    $   12,390       $ (31,744)   $     27,980
                                      =============   ===========   ===========   =============   =============

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                 JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                         DURA                        NON-
                                       OPERATING     GUARANTOR    GUARANTOR
                                         CORP.       COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                     -------------  -----------  -----------   -------------    -------------
OPERATING ACTIVITIES:
 Net income (loss)                     $  27,980     $ 19,354     $  12,390      $ (31,744)       $  27,980
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
 Depreciation and amortization            19,748        4,510        20,766                          45,024
 Deferred income taxes                        --           --        (2,001)            --           (2,001)
 Equity in losses of affiliates
  and minority interest                  (26,331)          --        (4,499)        31,744              914
 Changes in other operating
  items                                   20,259        4,747        (4,349)            --           20,657
                                     -------------  -----------  -----------   -------------    -------------
 Net cash provided by
  operating activities                    41,656       28,611        22,307             --           92,574
                                     -------------  -----------  -----------   -------------    -------------
INVESTING ACTIVITIES:
 Acquisitions, net of cash
  Acquired                                    --       (9,190)      (10,646)            --          (19,836)
 Capital expenditures, net               (20,097)      (5,698)      (32,757)            --          (58,552)
   Net cash used in investing        -------------  -----------  -----------   -------------    -------------
    Activities                           (20,097)     (14,888)      (43,403)            --          (78,388)
                                     -------------  -----------  -----------   -------------    -------------
FINANCING ACTIVITIES:
 Short-term borrowings, net               14,361         (315)      (16,516)                         (2,470)
 Long-term borrowings, net                (1,601)         (79)      (35,451)            --          (37,131)
 Debt financing (to)/from
  Affiliates                             (31,165)     (11,861)       43,026             --               --
 Common stock repurchases                 (1,723)          --            --             --           (1,723)
 Proceeds from issuance of
  common stock and exercise
  of stock options                           348           --            --             --              348
                                     -------------  -----------  -----------   -------------    -------------
    Net cash used in financing
     activities                          (19,780)     (12,255)       (8,941)            --          (40,976)
                                     -------------  -----------  -----------   -------------    -------------
EFFECT OF EXCHANGE
RATE ON CASH                                  --           --        24,500             --           24,500
NET INCREASE IN CASH                 -------------  -----------  -----------   -------------    -------------
 AND CASH EQUIVALENTS                      1,779        1,468        (5,537)            --           (2,290)
CASH AND CASH
 EQUIVALENTS:
 Beginning of period                       1,267         (286)       22,716             --           23,697
                                     -------------  -----------  -----------   -------------    -------------
 End of period                         $   3,046     $  1,182     $  17,179             --        $  21,407
                                     =============  ===========  ===========   =============    =============

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                         DURA                          NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES     ELIMINATIONS      CONSOLIDATED
                                     -------------   -------------  ------------   -------------     -------------
              Assets
------------------------------------
Current assets:
 Cash and cash equivalents           $       277        $     704   $    22,716     $        --       $    23,697
 Accounts receivable, net                161,403           94,542       222,597              --           478,542
 Inventories                              36,062           32,513        67,987              --           136,562
 Other current assets                     66,920           23,171        64,613              --           154,704
 Due from affiliates                     167,536          136,813        10,666        (315,015)               --
                                     -------------   -------------  ------------   -------------     -------------
  Total current assets                   432,198          287,743       388,579        (315,015)          793,505
                                     -------------   -------------  ------------   -------------     -------------
Property, plant and equipment,
  net                                    125,328          117,960       257,606              --           500,894
Investment in subsidiaries               558,950           29,042        43,459        (631,451)               --
Notes receivable from
 affiliates                              450,669            3,466        36,557        (490,692)               --
Goodwill, net                            355,605          186,117       526,215              --         1,067,937
Other assets, net                         38,651           13,756        30,124              --            82,531
                                     -------------   -------------  ------------   -------------     -------------
                                     $ 1,961,401        $ 638,084   $ 1,282,540    $ (1,437,158)      $ 2,444,867
                                     =============   =============  ============   =============     =============
   Liabilities and Stockholders'
            Investment
------------------------------------
Current liabilities:
Accounts payable                     $   102,983        $  37,324   $   141,106              --       $   281,413
Accrued liabilities                       93,727           51,379       151,325              --           296,431
Current maturities of long-
 term debt                                16,247            2,159        34,306              --            52,712
Due to affiliates                        155,773          111,204        48,038    $   (315,015)               --
                                     -------------   -------------  ------------   -------------     -------------
    Total current liabilities            368,730          202,066       374,775        (315,015)          630,556
                                     -------------   -------------  ------------   -------------     -------------
Long-term debt, net of
 current maturities                      661,737               79       114,934              --           776,750
Subordinated notes                       401,560               --            --              --           401,560
Other noncurrent liabilities              26,637           55,467        67,651              --           149,755
Notes payable to affiliates                   --           36,565       454,127        (490,692)               --
                                     -------------   -------------  ------------   -------------     -------------
  Total liabilities                    1,458,664          294,177     1,011,487        (805,707)        1,958,621
                                     -------------   -------------  ------------   -------------     -------------
Mandatorily redeemable
 convertible trust preferred
 securities                               55,250               --            --              --            55,250
Stockholders' investment:                447,487          343,907       287,544        (631,451)          447,487
 Accumulated other compre-
  hensive loss - cumulative
  translation adjustment                      --               --       (16,491)             --           (16,491)
                                     -------------   -------------  ------------   -------------     -------------
                                     $ 1,961,401        $ 638,084   $ 1,282,540     $(1,437,158)      $ 2,444,867
                                     =============   =============  ============   =============     =============

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                         DURA                         NON-
                                       OPERATING     GUARANTOR      GUARANTOR
                                         CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                      -----------  -------------  ------------    -------------  -------------
Revenues                               $ 248,155    $   195,988    $  246,501      $    (5,477)   $   685,167
Cost of sales                            215,184        166,306       206,655           (5,477)       582,668
                                      -----------  -------------  ------------    -------------  -------------
  Gross profit                            32,971         29,682        39,846               --        102,499
Selling, general and
 administrative expenses                  16,682          4,952        16,445               --         38,079
Amortization expense                       2,245          1,440         3,661               --          7,346
                                      -----------  -------------  ------------    -------------  -------------
  Operating income                        14,044         23,290        19,740               --         57,074
Interest expense, net                     15,560            872         7,291               --         23,723
                                      -----------  -------------  ------------    -------------  -------------
  Income before provision for
   income taxes, equity in
   earnings (losses) of
   subsidiaries and minority
   interest                               (1,516)        22,418        12,449               --         33,351
Provision for income taxes                  (539)         7,979         5,780               --         13,220
Equity in earnings (losses)
 of subsidiaries                         (17,257)            --          (824)          19,232          1,151
Minority interest-dividend on
 trust preferred securities, net             611             --            --               --            611
                                      -----------  -------------  ------------    -------------  -------------
  Income (loss) before
   extraordinary item                     15,669         14,439         7,493          (19,232)        18,369
Extraordinary item - loss on
 early extinguishment of
 debt, net                                    --             --        (2,700)              --         (2,700)
                                      -----------  -------------  ------------    -------------  -------------
  Net income (loss)                   $   15,669     $   14,439    $    4,793      $   (19,232)   $    15,669
                                      ===========  =============  ============    =============  =============

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
    CONSOLIDATING STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                         DURA                         NON-
                                       OPERATING     GUARANTOR      GUARANTOR
                                         CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                      -----------  -------------  ------------    -------------  -------------
Revenues                               $ 357,110    $   265,436    $  337,349      $   (10,027)   $   949,868
Cost of sales                            303,793        223,940       283,181          (10,027)       800,887
                                      -----------  -------------  ------------    -------------  -------------
  Gross profit                            53,317         41,496        54,168               --        148,981
Selling, general and
 administrative expenses                  24,716          6,881        23,379               --         54,976
Amortization expense                       2,993          2,551         5,045               --         10,589
                                      -----------  -------------  ------------    -------------  -------------
  Operating income                        25,608         32,064        25,744               --         83,416
Interest expense, net                     18,477          1,583        11,000               --         31,060
                                      -----------  -------------  ------------    -------------  -------------
  Income before provision for
   income taxes, equity in
   earnings (losses) of
   subsidiaries and minority
   interest                                7,131         30,481        14,744               --         52,356
Provision for income taxes                 2,540         10,851         7,540               --         20,931
Equity in earnings (losses)
 of subsidiaries                         (20,950)            --        (2,457)          25,900          2,493
Minority interest-dividend on
 trust preferred securities, net           1,222             --            --               --          1,222
                                      -----------  -------------  ------------    -------------  -------------
  Income (loss) before
   extraordinary item                     24,319         19,630         9,661          (25,900)        27,710

Extraordinary item - loss on
 early extinguishment of
 debt, net                                (2,011)            --        (3,391)              --         (5,402)
Cumulative effect of change in
  accounting, net                         (3,147)            --            --               --         (3,147)
                                      -----------  -------------  ------------    -------------  -------------
  Net income (loss)                    $  19,161    $    19,630    $    6,270      $   (25,900)   $    19,161
                                      ===========  =============  ============    =============  =============

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
 CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                 JUNE 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                         DURA                        NON-
                                       OPERATING     GUARANTOR    GUARANTOR
                                         CORP.       COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                      -----------  -------------  ------------  -------------  -------------
OPERATING ACTIVITIES:
 Net income (loss)                    $   19,161    $  19,630     $   6,270       $  (25,900)      $   19,161
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization          11,438        8,232        14,290               --           33,960
   Deferred income taxes                      --           --        (3,078)              --           (3,078)
   Equity in losses of affiliates        (20,950)          --        (2,457)          25,900            2,493
   Extraordinary loss on
    extinguishment of debt                 2,011           --         3,391               --            5,402
   Cumulative effect of change in
    accounting, net                        3,147           --            --               --            3,147
   Changes in other operating
    items                                 40,778      (43,258)      (55,251)              --          (57,731)
                                      ----------   ----------     ---------       ----------     ------------
 Net cash provided by (used for)
  operating activities                    55,585      (15,396)      (36,835)              --            3,354
                                      ----------   ----------     ---------       ----------     ------------
INVESTING ACTIVITIES:
 Acquisitions, net                      (225,265)          --      (170,262)              --         (395,527)
 Capital expenditures, net                (6,727)      (9,218)      (15,011)              --          (30,956)
  Other                                      572       (2,624)        2,052               --               --
     Net cash used for investing      ----------   ----------     ---------       ----------     ------------
      activities                        (231,420)     (11,842)     (183,221)              --         (426,483)
                                      ----------   ----------     ---------       ----------     ------------
FINANCING ACTIVITIES:
 Short-term borrowings, net                   --       (1,381)       (3,492)              --           (4,873)
 Long-term borrowings
  (repayments), net                      673,301           --      (148,480)              --          524,821
 Debt issuance costs                     (19,537)          --            --               --          (19,537)
 Debt financing (to)/from affiliates    (324,898)      28,314       296,584               --               --
 Proceeds from issuance of common
  stock and exercise of
  stock options                               --           --         1,379               --            1,379
     Net cash provided by             ----------   ----------     ---------       ----------     ------------
      financing activities               328,866       26,933       145,991               --          501,790
                                      ----------   ----------     ---------       ----------     ------------
EFFECT OF EXCHANGE
 RATE ON CASH                                 --           --        (7,565)              --           (7,565)
                                      -----------  ----------     ---------       ----------     ------------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                    153,031         (305)      (81,630)              --           71,096
CASH AND CASH
 EQUIVALENTS:
 Beginning of period                       1,247         (557)       19,854               --           20,544
                                      ----------   ----------     ---------       ----------     ------------
 End of period                        $  154,278    $    (862)    $ (61,776)      $       --       $   91,640
                                      ==========   ==========     =========       ==========     ============


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in Dura's Annual Report on Form 10-K for the period ended December 31, 1999.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS ENDED JUNE 30, 1999

Revenues -- Revenues were $707.7 million for the three months ended June 30, 2000 compared to $685.2 million for the comparable period of 1999. The increase in revenues is primarily the result of the full quarter impact of the operations of the Meritor seat track business acquired during the fourth quarter of 1999, partially offset by unfavorable exchange rate fluctuations primarily related to the devaluation of the Euro and U.K. pound.

Cost of Sales -- Cost of sales were $593.3 for the three months ended June 30, 2000 compared to $582.7 million for the comparable period of 1999. Cost of sales as a percentage of revenues for the three months ended June 30, 2000 was 83.8% compared to 85.0% for the comparable period of 1999. The corresponding increase in gross margin is due primarily to the implementation of Dura's restructuring plan and continued focus on cost reduction.

S, G & A Expenses -- Selling, general and administrative expenses were $43.6 million for the three months ended June 30, 2000 compared to $38.1 million for the comparable period of 1999. As a percentage of revenues, selling, general and administrative expenses were 6.2% for the three months ended June 30, 2000 compared to 5.6% for the comparable period of 1999. These increases are due primarily to incremental costs from the Meritor acquisition discussed above, ongoing consulting expenses for work performed by AT Kearney on web based sourcing and the Six-Sigma Black Belt cost reduction program.

Product Recall Charge -- In the second quarter of 2000, Dura settled two product recall issues through a cost sharing agreement with a significant customer. As a result of this agreement, Dura recorded a one-time pretax charge to operations of $16.0 million to cover amounts not previously reserved. The payments related to this charge will be made over a three-year period beginning in July of 2000. These recalls were announced in the first half of 1999 and involved concerns associated with Trident Automotive plc (Trident) speed control cables and a secondary hood latch. Dura acquired Trident in April of 1998.

Amortization Expense -- Amortization expense for the three months ended June 30, 2000 was $7.0 million compared to $7.3 million for the comparable period of 1999. The decrease is due to foreign exchange rate fluctuations.

Interest Expense -- Interest expense for the three months ended June 30, 2000 was $27.3 million compared to $23.7 million for the comparable period of 1999. The increase was due principally to borrowings incurred related to the Meritor acquisition discussed above.

Income Taxes -- The effective income tax rate was 40.0% for the three months ended June 30, 2000 and 39.6% for the comparable period of 1999. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 TO THE SIX MONTHS ENDED JUNE 30, 1999

Revenues -- Revenues were $1,390.5 million for the six months ended June 30, 2000 compared to $949.9 million for the comparable period of 1999. The increase in revenues is primarily the result of the impact of the operations of Excel, Adwest and the Meritor seat track business acquired during the first and fourth quarter of 1999, partially offset by unfavorable exchange rate fluctuations primarily related to the devaluation of the Euro and U.K. pound.

Cost of Sales -- Cost of sales were $1,166.9 million for the six months ended June 30, 2000 compared to $800.9 million for the comparable period of 1999. Cost of sales as a percentage of revenues for the six months ended June 30, 2000 was 83.9% compared to 84.3% for the comparable period of 1999. The corresponding increase in gross margin is due primarily to the implementation of Dura's restructuring plan and continued focus on cost reduction.

S, G & A Expenses -- Selling, general and administrative expenses were $87.6 million for the six months ended June 30, 2000 compared to $55.0 million for the comparable period of 1999. As a percentage of revenues, selling, general and administrative expenses were 6.3% for the six months ended June 30, 2000 compared to 5.8% for the comparable period of 1999. These increases are due primarily to incremental costs from the acquisitions discussed above, ongoing consulting expenses for work performed by AT Kearney on web based sourcing and the Six-Sigma Black Belt cost reduction program.

Product Recall Charge -- In the second quarter of 2000, Dura settled two product recall issues through a cost sharing agreement with a significant customer. As a result of this agreement, Dura recorded a one-time pretax charge to operations of $16.0 million to cover amounts not previously reserved. The payments related to this charge will be made over a three-year period beginning in July of 2000. These recalls were announced in the first half of 1999 and involved concerns associated with Trident speed control cables and a secondary hood latch. Dura acquired Trident in April of 1998.

Amortization Expense -- Amortization expense for the six months ended June 30, 2000 was $14.1 million compared to $10.6 million for the comparable period of 1999. The increase is due to additional goodwill amortization as a result of the acquisitions discussed above.

Interest Expense -- Interest expense for the six months ended June 30, 2000 was $55.3 million compared to $31.1 million for the comparable period of 1999. The increase is due principally to borrowings incurred related to the acquisitions of Excel, Adwest and Meritor during 1999.

Income Taxes -- The effective income tax rate was 40.5% for the six months ended June 30, 2000 and 40.0% for the comparable period of 1999. The effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisitions of Excel and Adwest in March 1999, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of June 30, 2000, rates on borrowings under the Credit Agreement ranged from 6.0% to 9.0%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of June 30, 2000. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of June 30, 2000, $205.0 million of borrowings were denominated in US dollars, $6.0 million of borrowings were denominated in Canadian dollars, $3.6 million of borrowings were denominated in Australian dollars and $18.0 million in British pound sterling.

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

During the first six months of 2000, Dura provided cash from operations of $92.6 million, compared to a $3.4 million in 1999. Cash generated from operations before changes in working capital items was $71.9 million for 2000 compared to $61.1 million for 1999. Working capital provided cash of $20.7 million in 2000 compared to a use of cash of $57.7 million in 1999. The increase in cash provided by working capital is primarily the result of the timing of cash receipts and cash payments.

Net cash used in investing activities was $78.4 million for the first six months of 2000 as compared to $426.5 million in 1999. Net capital expenditures totaled $58.6 million for the first six months of 2000 primarily for equipment and dedicated tooling purchases related to new or replacement programs with an additional $19.8 million used for acquisitions. This compares with net capital expenditures of $31.0 million in 1999 and $395.5 million spent primarily on the acquisitions of Excel and Adwest. The acquisitions made during the first six months of 2000 included the purchase of the Jack Division of Ausco Products, Inc. a supplier of mechanical jacks for the automotive industry and the purchase of additional ownership in Pollone S.A. Industria E Comercio (Brazil) and Bowden TSK (U.K.).

Net cash used for financing activities totaled $41.0 million for the first six months of 2000 compared with cash provided of $501.8 million in 1999. Approximately $39.6 million of cash was repaid through net borrowings.

At June 30, 2000, Dura had unused borrowing capacity of approximately $153.2 million under its most restrictive debt covenant. Dura believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2000 capital expenditures will approximate $100 million. Under present conditions, management does not believe access to funds will restrict its ability to pursue its acquisition strategy.

During 1999, Dura established the Deferred Income Leadership Stock Purchase Plan (the "Deferred Income Stock Plan"), which allows certain employees to defer receipt of all or a portion of their annual cash bonus. Dura makes a matching contribution of one-third of the employee's deferral. In accordance with the terms of the plan, the employee's deferral and Dura's matching contribution have been placed in a "Rabbi" trust, which invests solely in Dura's Class A common stock. This trust arrangement offers the employee a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. The assets of the trust remain subject to the creditors of Dura and are not the property of the employees; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock. During the first six months of 2000, Dura made Class A common stock repurchases of $1.7 million related to the Deferred Income Stock Plan.

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


MARKET RISK

Dura is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Dura does not enter into derivatives or other financial instruments for trading or speculative purposes. Dura enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and interest rates. The counterparties are major financial institutions.

Dura manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

FOREIGN CURRENCY TRANSACTIONS

A significant portion of Dura's revenues were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings:

         Other than as reported in Dura's 1999 Annual Report on Form 10-K under the caption "Legal Proceedings," Dura is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business.

         In the second quarter of 2000, Dura settled two product recall issues through a cost sharing agreement with a significant customer. As a result of this agreement, Dura recorded a one-time pretax charge to operations of $16.0 million to cover amounts not previously reserved. These recalls were announced in the first half of 1999 and involved concerns associated with Trident Automotive plc (Trident) speed control cables and a secondary hood latch. Dura acquired Trident in April of 1998.

Item 2.  Change in Securities:

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         The Annual Meeting of Stockholders of Dura Automotive Systems, Inc. was held on May 25, 2000. At the meeting, the following matters were submitted to a vote of the stockholders of Dura:

         1. The election of ten directors to serve for one year beginning at the 2000 annual stockholders' meeting and expiring at the 2001 annual stockholders' meeting. Each of the nominees Robert E. Brooker, Jr., Jack K. Edwards, James O. Futterknecht, Jr, S.A. Johnson, J. Richard Jones, John C. Jorgensen, William L. Orscheln, Eric J. Rosen, Karl F. Storrie and Ralph R. Whitney, Jr. were elected. Of the 47,303,544 votes, at least 46,050,679 votes granted authority to vote for these directors and no more than 1,252,865 abstaining votes were cast.

         2. The Deferred Income Leadership Stock Purchase Plan was approved by the stockholders by 40,440,905 votes.

         3. An amendment to the 1998 Stock Incentive Plan that would allow for annual increase in the number of shares of Class A Stock that may be issued was approved by 36,493,398 votes.

         4. The Director Deferred Stock Purchase Plan was approved by 41,852,136 votes.

         5. The ratification of the appointment of Arthur Andersen LLP to serve as Dura's independent public accountants for the year ending December 31, 2000 was approved by 46,029,241 votes.


Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DURA AUTOMOTIVE SYSTEMS, INC.


Date:  August 9, 2000                By /s/ William Ohrt
                                        ----------------
                                        William Ohrt
                                        Vice President, Chief Financial Officer
                                        (principal accounting and financial
                                        officer)

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule