Form 10-Q
period 2000-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2000-11-14
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from     to
                                                   ---    ---

                         Commission file number 0-21139

                          DURA AUTOMOTIVE SYSTEMS, INC.

             (Exact name of Registrant as specified in its charter)

         DELAWARE                                         38-3185711
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

            4508 IDS CENTER                                 55402
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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at October 31, 2000 was 14,338,439 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at October 31, 2000 was 3,320,303 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION                                                              PAGE NO.
         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Income for the Three Months
                    Ended September 30, 2000 and 1999 (unaudited)                                   3

                    Condensed Consolidated Statements of Income for the Nine Months
                    Ended September 30, 2000 and 1999 (unaudited)                                   4

                    Condensed Consolidated Balance Sheets at September 30, 2000
                    (unaudited) and December 31, 1999                                               5

                    Condensed Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 2000 and 1999 (unaudited)                                   6

                    Notes to Condensed Consolidated Financial Statements (unaudited)                7

         Item 2.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                  21



PART II       OTHER INFORMATION

         Item 1.    Legal Proceedings                                                              28



SIGNATURE                                                                                          29

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                  Three Months Ended September 30,
                                                              --------------------------------------
                                                                    2000                 1999
                                                              -----------------     ----------------
Revenues                                                      $     587,081         $      580,886
Cost of sales                                                       493,450                491,479
                                                              -----------------     ----------------
        Gross profit                                                 93,631                 89,407
Selling, general and administrative expenses                         41,406                 37,344
Amortization expense                                                  6,814                  6,632
                                                              -----------------     ----------------
        Operating income                                             45,411                 45,431
Interest expense, net                                                27,284                 24,449
                                                              -----------------     ----------------
        Income before provision for income taxes,
        equity in losses of affiliate and minority
        interests                                                    18,127                 20,982
Provision for income taxes                                            7,260                  8,664
Equity in losses of affiliate and minority
  interests                                                              --                    415
Minority interest - dividends on trust preferred
  securities, net                                                       612                    612
                                                              -----------------     ----------------
        Net income                                            $      10,255         $       11,291
                                                              =================     ================

Basic earnings per common share                               $        0.59         $         0.65
                                                              =================     ================

Diluted earnings per common share                             $        0.58         $         0.63
                                                              =================     ================

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                  Nine Months Ended September 30,
                                                              --------------------------------------
                                                                    2000                 1999
                                                              -----------------     ----------------
Revenues                                                      $   1,977,540         $   1,530,754
Cost of sales                                                     1,660,367             1,292,366
                                                              -----------------     ----------------
        Gross profit                                                317,173               238,388
Selling, general and administrative expenses                        128,971                92,320
Product recall charge                                                16,000                    --
Amortization expense                                                 20,885                17,221
                                                              -----------------     ----------------
        Operating income                                            151,317               128,847
Interest expense, net                                                82,553                55,509
                                                              -----------------     ----------------
        Income before provision for income taxes,
        equity in losses of affiliate and minority
        interests                                                    68,764                73,338
Provision for income taxes                                           27,781                29,595
Equity in losses of affiliate and minority
  interests                                                             914                 2,908
Minority interest - dividends on trust preferred
  securities, net                                                     1,834                 1,834
                                                              -----------------     ----------------
        Income before extraordinary item and
            accounting change                                        38,235                39,001
Extraordinary item - loss on early
  extinguishment of debt, net                                            --                (5,402)
Cumulative effect of change in accounting, net                           --                (3,147)
                                                              -----------------     ----------------
        Net income                                            $      38,235         $      30,452
                                                              =================     ================

Basic earnings per common share:
  Income before extraordinary item and
    accounting change                                         $        2.19         $        2.46
  Extraordinary item                                                     --                 (0.34)
  Cumulative effect of change in accounting                              --                 (0.20)
                                                              -----------------     ----------------
        Net income                                            $        2.19         $        1.92
                                                              =================     ================

Diluted earnings per common share:
  Income before extraordinary item and
    accounting change                                         $        2.13         $        2.35
  Extraordinary item                                                     --                 (0.31)
  Cumulative effect of change in accounting                              --                 (0.18)
                                                              -----------------     ----------------
        Net income                                            $        2.13         $        1.86
                                                              =================     ================

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                        September 30,          December 31,
                             Assets                                          2000                  1999
------------------------------------------------------------------     -----------------      ----------------
                                                                         (unaudited)
Current assets:
       Cash and cash equivalents                                       $        11,625       $         23,697
       Accounts receivable, net                                                453,998                478,542
       Inventories                                                             133,842                136,562
       Other current assets                                                    167,673                154,704
                                                                       -----------------      ----------------
             Total current assets                                              767,138                793,505
                                                                       -----------------      ----------------

Property, plant and equipment, net                                             500,344                500,894
Goodwill, net                                                                1,024,812              1,067,937
Deferred income taxes and other assets, net                                     72,791                 82,531
                                                                       -----------------      ----------------
                                                                       $     2,365,085        $     2,444,867
                                                                       =================      ================

            Liabilities and Stockholders' Investment
------------------------------------------------------------------

Current liabilities:
       Accounts payable                                                $       278,057        $       281,413
       Accrued liabilities                                                     254,621                296,431
       Current maturities of long-term debt                                     55,124                 52,712
                                                                       -----------------      ----------------
             Total current liabilities                                         587,802                630,556
                                                                       -----------------      ----------------

Long-term debt, net of current maturities                                      758,571                776,750
Subordinated notes                                                             387,840                401,560
Other noncurrent liabilities                                                   141,940                149,755

Mandatorily redeemable convertible trust preferred securities                   55,250                 55,250

Stockholders' investment:
       Common stock - Class A                                                      142                    141
       Common stock - Class B                                                       33                     33
       Additional paid-in capital                                              339,591                339,041
       Treasury stock                                                           (1,604)                    --
       Retained earnings                                                       146,507                108,272
       Accumulated other comprehensive loss -
         cumulative translation adjustment                                     (50,987)               (16,491)
                                                                       -----------------      ----------------
             Total stockholders' investment                                    433,682                430,996
                                                                       -----------------      ----------------
                                                                       $     2,365,085        $     2,444,867
                                                                       =================      ================

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                               Nine Months Ended September 30,
                                                                             ------------------------------------
                                                                                  2000                 1999
                                                                             ----------------     ---------------

OPERATING ACTIVITIES:
      Net income                                                             $      38,235        $      30,452
      Adjustments to reconcile net income to
        net cash provided by operating activities -
         Depreciation and amortization                                              66,067               55,915
         Deferred income taxes                                                      (1,868)              (1,974)
         Equity in losses of affiliates and minority interest                          914                2,908
         Extraordinary loss on extinguishment of debt                                   --                5,402
         Cumulative effect of change in accounting, net                                 --                3,147
         Changes in other operating items                                          (21,806)             (14,953)
                                                                             ----------------     ---------------

         Net cash provided by operating activities                                  81,542               80,897
                                                                             ----------------     ---------------

INVESTING ACTIVITIES:
      Capital expenditures, net                                                    (76,513)             (57,947)
      Acquisitions, net of cash acquired                                           (19,836)            (434,948)
                                                                             ----------------     ---------------

         Net cash used in investing activities                                     (96,349)            (492,895)
                                                                             ----------------     ---------------

FINANCING ACTIVITIES:
      Short-term borrowings (repayments), net                                        2,123               (4,094)
      Long-term debt borrowings (repayments), net                                   (3,986)             445,572
      Debt issuance costs                                                               --              (19,537)
      Common stock repurchases                                                      (1,604)                  --
      Proceeds from issuance of common stock and
        exercise of stock options                                                      551                3,745
                                                                             ----------------     ---------------

         Net cash provided by (used in) financing activities                        (2,916)             425,686
                                                                             ----------------     ---------------

EFFECT OF EXCHANGE RATE ON CASH                                                      5,651              (16,503)
                                                                             ----------------     ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (12,072)              (2,815)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                           23,697               20,544
                                                                             ----------------     ---------------

      End of period                                                          $      11,625        $      17,729
                                                                             ================     ===============

SUPPLEMENTAL DISCLOSURE:
      Cash paid for interest                                                 $      69,965        $      37,426
      Cash paid for income taxes                                             $       2,633        $      13,291

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

        Revenues and operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

        Certain prior period amounts have been reclassified to conform with the current period presentation.

2.       INVENTORIES

        Inventories consisted of the following (in thousands):

                                        September 30,           December 31,
                                             2000                   1999
                                       -----------------      -----------------
           Raw materials               $         72,103       $         85,609
           Work-in-process                       32,973                 21,162
           Finished goods                        28,766                 29,791
                                       -----------------      -----------------
                                       $        133,842       $        136,562
                                       =================      =================

3.       EARNINGS PER SHARE

        Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted earnings per share include (i) the effects of outstanding stock options and warrants using the treasury stock method and (ii) the conversion of the Preferred Securities, as follows (in thousands, except per share amounts):

                                                                  Three Months                Nine Months
                                                              Ended September 30,         Ended September 30,
                                                          ------------------------    -----------------------
                                                            2000          1999          2000         1999
                                                          ----------    ----------    ---------    ----------
     Net income                                           $   10,255    $  11,291     $  38,235    $  30,452
     Interest expense on mandatorily redeemable
       convertible preferred securities, net of tax              612          612         1,834        1,834
                                                          ----------    ----------    ---------    ----------
     Net income applicable to common
       stockholders - diluted                             $   10,867    $  11,903     $  40,069    $  32,286
                                                          ==========    ==========    =========    ==========

     Weighted average number of Class A
       common shares outstanding                              14,150       14,085        14,130       12,553
     Weighted average number of Class B
       common shares outstanding                               3,320        3,322         3,320        3,324
                                                          ----------    ----------    ---------    ----------
                                                              17,470       17,407        17,450       15,877
     Dilutive effect of outstanding stock options
       after application of the treasury stock method             13          123            14          114
     Dilutive effect of warrants                                  --          152           101          102
     Dilutive effect of mandatorily redeemable
       convertible preferred securities, assuming
       conversion                                              1,289        1,289         1,289        1,289
                                                          ----------    ----------    ---------    ----------
     Diluted shares outstanding                               18,772       18,971        18,854       17,382
                                                          ==========    ==========    =========    ==========

     Basic earnings per share                             $     0.59    $    0.65     $    2.19    $    1.92
                                                          ==========    ==========    =========    ==========

     Diluted earnings per share                           $     0.58    $    0.63     $    2.13    $    1.86
                                                          ==========    ==========    =========    ==========

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

5.       1999 FACILITY CONSOLIDATION CHARGE

        In the fourth quarter of 1999, Dura began to implement a comprehensive plan (the "Plan") to consolidate certain facilities designed to lower its cost structure and improve the long-term competitive position of Dura. As a result of the Plan, Dura recognized charges to operations of $16.2 million. Included in this charge are the costs associated with consolidating and eliminating certain facilities and associated lease obligations of $1.4 million; severance related to employee terminations of $13.2 million; and asset impairments of $1.6 million. Costs incurred and charged to the reserves as of September 30, 2000 amounted to $1.1 million related to lease and other closure costs, $4.9 million in severance and $1.6 million related to asset impairment. The Plan originally called for the termination of approximately 5 salaried plant management and 313 hourly plant manufacturing employees, of which 3 salaried and 51 hourly employees had been terminated as of September 30, 2000 (see note 12).

6.       FACILITY REORGANIZATION RELATED TO ACQUISITIONS

        Dura has implemented reorganization plans designed to integrate the operations of recent acquisitions. As of September 30, 2000, purchase liabilities recorded in conjunction with the acquisitions included approximately $36.2 million for costs associated with the shutdown and consolidation of certain acquired facilities and $25.6 million for severance and other related costs. Adjustments to the reserve recorded during the nine months ended September 30, 2000 included a net increase of $4.2 million for costs related to acquired facilities and a net reduction of $0.7 million in severance and other related costs. All adjustments were reflected as an adjustment to goodwill. Costs incurred and charged to the reserves during the nine months ended September 30, 2000 amounted to $13.0 million related to acquired facilities and $10.8 million in severance and other related costs.

7.       LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                  September 30,         December 31,
                                                                       2000                 1999
                                                                 -----------------    -----------------
                Credit Agreement:
                  Tranche A and B term loans                     $        521,279     $        550,521
                  Revolving credit facility                               262,953              208,751
                Other                                                      29,463               70,190
                                                                 -----------------    -----------------
                                                                          813,695              829,462
                Less - Current maturities                                 (55,124)             (52,712)
                                                                 -----------------    -----------------
                Total long-term debt                             $        758,571     $        776,750
                                                                 =================    =================

        In connection with the acquisitions of Adwest and Excel in March 1999, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of September 30, 2000, rates on borrowings under the Credit Agreement ranged from 6.3% to 9.0%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of September 30, 2000. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

         The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of September 30, 2000, $222.0 million of borrowings were denominated in US dollars, $6.0 million of borrowings were denominated in Canadian dollars, $3.3 million of borrowings were denominated in Australian dollars, and $31.7 million of borrowings were denominated in British pound sterling.

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

9.       COMPREHENSIVE INCOME

        Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Dura, comprehensive income represents net income adjusted for foreign currency translation adjustments. Comprehensive income for the periods is as follows (in thousands):

                                                         Three Months                  Nine Months
                                                      Ended September 30,          Ended September 30,
                                                  --------------------------    ---------------------------
                                                     2000           1999           2000           1999
                                                  -----------    -----------    -----------     -----------
Net income                                        $  10,255      $  11,291      $  38,235       $  30,452
Other comprehensive income:
   Foreign currency translation adjustment          (11,763)          (200)       (34,496)        (18,134)
                                                  -----------    -----------    -----------     -----------
Comprehensive income (loss)                       $  (1,508)     $  11,091      $   3,739       $  12,318
                                                  ===========    ===========    ===========     ===========

10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of derivative instruments as assets and liabilities, based on their fair value, and specifies certain methods for the recognition of related gains and losses. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133.

        Dura is in the process of implementing processes and procedures to quantify the impact of adopting these statements effective January 1, 2001. The effect of adopting these statements on Dura's financial position and results of operations during 2001 will depend in part on the fair value of derivatives held as of January 1, 2001 and future derivative transactions entered into. Currently, Dura does not anticipate the adoption to materially impact its results of operations.

11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION

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

11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                         DURA                           NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES     ELIMINATIONS     CONSOLIDATED
                                     ------------  --------------  -------------  --------------  ----------------
              Assets
Current assets:
 Cash and cash equivalents           $      2,574  $        1,143  $       7,908  $           --  $         11,625
 Accounts receivable, net                 199,246          44,240        210,512              --           453,998
 Inventories                               48,159          22,656         63,027              --           133,842
 Other current assets                      89,176          13,851         64,646              --           167,673
 Due from affiliates                       85,202          42,547         10,259        (138,008)               --
                                     ------------  --------------  -------------  --------------  ----------------
  Total current assets                    424,357         124,437        356,352        (138,008)          767,138
                                     ------------  --------------  -------------  --------------  ----------------
Property, plant and equipment,
 net                                      194,350          51,110        254,884              --           500,344
Investment in subsidiaries                490,556          27,558         49,593        (567,707)               --
Notes receivable from
  affiliates                              354,993         118,796         35,573        (509,362)               --
Goodwill, net                             477,897          60,974        485,941              --         1,024,812
Deferred income taxes and other
  assets, net                              15,903          15,568         41,320              --            72,791
                                     ------------  --------------  -------------  --------------  ----------------
                                     $  1,958,056  $      398,443  $   1,223,663  $   (1,215,077) $      2,365,085
                                     ============  ==============  =============  ==============  ================
   Liabilities and Stockholders'
            Investment
Current liabilities:
Accounts payable                     $    120,514  $       23,862  $     133,681  $           --  $        278,057
Accrued liabilities                       111,609          17,750        125,262              --           254,621
Current maturities of long-
 term debt                                 32,795              14         22,315              --            55,124
Due to affiliates                          45,936          29,997         62,075        (138,008)               --
                                     ------------  --------------  -------------  --------------  ----------------
    Total current liabilities             310,854          71,623        343,333        (138,008)          587,802
                                     ------------  --------------  -------------  --------------  ----------------
Long-term debt, net of
 current maturities                       677,823              --         80,748              --           758,571
Subordinated notes                        387,840              --             --              --           387,840
Other noncurrent liabilities               39,053          30,866         72,021              --           141,940
Notes payable to affiliates                 2,567          57,382        449,413        (509,362)               --
                                     ------------  --------------  -------------  --------------  ----------------
  Total liabilities                     1,418,137         159,871        945,515        (647,370)        1,876,153
                                     ------------  --------------  -------------  --------------  ----------------
Mandatorily redeemable
 convertible trust preferred
 securities                                55,250              --             --              --            55,250
Stockholders' investment:                 484,669         238,572        329,135        (567,707)          484,669
 Accumulated other compre-
  hensive loss - cumulative
  translation adjustment                       --              --        (50,987)             --           (50,987)
                                     ------------  --------------  -------------  --------------  ----------------
                                     $  1,958,056  $      398,443  $   1,223,663  $   (1,215,077) $      2,365,085
                                     ============  ==============  =============  ==============  ================

11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                          DURA                          NON-
                                        OPERATING      GUARANTOR      GUARANTOR
                                          CORP.        COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                       -----------    -----------    -----------   -------------- --------------
 Revenues                              $   270,735    $    87,332    $   241,769   $    (12,755)  $      587,081
 Cost of sales                             228,729         73,821        203,655        (12,755)         493,450
                                       -----------    -----------    -----------   -------------- --------------
   Gross profit                             42,006         13,511         38,114             --           93,631
 Selling, general and
   administrative expenses                  18,401          3,930         19,075             --           41,406
 Amortization expense                        3,292            566          2,956             --            6,814
                                       -----------    -----------    -----------   -------------- --------------
  Operating income                          20,313          9,015         16,083             --           45,411
 Interest expense, net                      16,630            669          9,985             --           27,284
                                       -----------    -----------    -----------   -------------- --------------
  Income (loss) before provision
    for income taxes, equity in
    earnings of affiliates
    and minority interest                    3,683          8,346          6,098             --           18,127
 Provision for income taxes                  1,955          2,595          2,710             --            7,260
 Minority interests and equity in
  earnings of affiliates, net               (9,139)            --         (1,383)        10,522               --
 Minority interest-dividends on
   trust preferred securities, net             612             --             --             --              612
                                       -----------    -----------    -----------   -------------  --------------
   Net income                          $    10,255    $     5,751    $     4,771   $    (10,522)  $       10,255
                                       ===========    ===========    ===========   =============  ==============


11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
 CONSOLIDATING STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                           DURA                         NON-
                                         OPERATING     GUARANTOR      GUARANTOR
                                            CORP.      COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                        -----------   -----------   ------------   -------------- --------------
 Revenues                                $ 926,918     $ 308,824     $ 780,604       $ (38,806)   $  1,977,540
 Cost of sales                             783,260       254,988       660,925         (38,806)      1,660,367
                                        -----------   -----------   ------------   -------------- --------------
   Gross profit                            143,658        53,836       119,679              --         317,173
 Selling, general and
   administrative expenses                  59,957        12,869        56,145              --         128,971
 Product recall charge                      16,000            --            --              --          16,000
 Amortization expense                        9,886         1,699         9,300              --          20,885
                                        -----------   -----------   ------------   -------------- --------------
  Operating income                          57,815        39,268        54,234              --         151,317
 Interest expense, net                      47,128         2,009        33,416              --          82,553
                                        -----------   -----------   ------------   -------------- --------------
  Income before provision for
    income taxes, equity in
    earnings of affiliates
    and minority interest                   10,687        37,259        20,818              --          68,764
 Provision for income taxes                  6,088        12,154         9,539              --          27,781
 Minority interests and equity in
  earnings (loses) of affiliates, net      (35,470)           --        (5,882)         42,266             914
 Minority interest-dividends on
   trust preferred securities, net           1,834            --            --              --           1,834
                                        -----------   -----------   ------------   -------------- --------------
   Net income                            $  38,235     $  25,105    $   17,161       $ (42,266)   $     38,235
                                        ===========   ===========   ============   ============== ==============

11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                         DURA                        NON-
                                       OPERATING     GUARANTOR    GUARANTOR
                                         CORP.       COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                       ---------    -----------  -----------   --------------  --------------
OPERATING ACTIVITIES:
 Net income (loss)                     $  38,235    $    25,105  $    17,161   $      (42,266) $       38,235
 Adjustments to reconcile net
   income (loss) to net cash
   provided by operating
   activities:
 Depreciation and amortization            29,284          6,789       29,994               --          66,067
 Deferred income taxes                        --             --       (1,868)              --          (1,868)
 Equity in losses of affiliates
   and minority interest                 (35,470)            --       (5,882)          42,266             914
 Changes in other operating
   items                                     747         (3,009)     (19,544)              --         (21,806)
                                       ---------    -----------  -----------   --------------  --------------
 Net cash provided by operating
  activities                              32,796         28,885       19,861               --          81,542
                                       ---------    -----------  -----------   --------------  --------------
INVESTING ACTIVITIES:
 Acquisitions, net of cash                    --         (9,190)     (10,646)              --         (19,836)
  Acquired
 Capital expenditures, net               (27,936)        (7,401)     (41,176)              --         (76,513)
                                       ---------    -----------  -----------   --------------  --------------
     Net cash used in investing
       activities                        (27,936)       (16,591)     (51,822)              --         (96,349)
                                       ---------    -----------  -----------   --------------  --------------
FINANCING ACTIVITIES:
 Short-term borrowings
  (repayments), net                       14,721           (318)     (12,280)              --           2,123
 Long-term borrowings
  (repayments), net                       16,086            (79)     (19,993)              --          (3,986)
 Debt financing (to)/from
   affiliates                            (19,587)       (10,468)      30,055               --              --
 Common stock repurchases                 (1,604)            --           --               --          (1,604)
 Proceeds from issuance of
  common stock and exercise
  of stock options                           551             --           --               --             551
                                       ---------    -----------  -----------   --------------  --------------
     Net cash provided by (used in)
     financing activities                 10,167        (10,865)      (2,218)              --          (2,916)
                                       ---------    -----------  -----------   --------------  --------------
EFFECT OF EXCHANGE
RATE ON CASH                             (13,720)            --       19,371               --           5,651
                                       ---------    -----------  -----------   --------------  --------------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                      1,307          1,429      (14,808)              --         (12,072)
CASH AND CASH
 EQUIVALENTS:
 Beginning of period                       1,267           (286)      22,716               --          23,697
                                       ---------    -----------  -----------   --------------  --------------
 End of period                         $   2,574    $     1,143  $     7,908   $           --  $       11,625
                                       =========    ===========  ===========   ==============  ==============

11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 1999
                             (AMOUNTS IN THOUSANDS)

                                         DURA                          NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES     ELIMINATIONS      CONSOLIDATED
                                     -------------  -------------  -------------  ---------------  ----------------
              Assets
Current assets:
 Cash and cash equivalents           $         277  $         704  $      22,716  $            --  $         23,697
 Accounts receivable, net                  161,403         94,542        222,597               --           478,542
 Inventories                                36,062         32,513         67,987               --           136,562
 Other current assets                       66,920         23,171         64,613               --           154,704
 Due from affiliates                       167,536        136,813         10,666         (315,015)               --
                                     -------------  -------------  -------------  ---------------  ----------------
  Total current assets                     432,198        287,743        388,579         (315,015)          793,505
                                     -------------  -------------  -------------  ---------------  ----------------
Property, plant and equipment,
 net                                       125,328        117,960        257,606               --           500,894
Investment in subsidiaries                 558,950         29,042         43,459         (631,451)               --
Notes receivable from
 affiliates                                450,669          3,466         36,557         (490,692)               --
Goodwill, net                              355,605        186,117        526,215               --         1,067,937
Deferred income taxes and other
  assets, net                               38,651         13,756         30,124               --            82,531
                                     -------------  -------------  -------------  ---------------  ----------------
                                     $   1,961,401  $     638,084  $   1,282,540  $    (1,437,158) $      2,444,867
                                     =============  =============  =============  ===============  ================
   Liabilities and Stockholders'
            Investment
Current liabilities:
Accounts payable                     $     102,983  $      37,324  $     141,106  $            --  $        281,413
Accrued liabilities                         93,727         51,379        151,325               --           296,431
Current maturities of long-
 term debt                                  16,247          2,159         34,306               --            52,712
Due to affiliates                          155,773        111,204         48,038         (315,015)               --
                                     -------------  -------------  -------------  ---------------  ----------------
    Total current liabilities              368,730        202,066        374,775         (315,015)          630,556
                                     -------------  -------------  -------------  ---------------  ----------------
Long-term debt, net of
 current maturities                        661,737             79        114,934               --           776,750
Subordinated notes                         401,560             --             --               --           401,560
Other noncurrent liabilities                26,637         55,467         67,651               --           149,755
Notes payable to affiliates                     --         36,565        454,127         (490,692)               --
                                     -------------  -------------  -------------  ---------------  ----------------
  Total liabilities                      1,458,664        294,177      1,011,487         (805,707)        1,958,621
                                     -------------  -------------  -------------  ---------------  ----------------
Mandatorily redeemable
 convertible trust preferred
 securities                                 55,250             --             --               --            55,250
Stockholders' investment:                  447,487        343,907        287,544         (631,451)          447,487
 Accumulated other compre-
  hensive loss - cumulative
  translation adjustment                        --             --        (16,491)              --           (16,491)
                                     -------------  -------------  -------------  ---------------  ----------------
                                     $   1,961,401  $     638,084  $   1,282,540  $    (1,437,158) $      2,444,867
                                     =============  =============  =============  ===============  ================

11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                         DURA                          NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES      ELIMINATIONS     CONSOLIDATED
                                     -------------  -------------  -------------  ---------------  ----------------
Revenues                             $     197,921  $     168,478  $     219,506  $        (5,019) $        580,886
Cost of sales                              165,192        144,029        187,277           (5,019)          491,479
                                     -------------  -------------  -------------  ---------------  ----------------
  Gross profit                              32,729         24,449         32,229               --            89,407
Selling, general and
 administrative expenses                    19,597          3,820         13,927               --            37,344
Amortization expense                         2,448          1,399          2,785               --             6,632
                                     -------------  -------------  -------------  ---------------  ----------------
  Operating income                          10,684         19,230         15,517               --            45,431
Interest expense, net                       14,970            770          8,709               --            24,449
                                     -------------  -------------  -------------  ---------------  ----------------
  Income before provision for
   income taxes, equity in
   earnings (losses) of affiliates
   and minority interest                    (4,286)        18,460          6,808               --            20,982
Provision (benefit) for income
  taxes                                     (1,520)         7,257          2,927               --             8,664
Minority interest and equity in
  earnings (losses) of affiliates,
  net                                      (14,669)            --             12           15,072               415
Minority interest-dividends on
 trust preferred securities, net               612             --             --               --               612
                                     -------------  -------------  -------------  ---------------  ----------------
  Net income (loss)                  $      11,291  $      11,203  $       3,869  $       (15,072) $         11,291
                                     =============  =============  =============  ===============  ================

11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
CONSOLIDATING STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                         DURA                          NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES      ELIMINATIONS     CONSOLIDATED
                                     -------------  -------------  -------------  ---------------  ----------------
Revenues                             $     555,031  $     433,914  $     556,855  $       (15,046) $      1,530,754
Cost of sales                              468,985        367,969        470,458          (15,046)        1,292,366
                                     -------------  -------------  -------------  ---------------  ----------------
  Gross profit                              86,046         65,945         86,397               --           238,388
Selling, general and
 administrative expenses                    44,313         10,701         37,306               --            92,320
Amortization expense                         5,441          3,950          7,830               --            17,221
                                     -------------  -------------  -------------  ---------------  ----------------
  Operating income                          36,292         51,294         41,261               --           128,847
Interest expense, net                       33,447          2,353         19,709               --            55,509
                                     -------------  -------------  -------------  ---------------  ----------------
  Income before provision for
   income taxes, equity in
   earnings (losses) of affiliates
   and minority interest                     2,845         48,941         21,552               --            73,338
Provision for income taxes                   1,020         18,108         10,467               --            29,595
Minority interest and equity in
  earnings (losses) of affiliates,
  net                                      (35,619)            --         (2,445)          40,972             2,908
Minority interest-dividends on
 trust preferred securities, net             1,834             --             --               --             1,834
                                     -------------  -------------  -------------  ---------------  ----------------
  Income (loss) before
   extraordinary item                       35,610         30,833         13,530          (40,972)           39,001
Extraordinary item - loss on
 early extinguishment of
 debt, net                                  (2,011)            --         (3,391)              --            (5,402)
Cumulative effect of change
  in accounting, net                        (3,147)            --             --               --            (3,147)
                                     -------------  -------------  -------------  ---------------  ----------------
  Net income (loss)                  $      30,452  $      30,833  $      10,139  $       (40,972) $         30,452
                                     =============  =============  =============  ===============  ================

11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
                             (AMOUNTS IN THOUSANDS)

                                         DURA                          NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES      ELIMINATIONS     CONSOLIDATED
                                     -------------  -------------  -------------  ---------------  ----------------
OPERATING ACTIVITIES:
 Net income (loss)                   $      30,452  $      30,833  $      10,139  $       (40,972) $         30,452
 Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in) operating
   activities:
   Depreciation and amortization            18,747         13,235         23,933               --            55,915
   Deferred income taxes                        --             --         (1,974)              --            (1,974)
   Equity in losses of affiliates          (39,138)            --          1,074           40,972             2,908
   Extraordinary loss on
    extinguishment of debt                   2,011             --          3,391               --             5,402
   Cumulative effect of change in
    accounting, net                          3,147             --             --               --             3,147
   Changes in other operating items         60,526        (38,008)       (37,471)              --           (14,953)
                                     -------------  -------------  -------------  ---------------  ----------------
 Net cash provided by (used in)
  operating activities                      75,745          6,060           (908)              --            80,897
                                     -------------  -------------  -------------  ---------------  ----------------
INVESTING ACTIVITIES:
 Acquisitions, net                        (225,265)            --       (209,683)              --          (434,948)
 Capital expenditures, net                  (7,486)       (15,942)       (34,519)              --           (57,947)
                                     -------------  -------------  -------------  ---------------  ----------------
    Net cash used for investing
     activities                           (232,751)       (15,942)      (244,202)              --          (492,895)
                                     -------------  -------------  -------------  ---------------  ----------------
FINANCING ACTIVITIES:
 Short-term borrowings
  (repayments), net                         (6,921)         1,085          1,742               --            (4,094)
 Long-term borrowings
  (repayments), net                        760,125         (9,760)      (304,793)              --           445,572
 Debt issuance costs                       (19,537)          --               --               --           (19,537)
 Debt financing (to)/from
 affiliates                               (359,509)        19,569        339,940               --                --
 Proceeds from issuance of common
  stock and exercise of stock
  options                                    3,745             --             --               --             3,745
                                     -------------  -------------  -------------  ---------------  ----------------
    Net cash provided by
     financing activities                  377,903         10,894         36,889               --           425,686
                                     -------------  -------------  -------------  ---------------  ----------------
EFFECT OF EXCHANGE
 RATE ON CASH                                   --             (5)       (16,498)              --           (16,503)
                                     -------------  -------------  -------------  ---------------  ----------------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                      220,897          1,007       (224,719)              --            (2,815)
CASH AND CASH
 EQUIVALENTS:
 Beginning of period                         1,247           (557)        19,854               --            20,544
                                     -------------  -------------  -------------  ---------------  ----------------
 End of period                       $     222,144  $         450  $    (204,865) $            --  $         17,729
                                     =============  =============  =============  ===============  ================

12.      SUBSEQUENT EVENT

         As a result of the reduced demand in the recreational vehicle industry and the utilization of available capacity within Dura's automotive operations resulting from Dura's focus on lean manufacturing, Dura has begun to take the following actions in the fourth quarter of 2000:

         - Discontinue manufacturing operations at two of its North American facilities and relocate production to other Dura facilities. The closures include the automotive and recreational vehicle component facility in Elkhart, Ind. and the automotive parking brake manufacturing facility in East Jordan, MI.

         - Combine the Driver Controls and Engineered Products divisions into a single division, Cockpit Systems. Additionally, Dura will reduce and consolidate certain support activities to achieve an appropriate level relative to remaining operations and future business requirements.

         - A previously planned European facility closure will no longer occur due to customer and capacity issues; however, we continue to study our European manufacturing capacity for additional cost reduction opportunities.

        These actions will result in a fourth quarter restructuring charge of $5.7 million and the reversal of a restructuring charge previously booked in the fourth quarter of 1999 of $7.6 million. The fourth quarter 2000 charge will require cash payments of approximately $5.3 million over the next twelve months combined with asset impairments of approximately $0.4 million.

        The decision to exit the two facilities will result in a reduction in the work force of approximately 50 salaried and 426 hourly employees. Additionally, in order to maintain the appropriate balance of support activities relative to business operations conducted by Dura including the consolidation of the two divisions into one, it will be necessary to rationalize these activities throughout the company. This action will result in an additional reduction of approximately 55 salaried employees. The restructuring actions are expected to be complete by the end of 2001.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in Dura's Annual Report on Form 10-K for the period ended December 31, 1999.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues -- Revenues were $587.1 million for the three months ended September 30, 2000 compared to $580.9 million for the comparable period of 1999. The increase in revenues is primarily the result of the full quarter impact of the operations of the Meritor seat track business acquired during the fourth quarter of 1999. Partially offsetting the Meritor seat track revenue was unfavorable exchange rate fluctuations primarily related to the devaluation of the Euro and U.K. pound, continued weakness in the recreational vehicle market and production cuts related to the Firestone tire recall.

Cost of Sales -- Cost of sales were $493.5 million for the three months ended September 30, 2000 compared to $491.5 million for the comparable period of 1999. Cost of sales as a percentage of revenues for the three months ended September 30, 2000 was 84.1% compared to 84.6% for the comparable period of 1999. The corresponding increase in gross margin is due primarily to the implementation of Dura's restructuring plan and continued focus on cost reduction.

S, G & A Expenses -- Selling, general and administrative expenses were $41.4 million for the three months ended September 30, 2000 compared to $37.3 million for the comparable period of 1999. As a percentage of revenues, selling, general and administrative expenses were 7.1% for the three months ended September 30, 2000 compared to 6.4% for the comparable period of 1999. These increases are due primarily to incremental costs from the Meritor seat track acquisition discussed above, ongoing consulting expenses for developing a web based sourcing program, the Six-Sigma Black Belt cost reduction program and a continued focus on research and development of new products.

Amortization Expense -- Amortization expense for the three months ended September 30, 2000 was $6.8 million compared to $6.6 million for the comparable period of 1999. The increase is primarily due to the Meritor seat track acquisition.

Interest Expense -- Interest expense for the three months ended September 30, 2000 was $27.3 million compared to $24.4 million for the comparable period of 1999. The increase was due principally to borrowings incurred related to the Meritor seat track acquisition.

Income Taxes -- The effective income tax rate was 40.1% for the three months ended September 30, 2000 and 41.3% for the comparable period of 1999. The effective rates differed from the statutory rates as a result of higher foreign tax rates, the effects of state taxes and non-deductible goodwill amortization.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues -- Revenues were $1,977.5 million for the nine months ended September 30, 2000 compared to $1,530.8 million for the comparable period of 1999. The increase in revenues is primarily the result of the impact of the operations of Excel, Adwest and the Meritor seat track business acquired during the first and fourth quarter of 1999. Partially offsetting the Excel, Adwest and Meritor seat track revenue was unfavorable exchange rate fluctuations primarily related to the devaluation of the Euro and U.K. pound, continued weakness in the recreational vehicle market and production cuts related to the Firestone tire recall.

Cost of Sales -- Cost of sales were $1,660.4 million for the nine months ended September 30, 2000 compared to $1,292.4 million for the comparable period of 1999. Cost of sales as a percentage of revenues for the nine months ended September 30, 2000 was 84.0% compared to 84.4% for the comparable period of 1999. The corresponding increase in gross margin is due primarily to the implementation of Dura's restructuring plan and continued focus on cost reduction.

S, G & A Expenses -- Selling, general and administrative expenses were $129.0 million for the nine months ended September 30, 2000 compared to $92.3 million for the comparable period of 1999. As a percentage of revenues, selling, general and administrative expenses were 6.5% for the nine months ended September 30, 2000 compared to 6.0% for the comparable period of 1999. These increases are due primarily to incremental costs from the acquisitions discussed above, ongoing consulting expenses for developing a web based sourcing program, the Six-Sigma Black Belt cost reduction program and a continued focus on research and development of new products.

Product Recall Charge -- In the second quarter of 2000, Dura settled two product recall issues through a cost sharing agreement with a significant customer. As a result of this agreement, Dura recorded a one-time pretax charge to operations of $16.0 million to cover amounts not previously reserved. The payments related to this charge will be made over a three-year period and have begun in July of 2000. These recalls were announced in the first half of 1999 and involved concerns associated with Trident speed control cables and a secondary hood latch. Dura acquired Trident in April of 1998.

Amortization Expense -- Amortization expense for the nine months ended September 30, 2000 was $20.9 million compared to $17.2 million for the comparable period of 1999. The increase is due to additional goodwill amortization as a result of the acquisitions discussed above.

Interest Expense -- Interest expense for the nine months ended September 30, 2000 was $82.6 million compared to $55.5 million for the comparable period of 1999. The increase is due principally to borrowings incurred related to the acquisitions of Excel, Adwest and Meritor during 1999.

Income Taxes -- The effective income tax rate was 40.4% for the nine months ended September 30, 2000 and 40.4% for the comparable period of 1999. The effective rates differed from the statutory rates as a result of higher foreign tax rates, the effects of state taxes and non-deductible goodwill amortization.

SUBSEQUENT EVENT

As a result of the reduced demand in the recreational vehicle industry and the utilization of available capacity within Dura's automotive operations resulting from Dura's focus on lean manufacturing, Dura has begun to take the following actions in the fourth quarter of 2000:

         - Discontinue manufacturing operations at two of its North American facilities and relocate production to other Dura facilities. The closures include the automotive and recreational vehicle component facility in Elkhart, Ind. and the automotive parking brake manufacturing facility in East Jordan, MI.

         - Combine the Driver Controls and Engineered Products divisions into a single division, Cockpit Systems. Additionally, Dura will reduce and consolidate certain support activities to achieve an appropriate level relative to remaining operations and future business requirements.

         - A previously planned European facility closure will no longer occur due to customer and capacity issues; however, we continue to study our European manufacturing capacity for additional cost reduction opportunities.

These actions will result in a fourth quarter restructuring charge of $5.7 million and the reversal of a restructuring charge previously booked in the fourth quarter of 1999 of $7.6 million. The fourth quarter 2000 charge will require cash payments of approximately $5.3 million over the next twelve months combined with asset impairments of approximately $0.4 million. We expect that the cash costs of these actions will be recovered within approximately one year.


The decision to exit the two facilities will result in a reduction in the work force of approximately 50 salaried and 426 hourly employees. Additionally, in order to maintain the appropriate balance of support activities relative to business operations conducted by Dura including the consolidation of the two divisions into one, it will be necessary to rationalize these activities throughout the company. This action will result in an additional reduction of approximately 55 salaried employees. The restructuring actions are expected to be complete by the end of 2001.

LIQUIDITY AND CAPITAL RESOURCES

In connection with the acquisitions of Excel and Adwest in March 1999, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of September 30, 2000, rates on borrowings under the Credit Agreement ranged from 6.3% to 9.0%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of September 30, 2000. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of September 30, 2000, $222.0 million of borrowings were denominated in US dollars, $6.0 million of borrowings were denominated in Canadian dollars, $3.3 million of borrowings were denominated in Australian dollars and $31.7 million of borrowings were denominated in British pound sterling.

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

During the first nine months of 2000, Dura provided cash from operations of $81.5 million, compared to a $80.9 million in 1999. Cash generated from operations before changes in working capital items was $59.7 million for 2000 compared to $65.9 million for 1999. Working capital resulted in a use of cash of $21.8 million in 2000 compared to a use of cash of $15.0 million in 1999. The increase in cash used by working capital is primarily the result of the timing of cash receipts and cash payments.

Net cash used in investing activities was $96.3 million for the first nine months of 2000 as compared to $492.9 million in 1999. Net capital expenditures totaled $76.5 million for the first nine months of 2000 primarily for equipment and dedicated tooling purchases related to new and replacement programs with an additional $19.8 million used for acquisitions. This compares with net capital expenditures of $57.9 million in 1999 and $434.9 million spent primarily on the acquisitions of Excel and Adwest. The acquisitions made during the first nine months of 2000 included the purchase of the Jack Division of Ausco Products, Inc. a supplier of mechanical jacks for the automotive industry and the purchase of additional ownership in Pollone S.A. Industria E Comercio (Brazil) and Bowden TSK (U.K.).

Net cash used for financing activities totaled $2.9 million for the first nine months of 2000 compared with cash provided of $425.7 million in 1999. Approximately $1.9 million of cash was repaid through net borrowings.

At September 30, 2000, Dura had unused borrowing capacity of approximately $124.8 million under its most restrictive debt covenant. Dura believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2000 capital expenditures will approximate $100 million.

During 1999, Dura established the Deferred Income Leadership Stock Purchase Plan (the "Deferred Income Stock Plan"), which allows certain employees to defer receipt of all or a portion of their annual cash bonus. Dura makes a matching contribution of one-third of the employee's deferral. In accordance with the terms of the plan, the employee's deferral and Dura's matching contribution have been placed in a "Rabbi" trust, which invests solely in Dura's Class A common stock. This trust arrangement offers the employee a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. The assets of the trust remain subject to the creditors of Dura and are not the property of the employees; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock. During the first nine months of 2000, Dura made net Class A common stock repurchases of $1.6 million related to the Deferred Income Stock Plan.

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

ACCOUNTING POLICIES

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of derivative instruments as assets and liabilities, based on their fair value, and specifies certain methods for the recognition of related gains and losses. In June 2000, the FASB issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133.

        Dura is in the process of implementing processes and procedures to quantify the impact of adopting these statements effective January 1, 2001. The effect of adopting these statements on Dura's financial position and results of operations during 2001 will depend in part on the fair value of derivatives held as of January 1, 2001 and future derivative transactions entered into. Currently, Dura does not anticipate the adoption to materially impact its results of operations.

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

                                  DURA AUTOMOTIVE SYSTEMS, INC.


Date:  November 14, 2000          By /s/ William Ohrt
                                     ----------------
                                     William Ohrt
                                     Vice President, Chief Financial Officer
                                     (principal accounting and financial
                                     officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.              Description
-----------              -----------
   27                    Financial Data Schedule