Form 10-K405
period 2000-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2001-04-02
CIK 1016177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED:                      COMMISSION FILE NUMBER:
              DECEMBER 31, 2000                                   0-21139

                            ------------------------

                         DURA AUTOMOTIVE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                      38-3185711
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
               4508 IDS CENTER
            MINNEAPOLIS, MINNESOTA                                 55402
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 342-2311

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 1, 2001, 14,359,754 shares of Class A Common Stock of the Registrant were outstanding and the aggregate market value of the Class A Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding shares owned beneficially by affiliates, was approximately $113,331,000. In addition, 3,312,354 shares of Class B Common Stock of the Registrant were outstanding at March 1, 2001.

     Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 22, 2001 (the "2001 Proxy Statement").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DURA AUTOMOTIVE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................   15
  Item 3.   Legal Proceedings...........................................   16
  Item 4.   Submission of Matters to a Vote of Security Holders.........   19

PART II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   19
  Item 6.   Selected Financial Data.....................................   19
  Item 7.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition..........................   20
  Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...   25
  Item 8.   Financial Statements and Supplementary Data.................   25
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   59

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   59
  Item 11.  Executive Compensation......................................   61
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   61
  Item 13.  Certain Relationships and Related Transactions..............   61

PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   61

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

  General

     Dura Automotive Systems, Inc. and its subsidiaries (collectively referred to as "Dura") is the world's largest independent designer and manufacturer of cockpit sub-systems for the global automotive industry. Dura is also a leading global supplier of door modules, glass systems, seat mechanisms and structures, and engineered assemblies. Dura's products include:

     - cockpit sub-systems -- light duty and heavy duty automotive cables, transmission gear shifter systems (manual and automatic), electronic & traditional park brake systems, adjustable and traditional pedal systems, electronic throttle controls, steering columns and components, cross car beams;

     - seat mechanisms -- 2, 4, 6 & 8-way power and manual seat adjusters, complete seat structures, seat recliner assemblies;

     - engineered assemblies -- underbody spare tire carriers, jacks and stowage systems, hood & tailgate latch systems, hood/deck and door hinges, engine control products, injection molded plastic products, thixomolded magnesium components;

     - glass systems -- glass encapsulated windows, manual and power backlite assemblies, roof & side trim, 1, 2 or 3-sided glass modules, liftgate modules, drop-door glass, hidden hardware glass, integrated greenhouse systems;

     - door modules -- door hardware modules, aluminum and steel body-in-white door structures, side impact beams, power and manual window lift systems, anti-pinch window systems;

     - mobile products -- components and systems for the recreational vehicle market including: water heaters, heating systems, cooking appliances, window systems, seating and doors, and other hardware.

     Dura sells its products to every major North American, Japanese and European automotive Original Equipment Manufacturers ("OEMs"). Dura has 77 manufacturing and product development facilities located in the United States, Australia, Brazil, Canada, Czech Republic, France, Germany, Mexico, Portugal, Spain and the United Kingdom. Dura also has a presence in India, Japan and China through alliances, joint ventures or technical licenses.

     The automotive components supply industry is undergoing significant consolidation and globalization as OEMs continue to reduce their supplier base. In order to lower costs and improve quality, OEMs are awarding sole-source contracts to full-service suppliers who are able to supply larger portions of a vehicle on a global basis. OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are seeking suppliers capable of providing complete systems and modules rather than suppliers who only provide separate component parts. In addition, they require suppliers to have the capability to design and manufacture their products in multiple geographic markets.

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

     Dura's revenues have increased from $129.3 million in 1993 to $2.6 billion in 2000, representing a compound annual growth rate of approximately 54%. Over this same period, Dura's operating income margin has improved from 2.8% of revenues to 7.1% of revenues. This is the result of Dura's aggressive acquisition strategy, organic growth and disciplined manufacturing efficiency and productivity initiatives related to both existing and acquired operations.

     Approximately 68% of Dura's 2000 revenues were generated from sales to North American OEMs with its major customers being Ford, GM, DaimlerChrysler, Toyota, Honda and Nissan. Dura manufactures products for many of the most popular car, light truck and sport utility models, including all of the top ten selling vehicles in North America in 2000: Ford Focus, Taurus, Explorer, Ranger and F-Series pickup, the Silverado/Sierra GM pickup, the Dodge Ram pickup, the Honda Accord and Civic, and the Toyota Camry. Approximately 30% of Dura's 2000 revenues were generated from sales to European OEMs including Volkswagen, Mercedes, PSA (Peugeot and Citroen), BMW and Renault. Dura is generally the sole supplier of the parts it sells to OEMs and will continue to supply parts for the life of the model, which usually ranges from three to seven years.

  Industry Trends

     Dura's performance and growth is directly related to certain trends within the automotive market. The consolidation of the component supply industry includes the growth of system sourcing and the increase in global sourcing.

     Supplier Consolidation. During the 1990s and continuing into 2000, OEMs have continued to reduce their supplier base, awarding sole-source contracts to full-service suppliers. As a result, OEMs currently work with a smaller number of suppliers each of which supplies a greater proportion of the total vehicle. These requirements can best be met by suppliers with sufficient size, geographic scope and financial resources. This environment provides an opportunity to grow by obtaining business previously provided by other non full-service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, facilities and overall management. Suppliers that obtain superior ratings are considered for new business. Although these supplier policies have already resulted in significant consolidation of component suppliers in certain segments, Dura believes that opportunities exist for further consolidation within its segment. This is particularly true in Europe, which has many suppliers with relatively small market shares.

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

     Module Sourcing of Interior Products. As OEMs continually seek to reduce their costs and asset base, they are increasingly relying on suppliers to produce integrated modules. Modules, which differ from systems, are sub-assemblies at a specific location in the vehicle that incorporates components from various functional systems and are supplied to the OEM already assembled. A system refers to a specific function within the vehicle that incorporates components, which may be dispersed throughout the vehicle. Interior modules or complete interiors can include the cockpit, seats, doors, door trim, overhead, electronics and other components which represent a $130 to $140 billion annual global market.

     While current OEM purchasing strategies do not allow for single outsourcing of interior mechanical assemblies, Dura believes that the trend toward module outsourcing will change this environment. As a result, the buying power of emerging interior suppliers will increase rapidly as sourcing responsibility is delegated through modular outsourcing. This anticipated change in outsourcing strategies will present Dura with significant opportunities to provide "one stop shopping" of complete interior mechanisms.

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

     Dura has over 40 manufacturing facilities outside the United States, including locations in Australia, Brazil, Canada, Czech Republic, France, Germany, Mexico, Portugal, Spain and the United Kingdom. In addition, Dura has formed strategic alliances, which range from investments in other manufacturers to informal understandings, which are designed to provide Dura access to new customers and geographic markets including India, Japan, and China, and also the capability of offering complementary products. Dura also has a co-located design and development philosophy, which allows individual plant locations to optimize product designs to coincide with Dura manufacturing processes. In support of this philosophy, Dura has technical design and development capabilities on-site at 30 locations globally. Dura has also relocated technical personnel resources to locations in which OEMs will develop "world cars." By participating in the design of these vehicles and through implementation of manufacturing processes near the point of use, Dura believes it can continue to expand on its international presence.

  Business Strategy

     Dura's primary business objective is to capitalize on the consolidation, globalization and system sourcing trends in the automotive supply industry in order to be the leading provider of the systems it supplies to OEMs worldwide. The key elements of Dura's operating and growth strategies are as follows:

OPERATING STRATEGY

     Continuous Operational Improvements. Dura continuously implements strategic initiatives designed to improve product quality and reduce manufacturing costs through the introduction of cellular manufacturing methods, consolidation of manufacturing facilities, improvement in inventory management and the reduction of waste. Manufacturing flexibility enables Dura's facilities to produce systems in a cost-effective manner and strengthens Dura's ability to meet the just-in-time and in-line sequence delivery schedules of many of its customers. Dura utilizes a common set of key metrics used to measure actual performance in comparison to standards and goals.

     Capitalize on Opportunities for Operating Synergies. Dura's acquisitions typically provide it with a number of opportunities to reduce costs and improve operational efficiency. For example, the similarity of the manufacturing processes and technical capabilities of Dura, Excel and Adwest has resulted in significant cost savings and operating synergies. Immediately following the execution of acquisition agreements, Dura establishes cross-functional teams which identify synergies expected to be realized from consolidation of the design, engineering and administrative functions, plant restructuring and realignment and coordination of raw material purchases. The cross-functional teams formulate an overall integration plan.

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

GROWTH STRATEGY

     Focus on Systems. OEMs are increasingly seeking suppliers capable of providing complete systems rather than suppliers who only provide separate component parts. A key element of Dura's growth strategy has been to add to its ability to provide complete systems to its OEM customers. Dura's past acquisitions have significantly enhanced its ability to provide transmission shifter systems and parking brake systems on a global basis and expanded its product offerings by adding new product systems including window, door, and seat systems.

     Increase Platform and Customer Penetration. A key element of Dura's strategy is to increase volume by adding new customers and to strengthen its existing customer relationships by broadening its range of products through internal development efforts and fill-in acquisitions. Dura's past acquisitions have expanded its relationships with the North American and European OEMs. Dura has also obtained significant firm orders on a number of new platforms for the years 2001 through 2003 for incremental new business in North America and Europe. Dura believes that its geographic diversity and product depth strengthen its ability to pursue new vehicle platform contracts in the future.

     Extend Global Manufacturing Reach. In 2000, over 70% of total worldwide passenger vehicle production occurred outside North America. To meet OEMs' increasing preference for suppliers with global capabilities, Dura has expanded its manufacturing operations into new geographic markets through strategic acquisitions and alliances. Consistent with this strategy, the following acquisitions have enhanced Dura's ability to serve its customers globally: VOFA Group (Germany, Spain), REOM Industries (Aust) Pty Ltd. (Australia), Trident Automotive plc (Brazil, Canada, France, Germany, U.K.), Pollone, S.A. (Brazil), Excel Industries, Inc. (Czech Republic, Germany, Mexico, Portugal, Spain, U.K.), Adwest Automotive plc (France, Germany, India, Spain, U.K.), Metallifacture Limited (U.K.) and Reiche GmbH & Co. KG Automotive Components (Germany). In addition, this strategy has provided Dura the capability to design, develop and produce components and systems for the growing market of global platforms or world cars. Dura has either been awarded or is currently developing products for several global platforms such as the next Ford Focus, GM Epsilon, Opel/Fiat Gamma, etc. Increased international sales will also allow Dura to mitigate the effects of cyclical downturns in a given geographic region and further diversify its OEM customer base.

     Pursue Strategic Acquisitions and Alliances. Dura competes in six product categories worldwide: cockpit sub-systems, seat mechanisms, engineered assemblies, glass systems, door modules and mobile products. Dura believes the North American and European market for these products is approximately $25 to $30 billion in size and is also highly fragmented, which provides numerous potential opportunities. Dura's management has substantial experience in completing and integrating acquisitions within the automobile parts industry and believes that this experience will help it select and pursue acquisition and alliance opportunities that meet Dura's criteria of: (1) providing additional and complementary product, manufacturing and technical capabilities; (2) broadening its geographic coverage and strengthening its ability to supply products on a global basis; (3) increasing both the number of models for which Dura supplies products and the content level on existing models; and (4) increasing Dura's customer penetration.

COMPANY HISTORY

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

     Since the completion of the acquisition of the Brake and Cable Business, Dura has successfully completed the following strategic acquisitions and joint venture:

     - In August 1996, Dura formed a joint venture with Excel Industries, Inc. ("Excel") to participate equally in the acquisition of a 25.5% interest in Pollone S.A. ("Pollone"), a manufacturer of automotive components and mechanical assemblies headquartered in Sao Paulo, Brazil, for $5 million in total. The joint venture also loaned Pollone an additional $10.5 million pursuant to notes which were convertible into equity of Pollone at the joint venture's option. In January 1998, the joint venture increased its interest in Pollone to 51.0% through the conversion of certain of these notes. As a result of Dura's March 1999 acquisition of Excel, Dura began consolidating Pollone's financial results. In January 2000, Dura acquired the remaining ownership interest in Pollone. This investment provided Dura with a manufacturing presence in South America.

     - In October 1996, Dura acquired the parking brake business of Rockwell Light Vehicle Systems France S.A. for approximately $3.8 million. The parking brake business, which was operated from a facility in Cluses, France, added a manufacturing presence in Europe and PSA (Peugeot and Citroen) and Renault as customers.

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

     - In December 1997, Dura purchased approximately 19% of the outstanding common stock of Thixotech Inc. ("Thixotech") for approximately $0.5 million. Dura also loaned Thixotech an additional $2.8 million pursuant to notes which were convertible into additional common stock of Thixotech at Dura's option. During 1998 and 1999, Dura purchased approximately $4.2 million of 5% convertible preferred stock of Thixotech. In addition, Dura guaranteed approximately $1.5 million of Thixotech capital lease financing. In January 2000, Dura exercised its conversion rights under the notes discussed above, becoming the majority owner of Thixotech.

     - In December 1997, Dura acquired REOM Industries ("REOM"), an Australian designer and manufacturer of jacks and parking brakes, for approximately $3.7 million. The acquisition added market penetration in parking brakes, a new product (jacks) and established a presence in the Pacific Rim.

     - In March 1998, Dura acquired Universal Tool and Stamping Co., Inc., a manufacturer of jacks for the North American automotive industry, for approximately $19.5 million. Universal had 1997 revenues of approximately $37.0 million. Universal's customers include General Motors, Ford and Honda. The acquisition provided Dura with a market presence for jacks in North America and added Honda as a significant new customer.

     - In April 1998, Dura acquired all of the outstanding equity interests of Trident Automotive plc ("Trident"). Trident had revenues of approximately $300 million in 1997, of which 69% was derived from sales of cable assemblies, principally to the automotive OEM market, and the balance from door handle assemblies, lighting and other products. Approximately 68% of Trident's revenues were generated in North America, 27% in Europe and the remainder in Latin America. Trident had manufacturing and technical facilities in Michigan, Tennessee, Arkansas, Canada, the United Kingdom, Germany, France and Brazil. Pursuant to the terms of the agreement, Dura acquired all of the outstanding equity interests of Trident for total consideration of $93.2 million in cash. In addition,

       Dura assumed $75.0 million of Trident's outstanding 10% Senior Subordinated Notes due 2005. Dura also repaid Trident's outstanding senior indebtedness of approximately $53.0 million.

     - In August 1998, Dura acquired the hinge business from Tower Automotive, Inc. ("Hinge Business") for approximately $37.3 million. The Hinge Business had annual revenues of approximately $50.0 million and manufactures automotive hood and deck lid hinges.

     - In March 1999, Dura acquired Excel for approximately $155.5 million in cash, 4.9 million shares of Dura Class A Common Stock and the assumption of $164.3 million in indebtedness. Excel designs and manufactures window, door and seating systems for the automotive, recreational vehicle, heavy truck and mass transit markets and appliances and hardware for the recreational vehicle market. Excel also manufactures decorative trim for the automotive market and complex injection molded parts for the consumer and industrial markets. Revenues for 1998 were approximately $1.1 billion. The acquisition of Excel provided Dura with new, value-added product lines and strengthened Dura's relationship with important customers such as Ford, DaimlerChrysler, Volkswagen and BMW.

     - In March 1999, Dura acquired Adwest Automotive plc ("Adwest"), for $213.9 million in cash and the assumption of $106.1 million in indebtedness. Adwest designs and manufactures driver control mechanisms, engine control products and automotive cable primarily for the European automotive market and had annual revenues of $400 million. The acquisition of Adwest provided Dura with substantial driver control mechanism design and production capability in Europe and broadened Dura's dealings with customers such as Volkswagen, BMW, Ford, GM, Peugeot and Renault.

     - In June 1999, Dura acquired Metallifacture Limited ("Metallifacture") from Bullough plc. Metallifacture, located in Nottingham, England, is a manufacturer of jacks and tire carriers for the European automotive industry. It had revenues of approximately $25 million and its major customers include Ford, General Motors, Rover, Nissan and Volkswagen.

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

     - In January 2000, Dura purchased the Jack Division of Ausco Products, Inc. ("Ausco") for total cash consideration of $9 million. Ausco, with operations in Benton Harbor, Michigan, produces automotive jacks primarily for North American OEMs and has revenues of approximately $13 million.

     - In June 2000, Dura increased its ownership interest in a previously majority owned subsidiary by acquiring the remaining outstanding interests in Bowden TSK ("Bowden"). Bowden, located in the U.K., produces automotive cables for European OEMs.

     - In November 2000, Dura acquired Reiche GmbH & Co. KG Automotive Components ("Reiche"), a manufacturer of steering columns for total consideration of $20 million. Reiche, located in Germany, manufactures steering columns and steering column components for European and North American OEMs.

  Products

     Dura is the world's largest independent designer and manufacturer of cockpit sub-systems for the global automotive industry. Dura is also a leading global supplier of door modules, glass systems, seat mechanisms and engineered assemblies.

     Although a portion of Dura's products are sold directly to OEMs as finished components, Dura uses most of its products to produce "systems" or "subsystems," which are groups of component parts located throughout the vehicle which operate together to provide a specific vehicle function. Systems currently produced by Dura include glass, door, pedal, park brake, transmission shift, seat adjusting, latch, and engine control.

     A brief summary of each of Dura's principal product categories is set forth below:

PRODUCT CATEGORY                                            DESCRIPTION
----------------                                            -----------
Cockpit Sub-Systems..................  Light duty and heavy duty automotive cables, transmission gear shifter systems (manual and
                                       automatic), electronic & traditional park brake
                                       systems, adjustable and traditional pedal systems,
                                       electronic throttle controls, steering columns and
                                       components, cross car beams
Seating Mechanisms...................  2, 4, 6 & 8-way power and manual seat adjusters, complete seat structures, seat recliner assemblies
Engineered Assemblies................  Underbody spare tire carriers, jacks and stowage systems, hood & deck hinges, door & liftgate hinges,
                                       hood and tailgate latch systems, injection molded
                                       plastic products, thixomolded magnesium components,
                                       and engine control products (engine thermostats,
                                       radiator caps and fuel caps)
Glass Systems........................  Various types of automotive glass such as side quarter, vent, and rear windows, drop/door glass,
                                       manual and power backlite for pickup trucks, hidden
                                       hardware glass, liftgate modules, roof and side trim
Door Modules.........................  Door hardware modules, door frames and components, body-in-white door structures, side impact beams,
                                       window lift systems, and other related components
Mobile Products......................  Recreational vehicle appliances (water heaters, furnaces, stoves and ranges), seat frames and
                                       mechanisms, door assemblies, window systems and other
                                       hardware

     The following table sets forth the approximate composition by product category of Dura's revenues for the last three fiscal years:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              --------------------
PRODUCT CATEGORY                                              2000    1999    1998
----------------                                              ----    ----    ----
Cockpit Sub-Systems.........................................   35%     43%     73%
Seating Mechanisms..........................................   13%      6%     --
Engineered Assemblies.......................................   13%     13%     27%
Glass Systems...............................................   14%     13%     --
Door Modules................................................   19%     19%     --
Mobile Products.............................................    6%      6%     --
                                                              ---     ---     ---
     Total..................................................  100%    100%    100%
                                                              ===     ===     ===

CUSTOMERS AND MARKETING

     The North American automotive market is dominated by GM, Ford and DaimlerChrysler, with Japanese and foreign manufacturers accounting for approximately 23% of the market in 2000. In North America, Dura supplies its products primarily to Ford, GM, DaimlerChrysler and Toyota. As a result of past acquisitions, Dura has further expanded its global presence and has added new customers and increased penetration into certain existing customers such as Volkswagen and BMW. Dura also sells certain of its automotive products to other Tier 1 suppliers, such as Lear Corporation and Johnson Controls Inc.

     In 2000, approximately 70% of total worldwide light vehicle production occurred outside of North America. Dura derives a significant amount of its revenues from sales to OEMs located outside of North America. Set forth below is a summary of Dura's sales by geographic region for 2000, 1999 and 1998:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
REGION                                                        2000      1999      1998
------                                                        -----     -----     -----
North America...............................................    68%       68%       77%
Europe......................................................    30%       31%       20%
Other.......................................................     2%        1%        3%
                                                               ---       ---       ---
     Total..................................................   100%      100%      100%
                                                               ===       ===       ===

     The following is a summary of the significant customers of Dura for each of the last three fiscal years:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
CUSTOMER                                                      2000      1999      1998
--------                                                      -----     -----     -----
Ford/Jaguar.................................................    26%       26%       36%
GM..........................................................    13%       15%       23%
DaimlerChrysler.............................................    10%       11%       15%
Lear........................................................    10%        3%       --
Volkswagen..................................................     7%        7%        4%
BMW.........................................................     3%        4%        2%
PSA (Peugeot and Citroen)...................................     3%        3%        3%
JCI.........................................................     2%        1%       --
Renault.....................................................     2%        2%        1%
Toyota......................................................     1%        2%        4%
Nissan......................................................     1%        2%       --
Honda.......................................................     1%        1%        2%
Other.......................................................    21%       23%       10%
                                                               ---       ---       ---
     Total..................................................   100%      100%      100%
                                                               ===       ===       ===

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

     Major customers for Dura's mobile products include Fleetwood Enterprises, Winnebago, Damon, Jayco, Thor, Coachmen, Motor Coach Industries and Navistar International Corporation. Separate sales and engineering groups are located in Rockford, Illinois and Elkhart, Indiana to service these customers. Similar to the automotive industry, customers in the mobile products market generally issue purchase orders for products on an annual basis and periodically issue releases against those purchase orders. Accordingly, this market does not have a significant backlog of orders at any particular time.

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

     Dura has a co-located design and development philosophy, which allows individual plant locations to optimize product designs to coincide with Dura manufacturing processes. In support of this philosophy, Dura has technical design & development capabilities on-site at 30 locations globally. A separate advanced technology group has been established to maintain Dura's position as a technology leader. The advanced technology group has developed many innovative features in Dura's products, including many features that were developed in conjunction with Dura's customers. Dura utilizes computer aided designs ("CAD") in the design process, which enables Dura to share data files with its customers via compatible systems during the design stage, thereby improving function, fit and performance within the total vehicle. Dura also utilizes CAD links with its manufacturing engineers to enhance manufacturability and quality of the designs early in the development process.

     Dura has approximately 317 patents granted or in the application process. The patents granted expire over several years beginning in 2001. Although Dura believes that, taken together, the patents are significant, the loss or expiration of any particular patent would not be material to Dura.

  Manufacturing

     Dura employs a number of different manufacturing processes. Dura primarily utilizes flexible manufacturing cells in both the mechanism and cable assembly processes. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a circular configuration, with the operators placed centrally within the configuration. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows Dura to maintain its product output consistent with its customers' requirements and reduce the level of inventory.

     Assemblies such as seat systems, jacks, parking brake levers, gear shifters and latches consist of between five and 50 individual components, which are attached to form an integrated mechanism. Although these assembly operations are generally performed in manufacturing cells, high-volume, automated assembly machines are employed where appropriate. The assembly operations construct the final product through hot or cold forging machines, plastic injection molding, welding, staking and riveting the component parts. A large portion of the component parts are purchased from Dura's outside suppliers. However, Dura manufactures its own stampings, a process that consists of passing sheet metal through dies in a stamping press to form the metal into three-dimensional parts. Dura produces stamped parts using single-stage and progressive dies in presses, which range in size from 150 to 600 tons. Through continuous improvement teams, which stress employee involvement, manufacturing processes are regularly upgraded to increase flexibility, improve operating safety and minimize changeover times of the dies and fixtures.

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

     Cables are manufactured using a variety of processes, including plastic injection molding, extrusion, wire flattening, spring making and zinc diecasting. Wire is purchased from outside suppliers and then woven into contra-twisted layers on tubular stranders and bunching machines to produce up to 19-wire stranded cable.

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

     Dura's window systems broadly include two categories of products: mechanically framed glass and molded framed glass. Mechanically framed glass products are produced by putting glass panes through a series of processes, which include adding handles, hinges, aluminum and steel based edge frame assemblies, electrical connectors and fasteners. The production of molded framed glass products involves two primary molding media: RIM (Reaction Injection
Molding: Polyurethane) and PVC (Poly Vinyl Chloride). Both media provide a "surround" to the glass panes that incorporates the styling, sealing and mechanical attachment features of the product. Dura's ability to utilize either media provides OEMs with the maximum advantage in terms of cost, styling imperatives and robustness. The glass panes used in the production of Dura's window systems are purchased from outside suppliers.

     Dura's injection molded plastic parts are manufactured through injection molding of a variety of resins on molding machines of various sizes and types. Some of the more complex processes involve insert molding of metal components.

     Dura utilizes frequent communication meetings at all levels of manufacturing to provide training and instruction as well as to assure a cohesive, focused effort toward common goals. Dura encourages employee involvement in all aspects of its' business and views such involvement as a key element in its success. Dura also aggressively pursues involvement from its suppliers, which is necessary to assure a consistent high quality and on time delivery of raw materials and components. Where practical, Dura utilizes component suppliers in the design and prototype stages of the new product development to facilitate the most comprehensive, state-of-the-art designs available. Dura has made substantial investments in manufacturing technology and product design capability to support its products. This includes modern manufacturing equipment, fineblanking, sophisticated CAD systems and highly-trained engineering personnel. These advanced capabilities enable Dura to deliver superior product quality at globally competitive prices.

     The automotive industry has adopted a rigorous quality rating system known as QS-9000. Suppliers must be certified QS-9000 compliant by independent auditors as a condition of doing business with automotive customers. Dura has received QS-9000 certification at all of its facilities and maintains this status by demonstrating continuous improvement in manufacturing capability and support processes.

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

     In addition, there is substantial and continuing pressure at the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as Dura. Historically, Dura has been able to generate sufficient production cost savings to offset these price reductions.

     Dura is the world's largest independent designer and manufacturer of cockpit sub-systems for the global automotive industry. Dura is also a leading global supplier of seat mechanisms, engineered assemblies, glass systems, and door modules. Set forth below is a brief summary of Dura's most significant competitors in several major product categories:

        1) Cockpit Sub-Systems:

          Automotive Cables. Dura is the leading producer of automotive cables in both North American and Europe. Major competitors include Teleflex Incorporated ("Teleflex") and Hi-Lex Corporation ("Hi-Lex") in North America and Kuester & Co. GmbH, Ficosa International, S.A. ("Ficosa") and Sila Holding Industriale ("Sila") in Europe.

          Parking Brakes. Dura is the leading producer of park brakes in North America with four competitors dividing the remaining market share, Ventra Group, Inc. ("Ventra"), Magna International Inc. ("Magna"), Ficosa and Aisin Seiki. Dura's competitors in Europe include Scharwaechter GmbH & Co. ("Edscha"), Ficosa and Aries Industries.

          Transmission Shifters. Dura is the leading producer of transmission shifters in North America, with its only significant competitor being Grand Haven Stamped Products. Dura has three competitors in Europe, Teleflex, Ficosa, and Sila.

          Pedal Systems. Dura's primary competitors in pedal systems are Teleflex, KSR and Williams in North America. The European market is much more fragmented with several players, Dura, Lunke/ Ventra, Edscha, Sofedit, Batz, Teleflex and more, all competing against captive or in-house OEM operations.

          2) Seat Mechanisms: Dura's primary competitors in seat adjusters are Lear Corporation, Magna, Johnson Controls, Inc., and Faurecia in North America and Faurecia, Brose, C. Rob Hammerstein GmbH & Co. KG, Lear Corporation, Johnson Controls, Inc. and Keiper Recaro GmbH & Co. in Europe.

        3) Engineered Assemblies:

          Hood Latches. Dura is the number one producer of hood latches in North America with only one other major competitor, Magna.

          Jacks. There are only two major jack suppliers in North America, Dura and Ventra. Dura and Ventra are the two largest competitors in Europe with Batz, Bilstein and Storz sharing the remaining market.

          Tire Carriers. Leading the North American market for tire carriers, Dura's primary competitors include Edscha (JAG), Deuer, and Fabco (Krupp). Dura enjoys the largest share of the market in Europe which has three other players Jackson, Deuer and Fabco (Krupp).

          4) Glass Systems: Dura's primary competitors in window systems are Donnelly Corporation, Libbey-Owens Ford Co., PPG Inc. and Guardian Industries, Inc. in North America and Sekurit and Pilkington in Europe.

          5) Door Modules: In this product group, Dura competes in door modules and window lift systems as well as other product areas. The primary competitors for door modules in North America and Europe include Brose Fahrzeagteile Glaswerke GmbH & Co. ("Brose"), Delphi, ArvinMeritor, Magna, Matra and Wagon and for window lift systems in North America, Dura competes with ArvinMeritor, Brose, Hi-Lex, Magna and Peregrine Inc.

          6) Mobile Products: Dura's primary competitors in the recreational vehicle mobile products group include Suburban Manufacturing Company, Maytag Appliances/Magic Chef RV Products, The Hammerblow Corporation and Hehr International, Inc.

  Suppliers and Raw Materials

     Dura's principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production, (3) glass in window systems, and (4) resins in automotive plastic production. Dura does not manufacture or sell primary glass. The types of steel Dura purchases include hot and cold rolled, galvanized, organically coated and aluminized steel. In general, the wire used by Dura is produced from steel with many of the same characteristics with the exception that it has a higher carbon content. Dura utilizes plastic resin to produce the protective coating for cables and transmission shifter components, as well as injection molded plastic parts. Dura employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. Dura has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

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

  Seasonality

     A significant portion of Dura's business is directly related to automotive sales and production by its customers, which is highly cyclical and depends on general economic conditions, consumer spending and preferences. Any significant reduction in automotive production and sales by Dura's customers would have a material adverse effect on its business. The North American automotive market, Dura's largest market, has recently experienced a downturn in new vehicle sales, a build-up in inventories and a reduction in production volumes. As such, Dura's sales have declined in line with reduced volumes. To offset the reduction in production volumes, Dura is accelerating its structural cost reduction efforts.

     Dura has operations in every major region of the world and economic conditions in these regions often differ, which may have varying effects on its business. The recent downward trend of the euro relative to the U.S. dollar has resulted in a negative impact to Dura's results of operations.

     Dura's business is moderately seasonal as its primary North American customers historically halt operations for approximately two weeks in July and approximately one-week in December and its European customers generally reduce production during the month of August. In addition, third quarter automotive production is traditionally lower as new models enter production. Accordingly, third and fourth quarter results may reflect this cyclicality.

  Employees

     As of December 31, 2000, Dura employed approximately 12,000 people in North America, 9,000 in Europe and 2,000 in other regions of the world. A substantial number of Dura's employees are members of unions. Dura has collective bargaining agreements with several unions including: the UAW; the CAW; the International Brotherhood of Teamsters; and the International Association of Machinists and Aerospace Workers. Virtually all of Dura's unionized facilities in the United States and Canada have a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of its other labor contracts. The majority of Dura's European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. Although Dura believes that its relationship with its union employees is generally good, there can be no assurance that Dura will be able to negotiate new agreements on favorable terms. In the event Dura is unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on the operations of Dura.

(b) SAFE HARBOR PROVISIONS

     Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to:

     - RELIANCE ON MAJOR CUSTOMERS. Dura's largest customers, Ford, GM, DaimlerChrysler and Lear, represented approximately 26%, 13%, 10% and 10%, respectively, of Dura's 2000 revenues. The loss of Ford, GM, DaimlerChrysler, Lear or any of Dura's other significant customers could have a material adverse effect on Dura.

     - INDUSTRY CYCLICALITY AND SEASONALITY. The automotive market is highly cyclical and is dependent on consumer spending. The automotive industry is currently experiencing a downturn in consumer demand. Economic factors adversely affecting automotive production and consumer spending could adversely impact Dura.

     - FAILURE TO OBTAIN BUSINESS RELATED TO NEW AND REDESIGNED MODEL INTRODUCTIONS. The failure of Dura to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect Dura.

     - PRODUCT LIABILITY EXPOSURE. Dura faces an inherent business risk of exposure to product liability claims from its customers and consumers in the event that its products fail to perform to specifications or result in personal injury or death, and there can be no assurance that Dura will not experience material product liability losses in the future.

ITEM 2.  PROPERTIES

     Dura's corporate office is located in Minneapolis, Minnesota and occupies approximately 5,700 square feet. Dura's operating headquarters is located in Rochester Hills, Michigan and occupies two facilities totaling approximately 100,000 square feet, a portion of which is used for product development activities. All three of these facilities are leased.

     Dura believes that the productive capacity and utilization of its facilities is sufficient to allow Dura to conduct its operations in accordance with its business strategy. All of Dura's owned facilities are subject to liens under its Credit Agreement. The following table shows the principal facilities of Dura as of December 31, 2000:

                                                    NUMBER OF
COUNTRY                                               SITES
-------                                             ---------
Australia.........................................      1
Brazil............................................      2
Canada............................................      5
Czech Republic....................................      1
France............................................      7
Germany...........................................     10
Mexico............................................      2
Portugal..........................................      2
Spain.............................................      2
United Kingdom....................................      9
United States.....................................     36
                                                       --
     Total........................................     77
                                                       ==

     Dura's manufacturing facilities have a combined square footage in excess of 8,900,000, approximately 72% of which is owned and approximately 28% is leased. To increase efficiency, Dura expects to consolidate the operations of certain of its manufacturing facilities and technical centers over the next twelve months.

     In some cases, several of Dura's manufacturing sites, technical centers and/or product development centers and sales activity offices are located at a single multi-purpose site. As of December 31, 2000, Dura had an aggregate of 30 sites globally that contain technical design & development capabilities.

     Management believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing needs. Utilization of Dura's facilities varies with North American and European light vehicle production and general economic conditions in such regions.

ITEM 3.  LEGAL PROCEEDINGS

     Dura is involved in routine litigation incidental to the conduct of its business. Dura does not believe that any litigation to which it is currently a party will have a material adverse effect on its business or financial condition.

     In late 1994, Ford issued a recall of a series of manual transmission Ford F-Series pickups to repair the self-adjust parking brakes originally manufactured by the Brake and Cable Business. The type of alleged failures that prompted the F-Series recalls have led to a number of claims and lawsuits filed against Ford, one of which culminated in a July 1998 award of punitive damages against Ford of more than $151 million (which has subsequently been reduced on appeal to $69 million) and Ford is appealing the decision. Dura may be subject to claims brought directly against Dura by injured occupants of Ford vehicles and to claims for contribution or indemnification asserted by Ford. The agreement relating to the acquisition of the Brake and Cable Business provided that Dura is liable for claims arising out of accidents that take place on or after August 31, 1994 and that Dura will be liable for other claims only to the extent any losses by Alkin relating to such claims are not paid by Alkin's insurance policies (either because they are not over the deductible amount, because Alkin's policy limits have been exceeded or because they are not covered by Alkin's insurance policies for other reasons). Dura is not presently aware of any other open self-adjusting parking brake claims against Ford with respect to which Ford may elect to seek contribution from Dura. Dura has attempted to work with Ford to address the claims arising from the self-adjusting parking brakes and does not believe that these claims have adversely affected its business relationship with Ford.

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

     In March 1999, Dura was notified by Ford of its decision to institute a recall of certain of its vehicles, including Explorers, Mountaineers, Rangers, Mustangs and F-Series pickups, relating to the speed control cable. Ford has reported that certain of such vehicles could be equipped with a speed control cable that could interfere with the speed control pulley and thus result in a "stuck" throttle. In June 1999, Ford notified Dura that as many as 987,839 vehicles could be affected at an alleged cost of up to $60 per vehicle. In October 1999, Ford announced that it was voluntarily recalling all 1998-1999 Ford Explorers and Mountaineers (approximately 932,000 vehicles) to replace the auxiliary hood latches. Ford contends that Dura failed to provide adequate corrosion protection, thereby allowing the secondary latch to remain open, which may potentially lead to hoods flying open. Ford projects that the recall will cost Ford approximately $23 million. Although Dura denies full liability related to the speed control and secondary hood latch recalls, in June 2000, it settled the two product recall matters through a cost sharing agreement with Ford. Dura agreed to pay $40 million ($20 million in July 2000, followed by three equal payments totaling $20 million in July 2001, July 2002 and July 2003) to resolve Ford's claims relating to these recalls.

     Although Dura does not believe any current litigation will have a material adverse effect on its business or financial condition, it faces an inherent business risk of exposure to product liability claims in the event that the failure of our products results, or is alleged to result, in property damage, bodily injury and/or death. Dura cannot assure you that it will not experience any material product liability losses in the future or that it will not incur significant costs to defend these claims. In addition, if any Dura-designed products are or are alleged to be, defective, Dura may be required to participate in a recall involving those products. Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more vehicle assembly functions, OEMs are increasingly looking to their suppliers for contribution when faced with product recalls, product liability or warranty claims. Dura cannot assure you that the future costs associated with providing product warranties will not be material.

     Dura believes that it is adequately insured, including with respect to product liability coverage, at levels sufficient to cover any of the other claims described above, subject to commercially reasonable deductible amounts. Dura has also established reserves in amounts it believes are reasonably adequate to cover any adverse judgments. However, any adverse judgment in excess of our insurance coverage and such reserves could have a material adverse effect on Dura's business.

  Environmental Matters

     Dura is subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. While Dura devotes resources designed to maintaining compliance with these requirements, there can be no assurance that Dura operates at all times in complete compliance with all such requirements. Dura could be subject to potentially significant fines and penalties for any noncompliance that may occur. Although Dura has made and will continue to make capital and other expenditures to comply with environmental requirements, Dura does not expect to incur material capital expenditures for environmental controls in 2001.

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

     In 1997, Adwest acquired Heidemann. Areas of contamination from historical operations exist at the Heidemann facilities located in Rotenburg, Einbeck and Lippstadt, Germany. Dura is currently operating treatment systems to clean up contamination at the Rotenburg and the two Einbeck facilities and are monitoring groundwater contamination at the Kohler facility. When Adwest acquired these facilities, the seller posted a DM 5 million escrow, in part, to cover environmental claims found during an 18-month period following the acquisition. Adwest filed environmental claims totaling DM 2 million against the escrow for expenses to remediate contamination at the Rotenburg and Einbeck facilities and upgrade the wastewater treatment system at the Rotenburg facility. Dura expects to negotiate with the seller in the near future regarding the amount of recovery for these environmental claims. Dura may incur costs beyond the amount recovered from the escrow to continue to operate and maintain the treatment systems, and to perform additional investigation and clean up, if necessary. Based on current information, such costs are not expected to be material. However, should additional or more extensive contamination be discovered, Dura may incur material expenditures to address such contamination.

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

     There were no matters submitted to a vote of stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock is traded on the Nasdaq National Market under the symbol "DRRA." The following table sets forth, for the periods indicated, the low and high closing sale prices for the Class A common stock as regularly quoted on Nasdaq.

                                                               LOW       HIGH
                                                              ------    ------
1999
First Quarter...............................................  $23.13    $35.00
Second Quarter..............................................   23.38     33.75
Third Quarter...............................................   22.50     34.13
Fourth Quarter..............................................   15.86     24.00
2000
First Quarter...............................................  $12.38    $19.13
Second Quarter..............................................   10.66     16.88
Third Quarter...............................................    8.50     12.00
Fourth Quarter..............................................    4.75      9.56

     As of March 1, 2001, there were approximately 2,208 holders of record of the outstanding Class A common stock and 11 holders of record of the outstanding Class B common stock.

     Dura has not declared or paid any dividends on its Common Stock in the past and does not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of Dura. In addition, Dura's ability to pay dividends is limited under the terms of the 9% Senior Subordinated Notes and by the terms of its Credit Agreement. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for Dura presented below for, and as of the end of each of the years in the five-year period ended December 31, 2000, is derived from Dura Automotive Systems, Inc.'s Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 and the auditor's report thereon are included elsewhere in this report. The consolidated financial statements at and for the years ended December 31, 1998, 1997 and 1996 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Dura's

Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

                                                           YEARS ENDED DECEMBER 31,
                                           --------------------------------------------------------
                                              2000         1999        1998       1997       1996
                                           ----------   ----------   --------   --------   --------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues.................................  $2,633,084   $2,200,385   $739,467   $449,111   $245,329
Cost of sales............................   2,236,544    1,854,705    608,518    375,086    207,810
S, G & A expense.........................     165,524      130,079     49,825     32,815     17,157
Facility consolidation, product recall
  and other charges......................      15,361       16,246         --         --         --
Amortization expense.....................      27,515       23,546      9,868      3,600      1,036
Operating income.........................     188,140      175,809     71,256     37,610     19,326
Interest expense, net....................     112,433       81,633     20,267      9,298      2,589
Provision for income taxes...............      30,571       37,984     20,933     11,670      6,609
Net income...............................      41,777       41,220     26,024     16,642     10,128
                                           ----------   ----------   --------   --------   --------
Basic earnings per share.................  $     2.39   $     2.53   $   2.43   $   1.89   $   1.57
Diluted earnings per share...............  $     2.35   $     2.46   $   2.37   $   1.88   $   1.57

                                              2000         1999        1998       1997       1996
                                           ----------   ----------   --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..........................  $  169,005   $  162,949   $ 63,766   $ 50,304   $ 27,528
Total assets.............................   2,357,047    2,444,867    929,383    419,264    246,129
Long-term debt...........................   1,161,201    1,178,310    316,417    178,081     77,376
Stockholders' investment.................     453,394      430,996    238,037    101,708     87,367

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2000 TO YEAR ENDED DECEMBER 31, 1999

     Revenues. Revenues for the year ended December 31, 2000 increased by $432.7 million, or 19.7%, to $2,633.1 million from $2,200.4 million for 1999.
The increase is primarily the result of the full year effect of the acquisitions of Excel and Adwest in March of 1999, Metallifacture in June of 1999 and the seat track business of Meritor in November 1999. Factors that unfavorably impacted revenue in 2000 included the weakening of the European currencies in relation to the US dollar and the weakness in the recreational vehicle market. Approximately 30% of Dura's total revenues are generated from European operations and 10% of total revenues are generated from the recreational vehicle market.

     Cost of Sales. Cost of sales for year ended December 31, 2000 increased by $381.8 million, or 20.6%, to $2,236.5 million from $1,854.7 million for 1999.
Cost of sales as a percentage of revenues for the year ended December 31, 2000 was 84.9% compared to 84.3% for 1999. The corresponding reduction in gross margin is primarily the result of the full year effect of the 1999 acquired operations resulting in a larger proportion of business at lower margins. Additionally, inefficiencies resulting from plant consolidations and product launches caused the margin deterioration in the latter part of 2000. These items were partially offset by the benefit from the implementation of Dura's restructuring plan and continued focus on cost reduction.

     Selling, General, and Administrative. Selling, general, and administrative expenses for the year ended December 31, 2000 increased by $35.4 million, or 27.2%, to $165.5 million from $130.1 million in 1999. As a percentage of revenue, selling, general and administrative expenses increased to 6.3% for 2000 compared to 5.9% for 1999. The increase in cost is primarily the result of the full year effect of the acquisitions made during 1999 discussed above and expenses resulting from the development of web-based sourcing and cost reduction program.

     Facility Consolidation, Product Recall and Other Charges. As a result of reduced demand in the recreational vehicle market, a downturn in the North American automotive industry and the utilization of available capacity resulting from Dura's focus on lean manufacturing, Dura announced plans to close two manufacturing facilities and consolidate two of its divisions during October of 2000. Also, a previously planned European facility closure will no longer occur due to customer and capacity issues. The net impact of the restructuring actions was a $0.6 million benefit in 2000. Dura anticipates incurring the majority of the remaining costs in 2001. Dura expects to fund these expenditures through cash flow from operations. In the second quarter of 2000, Dura settled two product recall issues through a cost sharing agreement with Ford. As a result of this agreement, Dura recorded a one-time charge to operations of $16.0 million in the second quarter of 2000 to cover amounts not previously reserved. The payments related to this charge will be made over a three-year period and began in July of 2000. These recalls were announced in the first half of 1999 and involved concerns associated with Trident speed control cables and a secondary hood latch. Dura acquired Trident in April of 1998.

     Amortization Expense. Amortization expense for the year ended December 31, 2000 of $27.5 million increased $4.0 million compared to 1999. The increase reflects the full year effect for the goodwill related to the acquisitions made during 1999 discussed above.

     Interest Expense. Interest expense of $112.4 million for the year ended December 31, 2000 has increased $30.8 million or 37.7% from 1999. The increase in interest expense reflects the full year impact of the borrowings resulting from the 1999 acquisitions and an increase in the effective interest rate for 2000 compared to 1999.

     Income Taxes. The effective tax rate for the year ended December 31, 2000 was 40.4% compared to the 1999 effective tax rate of 40.3%. The effective rates differ from statutory rates due primarily to the mix in income among the countries in which Dura operates and the effect of the non-deductible goodwill amortization, offset by favorable foreign sales corporation and research and development credits.

     Minority Interest and Equity in Losses of Affiliates. For the year ended December 31, 2000, Minority Interest in Income represents a partial year of a minority interest in Dura's fully consolidated subsidiary in Wales. The minority interest was acquired during 2000 and at December 31, 2000 was wholly owned. The Equity in Losses of Affiliates for year ended December 31, 2000 is less significant in 2000 compared to 1999 as a result of Dura increasing its ownership interest in these investments during 2000, resulting in consolidation of the entities, as well as operating improvements implemented which resulted in a positive impact on earnings. As of December 31, 2000, Dura had acquired all minority interest positions in these entities and will fully consolidate these entities results in 2001.

     Minority Interest. Minority interest for the years ended December 31, 2000 and December 31, 1999 represents dividends, net of income tax benefits, on the 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

     Extraordinary Items. The extraordinary loss for the year ended December 31, 1999 represents the write-off, net of income taxes, of deferred financing costs related to Dura's former credit facilities.

     Cumulative Effects of Change in Accounting. The cumulative effect of change in accounting for the year ended December 31, 1999 represents the write-off, net of income taxes, of the unamortized balance of capitalized start-up costs pursuant to the provisions of SOP 98-5.

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO YEAR ENDED DECEMBER 31, 1998

     Revenues. Revenues for the year ended December 31, 1999 increased by $1,460.9 million, or 197.6%, to $2,200.4 million from $739.5 million for 1998.
The increase in revenues relates primarily to the acquisitions of Excel and Adwest in March 1999, Metallifacture in June 1999 and the seat track business of Meritor in November 1999. Revenues also benefited from strong North American vehicle production in 1999.

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

     Facility Consolidation Charge. Dura finalized plans for integrating its acquisitions, which resulted in the consolidation of certain operating facilities. Since some of the facilities were original Dura facilities, a $16.2 million charge was recorded during the fourth quarter of 1999. The charge included $1.4 million associated with eliminating certain facilities and associated lease obligations, $13.2 million of severance related to employee terminations, and $1.6 million of asset impairments. Costs incurred and charged in 1999 related to these reserves amounted to $2.1 million related to severance and $1.6 million related to asset impairment. Dura anticipates incurring the majority of the remaining costs in 2000. Dura expects to fund these expenditures through cash flow from operations. Management expects the benefits of these actions will significantly exceed the charge and will begin to be realized in 2000.

     Amortization Expense. Amortization expense increased from $9.9 million for the year ended December 31, 1998 to $23.5 million for 1999. The increase is the result of goodwill amortization arising from the acquisitions discussed above.

     Interest Expense. Interest expense for the year ended December 31, 1999 was $81.6 million compared to $20.3 million for 1998. The increase was due principally to borrowings incurred related to the acquisitions discussed above.

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

     Minority Interest. Minority interest for the years ended December 31, 1999 and 1998 represents dividends, net of income tax benefits, on the 7 1/2% Convertible Trust Preferred Securities ("Preferred

Securities") which were issued on March 20, 1998. The increase between periods is a result of the Preferred Securities being outstanding for the full year in 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 2000, Dura provided cash from operations of $117.6 million, compared to $80.9 million in 1999. Cash generated from operations before changes in working capital items was $149.3 million for 2000 compared to $144.7 million for 1999. Increases in working capital required cash of $31.8 million in 2000 compared to $63.8 million in 1999. The increase in working capital is primarily the result of payments related to implementation of our restructuring activities combined with the related required inventory bank builds.

     Net cash used in investing activities was $129.2 million for 2000 as compared to $607.9 million in 1999. Net capital expenditures totaled $110.1 million for 2000 primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $80.5 million in 1999. Also in 1999, $524.0 million was used for the acquisitions of Adwest, Excel, Metallifacture and the seat track business of Meritor.

     Net cash provided by financing activities totaled $18.9 million for 2000 compared with $526.3 million in 1999. In 1999, the net cash provided by financing activities included $394.7 million of cash provided through the subordinated note offering in conjunction with the acquisitions of Adwest and Excel.

     In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of December 31, 2000, rates on borrowings under the Credit Agreement ranged from 6.6% to 8.9%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were repaid in April 1999.

     The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of December 31, 2000. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura. Based upon financial projections for 2001, Dura anticipates being out of compliance with one of the debt covenant requirements due to a mandatory adjustment to a required financial ratio as of September 2001. Dura has begun discussions with its lenders with respect to amending the Credit Agreement and believes such amendment will be obtained. However, there can be no assurance that Dura will be successful in obtaining an amendment to its Credit Agreement for this projected event of non-compliance or that such amendment can be obtained on favorable terms. No adjustments to the carrying amount or classification of assets or liabilities in the accompanying financial statements have been made with respect to this anticipated event of non-compliance.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of December 31, 2000, $222.0 million of borrowings were denominated in US dollars; $51.1 million in British pound sterling; $10.3 million in Euros; $6.0 million in Canadian dollars; and $3.4 million in Australian dollars.

     At December 31, 2000, Dura had unused borrowing capacity of approximately $90.8 million under its most restrictive debt covenant. Dura believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2001 capital expenditures will not exceed $100.0 million.

     In April 1999, Dura completed the offering of $300 million and Euro 100 million of senior subordinated notes ("Subordinated Notes"). The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million will be used for general corporate purposes. These notes are guaranteed by substantially all of Dura's domestic subsidiaries.

     In connection with the termination of a former credit facility, Dura wrote-off deferred financing costs of approximately $2.7 million, net of income taxes during the first quarter of 1999. In addition, Dura wrote-off costs of approximately $2.7 million, net of income taxes, related to the tender of the $75.0 million of Trident's outstanding 10% Senior Subordinated Notes due 2005 during the second quarter of 1999. These charges are reflected as extraordinary items in the accompanying 1999 statement of operations.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

     Dura typically experiences decreased revenues and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations. The recreational vehicle market is seasonal in that sales in the fourth quarter are normally at reduced levels.

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

     Dura manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2000, Dura had fixed rate debt of $411.5 million and variable rate debt of $813.7 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have changed the fair market value of the fixed rate debt at December 31, 2000 by approximately $17.0 million and would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $8.1 million.

     Dura has entered into various foreign currency forward exchange contracts totaling $15.4 million with a major financial institution to hedge its foreign currency exchange rate relating to its Euro denominated interest payments of its Euro 100 million senior subordinated notes for 2001 and 2002. The market value of these contracts at December 31, 2000 was $17.2 million.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of Dura's revenues during the year ended December 31, 2000 was derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     A significant portion of Dura's assets at December 31, 2000 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

     Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations (see discussion above on "Market Risk").

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Dura adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not have a material impact on Dura's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" and "Foreign Currency Transactions" sections of Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   26
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   27
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998..........................   28
Consolidated Statements of Stockholders' Investment for the
  years ended December 31, 2000, 1999 and 1998..............   29
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   30
Notes to Consolidated Financial Statements..................   31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dura Automotive Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Dura Automotive Systems, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dura Automotive Systems, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 2 to the financial statements, effective January 1, 1999, the Company changed its method of accounting for certain start-up costs.

Arthur Andersen LLP

Minneapolis, Minnesota,
January 24, 2001

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,
                                                              --------------------------------
                                                                   2000              1999
                                                              --------------    --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
                                            ASSETS
Current Assets:
  Cash and cash equivalents.................................    $   30,438        $   23,697
  Accounts receivable, net of reserve for doubtful accounts
     of $9,135 and $12,777..................................       367,505           478,542
  Inventories...............................................       148,919           136,562
  Other current assets......................................       170,083           154,704
                                                                ----------        ----------
     Total current assets...................................       716,945           793,505
                                                                ----------        ----------
Property, Plant and Equipment:
  Land and buildings........................................       199,563           165,050
  Machinery and equipment...................................       434,123           373,943
  Construction in progress..................................        38,898            42,328
  Less-accumulated depreciation.............................      (138,672)          (80,427)
                                                                ----------        ----------
     Net property, plant and equipment......................       533,912           500,894
                                                                ----------        ----------
Goodwill, net of accumulated amortization of $62,894 and
  $37,224...................................................     1,028,113         1,067,937
Other Assets, net of accumulated amortization of $14,392 and
  $7,274....................................................        78,077            82,531
                                                                ----------        ----------
                                                                $2,357,047        $2,444,867
                                                                ==========        ==========
                           LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable..........................................    $  258,895        $  281,413
  Accrued liabilities.......................................       225,032           296,431
  Current maturities of long-term debt......................        64,013            52,712
                                                                ----------        ----------
     Total current liabilities..............................       547,940           630,556
                                                                ----------        ----------
Long-Term Debt, net of current maturities...................       766,961           776,750
Subordinated Notes..........................................       394,240           401,560
Other Noncurrent Liabilities................................       139,262           149,755
                                                                ----------        ----------
     Total liabilities......................................     1,848,403         1,958,621
                                                                ----------        ----------
Commitments and Contingencies (Notes 5, 11 and 12)
Mandatorily Redeemable Convertible Trust Preferred
  Securities................................................        55,250            55,250
Stockholders' Investment:
  Preferred stock, par value $1; 5,000,000 shares
     authorized; none issued or outstanding.................            --                --
  Common stock, Class A; par value $.01; 60,000,000 shares
     authorized; 14,324,923 and 14,101,511 shares issued and
     outstanding............................................           143               141
  Common stock, Class B; par value $.01; 10,000,000 shares
     authorized; 3,312,354 and 3,320,303 shares issued and
     outstanding............................................            33                33
  Additional paid-in capital................................       341,472           339,041
  Treasury Stock............................................        (1,505)               --
  Retained earnings.........................................       150,049           108,272
  Accumulated other comprehensive loss......................       (36,798)          (16,491)
                                                                ----------        ----------
     Total stockholders' investment.........................       453,394           430,996
                                                                ----------        ----------
                                                                $2,357,047        $2,444,867
                                                                ==========        ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              2000            1999           1998
                                                          ------------    ------------    ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................................................   $2,633,084      $2,200,385      $739,467
Cost of sales...........................................    2,236,544       1,854,705       608,518
                                                           ----------      ----------      --------
  Gross profit..........................................      396,540         345,680       130,949
Selling, general and administrative expenses............      165,524         130,079        49,825
Facility consolidation, product recall and other
  charges...............................................       15,361          16,246            --
Amortization expense....................................       27,515          23,546         9,868
                                                           ----------      ----------      --------
  Operating income......................................      188,140         175,809        71,256
Interest expense, net...................................      112,433          81,633        20,267
                                                           ----------      ----------      --------
  Income before provision for income taxes, equity in
     losses of affiliates and minority interests........       75,707          94,176        50,989
Provision for income taxes..............................       30,571          37,984        20,933
Minority interest and equity in losses of affiliates,
  net...................................................          914           3,978         1,481
Minority interest -- dividends on trust preferred
  securities, net.......................................        2,445           2,445         1,908
                                                           ----------      ----------      --------
  Income before extraordinary item and accounting
     change.............................................       41,777          49,769        26,667
Extraordinary item -- loss on early extinguishment of
  debt, net.............................................           --           5,402           643
Cumulative effect of change in accounting, net..........           --           3,147            --
                                                           ----------      ----------      --------
  Net income............................................   $   41,777      $   41,220      $ 26,024
                                                           ==========      ==========      ========
Basic earnings per share:
  Income before extraordinary item and accounting
     change.............................................   $     2.39      $     3.06      $   2.49
  Extraordinary item....................................           --           (0.33)        (0.06)
  Cumulative effect of change in accounting.............           --           (0.20)           --
                                                           ----------      ----------      --------
     Net income.........................................   $     2.39      $     2.53      $   2.43
                                                           ==========      ==========      ========
Diluted earnings per share:
  Income before extraordinary item and accounting
     change.............................................   $     2.35      $     2.94      $   2.42
  Extraordinary item....................................           --           (0.30)        (0.05)
  Cumulative effect of change in accounting.............           --           (0.18)           --
                                                           ----------      ----------      --------
     Net income.........................................   $     2.35      $     2.46      $   2.37
                                                           ==========      ==========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                              COMMON STOCK
                                                -----------------------------------------
                                                      CLASS A               CLASS B         ADDITIONAL    TREASURY STOCK
                                                -------------------   -------------------    PAID-IN     -----------------
                                                  SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     SHARES    AMOUNT
                                                ----------   ------   ----------   ------   ----------   -------   -------
                                                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, December 31, 1997....................   4,161,657    $ 42     4,654,380    $ 46     $ 63,402         --   $    --
  Sale of stock under Employee Stock Discount
    Purchase Plan.............................      24,932      --            --      --          492         --        --
  Exercise of options.........................       5,700      --         7,000      --           97         --        --
  Other issuance of shares....................         719      --            --      --           20         --        --
  Collection of common stock subscriptions
    receivable................................          --      --            --      --           45         --        --
  Public offering of Class A common stock,
    net.......................................   3,500,000      35            --      --      107,321         --        --
  Conversion from Class B to Class A..........   1,336,077      13    (1,336,077)    (13)          --         --        --
  Net income..................................          --      --            --      --           --         --        --
  Other comprehensive income-foreign currency
    translation adjustment....................          --      --            --      --           --         --        --
  Total comprehensive income..................
                                                ----------    ----    ----------    ----     --------    -------   -------
BALANCE, December 31, 1998....................   9,029,085      90     3,325,303      33      171,377         --        --
  Issuance of shares in acquisition of
    Excel.....................................   4,934,414      49            --      --      165,121         --        --
  Sale of stock under Employee Stock Discount
    Purchase Plan.............................      51,283       1            --      --        1,156         --        --
  Exercise of options.........................      80,015       1            --      --        1,337         --        --
  Other issuance of shares....................       1,714      --            --      --           50         --        --
  Conversion from Class B to Class A..........       5,000      --        (5,000)     --           --         --        --
  Net income..................................          --      --            --      --           --         --        --
  Other comprehensive income-foreign currency
    translation adjustment....................          --      --            --      --           --         --        --
  Total comprehensive income..................
                                                ----------    ----    ----------    ----     --------    -------   -------
BALANCE, December 31, 1999....................  14,101,511     141     3,320,303      33      339,041         --        --
  Sale of stock under Employee Stock Discount
    Purchase Plan.............................      63,063       1            --      --          735         --        --
  Conversion from Class B to Class A..........       7,949      --        (7,949)     --           --         --        --
  Exercise of warrants........................     152,400       1            --      --          191         --        --
  Contributions to deferred compensation
    plan......................................          --      --            --                1,723         --        --
  Treasury shares purchased at a price of
    $13.06 per share..........................          --      --            --      --           --    131,921    (1,723)
  Treasury share distribution.................          --      --            --                 (218)   (16,694)      218
  Net income..................................          --      --            --      --           --         --        --
  Other comprehensive income-
    Foreign currency translation adjustment...          --      --            --      --           --         --        --
    Minimum pension liability.................          --      --            --      --           --         --        --
  Total comprehensive income..................
                                                ----------    ----    ----------    ----     --------    -------   -------
BALANCE, December 31, 2000....................  14,324,923    $143     3,312,354    $ 33     $341,472    115,227   $(1,505)
                                                ==========    ====    ==========    ====     ========    =======   =======


                                                            ACCUMULATED
                                                               OTHER           TOTAL
                                                RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                                EARNINGS       LOSS         INVESTMENT
                                                --------   -------------   -------------
                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, December 31, 1997....................  $ 41,028     $ (2,810)       $101,708
  Sale of stock under Employee Stock Discount
    Purchase Plan.............................        --           --             492
  Exercise of options.........................        --           --              97
  Other issuance of shares....................        --           --              20
  Collection of common stock subscriptions
    receivable................................        --           --              45
  Public offering of Class A common stock,
    net.......................................        --           --         107,356
  Conversion from Class B to Class A..........        --           --              --
  Net income..................................    26,024           --
  Other comprehensive income-foreign currency
    translation adjustment....................        --        2,295
  Total comprehensive income..................                                 28,319
                                                --------     --------        --------
BALANCE, December 31, 1998....................    67,052         (515)        238,037
  Issuance of shares in acquisition of
    Excel.....................................        --           --         165,170
  Sale of stock under Employee Stock Discount
    Purchase Plan.............................        --           --           1,157
  Exercise of options.........................        --           --           1,338
  Other issuance of shares....................        --           --              50
  Conversion from Class B to Class A..........        --           --              --
  Net income..................................    41,220           --
  Other comprehensive income-foreign currency
    translation adjustment....................        --      (15,976)
  Total comprehensive income..................                                 25,244
                                                --------     --------        --------
BALANCE, December 31, 1999....................   108,272      (16,491)        430,996
  Sale of stock under Employee Stock Discount
    Purchase Plan.............................        --           --             736
  Conversion from Class B to Class A..........        --           --              --
  Exercise of warrants........................        --           --             192
  Contributions to deferred compensation
    plan......................................        --           --           1,723
  Treasury shares purchased at a price of
    $13.06 per share..........................        --           --          (1,723)
  Treasury share distribution.................        --           --              --
  Net income..................................    41,777           --
  Other comprehensive income-
    Foreign currency translation adjustment...        --      (18,355)
    Minimum pension liability.................        --       (1,952)
  Total comprehensive income..................                                 21,470
                                                --------     --------        --------
BALANCE, December 31, 2000....................  $150,049     $(36,798)       $453,394
                                                ========     ========        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
                                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income............................................  $  41,777    $  41,220    $  26,024
  Adjustments required to reconcile net income to net
     cash provided by operating activities-
     Depreciation and amortization......................     85,503       76,654       27,571
     Deferred income tax provision (benefit)............      5,769       (1,899)       7,833
     Extraordinary loss on extinguishment of debt,
       net..............................................         --        5,402          643
     Change in method of accounting, net................         --        3,147           --
     Equity in losses of affiliates and minority
       interest.........................................        914        3,978        1,481
     Other..............................................         --           --         (315)
     Change in other operating items:
       Accounts receivable..............................    107,089          148      (13,536)
       Inventories......................................    (12,566)      11,194         (905)
       Other current assets.............................    (34,219)     (28,498)      (7,631)
       Accounts payable and accrued liabilities.........    (89,706)       5,425        8,203
       Other assets and liabilities.....................     12,998      (35,829)     (41,681)
                                                          ---------    ---------    ---------
          Net cash provided by operating activities.....    117,559       80,942        7,687
                                                          ---------    ---------    ---------
INVESTING ACTIVITIES:
  Capital expenditures, net.............................   (110,132)     (80,469)     (31,822)
  Acquisitions, net.....................................    (19,110)    (524,033)    (135,712)
  Other, net............................................         --       (3,443)          --
                                                          ---------    ---------    ---------
          Net cash used in investing activities.........   (129,242)    (607,945)    (167,534)
                                                          ---------    ---------    ---------
FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities..........    682,749      202,871      417,267
  Repayments of revolving credit facilities.............   (597,897)    (147,553)    (385,052)
  Long-term borrowings..................................     17,267      754,124      100,265
  Repayments of long-term borrowings....................    (82,407)    (660,830)    (116,351)
  Common stock repurchases..............................     (1,723)          --           --
  Proceeds from issuance of subordinated notes, net.....         --      394,653           --
  Proceeds from stock offering and exercise of stock
     options, net.......................................        928        2,545      107,966
  Proceeds from issuance of preferred securities........         --           --       52,525
  Debt issue costs......................................         --      (19,537)          --
                                                          ---------    ---------    ---------
          Net cash provided by financing activities.....     18,917      526,273      176,620
                                                          ---------    ---------    ---------
EFFECT OF EXCHANGE RATES ON CASH........................       (493)       3,883         (377)
                                                          ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.................      6,741        3,153       16,396
CASH AND CASH EQUIVALENTS, beginning of period..........     23,697       20,544        4,148
                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period................  $  30,438    $  23,697    $  20,544
                                                          =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for --
     Interest...........................................  $ 119,972    $  70,209    $  24,941
                                                          =========    =========    =========
     Income taxes.......................................  $   4,942    $  30,071    $  11,446
                                                          =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Dura Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries ("Dura") designs and manufactures components and systems primarily for the global automotive industry. Dura has over 80 manufacturing and product development facilities located in the United States, Australia, Brazil, Canada, the Czech Republic, France, Germany, Mexico, Portugal, Spain and the United Kingdom.

2. SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of Dura and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Fiscal Year:

     Dura reports its operating results based on a 52-/53-week fiscal year. For presentation purposes, Dura refers to December 31 as its fiscal year-end. The fiscal year in the period ended December 31, 2000 contains fifty-three weeks and the fiscal years in the periods ended December 31, 1999 and 1998 each contain fifty-two weeks.

  Cash Equivalents:

     Cash equivalents consist of money market instruments with original maturities of three months or less and are stated at cost, which approximates fair value.

  Inventories:

     Inventories are valued at the lower of first-in, first-out ("FIFO") cost or market.

     Inventories consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Raw materials..........................................  $ 77,357    $ 85,609
Work-in-process........................................    31,071      21,162
Finished goods.........................................    40,491      29,791
                                                         --------    --------
                                                         $148,919    $136,562
                                                         ========    ========

  Other Current Assets:

     Other current assets consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Excess of cost over billings on uncompleted tooling
  projects.............................................  $ 57,621    $ 49,671
Deferred income taxes..................................    49,354      64,946
Prepaid expenses.......................................    63,108      40,087
                                                         --------    --------
                                                         $170,083    $154,704
                                                         ========    ========

     Excess of cost over billings on uncompleted tooling projects represents costs incurred by Dura in the production of customer-owned tooling to be used by Dura in the manufacture of its products. Dura receives a specific purchase order for this tooling and is reimbursed by the customer within one operating cycle. Costs are deferred until reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  Property, Plant and Equipment:

     Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:

Buildings...................................    20 to 30 years
Machinery and equipment.....................    3 to 20 years

     Accelerated depreciation methods are used for tax reporting purposes.

     Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

  Goodwill and Other Assets:

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is being amortized on a straight-line basis over 40 years. Other assets principally consist of pension plan assets in excess of accumulated benefit, debt financing costs, which are being amortized over the term of the applicable agreement, deferred income taxes and Dura's net investment in its joint ventures.

     Dura periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its goodwill and other long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, Dura would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, Dura would recognize an impairment loss.

  Accrued Liabilities:

     Accrued liabilities consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Compensation and benefits..............................  $ 65,306    $ 92,332
Accrued income taxes...................................    36,902      18,936
Facility closure and consolidation costs...............    29,608      63,137
Legal and environmental................................    15,005      25,996
Loss contracts.........................................     8,763       6,196
Interest...............................................     8,747      19,285
Medical insurance......................................     8,602       8,143
Other..................................................    52,099      62,406
                                                         --------    --------
                                                         $225,032    $296,431
                                                         ========    ========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  Other Noncurrent Liabilities:

     Other noncurrent liabilities consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Pension and post-retirement benefits...................  $ 37,365    $ 46,899
Legal and environmental................................    31,952      23,141
Facility closure and consolidation costs...............    22,985      33,091
Loss contracts.........................................     8,185      21,973
Other..................................................    38,775      24,651
                                                         --------    --------
                                                         $139,262    $149,755
                                                         ========    ========

  Revenue Recognition and Sales Commitments:

     Dura recognizes revenue as its products are shipped to its customers. Dura enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by Dura, fulfillment of the customers' purchasing requirements is the obligation of Dura for the entire production life of the vehicle, with terms of up to 7 years, and Dura has no provisions to terminate such contracts. In certain instances, Dura may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, Dura records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill Dura's obligations to its customers.

  Income Taxes:

     Dura accounts for income taxes following the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

  Comprehensive Income:

     Dura follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Dura, comprehensive income represents net income adjusted for foreign currency translation adjustments and additional minimum pension liability. In accordance with SFAS No. 130, Dura has chosen to disclose comprehensive income in the consolidated statements of stockholders' investment.

  Fair Value of Financial Instruments:

     The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and revolving credit facilities approximates fair value because of the short maturity of these instruments. The carrying amount of Dura's non-subordinated long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of Dura's Subordinated Notes, based on quoted market activity, approximated $315.6 million as of December 31, 2000. The fair value

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES of Dura's Preferred Securities, based on Nasdaq market quote activity, approximated $15.0 million as of December 31, 2000.

  New Accounting Pronouncements

     Dura adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," January 1, 2001. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Dura has performed an analysis of this pronouncement and the adoption of SFAS No. 133 did not have a material impact on Dura's financial position or results of operations.

  Common Stock:

     The holder of each share of Class A common stock outstanding is entitled to one vote per share and the holder of each share of Class B common stock outstanding is entitled to ten votes per share.

  Stock Options:

     Dura accounts for stock options under the provisions of Accounting Principles Board Opinion ("APB") No. 25, under which no compensation expense is recognized when the stock options are granted. The pro forma effects had Dura followed the provisions of SFAS No. 123 are included in Note 5.

  Use of Estimates:

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

  Foreign Currency Translation:

     Assets and liabilities of Dura's foreign operations are translated using the year-end rates of exchange. Results of operations are translated using the average rates prevailing throughout the period. Translation gains or losses are accumulated as a separate component of stockholders' investment.

  Change in Accounting Method:

     Effective January 1, 1999, Dura adopted the provisions of the Financial Accounting Standards Board Statement of Position ("SOP") No. 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs associated with certain start-up activities be expensed as incurred versus capitalizing and expensing them over a period of time. Previously, Dura capitalized certain design and engineering costs which related to future programs and amortized these costs over the life of the program once production began. Pursuant to the provisions of SOP 98-5, Dura wrote off the unamortized balance of such capitalized costs, net of income tax benefits, of approximately $3.1 million. The write-off is reflected as a cumulative effect of change in accounting in the accompanying consolidated statement of operations for the year ended December 31, 1999.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

3. ACQUISITIONS:

  2000 Acquisitions

     In January 2000, Dura purchased the Jack Division of Ausco Products, Inc. ("Ausco"). Ausco produces automotive jacks primarily for North American OEMs. Additionally, in January 2000, Dura increased its ownership interest in Thixotech Inc. ("Thixotech"). With this additional investment, Dura now owns and controls a majority interest in Thixotech and in 2000 began consolidating Thixotech into Dura's financial statements. Thixotech is a producer of magnesium die castings for the North American automotive and consumer product markets. In January and June 2000, Dura increased its ownership interest in two previous majority owned subsidiaries by acquiring the remaining outstanding interests in Pollone S.A. Industria E Comercio ("Pollone") and Bowden TSK ("Bowden"). Pollone produces cables, latches, shifters, rear window frames and pedal boxes primarily for the South American automotive market and Bowden produces automotive cables for European OEMs. In November 2000, Dura acquired Reiche, a manufacturer of steering columns for European and North American OEMs.

     The Ausco, Thixotech, Pollone, Bowden and Reiche acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of their respective acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Certain of the liabilities assumed of Ausco, Thixotech, Pollone, Bowden and Reiche have been recorded based upon preliminary estimates as of the dates of acquisition. Dura does not believe the final allocation of purchase price will be materially different from preliminary allocations. Any changes to the preliminary estimates within one year of the purchase date will be reflected as an adjustment to goodwill. The operating results of Ausco and Reiche have been included in the consolidated financial statements of Dura since their respective dates of acquisition. The aggregate purchase price for the 2000 acquisitions was $36.3 million, with funds provided by borrowings under Dura's Credit Agreement (see Note 7). The pro forma effects of these acquisitions would not have materially affected Dura's results of operations.

  1999 Acquisitions

     Adwest

     In March 1999, Dura acquired through a cash tender offer approximately 95% of the outstanding ordinary shares of Adwest Automotive plc ("Adwest"). Dura subsequently purchased the remaining 5%. Adwest had annual revenues of approximately $400 million and is a supplier of driver control products primarily for European OEMs. Dura paid approximately $320 million to acquire all of the outstanding shares of Adwest, including the assumption of approximately $106.1 million in indebtedness.

     Excel

     In March 1999, Dura completed its merger with Excel Industries, Inc. ("Excel"). Excel had annual revenues of approximately $1.1 billion of which approximately 78 percent were generated in North America with the remainder in Europe. Dura issued an aggregate of approximately 4.9 million shares of its Class A common stock and paid approximately $155.5 million in cash to Excel's former shareholders. In addition, outstanding options and warrants of Excel were converted to options and warrants of Dura, amounting to 257,520 options and 152,400 warrants. The number of options and warrants and their respective exercise prices were adjusted based upon the share exchange ratio. Dura also assumed approximately $164.3 million of indebtedness. In August 1999, Dura acquired the remaining 30% minority interest in Schade from Excel's former European partner for approximately $16.4 million in cash.

     The Adwest and Excel acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES dates of their respective acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The final allocations of purchase price made by Dura in 2000 related to the finalization of plans for facility consolidations and were approximately $7.7 million for costs associated with the shutdown and consolidation of certain acquired facilities and $1.0 million for severance and other related costs. These adjustments were recorded as an adjustment to goodwill. The operating results of Adwest and Excel have been included in the consolidated financial statements of Dura since their respective dates of acquisition. The cash consideration related to the acquisitions of Adwest and Excel was financed with borrowings under Dura's Credit Agreement (see Note 7). Pro forma results of operations for 1999 and 1998 reflecting the acquisitions of Adwest and Excel are included in the Pro Forma Financial Information below.

     Other 1999 Acquisitions

     In June and November of 1999, Dura purchased Metallifacture Limited ("Metallifacture") and the seat track business of Meritor Automotive, Inc. ("Meritor"). Metallifacture produces automotive jacks primarily for European OEMs and Meritor produces seat mechanisms and structures for "Tier I" suppliers in North America.

     The Metallifacture and Meritor acquisitions were accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of the acquisitions. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The final allocations of purchase price made by Dura in 2000 were not materially different than the preliminary estimates. The operating results of Metallifacture and Meritor have been included in the consolidated financial statements of Dura since the dates of acquisition. The aggregate cash paid for these acquisitions was $158.9 million, with funds provided by borrowings under Dura's Credit Agreement (see Note 7). The pro forma effects of these acquisitions would not have materially affected Dura's results of operations.

  1998 Acquisitions

     Trident

     In April 1998, Dura acquired all of the outstanding equity interests of Trident Automotive plc ("Trident"). Trident had revenues of approximately $300.0 million in 1997, of which 69 percent was derived from sales of cable assemblies, principally to the automotive OEM market, and the balance from door handle assemblies, lighting and other products. Approximately 68 percent of Trident's revenues were generated in North America, 27 percent in Europe and the remainder in Latin America. Trident had manufacturing and technical facilities in Michigan, Tennessee, Canada, the United Kingdom, Germany, France and Brazil. Pursuant to the terms of the agreement, Dura acquired all of the outstanding equity interests of Trident for total consideration of $93.2 million in cash. In addition, Dura assumed $75.0 million of Trident's outstanding 10% Senior Subordinated Notes (the "Notes"), which subsequently were retired (see Note 7). Dura also repaid Trident's outstanding senior indebtedness of approximately $53.0 million.

     The Trident acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the date of the acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. Additional purchase liabilities recorded during 1999 in connection with the finalization of estimates from the Trident acquisition included approximately $11.0 million for costs associated with the shutdown and consolidation of certain acquired facilities and $28.9 million for severance and other related costs. During the fourth quarter of 2000, favorable business conditions prompted Dura to remain at one of the Trident facilities that was previously planned for closure. As a result, the related facility consolidation accrual and goodwill were reduced in the fourth quarter of 2000. Adjustments during 2000 to the

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES original reserves include a net decrease of $0.7 million for costs related to acquired facilities and a net decrease of $7.9 million in severance and other related costs. All adjustments were reflected as an adjustment to goodwill. The operating results of Trident have been included in the consolidated financial statements of Dura since the date of acquisition. The acquisition of Trident was financed with proceeds from borrowings under Dura's Credit Agreement. Pro forma results of operations for 1998 reflecting the Trident acquisition are included in the Pro Forma Financial Information below.

     Other 1998 Acquisitions

     In March and August 1998, Dura purchased Universal Tool and Stamping Co., Inc. ("Universal Tool") and the Hinge business of Tower Automotive, Inc. (Hinge). Universal Tool produces automotive jacks and Hinge produces automotive hinges, both for North American OEMs.

     The Universal Tool and Hinge acquisitions were accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of their respective acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The final allocations of purchase price made by Dura in 1999 were not materially different than the preliminary estimates. The operating results of Universal Tool and Hinge have been included in the consolidated financial statements of Dura since their respective dates of acquisition. The aggregate cash paid for these acquisitions was $56.8 million, with funds provided by borrowings under Dura's Credit Agreement (see Note 7). The pro forma effects of these acquisitions are included in the Pro Forma Financial Information below.

  Acquisition Integrations

     Dura has developed and begun implementing facility consolidation plans designed to integrate the operations of recent acquisitions. As of December 31, 2000, purchase liabilities recorded in conjunction with the acquisitions included approximately $34.2 million for costs associated with the shutdown and consolidation of certain acquired facilities and $13.9 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $13.9 million related to acquired facilities and $14.3 million in severance and other related costs during the year ended December 31, 2000. Adjustments to these reserves during 2000 related to certain of the acquisitions as discussed above amounted to a net increase of $3.1 million related to acquired facilities and a net reduction of $8.9 million in severance. The remaining employee terminations and facility closures are expected to be completed by the end of 2001 except for contractual obligations that will continue through 2005.

  Pro Forma Financial Information

     The accompanying unaudited consolidated pro forma results of operations for the year ended December 31, 1999 give effect to (i) the acquisitions of Adwest and Excel, (ii) the offering of the Senior Subordinated Notes (see Note 7), and
(iii) the tender of the Trident notes (see Note 7) as if such transactions had occurred at the beginning of the period and excludes the effects of the extraordinary loss and change in accounting method. The accompanying unaudited consolidated pro forma results of operations for the year ended December 31, 1998 give effect to (i) the acquisitions of Adwest, Excel and the Other 1998 Acquisitions, (ii) the Offering, (iii) the offering of the Preferred Securities,
(iv) the offering of the Senior Subordinated Notes and (v) the tender of the Trident notes as if such transactions had occurred at the

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES beginning of the period and excludes the effects of the extraordinary loss (in thousands, except per share amounts):

                                                             PRO FORMA
                                                        FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Revenues............................................  $2,589,436    $2,525,448
Operating income....................................     167,881       159,559
Net income before extraordinary item................      38,138        30,371
Basic earnings per share............................  $     2.20    $     1.70
Diluted earnings per share..........................  $     2.14    $     1.70

     The unaudited pro forma consolidated financial information does not purport to represent what Dura's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project Dura's future results of operations.

4. FACILITY CONSOLIDATION, PRODUCT RECALL AND OTHER CHARGES:

  2000 Plan

     Throughout 2000 Dura evaluated manufacturing capacity issues and opportunities for cost reduction given the reduced demand in the recreational vehicle market and the available capacity within Dura's automotive operations. As a result, in the fourth quarter of 2000, Dura began to implement several actions including discontinuing operations in two North American facilities, combining the Driver Control and Engineered Products divisions into one, Cockpit Systems, and reducing and consolidating certain support activities to achieve an appropriate level of support personnel relative to remaining operations and future business requirements. These actions resulted in a fourth quarter restructuring charge of $6.8 million, including severance related payments of $6.2 million and facility closure costs of approximately $0.6 million.

     The decision to exit the two facilities will result in a reduction in the work force of approximately 50 salaried and 426 hourly employees. Additionally, the decision to consolidate two divisions into one will result in a reduction of approximately 79 salaried employees. These restructuring actions are expected to be completed by the end of 2001.

     Costs incurred and charged to the reserves as of December 31, 2000 amounted to $2.6 million in severance related costs with 29 salaried employees terminated. Additionally, during 2000, Dura expensed as incurred approximately $0.8 million of equipment relocation costs incurred in connection with the implementation of the 2000 plan. The effect of the costs expensed as incurred is reflected as facility consolidation and other charges in the consolidated statement of operations for 2000.

  Product Recall

     In the second quarter of fiscal 2000, Dura settled two product recall matters through a cost sharing agreement with a significant customer. As a result of this agreement, Dura recorded a one-time pretax charge to operations of $16.0 million to cover amounts not previously reserved. These recalls were announced in the first half of 1999 and involved concerns associated with Trident Automotive plc speed control cables and a secondary hood latch.

  1999 Plan

     In the fourth quarter of 1999, Dura began to implement a comprehensive facility consolidation plan to consolidate certain facilities designed to lower its cost structure and improve the long-term competitive

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES position of Dura. As a result of the Plan, Dura recognized charges to operations of $16.2 million. Included in this charge are the costs associated with consolidating and eliminating certain facilities and associated lease obligations of $1.4 million; severance related to employee terminations of $13.2 million; and asset impairments of $1.6 million. The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment, and leasehold improvements, from facilities Dura intends to dispose of or discontinue their use. Impairment was measured based on estimated proceeds on the sale of the facilities and equipment. The majority of the countries in which Dura operates have statutory requirements with regards to the minimum severance payments that must be made to employees upon termination. The facility consolidation plan originally called for the termination of approximately 5 salaried plant management and 313 hourly plant manufacturing employees primarily under SFAS No. 112, "Employers' Accounting for Post-employment Benefits". However, capacity and customer issues identified in the fourth quarter of 2000 have prompted Dura to remain at one of the European facilities that was previously planned for closure. As a result, the related reserves of $7.8 million of severance and $0.4 million of facility obligations were reversed in the fourth quarter of 2000 and the plan now calls for the termination of 5 salaried plant management and 41 hourly plant manufacturing employees of which 3 and 41 were terminated as of December 31, 2000, respectively. Costs incurred and charged to the reserves as of December 31, 2000 amounted to $1.1 million related to lease and other closure costs, $5.0 million in severance and $1.6 million related to asset impairment. These restructuring actions are expected to be completed by the end of 2001.

5. STOCKHOLDERS' INVESTMENT:

  Public Offering of Common Stock:

     During June 1998, Dura completed an offering of 3,500,000 shares of its Class A common stock at an offering price of $32.75 per share ("Offering"). Net proceeds to Dura, after underwriting discounts and offering expenses, were approximately $107.4 million. Proceeds from the Offering were used to retire outstanding indebtedness. Certain stockholders of Dura converted 1,308,000 shares of Class B common stock of Dura into Class A stock and sold such Class A stock concurrent with the Offering. In addition, an employee of Dura exercised an option to acquire 5,000 shares of Class A common stock at an exercise price of $14.50 per share, and sold such Class A shares concurrent with the Offering.

  Earnings Per Share:

     Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the year. Diluted earnings per share include (i) the effects of outstanding stock options and warrants using the treasury stock method, and (ii) the conversion of the Preferred Securities from their date of issuance on March 20, 1998, as follows (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Net income............................................  $41,777    $41,220    $26,024
Dividends on mandatorily redeemable convertible
  preferred securities, net of tax....................    2,445      2,445      1,908
                                                        -------    -------    -------
Net income applicable to common
  stockholders -- diluted.............................  $44,222    $43,665    $27,932
                                                        =======    =======    =======
Weighted average number of Class A common shares
  outstanding.........................................   14,150     12,940      6,763
Weighted average number of Class B common shares
  outstanding.........................................    3,318      3,323      3,945
                                                        -------    -------    -------
                                                         17,468     16,263     10,708

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Dilutive effect of outstanding stock options after
  application of the treasury stock method............       14        101         81
Dilutive effect of warrants...........................       76        114         --
Dilutive effect of mandatorily redeemable convertible
  preferred securities, assuming conversion...........    1,289      1,289      1,006
                                                        -------    -------    -------
Diluted shares outstanding............................   18,847     17,767     11,795
                                                        =======    =======    =======
Basic earnings per share..............................  $  2.39    $  2.53    $  2.43
                                                        =======    =======    =======
Diluted earnings per share............................  $  2.35    $  2.46    $  2.37
                                                        =======    =======    =======

  Stock Option Plan:

     During 1998, the board of directors and stockholders approved the 1998 Stock Incentive Plan (the "1998 Plan"). Certain people who are full-time, salaried employees of Dura are eligible to participate in the 1998 Plan (an "Employee Participant"). A committee of the board of directors selects the Employee Participants and determines the terms and conditions of the options. The 1998 Plan provides for the issuance of options at exercise prices equal to the stock market price on the date of grant to Employee Participants covering up to 1,000,000 shares of Class A common stock of Dura plus any shares carried over from the 1996 Key Employee Stock Option Plan plus an annual increase, as defined in the 1998 Plan, subject to certain adjustments reflecting changes in Dura's capitalization. As of December 31, 2000, 2,517,671 shares of Dura's Class A common stock were available for issuance under the 1998 Plan. Information regarding the option plans is as follows:

                                                                          WEIGHTED
                                                              WEIGHTED    AVERAGE
                                    SHARES                    AVERAGE    FAIR VALUE   EXERCISABLE
                                     UNDER       EXERCISE     EXERCISE   OF OPTIONS    AT END OF
                                    OPTION        PRICE        PRICE      GRANTED        YEAR
                                   ---------   ------------   --------   ----------   -----------
Outstanding, December 31, 1997...    316,673   $14.50-28.00    $20.86      $14.05        89,798
  Granted........................    740,700    29.00-38.63     30.96
  Exercised......................     (5,700)   14.50-20.75     15.27
  Forfeited......................    (46,875)   20.75-38.63     37.40
                                   ---------   ------------
Outstanding, December 31, 1998...  1,004,798    14.50-38.63     27.57       16.61       179,623
  Granted........................    826,000    17.00-29.25     18.13
  Granted(1).....................    257,520    15.31-26.72     20.35
  Exercised......................    (80,015)   15.47-25.75     17.48
  Forfeited......................    (52,045)   15.47-38.63     28.89
                                   ---------   ------------
Outstanding, December 31, 1999...  1,956,258    14.50-38.63     23.01       10.75       527,134
  Granted........................     55,000    12.81-14.44     13.66
  Exercised......................         --             --        --
  Forfeited......................   (371,570)   15.31-38.63     26.48
                                   ---------   ------------
Outstanding, December 31, 2000...  1,639,688   $12.81-38.63    $21.81      $ 6.09       489,196

---------------
(1) These shares were granted in accordance with the acquisition of Excel Industries, Inc. in March 1999 (See Note 3).

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The weighted average exercise price of options exercisable at end of year was $22.87 per share at December 31, 2000, $23.09 at December 31, 1999 and $18.39 at December 31, 1998. All options granted in the stock option plan have a contractual life of 10 years from the date of grant.

  Independent Director Stock Option Plan:

     The Dura Automotive Systems, Inc. Independent Director Stock Option Plan (the "Director Option Plan") provides for the issuance of options to Independent Directors, as defined, to acquire up to 100,000 shares of Dura's Class A common stock, subject to certain adjustments reflecting changes in Dura's capitalization. The option exercise price must be at least 100 percent of the market value of the Class A common stock at the time the option is issued. Such option grants vest six months from the date of grant. As of December 31, 2000, Dura had granted options under the Director Option Plan to acquire 21,000 shares of Dura's Class A common stock at an exercise price of $24.50 to $25.50 per share. As of December 31, 2000, 19,000 of these options were exercisable. No granted options have been exercised.

  Employee Stock Discount Purchase Plan:

     The Dura Automotive Systems, Inc. Employee Stock Discount Purchase Plan (the "Employee Stock Purchase Plan") provides for the sale of up to 500,000 shares of Dura's Class A common stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85% of the market value of Dura's Class A common stock at the date of purchase, as defined. Pursuant to this plan, 63,063, 51,283 and 24,932 shares of Class A common stock were issued to employees during the years ended December 31, 2000, 1999 and 1998, respectively. The weighted average fair value of shares purchased in 2000, 1999 and 1998 was $13.73, $26.42 and $25.94, respectively.

  Deferred Income Stock Plan

     During 1999, Dura established the Deferred Income Leadership Stock Purchase Plan (the "Deferred Income Stock Plan"), which allows certain employees to defer receipt of all or a portion of their annual cash bonus. Dura makes a matching contribution of one-third of the employee's deferral. Dura's matching contribution vests on the first day of the third plan year following the date of the employee's deferral. In accordance with the terms of the plan, the employee's deferral and Dura's matching contribution have been placed in a "Rabbi" trust, which invests solely in Dura's Class A common stock. During 2000, 16,694 shares were distributed to employees leaving 115,227 units remaining to be distributed. This trust arrangement offers the employee a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the employee from the trust can only be made in the form of Dura's Class A common stock. The assets of the trust remain subject to the creditors of Dura and are not the property of the employees; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock.

  Stock-Based Compensation Plans:

     Dura has elected to continue accounting for the above plans under APB No. 25, under which no compensation cost has been recognized during the three years ended December 31, 2000. Had compensation

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES cost for these plans been determined as required under SFAS No. 123, Dura's pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Net income
  As Reported -- Basic................................  $41,777    $41,220    $26,024
  Pro Forma...........................................  $39,741     38,728     25,530
  As Reported -- Diluted..............................  $44,222    $43,665    $27,932
  Pro Forma...........................................  $42,186     41,173     27,438
Basic earnings per share
  As Reported.........................................  $  2.39    $  2.53    $  2.43
  Pro Forma...........................................  $  2.28       2.38       2.38
Diluted earnings per share
  As Reported.........................................  $  2.35    $  2.46    $  2.37
  Pro-Forma...........................................  $  2.24       2.32       2.33

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2000, 1999 and 1998.

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.7% in 2000, 5.3% to 6.4% in 1999 and 4.6% to 5.7% in 1998; expected life of four years for 2000, 1999 and 1998; an average expected volatility of 49% in 2000, 47% in 1999 and 46% in 1998.

  Dividends:

     Dura has not declared or paid any cash dividends in the past. As discussed in Note 7, Dura's Credit Agreement restricts the amount of dividends Dura can declare or pay. As of December 31, 2000, under the most restrictive debt covenants, the Company could not have paid any cash dividends.

6. MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES:

     In March 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of Dura, completed the offering of $55.3 million of its 7 1/2% Convertible Trust Preferred Securities ("Preferred Securities"), resulting in net proceeds to Dura of approximately $52.6 million. The Preferred Securities are redeemable, in whole or part, on or after March 31, 2001 and all Preferred Securities must be redeemed no later than March 31, 2028. The Preferred Securities are convertible, at the option of the holder into Class A common stock of Dura at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42 7/8 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Dividends on the Preferred Securities, net of the related income tax benefit, are reflected as minority interest in the accompanying consolidated statements of operations.

     No separate financial statements of the Issuer have been included herein. Dura does not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer are owned, directly or indirectly, by Dura, a reporting company under the Exchange Act, (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 7 1/2% convertible subordinated debentures due March 2028 issued by Dura and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by Dura.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

7. DEBT:

     Debt consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
Credit Agreement:
  Tranche A and B term loans........................  $  506,115    $  550,521
  Revolving credit facility.........................     292,764       208,751
  9% Senior subordinated notes......................     394,240       401,560
  Other.............................................      32,095        70,190
                                                      ----------    ----------
                                                       1,225,214     1,231,022
Less -- Current maturities..........................     (64,013)      (52,712)
                                                      ----------    ----------
                                                      $1,161,201    $1,178,310
                                                      ==========    ==========

     Future maturities of long-term debt as of December 31, 2000 are as follows (in thousands):


2001.............................................  $   64,013
2002.............................................      62,091
2003.............................................      62,954
2004.............................................      65,558
2005.............................................     506,224
Thereafter.......................................     464,374
                                                   ----------
                                                   $1,225,214
                                                   ==========

     In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of December 31, 2000, rates on borrowings under the Credit Agreement are generally based on LIBOR and ranged from 6.6% to 8.9%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Existing economic and industry conditions have resulted in a significant decline in projected vehicle production volumes for the first quarter of 2001. If these conditions continue throughout the year, Dura is forecasting that it could be out of compliance with certain financial covenants included in the Credit Agreement which become more restrictive in the third quarter of 2001. In response, Dura has initiated discussions with its lenders with respect to amending such financial covenants. While Dura currently believes that it will be successful in obtaining an amendment, there can be no assurance that an amendment can be obtained on terms acceptable to Dura if this potential event of non-compliance materializes. No adjustment to the carrying amount or classification of assets or liabilities in the accompanying financial statements have been made with respect to this potential event of non-compliance. Dura was in compliance with the covenants as of December 31, 2000. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of December 31, 2000, $222.0

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES million of borrowings were denominated in U.S. dollars, $51.1 million of borrowings were denominated in British pound sterling, $10.3 million of borrowings were denominated in Euro, $6.0 million of borrowings were denominated in Canadian dollars and $3.4 million of borrowings were denominated in Australian dollars.

     In connection with the termination of Dura's 1998 credit facility, Dura wrote-off deferred financing costs of approximately $2.7 million, net of income taxes, during the first quarter of 1999. In addition, Dura wrote-off costs of approximately $2.7 million, net of income taxes, related to the tender of the $75.0 million of Trident outstanding 10% Senior Subordinated Notes due 2005 during the second quarter of 1999. These charges are reflected as extraordinary items in the accompanying 1999 statement of operations. Dura also refinanced certain indebtedness and wrote-off deferred financing costs of approximately $643,000, net of income taxes, in 1998. This charge is reflected as an extraordinary item in the accompanying 1998 statement of operations.

8. SENIOR SUBORDINATED NOTES:

     In April 1999, Dura completed the offering of $300 million and Euro 100 million of senior subordinated notes ("Subordinated Notes"). The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million to be used for general corporate purposes. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

9. INCOME TAXES:

     The summary of income before provision for income taxes, equity in losses of affiliates, minority interests, cumulative effect of change in accounting and extraordinary items consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Domestic..............................................  $53,304    $81,714    $43,048
Foreign...............................................   22,403     12,462      7,941
                                                        -------    -------    -------
     Total............................................  $75,707    $94,176    $50,989
                                                        =======    =======    =======

     The provision for income taxes consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Currently payable --
  Domestic............................................  $ 2,429    $32,478    $ 9,827
  Foreign.............................................   22,373      7,405      3,273
                                                        -------    -------    -------
     Total............................................   24,802     39,883     13,100
                                                        -------    -------    -------
Deferred --
  Domestic............................................    7,765     (3,525)     6,797
  Foreign.............................................   (1,996)     1,626      1,036
                                                        -------    -------    -------
     Total............................................    5,769     (1,899)     7,833
                                                        -------    -------    -------
     Total............................................  $30,571    $37,984    $20,933
                                                        =======    =======    =======

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Federal provision at statutory rates..................  $26,178    $32,962    $17,846
Foreign net operating losses not benefited............    5,544      2,259         --
Amortization of non-deductible goodwill...............    3,646      2,921        943
Foreign provision in excess of U.S. tax rate..........      970      2,089      1,830
State taxes, net of federal benefit...................      628      1,495        900
Research & development credits........................   (1,250)    (2,250)        --
Capital loss utilization..............................   (2,045)        --         --
Foreign sales corporation benefit.....................   (2,752)      (953)      (570)
Other, net............................................     (348)      (539)       (16)
                                                        -------    -------    -------
     Total............................................  $30,571    $37,984    $20,933
                                                        =======    =======    =======

     A summary of deferred tax assets (liabilities) is as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Depreciation and property basis differences............  $(26,936)   $(43,377)
Net operating loss carryforwards.......................    24,757       7,570
Facility closure and consolidation costs...............    19,957      35,080
Accrued compensation costs.............................    17,582      12,682
Legal and environmental costs..........................    13,148      17,063
Post-retirement benefit obligations....................     7,093      12,724
Loss contracts.........................................     4,124       9,859
Capital loss carryforward..............................     3,696          --
Inventory valuation adjustments........................     3,461       4,200
Bad debt allowance.....................................     1,370       4,472
Other..................................................     8,457      15,561
Valuation allowance....................................   (10,819)     (4,175)
                                                         --------    --------
                                                         $ 65,890    $ 71,659
                                                         ========    ========

     Net current deferred tax assets of $49.4 million in 2000 and $64.9 million in 1999 are included in other current assets. Net long term deferred tax assets of $16.5 million in 2000 and $6.7 million in 1999 are included in other assets. In 2000 and 1999, the valuation allowance increased by $6.6 million and $2.3 million respectively, to reflect uncertainties related to specific loss carryforwards. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. As of December 31, 2000, Dura had approximately $65.1 million of net operating loss carryforwards. Of the total loss carryforwards, $46.5 million have no expiration and $19.6 million expire in 2004 through 2019.

10. SEGMENT REPORTING:

     Dura follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Dura is organized in three divisions based on the products that each division offers to vehicle OEM customers. Each division reports their results of operations, submits budgets and makes capital

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES expenditure requests to the chief operating decision-making group. This group consists of the president and chief executive officer, the presidents of the three divisions, the chief financial officer, the vice-presidents of sales and human resources and the director of developing markets. Dura's operating segments have been aggregated into one reportable segment, as Dura believes it meets the aggregation criteria of SFAS No. 131. Dura's divisions, each with a separate management team, are dedicated to providing vehicle components and systems to OEM customers. Each of the divisions demonstrate similar economic performance, mainly driven by vehicle production volumes of the customers for which they service. All of the Dura's operations use similar manufacturing techniques and utilize common cost saving tools. These techniques include continuous improvement programs designed to reduce Dura's overall cost base and to enable Dura to better handle OEM volume fluctuations.

     The following table presents revenues and long-lived assets for each of the geographic areas in which Dura operates (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                         -------------------------------------------------------------------------
                                  2000                      1999                     1998
                         -----------------------   -----------------------   ---------------------
                                      LONG-LIVED                LONG-LIVED              LONG-LIVED
                          REVENUES      ASSETS      REVENUES      ASSETS     REVENUES     ASSETS
                         ----------   ----------   ----------   ----------   --------   ----------
North America..........  $1,784,664    $304,594    $1,493,749    $300,391    $570,464    $126,368
Europe.................     798,471     200,178       679,662     192,862     149,914      57,803
Other foreign
  countries............      49,949      29,140        26,974       7,641      19,089       4,561
                         ----------    --------    ----------    --------    --------    --------
                         $2,633,084    $533,912    $2,200,385    $500,894    $739,467    $188,732
                         ==========    ========    ==========    ========    ========    ========

     Revenues are attributed to geographic locations based on the location of product production.

     The following is a summary composition by product category of Dura's revenues (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                     2000          1999         1998
                                                  ----------    ----------    --------
Engineered products.............................  $  603,626    $  459,579    $197,991
Window systems..................................     504,807       393,202          --
Automotive cables...............................     394,662       411,740     282,616
Seating systems.................................     349,780       123,112          --
Door & exterior trim systems....................     226,209       220,938          --
Parking brake mechanisms........................     205,398       246,124     134,856
Transmission shifter mechanisms.................     184,254       214,387     124,004
Mobile products.................................     164,348       131,303          --
                                                  ----------    ----------    --------
Revenues from external customers................  $2,633,084    $2,200,385    $739,467
                                                  ==========    ==========    ========

     Dura sells its products directly to OEMs. Customers that accounted for a significant portion of consolidated revenues for each of the three years in the period ended December 31, 2000 were as follows:

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Ford Motor Company..........................................   26%     26%     36%
General Motors..............................................   13%     15%     23%
DaimlerChrysler.............................................   10%     11%     15%
Lear Corporation............................................   10%      3%     --

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     As of December 31, 2000 and 1999, receivables from these customers represented 50% and 49% of total accounts receivable.

11. EMPLOYEE BENEFIT PLANS:

  Defined Benefit Plans and Post-retirement Benefits:

     Dura sponsors nineteen defined benefit plans that cover certain hourly and salary employees in the United States and certain European countries. Dura's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, Dura has ten post-retirement medical benefit plans for certain employee groups and has recorded a liability for its estimated obligation under these plans. The tables below are based on a September 30 measurement date in 2000 and a December 31 measurement date in 1999.

     The change in benefit obligation, plan assets and funded status consisted of the following (in thousands):

                             PENSION PLANS IN WHICH    PENSION PLANS IN WHICH
                                  ASSETS EXCEED         ACCUMULATED BENEFITS     POST-RETIREMENT BENEFITS
                              ACCUMULATED BENEFITS          EXCEED ASSETS           OTHER THAN PENSIONS
                             -----------------------   -----------------------   -------------------------
                                2000         1999         2000         1999         2000          1999
                             ----------   ----------   ----------   ----------   -----------   -----------
Change in Benefit
  Obligation:
  Benefit obligation at
     beginning of year.....   $ 89,313     $ 12,656     $ 81,268     $ 21,965     $ 23,183      $ 17,685
  Service cost.............      3,028        1,980        1,564        3,707          448           777
  Interest cost............      4,960        3,391        5,401        4,539        1,633         1,851
  Plan participants'
     contributions.........        463          420          194          210           --           136
  Amendments...............        737           --           --           --           --            --
  Actuarial (gain) loss....     (3,292)      (2,595)      (6,828)      (1,354)        (223)         (891)
  Acquisitions.............         --       69,189           --       63,576          791         5,277
  Benefits paid............     (6,125)      (3,123)      (4,384)      (4,180)      (2,470)       (1,747)
  Exchange rate changes....     (5,555)         429        2,151         (229)         (41)           95
                              --------     --------     --------     --------     --------      --------
  Benefit obligation at end
     of year...............   $ 83,529     $ 82,347     $ 79,366     $ 88,234     $ 23,321      $ 23,183
                              ========     ========     ========     ========     ========      ========
Change in Plan Assets:
  Fair value at plan assets
     at beginning of
     year..................   $117,709     $ 11,127     $ 61,250     $ 15,362     $     --      $     --
  Actual return on plan
     assets................        619        8,901       (3,434)       1,529           --            --
  Acquisitions.............         --       92,370        2,870       52,515           --            --
  Employer contributions...      2,480        1,505        3,652        1,596        2,448         1,706
  Plan participants'
     contributions.........        463          420           --          210           --           104
  Benefits paid............     (6,125)      (3,123)      (3,874)      (3,781)      (2,448)       (1,810)
  Exchange rate changes....     (7,669)         382         (808)         (54)          --            --
                              --------     --------     --------     --------     --------      --------
  Fair value of plan assets
     at end of year........   $107,477     $111,582     $ 59,656     $ 67,377     $     --      $     --
                              ========     ========     ========     ========     ========      ========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                             PENSION PLANS IN WHICH    PENSION PLANS IN WHICH
                                  ASSETS EXCEED         ACCUMULATED BENEFITS     POST-RETIREMENT BENEFITS
                              ACCUMULATED BENEFITS          EXCEED ASSETS           OTHER THAN PENSIONS
                             -----------------------   -----------------------   -------------------------
                                2000         1999         2000         1999         2000          1999
                             ----------   ----------   ----------   ----------   -----------   -----------
Change in Funded Status:
  Funded status............   $ 23,948     $ 29,235     $(19,710)    $(20,857)    $(23,321)     $(23,183)
  Unrecognized actuarial
     (gain) loss...........     (2,098)      (3,084)       4,896        2,335       (1,255)       (1,102)
  Unrecognized prior
     service cost..........        867          256            5          192          (64)          (72)
  Adjustment to recognize
     minimum liability.....      3,897         (797)      (4,065)        (642)          --            --
                              --------     --------     --------     --------     --------      --------
  Prepaid/(Accrued) benefit
     cost..................   $ 26,614     $ 25,610     $(18,874)    $(18,972)    $(24,640)     $(24,357)
                              ========     ========     ========     ========     ========      ========

     The following weighted-average assumptions were used to account for the plans:

                                                                   POST-RETIREMENT BENEFITS
                                            PENSION BENEFITS         OTHER THAN PENSIONS
                                         ----------------------    ------------------------
                                           2000         1999          2000          1999
                                         ---------    ---------    ----------    ----------
Discount rate..........................  5.50-7.50%   5.50-7.50%   6.75-7.50%    6.75-7.50%
Expected return on plan assets.........  7.50-8.00%   7.50-9.50%         N/A           N/A
Rate of compensation increase..........  2.50-4.00%   2.50-4.80%         N/A           N/A

     For measurement purposes, a 5.00%-8.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to remain constant thereafter.

     The components of net periodic benefit costs are as follows (in thousands):

                                                                    POST-RETIREMENT BENEFITS
                                          PENSION BENEFITS             OTHER THAN PENSIONS
                                      YEARS ENDED DECEMBER 31,      YEARS ENDED DECEMBER 31,
                                    ----------------------------    -------------------------
                                      2000       1999      1998      2000      1999     1998
                                    --------   --------   ------    -------   -------   -----
Service cost......................  $  4,592   $  5,724   $1,377    $  451    $  780    $246
Interest cost.....................    10,362      7,926    1,424     1,654     1,872     830
Expected return on plan assets....   (13,299)   (10,763)  (1,600)       --        --      --
Amendments/curtailments...........         2       (470)      --        --        --      --
Amortization of prior service
  cost............................      (675)      (319)      46       (46)       (8)     (8)
Recognized actuarial (gain)
  loss............................         5        644       15        --        25     (72)
                                    --------   --------   ------    ------    ------    ----
Net periodic benefit cost.........  $    987   $  2,742   $1,262    $2,059    $2,669    $996
                                    ========   ========   ======    ======    ======    ====

     Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                             1-PERCENTAGE-POINT    1-PERCENTAGE-POINT
                                                  INCREASE              DECREASE
                                             ------------------    ------------------
Effect on total of service and interest
  cost components..........................        $  180               $  (156)
Effect on the post-retirement benefit
  obligation...............................        $1,611               $(1,439)

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  Retirement Savings Plans:

     Dura sponsors various employee retirement savings plans that allow qualified employees to provide for their retirement on a tax-deferred basis. In accordance with the terms of the retirement savings plans, Dura is required to match certain of the participants' contributions and/or provide employer contributions based on Dura's performance and other factors. Such employer contributions totaled $9.5 million, $4.7 million and $2.8 million during fiscal 2000, 1999 and 1998.

12. COMMITMENTS AND CONTINGENCIES:

  Leases:

     Dura leases office and manufacturing space and certain equipment under operating lease agreements which require it to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. Future annual rental commitments at December 31, 2000 under these operating leases are as follows (in thousands):

YEAR                                                 AMOUNT
----                                                 -------
2001...............................................  $10,064
2002...............................................   10,859
2003...............................................   11,936
2004...............................................   11,300
2005...............................................   11,610
Thereafter.........................................   27,637

  Litigation:

     Dura is subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. In the event of a product recall by an original equipment manufacturer, it is possible that the manufacturer will seek reimbursement of the costs to repair from Dura. Management believes that Dura maintains adequate insurance, including product liability coverage, to cover certain of these claims. Dura has established reserves for issues that are probable and estimatable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to Dura's business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Dura, however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

13. RELATED PARTY TRANSACTIONS:

     Dura paid fees to Hidden Creek Industries ("HCI"), an affiliate of Dura, of approximately $2.1 million in 2000 in connection with the Meritor acquisition and other business development services. In 1999 Dura paid fees to HCI of $9.5 million in connection with the acquisitions of Excel and Adwest, the offering of the Subordinated Notes, the tender of the Trident notes and the amended Credit Agreement. In 1998 Dura paid fees to HCI of $3.7 million in connection with the acquisition of Universal, Hinge and Trident, the Offering and the Preferred Securities. See Note 3 for discussion of acquisitions.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a condensed summary of actual quarterly results of operations for 2000 and 1999 (in thousands, except per share amounts):

                                                                                BASIC       DILUTED
                                           GROSS      OPERATING      NET      EARNINGS     EARNINGS
                              REVENUES     PROFIT      INCOME      INCOME     PER SHARE    PER SHARE
                              --------    --------    ---------    -------    ---------    ---------
2000:
  First.....................  $682,769    $109,115     $58,156     $16,460      $0.94        $0.90
  Second....................   707,690     114,427      47,750      11,520       0.66         0.64
  Third.....................   587,081      93,631      45,411      10,255       0.59         0.58
  Fourth....................   655,544      79,367      36,823       3,542       0.20         0.20
1999:
  First.....................  $264,701    $ 46,482     $25,900     $ 3,492      $0.27        $0.27
  Second....................   685,167     102,499      55,781      15,669       0.90         0.86
  Third.....................   580,886      89,407      43,845      11,291       0.65         0.63
  Fourth....................   669,631     107,292      45,353      10,768       0.62         0.60

15. CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:

     The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to Dura's business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of Dura and has fully and unconditionally guaranteed the 9% senior subordinated notes issued by Dura Operating Corp., on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2000

                                          DURA                     NON-
                                       OPERATING    GUARANTOR   GUARANTOR
                                         CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                       ----------   ---------   ----------   ------------   ------------
                                                            (AMOUNTS IN THOUSANDS)
                                                 ASSETS
Current assets:
  Cash and cash equivalents..........  $   18,154   $  1,060    $   11,224            --     $   30,438
  Accounts receivable, net...........     138,628     33,600       195,277            --        367,505
  Inventories........................      50,140     20,218        78,561            --        148,919
  Other current assets...............      74,444     15,112        80,527            --        170,083
  Due from affiliates................     127,166     61,800        32,979   $  (221,945)            --
                                       ----------   --------    ----------   -----------     ----------
     Total current assets............     408,532    131,790       398,568      (221,945)       716,945
                                       ----------   --------    ----------   -----------     ----------
Property, plant and equipment, net...     200,289     52,448       281,175            --        533,912
Investment in subsidiaries...........     583,799     27,000        50,396      (661,195)            --
Notes receivable from affiliates.....     354,502    115,189        72,187      (541,878)            --
Goodwill, net........................     419,260    116,958       491,895            --      1,028,113
Other assets, net....................      31,772     11,554        34,751            --         78,077
                                       ----------   --------    ----------   -----------     ----------
                                       $1,998,154   $454,939    $1,328,972   $(1,425,018)    $2,357,047
                                       ==========   ========    ==========   ===========     ==========
                                LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable...................  $   97,211   $ 14,892    $  146,792   $        --     $  258,895
  Accrued liabilities................      83,618     16,074       125,340            --        225,032
  Current maturities of long-term
     debt............................      36,091         --        27,922            --         64,013
  Due to affiliates..................      80,036     28,816       113,093      (221,945)            --
                                       ----------   --------    ----------   -----------     ----------
     Total current liabilities.......     296,956     59,782       413,147      (221,945)       547,940
                                       ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
  maturities.........................     676,840         --        90,121            --        766,961
Subordinated notes...................     394,240         --            --            --        394,240
Other noncurrent liabilities.........      51,314     31,485        56,463            --        139,262
Notes payable to affiliates..........      35,328     64,978       441,572      (541,878)            --
                                       ----------   --------    ----------   -----------     ----------
     Total liabilities...............   1,454,678    156,245     1,001,303      (763,823)     1,848,403
                                       ----------   --------    ----------   -----------     ----------
Mandatorily redeemable convertible
  trust preferred securities.........      55,250         --            --            --         55,250
Stockholders' investment:............     490,192    298,694       362,501      (661,195)       490,192
  Accumulated other comprehensive
     loss............................      (1,966)        --       (34,832)           --        (36,798)
                                       ----------   --------    ----------   -----------     ----------
                                       $1,998,154   $454,939    $1,328,972   $(1,425,018)    $2,357,047
                                       ==========   ========    ==========   ===========     ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DEC. 31, 2000

                                           DURA                     NON-
                                        OPERATING    GUARANTOR   GUARANTOR
                                          CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                        ----------   ---------   ----------   ------------   ------------
                                                             (AMOUNTS IN THOUSANDS)
Revenues..............................  $1,227,089   $390,912    $1,069,868     $(54,785)     $2,633,084
Cost of sales.........................   1,068,520    312,334       910,475      (54,785)      2,236,544
                                        ----------   --------    ----------     --------      ----------
     Gross profit.....................     158,569     78,578       159,393           --         396,540
Selling, general and administrative
  expenses............................      76,589     18,329        70,606           --         165,524
Facility consolidation, product recall
  and other charges...................      19,483      1,379        (5,501)          --          15,361
Amortization expense..................      11,401      3,631        12,483           --          27,515
                                        ----------   --------    ----------     --------      ----------
     Operating income.................      51,096     55,239        81,805           --         188,140
Interest expense, net.................      60,904      2,730        48,799           --         112,433
                                        ----------   --------    ----------     --------      ----------
     Income before provision for
       income taxes, equity in
       (earnings) of affiliates and
       minority interest..............      (9,808)    52,509        33,006           --          75,707
                                        ----------   --------    ----------     --------      ----------
Provision for income taxes............          (5)    10,199        20,377           --          30,571
Minority interests and equity in
  (earnings) of affiliates, net.......     (54,025)        --        (6,687)      61,626             914
Minority interest-dividends on trust
  preferred securities, net...........       2,445         --            --           --           2,445
                                        ----------   --------    ----------     --------      ----------
     Net income (loss)................  $   41,777   $ 42,310    $   19,316     $(61,626)     $   41,777
                                        ==========   ========    ==========     ========      ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DEC. 31, 2000

                                          DURA                    NON-
                                        OPERATING   GUARANTOR   GUARANTOR
                                          CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                        ---------   ---------   ---------   ------------   ------------
                                                            (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss)...................  $ 41,777    $ 45,093    $ 22,100      $(67,193)     $  41,777
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization....    35,060      10,193      40,250            --         85,503
     Deferred income tax provision....    13,874      (5,974)     (2,131)           --          5,769
     Equity in losses of affiliates
       and minority interest..........   (54,025)         --      (6,687)       61,626            914
     Changes in other operating
       items..........................   (16,880)    (25,452)     25,928            --        (16,404)
                                        --------    --------    --------      --------      ---------
       Net cash provided by (used in)
          operating activities........    19,806      23,860      79,460        (5,567)       117,559
                                        --------    --------    --------      --------      ---------
INVESTING ACTIVITIES:
  Capital expenditures, net...........   (38,461)    (10,170)    (61,501)           --       (110,132)
  Acquisitions, net...................        --      (9,147)     (9,963)           --        (19,110)
                                        --------    --------    --------      --------      ---------
       Net cash used in investing
          activities..................   (38,461)    (19,317)    (71,464)           --       (129,242)
                                        --------    --------    --------      --------      ---------
FINANCING ACTIVITIES:
  Proceeds from borrowings, net.......    45,625        (414)    (25,499)           --         19,712
  Common stock repurchases............    (1,723)         --          --            --         (1,723)
  Proceeds from issuance of common
     stock and exercise of stock
     options..........................       928          --          --            --            928
  Dividends paid......................        --      (2,783)     (2,784)        5,567             --
                                        --------    --------    --------      --------      ---------
       Net cash provided by (used for)
          financing activities........    44,830      (3,197)    (28,283)        5,567         18,917
                                        --------    --------    --------      --------      ---------
EFFECT OF EXCHANGE RATES ON CASH......    (9,288)         --       8,795            --           (493)
                                        --------    --------    --------      --------      ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS.........................    16,887       1,346     (11,492)           --          6,741
CASH AND CASH EQUIVALENTS:
  Beginning of period.................     1,267        (286)     22,716            --         23,697
                                        --------    --------    --------      --------      ---------
  End of period.......................  $ 18,154    $  1,060    $ 11,224      $     --      $  30,438
                                        ========    ========    ========      ========      =========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 1999

                                      DURA                     NON-
                                   OPERATING    GUARANTOR   GUARANTOR
                                     CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                   ----------   ---------   ----------   ------------   ------------
                                                        (AMOUNTS IN THOUSANDS)
                                               ASSETS
Current assets:
  Cash and cash equivalents......  $      277   $    704    $   22,716   $        --     $   23,697
  Accounts receivable, net.......     161,403     94,542       222,597            --        478,542
  Inventories....................      36,062     32,513        67,987            --        136,562
  Other current assets...........      66,920     23,171        64,613            --        154,704
  Due from affiliates............     167,536    136,813        10,666      (315,015)            --
                                   ----------   --------    ----------   -----------     ----------
     Total current assets........     432,198    287,743       388,579      (315,015)       793,505
                                   ----------   --------    ----------   -----------     ----------
Property, plant and equipment,
  net............................     125,328    117,960       257,606            --        500,894
Investment in subsidiaries.......     558,950     29,042        43,459      (631,451)            --
Notes receivable from
  affiliates.....................     450,669      3,466        36,557      (490,692)            --
Goodwill, net....................     355,605    186,117       526,215            --      1,067,937
Other assets, net................      38,651     13,756        30,124            --         82,531
                                   ----------   --------    ----------   -----------     ----------
                                   $1,961,401   $638,084    $1,282,540   $(1,437,158)    $2,444,867
                                   ==========   ========    ==========   ===========     ==========

                              LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable...............  $  102,983   $ 37,324    $  141,106            --     $  281,413
  Accrued liabilities............      93,727     51,379       151,325            --        296,431
  Current maturities of long-term
     debt........................      16,247      2,159        34,306            --         52,712
  Due to affiliates..............     155,773    111,204        48,038      (315,015)            --
                                   ----------   --------    ----------   -----------     ----------
     Total current liabilities...     368,730    202,066       374,775      (315,015)       630,556
                                   ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
  maturities.....................     661,737         79       114,934            --        776,750
Subordinated notes...............     401,560         --            --            --        401,560
Other noncurrent liabilities.....      26,637     55,467        67,651            --        149,755
Notes payable to affiliates......          --     36,565       454,127      (490,692)            --
                                   ----------   --------    ----------   -----------     ----------
     Total liabilities...........   1,458,664    294,177     1,011,487      (805,707)     1,958,621
                                   ----------   --------    ----------   -----------     ----------
Mandatorily redeemable
  convertible trust preferred
  securities.....................      55,250         --            --            --         55,250
Stockholders' investment: .......     447,487    343,907       287,544      (631,451)       447,487
  Accumulated other comprehensive
     loss........................          --         --       (16,491)           --        (16,491)
                                   ----------   --------    ----------   -----------     ----------
                                   $1,961,401   $638,084    $1,282,540   $(1,437,158)    $2,444,867
                                   ==========   ========    ==========   ===========     ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DEC. 31, 1999

                                             DURA                    NON-
                                           OPERATING   GUARANTOR   GUARANTOR
                                             CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                           ---------   ---------   ---------   ------------   ------------
                                                               (AMOUNTS IN THOUSANDS)
Revenues.................................  $831,615    $588,412    $805,217      $(24,859)     $2,200,385
Cost of sales............................   703,071     499,400     677,093       (24,859)      1,854,705
                                           --------    --------    --------      --------      ----------
     Gross profit........................   128,544      89,012     128,124            --         345,680
Selling, general and administrative
  expenses...............................    58,493      15,820      55,766            --         130,079
Facility consolidation charge............       290          --      15,956            --          16,246
Amortization expense.....................     7,413       5,514      10,619            --          23,546
                                           --------    --------    --------      --------      ----------
     Operating income....................    62,348      67,678      45,783            --         175,809
Interest expense, net....................    40,196       3,627      37,810            --          81,633
                                           --------    --------    --------      --------      ----------
     Income before provision for income
       taxes, equity in (earnings) of
       affiliates and minority
       interest..........................    22,152      64,051       7,973            --          94,176
                                           --------    --------    --------      --------      ----------
Provision for income taxes...............     4,275      24,761       8,948            --          37,984
Minority interests and equity in
  (earnings) of affiliates, net..........   (30,947)         --      (1,121)       36,046           3,978
Minority interest-dividends on trust
  preferred securities, net..............     2,445          --          --            --           2,445
                                           --------    --------    --------      --------      ----------
     Income before extraordinary item and
       accounting change.................    46,379      39,290         146       (36,046)         49,769
                                           --------    --------    --------      --------      ----------
Extraordinary item -- loss on early
  extinguishment of debt, net............     2,012          --       3,390            --           5,402
Cumulative effect of change in
  accounting, net........................     3,147          --          --            --           3,147
                                           --------    --------    --------      --------      ----------
     Net income (loss)...................  $ 41,220    $ 39,290    $ (3,244)     $(36,046)     $   41,220
                                           ========    ========    ========      ========      ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DEC. 31, 1999

                                            DURA                    NON-
                                          OPERATING   GUARANTOR   GUARANTOR
                                            CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                          ---------   ---------   ---------   ------------   ------------
                                                              (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).....................  $  41,220   $ 39,290    $  (3,244)    $(36,046)     $  41,220
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization......     26,032     14,290       36,332                      76,654
     Deferred income tax provision......     (1,899)        --           --           --         (1,899)
     Equity in losses of affiliates and
       minority interest................    (30,947)        --       (1,121)      36,046          3,978
     Extraordinary loss on
       extinguishment of debt...........      2,012         --        3,390           --          5,402
     Change in method of accounting.....      3,147         --           --           --          3,147
     Facility consolidation charge......        290         --       15,956           --         16,246
     Changes in other operating items...      9,033    (16,444)     (56,395)          --        (63,806)
                                          ---------   --------    ---------     --------      ---------
       Net cash provided by (used in)
          operating activities..........     48,888     37,136       (5,082)          --         80,942
                                          ---------   --------    ---------     --------      ---------
INVESTING ACTIVITIES:
  Acquisitions, net of cash
  Acquired..............................   (185,259)    (8,619)    (330,155)          --       (524,033)
  Capital expenditures, net.............    (16,011)   (20,007)     (44,451)          --        (80,469)
  Other, net............................         --     (1,994)      (1,449)          --         (3,443)
                                          ---------   --------    ---------     --------      ---------
       Net cash used in investing
          activities....................   (201,270)   (30,620)    (376,055)          --       (607,945)
                                          ---------   --------    ---------     --------      ---------
FINANCING ACTIVITIES:
  Proceeds from borrowings, net.........    358,551    (10,710)    (199,229)          --        148,612
  Debt financing (to)/from affiliates...   (584,800)     5,455      579,345           --             --
  Proceeds from issuance of common stock
     and exercise of stock options......      2,545         --           --           --          2,545
  Proceeds from subordinated note
     offering, net......................    394,653         --           --           --        394,653
  Debt issue costs......................    (19,537)        --           --           --        (19,537)
                                          ---------   --------    ---------     --------      ---------
       Net cash provided by (used for)
          financing activities..........    151,412     (5,255)     380,116           --        526,273
                                          ---------   --------    ---------     --------      ---------
EFFECT OF EXCHANGE RATES ON CASH........         --         --        3,883           --          3,883
                                          ---------   --------    ---------     --------      ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS...........................       (970)     1,261        2,862           --          3,153
CASH AND CASH EQUIVALENTS:
  Beginning of period...................      1,247       (557)      19,854           --         20,544
                                          ---------   --------    ---------     --------      ---------
  End of period.........................  $     277   $    704    $  22,716     $     --      $  23,697
                                          =========   ========    =========     ========      =========

                         INDEPENDENT PUBLIC ACCOUNTANTS

To Dura Automotive Systems, Inc.:

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Minneapolis, Minnesota,
January 24, 2001

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

ADDITIONAL PURCHASE LIABILITIES RECORDED IN CONJUNCTION WITH ACQUISITIONS:

     The transactions in the purchase liabilities recorded in conjunction with acquisitions for the years ending December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
Balance, beginning of the year.....................  $ 82,120    $ 81,209    $ 27,934
Provisions.........................................     3,107      39,827      66,292
Reversals..........................................    (8,898)         --          --
Utilizations.......................................   (28,161)    (38,916)    (13,017)
                                                     --------    --------    --------
Balance, end of the year...........................  $ 48,168    $ 82,120    $ 81,209
                                                     ========    ========    ========

FACILITY CONSOLIDATION CHARGE:

     The transactions in the facility consolidation reserve accounts for the year ending December 31, 2000, 1999 and 1998 were as follows (in thousands):

                                                            2000       1999      1998
                                                           -------    -------    ----
Balance, beginning of the year...........................  $12,501    $    --     --
Provisions...............................................    6,840     14,639     --
Reversals................................................   (8,201)        --     --
Utilizations.............................................   (6,715)    (2,138)    --
                                                           -------    -------    ---
Balance, end of the year.................................  $ 4,425    $12,501    $--
                                                           =======    =======    ===

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in Dura's 2001 Proxy Statement.

B. EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to Dura's executive officers as of March 1, 2001:

NAME                                     AGE                 POSITION(S)
----                                     ---                 -----------
S.A. Johnson...........................  60    Chairman and Director
Karl F. Storrie........................  63    President, Chief Executive Officer and
                                                 Director
David R. Bovee.........................  51    Vice President, Chief Financial Officer
                                               and Assistant Secretary
Joe A. Bubenzer........................  49    Vice President
John J. Knappenberger..................  54    Vice President
Milton D. Kniss........................  53    Vice President and President -- Cockpit
                                                 Systems Division
Michael C. Paquette....................  58    Vice President
Robert A. Pickering....................  57    Vice President and President -- Atwood
                                                 Mobile Products Division
Scott D. Rued..........................  44    Vice President
Jurgen von Heyden......................  53    Vice President and President -- Body &
                                                 Glass Division

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

     David R. Bovee has served as Vice President and Chief Financial Officer of Dura since January 2001 and from November 1990 to May 1997. From May 1997 until January 2001, Mr. Bovee served as Vice President of Business Development. Mr. Bovee also serves as Assistant Secretary for Dura. Prior to joining Dura, Mr. Bovee served as Vice President at Wickes in its Automotive Group from 1987 to 1990.

     Joe A. Bubenzer has served as Senior Vice President of Dura since October 1995. Positions at Dura have included President of Engineered Products Division, Managing Director of Dura Europe and Vice President of Sales/Engineering. Prior to joining Dura in October 1993, Mr. Bubenzer filled various executive positions with ITT Automotive, a supplier of systems to the automotive industry, where he worked for six years, and, prior to such time, at GM, where he worked for 14 years.

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

     Milton D. Kniss has served as Vice President of Operations of Dura since January 1994 and President of the Cockpit Systems Division since October 2000. From April 1991 until January 1994, Mr. Kniss served as Director of Michigan Operations for Dura. Mr. Kniss joined the predecessor in 1981 as a Divisional Purchasing Manager, served as Plant Manager of East Jordan, Michigan from 1982 until 1986, and Plant Manager of Gordonsville, Tennessee until 1991.

     Michael C. Paquette has served as Vice President of Human Resources of Dura since March 1999. From 1995 to February 1999, Mr. Paquette was Vice President of Corporate Human Resources of Excel. From 1983 to 1995, Mr. Paquette was Vice President of Human Resources for the Power Generation Group of Cummins Engine Company, a manufacturer of diesel engines and related components.

     Robert A. Pickering has served as Vice President of Dura since March 1999 and President of the Atwood Mobile Products Division since January 2000. From December 1996 to March 1999, Mr. Pickering was Vice President of Excel. From 1989 to 1996, Mr. Pickering was employed by Atwood Industries, serving as Vice President of manufacturing of Atwood Automotive Division from 1989 to 1991 and President of Atwood Mobile Products from 1991 to 1996. Prior to joining Atwood Industries, Mr. Pickering's employment included seven years with Tech Form Industries, an automotive OEM supplier, six years with Volkswagen of America, and ten years with the Chevrolet Division of General Motors.

     Scott D. Rued has served as Vice President of Dura since November 1990. Mr. Rued, a stockholder of J2R, has also served as Executive Vice President and Chief Financial Officer of Hidden Creek since January 1994 and served as its Vice President -- Finance and Corporate Development from June 1989 through 1993. Mr. Rued has served as Vice President, Corporate Development and a director of Tower Automotive, Inc. since April 1993. Mr. Rued served as Vice President, Chief Financial Officer and a director of Automotive Industries Holding, Inc. from April 1990 to 1995. Mr. Rued is also a director of The Rottlund Company, Inc., a corporation engaged in the development and sale of residential real estate.

     Jurgen von Heyden has served as Vice President of Dura and President of the Body & Glass Division since February 2000. Mr. von Heyden served as Managing Director of Dura Body & Glass Systems GmbH in Plettenberg, Germany from March 1999 to February 2000. Prior to the acquisition of Schade, Mr. von Heyden served as the Managing Director/CEO of Schade since 1997. Before joining Schade he was the Managing Director of Happich, later becoming Becker-Group. Mr. von Heyden has been in the automotive supplier industry since 1984 with professional training of Diplom-Ingenieur and Diplom-Wirtschaftsingenieur.

C. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in Dura's 2001 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in Dura's 2001 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Security Ownership" which appears in Dura's 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in Dura's 2001 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

        (1) Financial Statements:

           - Report of Independent Public Accountants

           - Consolidated Balance Sheets as of December 31, 2000 and 1999

           - Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998

           - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2000, 1999 and 1998

           - Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

           - Notes to Consolidated Financial Statements

        (2) Financial Statement Schedules:

           - Financial Statement Schedule II -- Valuation and Qualifying
             Accounts

        (3) Exhibits: See "Exhibit Index" beginning on page 63.

     (b) REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DURA AUTOMOTIVE SYSTEMS, INC.

                                          By /s/ S.A. JOHNSON
                                            ------------------------------------
                                                  S.A. Johnson, Chairman

Date: March 14, 2001

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                 /s/ S.A. JOHNSON                    Chairman and Director              March 14, 2001
---------------------------------------------------
                   S.A. Johnson

                /s/ KARL F. STORRIE                  President, Chief Executive         March 14, 2001
---------------------------------------------------    Officer (Principal Executive
                  Karl F. Storrie                      Officer) and Director

            /s/ ROBERT E. BROOKER, JR.               Director                           March 14, 2001
---------------------------------------------------
              Robert E. Brooker, Jr.

                /s/ JACK K. EDWARDS                  Director                           March 14, 2001
---------------------------------------------------
                  Jack K. Edwards

          /s/ JAMES O. FUTTERKNECHT, JR.             Director                           March 14, 2001
---------------------------------------------------
               James O. Futterknecht

               /s/ J. RICHARD JONES                  Director                           March 14, 2001
---------------------------------------------------
                 J. Richard Jones

               /s/ JOHN C. JORGENSEN                 Director                           March 14, 2001
---------------------------------------------------
                 John C. Jorgensen

              /s/ WILLIAM L. ORSCHELN                Director                           March 14, 2001
---------------------------------------------------
                William L. Orscheln

                 /s/ ERIC J. ROSEN                   Director                           March 14, 2001
---------------------------------------------------
                   Eric J. Rosen

             /s/ RALPH R. WHITNEY, JR.               Director                           March 14, 2001
---------------------------------------------------
                 Ralph R. Whitney

                /s/ DAVID R. BOVEE                   Vice President and Chief           March 14, 2001
---------------------------------------------------    Financial Officer (Principal
                  David R. Bovee                       Accounting Officer)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



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

3.2     Amended and Restated By-laws of Dura Automotive Systems, Inc.,                                   *
        incorporated by reference to exhibit 3.2 of the Registration
        Statement on Form S-1 (Registration No. 333-06601) (the "S-1").

4.1     Amended and Restated Stockholders Agreement, dated as of August 13,                              *
        1996, by and among Dura, Onex U.S. Investments, Inc., J2R, Alkin, the
        HCI Stockholders (as defined therein) and the Management Stockholders
        (as defined therein), incorporated by reference to Exhibit 10.30 of the
        S-1.

4.2     Amendment No. 1 to Amended and Restated Stockholders Agreement, dated                            *
        as of August 13, 1996, by and between Dura, Onex DHC LLC, J2R, Alkin and the HCI Stockholders and the Management Stockholders, incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q for
        the quarter ended September 30, 1997.

4.3     Registration Agreement, dated as of August 31, 1994, among Dura, Alkin                           *
        and the MC Stockholders (as defined therein), incorporated by reference to Exhibit 4.3 of the S-1.

4.4     Amendment to Registration Agreement, dated May 17, 1995, by and between                          *
        Dura, the MC Stockholders (as defined therein) and Alkin, incorporated by reference to Exhibit 4.4 of the S-1.

4.5     Amended and Restated Investor Stockholder Agreement, dated as of August                          *
        13, 1996, by and among Dura, Onex, U.S. Investments, Inc., J2R and certain other stockholders party thereto, incorporated by reference to
        Exhibit 10.31 of the S-1.

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

4.9     Certificate of Trust of Dura Automotive Systems Capital Trust,                                   *
        incorporated by reference to Exhibit 4.8 of the Registrant's Form S-3,
        Registration No. 333-47273 filed under the Securities Act of 1933 (the
        "Form S-3").

4.10    Form of Amended and Restated Trust Agreement of Dura Automotive Systems                          *
        Capital Trust among Dura Automotive Systems, Inc., as Sponsor, The
        First National Bank of Chicago, as Property Trustee, First Chicago
        Delaware, Inc., as Delaware Trustee and the Administrative Trustees
        named therein, incorporated by reference to Exhibit 4.9 of the Form
        S-3.

4.11    Form of Junior Convertible Subordinated Indenture between Dura                                   *
        Automotive Systems, Inc. and The First National Bank of Chicago, as
        Indenture Trustee, incorporated by reference to Exhibit 4.10 of the
        Form S-3.

4.12    Form of Preferred Security, incorporated by reference to Exhibit 4.11                            *
        of the Form S-3.

4.13    Form of Debenture, incorporated by reference to Exhibit 4.12 of the                              *
        Form S-3.

4.14    Form of Guarantee Agreement between Dura Automotive Systems, Inc., as                            *
        Guarantor, and The First National Bank of Chicago, as Guarantee Trustee
        with respect to the Preferred Securities of Dura Automotive Systems
        Capital Trust, incorporated by reference to Exhibit 4.13 of the Form
        S-3.

10.1    Amended and Restated Credit Agreement, dated as of March 19, 1999,                               *
        among Dura Automotive Systems, Inc., as Parent Guarantor, Dura
        Operating Corp., Dura Automotive Systems (Europe) GmbH, Dura
        Asia-Pacific Pty Limited ACN 004884539 and Dura Automotive Systems
        (Canada), Ltd., as Dura Borrowers, Trident Automotive plc, Dura
        Automotive Systems Limited, Spicebright Limited, Dura Automotive
        Systems Cable Operating Inc., Dura Automotive Systems Cable Operations
        Canada, Inc. and Moblan Investments B.V., as Trident Borrowers, Dura
        Automotive Acquisition Limited, as the initial Adwest Borrower, Bank of
        America National Trust and Savings Association, as Agent, BA Australia
        Limited, as Australian Lender, Bank of America Canada, as Canadian
        Lender, Bank of America National Trust and Savings Association, as
        Swing Line Lender and Issuing Lender, and the other financial institutions party thereto, NationsBanc Montgomery Securities LLC, as
        Lead Arranger and Book Manager, incorporated by reference to Exhibit
        10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999.

10.2**  1996 Key Employee Stock Option Plan, incorporated by reference to                                *
        Exhibit 10.27 of the S-1.

10.3**  Independent Director Stock Option Plan, incorporated by reference to                             *
        Exhibit 10.28 of the S-1.

10.4**  Employee Stock Discount Purchase Plan, incorporated by reference to                              *
        Exhibit 10.29 of the S-1.

10.5    Stock Purchase Agreement, dated August 1, 1997, by and among Dura                                *
        Shifter Holding Corp. and the various selling shareholders, incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K dated September 12, 1997.

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

10.9**  Stock Option Agreement, dated as of August 31, 1994, between Dura                                *
        Automotive Systems, Inc., and Alkin incorporated by reference to
        Exhibit 10.4 of the S-1.

10.10** Promissory Note, dated December 31, 1991, of Karl F. Storrie in favor                            *
        of Dura Automotive Systems, Inc., incorporated by reference to Exhibit
        10.17 of the S-1.

10.11** 1998 Stock Incentive Plan, as amended.                                                           __

10.12   Agreement and Plan of Merger, dated as of January 19, 1999, among Dura                           *
        Automotive Systems, Inc., Excel Industries, Inc. and Windows
        Acquisition Corporation, incorporated by reference to Exhibit 2.1 to
        Dura's Current Report on Form 8-K, dated January 22, 1999.

10.13   Amendment to Agreement and Plan of Merger, dated as of March 9, 1999,                            *
        by and among Dura Automotive Systems, Inc., Dura Operating Corp., Excel
        Industries, Inc. and Windows Acquisition Corporation incorporated by reference

        to the additional definitive proxy materials filed with the SEC on March 11, 1999.

10.14** Deferred Income Leadership Stock Purchase Plan, incorporated by                                  *
        reference to Appendix A of the 2000 Proxy Statement filed with the SEC on May 25, 2000.

10.15** Director Deferred Stock Purchase Plan, incorporated by reference to                              *
        Appendix B of the 2000 Proxy Statement filed with the SEC on May 25,
        2000.

12.1    Statement of Computation of Ratio of Earnings to Fixed Charges                                   __

21.1    Subsidiaries of Dura Automotive Systems, Inc.                                                    __

23.1    Consent of Arthur Andersen LLP filed herewith.                                                   __

------------------
*     Incorporated by reference.
**    Indicates compensatory arrangement.