Form 10-Q
period 2001-03-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2001-05-14
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at April 30, 2001 was 14,402,593 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at April 30, 2001 was 3,312,354 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS


PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2001 and 2000 (unaudited)

                    Condensed Consolidated Balance Sheets at March 31, 2001 (unaudited) and December 31, 2000

                    Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (unaudited)

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



SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                 Three Months Ended March 31,
                                                              ---------------------------------
                                                                  2001               2000
                                                              --------------    ---------------
Revenues                                                      $     661,853     $     682,769
Cost of sales                                                       569,946           573,654
                                                              --------------    ---------------
        Gross profit                                                 91,907           109,115
Selling, general and administrative expenses                         37,633            43,918
Facility consolidation and other charges                              2,629                --
Amortization expense                                                  6,999             7,041
                                                              --------------    ---------------
        Operating income                                             44,646            58,156
Interest expense, net                                                28,533            27,921
                                                              --------------    ---------------
        Income before provision for income taxes,
        equity in losses of affiliate and minority                   16,113            30,235
        interests
Provision for income taxes                                            6,284            12,366
Equity in losses of affiliate and minority
  interests                                                              --               798
Minority interest - dividends on trust preferred
  securities, net                                                       611               611
                                                              --------------    ---------------
        Net income                                            $       9,218     $      16,460
                                                              ==============    ===============

Basic earnings per common share                               $        0.52     $        0.94

Basic shares outstanding                                             17,715            17,430

Diluted earnings per common share                             $        0.52     $        0.90
Diluted shares outstanding                                           19,076            18,956


  The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                          March 31,            December 31,
                             Assets                                          2001                  2000
------------------------------------------------------------------     -----------------      ----------------
                                                                         (unaudited)
Current assets:
       Cash and cash equivalents                                       $        10,080        $        30,438
       Accounts receivable, net                                                420,544                367,505
       Inventories                                                             130,166                148,919
       Other current assets                                                    151,814                170,083
                                                                       -----------------      ----------------
             Total current assets                                              712,604                716,945
                                                                       -----------------      ----------------

Property, plant and equipment, net                                             516,789                533,912
Goodwill, net                                                                  996,727              1,028,113
Deferred income taxes and other assets, net                                     78,494                 78,077
                                                                       -----------------      ----------------
                                                                       $     2,304,614        $     2,357,047
                                                                       =================      ================

            Liabilities and Stockholders' Investment
------------------------------------------------------------------

Current liabilities:
       Current maturities of long-term debt                            $        57,166       $         64,013
       Accounts payable                                                        263,146                258,895
       Accrued liabilities                                                     242,657                225,032
                                                                       -----------------      ----------------
             Total current liabilities                                         562,969                547,940
                                                                       -----------------      ----------------

Long-term debt, net of current maturities                                      717,662                766,961
Subordinated notes                                                             388,308                394,240
Other noncurrent liabilities                                                   138,349                139,262

Mandatorily redeemable convertible trust preferred securities                   55,250                 55,250
                                                                       -----------------      ----------------

Stockholders' investment:
       Common stock - Class A                                                      144                    143
       Common stock - Class B                                                       33                     33
       Additional paid-in capital                                              341,580                341,472
       Treasury stock                                                           (1,383)                (1,505)
       Retained earnings                                                       159,267                150,049
       Accumulated other comprehensive loss                                    (57,565)               (36,798)
                                                                       -----------------      ----------------
             Total stockholders' investment                                    442,076                453,394
                                                                       -----------------      ----------------
                                                                       $     2,304,614        $     2,357,047
                                                                       =================      ================


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                  2001                 2000
                                                                             ----------------     ---------------

OPERATING ACTIVITIES:
      Net income                                                              $      9,218         $     16,460
      Adjustments to reconcile net income to
        net cash provided by operating activities -
         Depreciation and amortization                                              23,695               21,788
         Deferred income taxes                                                          90               (2,835)
         Equity in losses of affiliates and minority interest                           --                  798
         Changes in other operating items                                            4,260              (15,601)
                                                                             ----------------     ---------------

           Net cash provided by operating activities                                37,263               20,610
                                                                             ----------------     ---------------

INVESTING ACTIVITIES:
      Acquisitions, net of cash acquired                                                --               (8,766)
      Capital expenditures, net                                                    (15,176)             (27,771)
                                                                             ----------------     ---------------

         Net cash used in investing activities                                     (15,176)             (36,537)
                                                                             ----------------     ---------------

FINANCING ACTIVITIES:
      Short-term borrowings (repayments), net                                       (4,421)               4,181
      Long-term debt borrowings (repayments), net                                  (38,560)              24,003
      Common stock repurchases                                                          --               (1,723)
      Proceeds from issuance of common stock and
        exercise of stock options                                                      109                  118
                                                                             ----------------     ---------------

         Net cash provided by (used in) financing activities                       (42,872)              26,579
                                                                             ----------------     ---------------

EFFECT OF EXCHANGE RATE ON CASH                                                        427               (2,907)
                                                                             ----------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS
                                                                                   (20,358)               7,745

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                           30,438               23,697
                                                                             ----------------     ---------------

      End of period                                                           $     10,080         $     31,442
                                                                             ================     ===============


SUPPLEMENTAL DISCLOSURE:
      Cash paid for interest                                                  $     18,294         $     18,786
      Cash paid (refunds) for income taxes                                    $     (2,038)        $      3,210


  The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        We have prepared the condensed consolidated financial statements of Dura Automotive Systems, Inc. ("Dura"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2000.

        Revenues and operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

        Inventories consisted of the following (in thousands):

                                         Mar. 31, 2001          Dec. 31, 2000
                                       -----------------      -----------------
           Raw materials                     $   71,473             $   77,357
           Work-in-process                       28,249                 31,071
           Finished goods                        30,444                 40,491
                                       -----------------      -----------------
                                             $  130,166             $  148,919
                                       =================      =================

3. EARNINGS PER SHARE

        Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted earnings per share include (i) the effects of outstanding stock options and warrants using the treasury stock method and (ii) the conversion of the Preferred Securities, as follows (in thousands, except per share amounts):

                                                                         Three Months Ended March 31,
                                                                   --------------------------------------
                                                                        2001                 2000
                                                                   ----------------    ------------------

     Net income                                                       $    9,218            $ 16,460
     Interest expense on mandatorily redeemable
       convertible preferred securities, net of tax                          611                 611
                                                                   ----------------    ------------------
     Net income applicable to common
       stockholders -- diluted                                        $    9,829            $ 17,071
                                                                   ================    ==================

     Weighted average number of Class A
       common shares outstanding                                          14,403              14,110
     Weighted average number of Class B
       common shares outstanding                                           3,312               3,320
                                                                   ----------------    ------------------
                                                                          17,715              17,430
     Dilutive effect of outstanding stock options
       after application of the treasury stock method                         72                  84
     Dilutive effect of warrants                                              --                 153
     Dilutive effect of mandatorily redeemable
       convertible preferred securities, assuming
       conversion                                                          1,289               1,289
                                                                   ----------------    ------------------
     Diluted shares outstanding                                           19,076              18,956
                                                                   ================    ==================

     Basic earnings per share                                         $     0.52            $   0.94
                                                                   ================    ==================

     Diluted earnings per share                                       $     0.52            $   0.90
                                                                   ================    ==================

4. FACILITY CONSOLIDATION AND OTHER CHARGES

2000 Plan

         Throughout 2000 Dura evaluated manufacturing capacity issues and opportunities for cost reduction given the reduced demand in the automotive and recreational vehicle markets and the available capacity within Dura's operations. As a result, in the fourth quarter of 2000, Dura began to implement several actions including discontinuing operations in two North American facilities, combining the Driver Control and Engineered Products divisions into one, Cockpit Systems, and reducing and consolidating certain support activities to achieve an appropriate level of support personnel relative to remaining operations and future business requirements. These actions resulted in a fourth quarter 2000 restructuring charge of $6.8 million, including severance related payments of $6.2 million and facility closure costs of approximately $0.6 million. Additionally in 2000 Dura expensed as incurred equipment relocation costs of $0.8 million. In continuation of the 2000 plan, Dura recorded $2.4 million of additional restructuring charges in the first quarter of 2001 relating to employee severance and expensed as incurred approximately $0.2 million of equipment relocation costs incurred in connection with the continuation of the 2000 plan. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the consolidated statement of operations. Costs incurred and charged to the reserves as of March 31, 2001 amounted to $4.7 million in severance related costs and $0.2 million facility closure costs.

         The decision to exit the two facilities will result in a reduction in the work force of approximately 44 salaried and 411 hourly employees of which 16 salaried and 214 hourly employees have been severed as of March 31, 2001. Additionally, the decision to consolidate two divisions into one will result in a reduction of approximately 113 salaried employees of which 107 have been severed as of March 31, 2001. These restructuring actions are expected to be completed by the end of 2001.

1999 Plan

         In the fourth quarter of 1999, Dura began to implement a comprehensive facility consolidation plan to consolidate certain facilities designed to lower its cost structure and improve the long-term competitive position of Dura. As a result, Dura recognized charges to operations of $16.2 million. Included in this charge are the costs associated with consolidating and eliminating certain facilities and associated lease obligations of $1.4 million; severance related to employee terminations of $13.2 million; and asset impairments of $1.6 million. The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment, and leasehold improvements, from facilities Dura intends to dispose of or discontinue their use. Impairment was measured based on estimated proceeds on the sale of the facilities and equipment. The majority of the countries in which Dura operates have statutory requirements with regards to the minimum severance payments that must be made to employees upon termination. The facility consolidation plan originally called for the termination of approximately 5 salaried plant management and 313 hourly plant manufacturing employees primarily under SFAS No. 112, "Employers' Accounting for Post-employment Benefits". However, capacity and customer issues identified in the fourth quarter of 2000 prompted Dura to remain at one of the European facilities that was previously planned for closure. As a result, the related reserves of $7.8 million of severance and $0.4 million of facility obligations were reversed in the fourth quarter of 2000 and the plan now calls for the termination of 5 salaried plant management and 41 hourly plant manufacturing employees of which all were terminated as of March 31, 2001, respectively. Costs incurred and charged to the reserves as of March 31, 2001 amounted to $1.0 million related to lease and other closure costs, $5.3 million in severance and $1.6 million related to asset impairment. These restructuring actions are expected to be completed by the end of 2001.

5. ACQUISITION INTEGRATIONS

         Dura has implemented reorganization plans designed to integrate the operations of recent acquisitions. As of March 31, 2001, purchase liabilities recorded in conjunction with the acquisitions included approximately $31.1 million for costs associated with the shutdown and consolidation of certain acquired facilities and $12.8 million for severance and other related costs. Adjustments to the reserve recorded during the nine months ended March 31, 2001 included a net decrease of $0.8 million for costs related to acquired facilities and a net increase of $0.6 million in severance and other related costs. All adjustments were reflected as an adjustment to goodwill. Costs incurred and charged to the reserves during the three months ended March 31, 2001 amounted to $2.3 million related to acquired facilities and $1.7 million in severance and other related costs.

6. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                     March 31,          December 31,
                                                                       2001                 2000
                                                                 -----------------    -----------------
                Credit Agreement:
                  Tranche A and B term loans                       $      489,051        $     506,115
                  Revolving credit facility                               261,863              292,764
                Other                                                      23,914               32,095
                                                                 -----------------    -----------------
                                                                          774,828              830,974
                Less - Current maturities                                 (57,166)             (64,013)
                                                                 -----------------    -----------------
                Total long-term debt                               $      717,662        $     766,961
                                                                 =================    =================

        In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of March 31, 2001, rates on borrowings under the Credit Agreement are generally based on LIBOR and ranged from 6.4 % to 8.2 %. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of March 31, 2001. Existing economic and industry conditions have resulted in a significant decline in projected vehicle production volumes for 2001. Based upon financial projections for 2001, Dura anticipated being out of compliance with certain of its debt covenant requirements due to a mandatory adjustment to a required financial ratio as of September 2001. In response, Dura met with its lenders with respect to amending such financial covenants. On May 11, 2001 Dura successfully obtained an amendment to the Credit Agreement and anticipates complying with the newly established ratios. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

         The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of March 31, 2001, $174.0 million of borrowings were denominated in U.S. dollars, $58.5 million of borrowings were denominated in British pound sterling, $20.7 million of borrowings were denominated in Euro, $5.7 million of borrowings were denominated in Canadian dollars and $3.0 million of borrowings were denominated in Australian dollars.

7. SENIOR SUBORDINATED NOTES

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

8. DERIVATIVES AND CERTAIN HEDGING ACTIVITIES

        Effective January 1, 2001, Dura adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was to increase other comprehensive income ("OCI") by $0.2 million, after-tax. The effect on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

9. COMPREHENSIVE INCOME

        Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Dura, comprehensive income represents net income adjusted for foreign currency translation adjustments and the deferred gain/ loss on derivative instruments utilized to hedge Dura's interest and foreign exchange exposures. Comprehensive income for the periods is as follows (in thousands):

                                                                  Three Months Ended March 31,
                                                             ---------------------------------------
                                                                   2001                  2000
                                                             -----------------     -----------------
Net income                                                         $    9,218             $  16,460
Other comprehensive income:
     Foreign currency translation adjustment                          (20,980)               (6,429)
     Derivative instruments                                               213                    --
                                                             -----------------     -----------------
Comprehensive income (loss)                                        $  (11,549)            $  10,031
                                                             =================     =================

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

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                           DURA                             NON-
                                         OPERATING      GUARANTOR        GUARANTOR
                                           CORP.        COMPANIES        COMPANIES       ELIMINATIONS      CONSOLIDATED
                                     -----------       -----------      -----------      ------------      ------------
              Assets
-----------------------------------
Current assets:
 Cash and cash equivalents           $     4,549       $     1,452      $     4,079       $        --       $    10,080
 Accounts receivable, net                176,888            34,665          208,991                --           420,544
 Inventories                              39,764            19,301           71,101                --           130,166
 Other current assets                     52,881            15,603           83,330                --           151,814
 Due from affiliates                     126,066            70,983            1,271          (198,320)               --
                                     -----------       -----------      -----------       -----------       -----------
  Total current assets                   400,148           142,004          368,772          (198,320)          712,604
                                     -----------       -----------      -----------       -----------       -----------
Property, plant and equipment,
  net                                    195,096            51,516          270,177                --           516,789
Investment in subsidiaries               594,548            27,000           51,112          (672,660)               --
Notes receivable from
 affiliates                              311,709           111,622           72,376          (495,707)               --
Goodwill, net                            414,344           116,166          466,217                --           996,727
Other assets, net                         33,832            11,066           33,596                --            78,494
                                     -----------       -----------      -----------       -----------       -----------
                                     $ 1,949,677       $   459,374      $ 1,262,250       $(1,366,687)      $ 2,304,614
                                     ===========       ===========      ===========       ===========       ===========
   Liabilities and Stockholders'
            Investment
-----------------------------------
Current liabilities:
Accounts payable                     $   109,676       $    17,843      $   135,627                --       $   263,146
Accrued liabilities                      107,091            14,652          120,914                --           242,657
Current maturities of long term
 debt                                     35,644                53           21,469                --            57,166
Due to affiliates                         54,811            31,467          112,042          (198,320)               --
                                     -----------       -----------      -----------       -----------       -----------
    Total current liabilities            307,222            64,015          390,052          (198,320)          562,969
                                     -----------       -----------      -----------       -----------       -----------
Long-term debt, net of
  current maturities                     618,662                90           98,910                --           717,662
Subordinated notes                       388,308                --               --                --           388,308
Other noncurrent liabilities              50,335            31,492           56,522                --           138,349
Notes payable to affiliates               31,998            58,949          404,760          (495,707)               --
                                     -----------       -----------      -----------       -----------       -----------
  Total liabilities                    1,396,525           154,546          950,244          (694,027)        1,807,288
                                     -----------       -----------      -----------       -----------       -----------

Mandatorily redeemable
 convertible trust preferred
 securities                               55,250                --               --                --            55,250
Stockholders' investment:                499,641           304,828          367,832          (672,660)          499,641
 Accumulated other comprehensive
 loss                                     (1,739)               --          (55,826)               --           (57,565)
                                     -----------       -----------      -----------       -----------       -----------
                                     $ 1,949,677       $   459,374      $ 1,262,250       $(1,366,687)      $ 2,304,614
                                     ===========       ===========      ===========       ===========       ===========


10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
  CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                          DURA
                                        OPERATING     GUARANTOR    NON GUARANTOR
                                          CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                      ---------        ---------     ---------     ------------   ------------
Revenues                              $ 301,749        $  73,926     $ 302,112     $ (15,934)       $ 661,853
Cost of sales                           259,782           60,364       265,734       (15,934)         569,946
                                      ---------        ---------     ---------     ---------        ---------
  Gross profit                           41,967           13,562        36,378            --           91,907
Selling, general and
 administrative expenses                 20,298            3,660        13,675            --           37,633
Facility consolidation and
 other charges                            1,616              708           305            --            2,629
Amortization expense                      2,926              929         3,144            --            6,999
                                      ---------        ---------     ---------     ---------        ---------
 Operating income                        17,127            8,265        19,254            --           44,646
Interest expense, net                    16,179              658        11,696            --           28,533
                                      ---------        ---------     ---------     ---------        ---------
 Income before provision for
   income taxes, equity in
   (earnings) of affiliates and
   minority interest                        948            7,607         7,558            --           16,113
Provision for income taxes                  975            2,368         2,941            --            6,284
Minority interests and equity in
   (earnings) of affiliates, net         (9,856)              --          (715)       10,571               --
Minority interest-dividends on
   trust preferred securities, net          611               --            --            --              611
Dividends (to)/ from affiliates              --             (682)         (683)        1,365               --
                                      ---------        ---------     ---------     ---------        ---------
     Net income (loss)                $   9,218        $   5,921     $   6,015     $ (11,936)       $   9,218
                                      =========        =========     =========     =========        =========

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                      DURA                           NON-
                                    OPERATING        GUARANTOR    GUARANTOR
                                      CORP.          COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                    --------         ---------    ---------     ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                  $  9,218         $  5,921     $  6,015         $(11,936)        $  9,218
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
 Depreciation and amortization         9,313            2,843       11,539               --           23,695
 Deferred income taxes                  (480)             346          224               --               90
 Equity in losses of affiliates
  and minority interest               (9,856)              --         (715)          10,571               --
 Changes in other operating
  items                               31,092            1,309      (28,141)              --            4,260
                                    --------         --------     --------         --------         --------
     Net cash provided by (used
      in) operating activities        39,287           10,419      (11,078)          (1,365)          37,263
                                    --------         --------     --------         --------         --------
INVESTING ACTIVITIES:
 Capital expenditures, net            (2,559)          (1,401)     (11,216)              --          (15,176)
                                    --------         --------     --------         --------         --------
     Net cash used in investing
      activities                      (2,559)          (1,401)     (11,216)              --          (15,176)
                                    --------         --------     --------         --------         --------
FINANCING ACTIVITIES:
 Short-term borrowings, net             (447)              53       (4,027)              --           (4,421)
 Long-term borrowings, net           (58,178)              90       19,528               --          (38,560)
 Debt financing (to)/from             14,103           (8,087)      (6,016)              --               --
  affiliates
 Proceeds from issuance of
  common stock and exercise
  of stock options                       109               --           --               --              109
 Dividends paid                           --             (682)        (683)           1,365               --
                                    --------         --------     --------         --------         --------
     Net cash provided by (used in)
       financing activities          (44,413)          (8,626)       8,802            1,365          (42,872)
                                    --------         --------     --------         --------         --------
EFFECT OF EXCHANGE
  RATE ON CASH                        (5,920)              --        6,347               --              427
                                    --------         --------     --------         --------         --------
NET INCREASE (DECREASE)  IN CASH
  AND CASH EQUIVALENTS               (13,605)             392       (7,145)              --          (20,358)
CASH AND CASH
EQUIVALENTS:
 Beginning of period                  18,154            1,060       11,224               --           30,438
                                    --------         --------     --------         --------         --------
 End of period                      $  4,549         $  1,452     $  4,079               --         $ 10,080
                                    ========         ========     ========         ========         ========

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                                    DURA                              NON-
                                                  OPERATING         GUARANTOR       GUARANTOR
                                                    CORP.           COMPANIES       COMPANIES        ELIMINATIONS      CONSOLIDATED
                                                 -----------       -----------     -----------       -----------       -----------
              Assets
-----------------------------------
Current assets:
 Cash and cash equivalents                       $    18,154       $     1,060      $    11,224                --       $    30,438
 Accounts receivable, net                            138,628            33,600          195,277                --           367,505
 Inventories                                          50,140            20,218           78,561                --           148,919
 Other current assets                                 74,444            15,112           80,527                --           170,083
 Due from affiliates                                 127,166            61,800           32,979       $  (221,945)               --
                                                 -----------       -----------      -----------       -----------       -----------
  Total current assets                               408,532           131,790          398,568          (221,945)          716,945
                                                 -----------       -----------      -----------       -----------       -----------
Property, plant and equipment,
 net                                                 200,289            52,448          281,175                --           533,912
Investment in subsidiaries                           583,799            27,000           50,396          (661,195)               --
Notes receivable from
 affiliates                                          354,502           115,189           72,187          (541,878)               --
Goodwill, net                                        419,260           116,958          491,895                --         1,028,113
Other assets, net                                     31,772            11,554           34,751                --            78,077
                                                 -----------       -----------      -----------       -----------       -----------
                                                 $ 1,998,154       $   454,939      $ 1,328,972       $(1,425,018)      $ 2,357,047
                                                 ===========       ===========      ===========       ===========       ===========
   Liabilities and Stockholders'
            Investment
-----------------------------------
Current liabilities:
Accounts payable                                 $    97,211       $    14,892      $   146,792       $        --       $   258,895
Accrued liabilities                                   83,618            16,074          125,340                --           225,032
Current maturities of longterm
 debt                                                 36,091                --           27,922                --            64,013
Due to affiliates                                     80,036            28,816          113,093          (221,945)               --
                                                 -----------       -----------      -----------       -----------       -----------
    Total current liabilities                        296,956            59,782          413,147          (221,945)          547,940
                                                 -----------       -----------      -----------       -----------       -----------
Long-term debt, net of
 current maturities                                  676,840                --           90,121                --           766,961
Subordinated notes                                   394,240                --               --                --           394,240
Other noncurrent liabilities                          51,314            31,485           56,463                --           139,262
Notes payable to affiliates                           35,328            64,978          441,572          (541,878)               --
                                                 -----------       -----------      -----------       -----------       -----------
  Total liabilities                                1,454,678           156,245        1,001,303          (763,823)        1,848,403
                                                 -----------       -----------      -----------       -----------       -----------
Mandatorily redeemable
 convertible trust preferred
 securities                                           55,250                --               --                --            55,250
Stockholders' investment:                            490,192           298,694          362,501          (661,195)          490,192
 Accumulated other comprehensive
  loss                                                (1,966)               --          (34,832)               --           (36,798)
                                                 -----------       -----------      -----------       -----------       -----------
                                                 $ 1,998,154       $   454,939      $ 1,328,972       $(1,425,018)      $ 2,357,047
                                                 ===========       ===========      ===========       ===========       ===========

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
  CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                          DURA                         NON-
                                        OPERATING     GUARANTOR      GUARANTOR
                                          CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                       ---------     ---------      ----------     ------------   ------------
Revenues                               $ 341,433     $  87,552      $ 268,614      $ (14,830)      $ 682,769
Cost of sales                            292,688        70,231        225,565        (14,830)        573,654
                                       ---------     ---------      ---------      ---------       ---------
  Gross profit                            48,745        17,321         43,049             --         109,115
Selling, general and
 administrative expenses                  18,226         4,308         21,384             --          43,918
Amortization expense                       3,387           540          3,114             --           7,041
                                       ---------     ---------      ---------      ---------       ---------
 Operating income                         27,132        12,473         18,551             --          58,156
Interest expense, net                     15,200           672         12,049             --          27,921
                                       ---------     ---------      ---------      ---------       ---------
 Income before provision for
   income taxes, equity in
   (earnings) of affiliates and
   minority interest                      11,932        11,801          6,502             --          30,235
Provision for income taxes                 5,026         4,043          3,297             --          12,366
Minority interests and equity in
 (earnings) of affiliates, net           (10,165)           --         (1,962)        12,925             798
Minority interest-dividends on
 trust preferred securities, net             611            --             --             --             611
Dividends (to)/ from affiliates               --          (692)          (692)         1,384              --
                                       ---------     ---------      ---------      ---------       ---------
  Net income (loss)                    $  16,460     $   8,450      $   5,859      $ (14,309)      $  16,460
                                       =========     =========      =========      =========       =========

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                         DURA                            NON-
                                       OPERATING     GUARANTOR         GUARANTOR
                                         CORP.       COMPANIES         COMPANIES       ELIMINATIONS    CONSOLIDATED
                                      -----------    ---------       -------------     ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                   $ 16,460         $  8,450         $  5,859         $(14,309)        $ 16,460
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
 Depreciation and amortization         10,102            1,865            9,821               --           21,788
 Deferred income taxes                     --               --           (2,835)              --           (2,835)
 Equity in losses of affiliates
  and minority interest               (10,165)              --           (1,962)          12,925              798
 Changes in other operating
  items                                (5,744)         (10,125)             268               --          (15,601)
                                     --------         --------         --------         --------         --------
     Net cash provided by (used
      in) operating activities         10,653              190           11,151           (1,384)          20,610
                                     --------         --------         --------         --------         --------
INVESTING ACTIVITIES:
 Acquisitions, net of cash
  acquired                                 --           (9,190)             424               --           (8,766)
 Capital expenditures, net            (10,264)          (2,657)         (14,850)              --          (27,771)
                                     --------         --------         --------         --------         --------
     Net cash used in investing
      activities                      (10,264)         (11,847)         (14,426)              --          (36,537)
                                     --------         --------         --------         --------         --------
FINANCING ACTIVITIES:
 Short-term borrowings, net             7,743             (187)          (3,375)              --            4,181
 Long-term borrowings, net             44,645              (79)         (20,563)              --           24,003
 Debt financing (to)/from
  affiliates                          (48,585)          14,676           33,909               --               --
 Common stock repurchases              (1,723)              --               --               --           (1,723)
 Proceeds from issuance of
  common stock and exercise
  of stock options                        118               --               --               --              118
 Dividends paid                            --             (692)            (692)           1,384               --
                                     --------         --------         --------         --------         --------
     Net cash provided by
       financing activities             2,198           13,718            9,279            1,384           26,579
                                     --------         --------         --------         --------         --------
EFFECT OF EXCHANGE
RATE ON CASH                               --               --           (2,907)              --           (2,907)
                                     --------         --------         --------         --------         --------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                   2,587            2,061            3,097               --            7,745
CASH AND CASH
 EQUIVALENTS:
 Beginning of period                    1,267             (286)          22,716               --           23,697
                                     --------         --------         --------         --------         --------
 End of period                       $  3,854         $  1,775         $ 25,813               --         $ 31,442
                                     ========         ========         ========         ========         ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

Revenues - Revenues for the three months ended March 31, 2001 were $661.9 million a decrease of $20.9 million, or 3.1%, from $682.8 million for the three months ended March 31, 2000. Factors that unfavorably impacted revenue in 2001 included the weakness in the North American automotive and recreational vehicle markets and the weakening of the European currencies in relation to the US dollar.

Cost of Sales - Cost of sales for the three months ended March 31, 2001 were $569.9 million a decrease of $3.7 million, or 0.6%, from $573.7 million for the three months ended March 31, 2000. Cost of sales as a percentage of revenues for the first quarter of 2001 increased to 86.1% compared to 84.0% in the first quarter of 2000. The corresponding reduction in gross margin is primarily the result of the softening of the North American automotive and recreational vehicle markets as well as the random plant closures instituted by the OEMs during the period.

Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended March 31, 2001 were $37.6 million a decrease of $6.3 million, or 14.3%, from $43.9 million for the three months ended March 31, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 5.7% for 2001 compared to 6.4% in the first quarter of 2000. The decrease in cost is primarily the result of the salaried headcount reductions and the absence of project consulting costs incurred during the first quarter of 2000.

Facility Consolidation and Other Charges - In continuation of the restructuring actions taken in the fourth quarter of 2000, Dura made additional salaried head count reductions during the first quarter of 2001. Dura recorded a $2.6 million charge during the quarter and anticipates incurring the majority of the remaining costs in 2001. Dura expects to fund these expenditures through cash flow from operations.

Amortization Expense - Amortization expense was $7.0 million for the three months ended March 31, 2001 and 2000.

Interest Expense - Interest expense for the three months ended March 31, 2001 was $28.5 million an increase of $0.6 million, or 2.2%, from $27.9 million for the three months ended March 31, 2000. The increase in interest expense is due to higher interest rates on LIBOR contracts during the first quarter of 2001 as compared to 2000.

Income Taxes - The effective income tax rate was 39.0% for the three months ended March 31, 2001 and 40.9% for the three months ended March 31, 2000. The decrease is primarily due to a change in statutory rates in Germany that became effective in 2001. The overall effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

Minority Interest and Equity in Losses of Affiliates - For the three months ended March 31, 2000, minority interest and equity in losses of affiliates represents minority interest in Dura's fully consolidated subsidiary in Wales. The minority interest was acquired during 2000 and at March 31, 2001 was wholly owned.

Minority Interest - Minority interest for the three months ended March 31, 2001 and March 31, 2000 represents dividends, net of income tax benefits, on the 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 2001, Dura provided cash from operations of $37.3 million, compared to $20.6 million in 2000. Cash generated from operations before changes in working capital items was $33.0 million for the first quarter of 2001 compared to $36.2 million for 2000. Working capital provided cash of $4.3 million in the first quarter of 2001 as compared to a use of $15.6 million in 2000. The increase in cash generation from working capital is primarily the result of Dura's focus on cash management which resulted in the reduction of inventory and other current assets during the quarter. This was partially offset by the increase in accounts receivable due to the timing of sales and customer cash collections.

Net cash used in investing activities was $15.2 million for the first quarter 2001 as compared to $36.5 million in 2000. This $15.2 million in 2001 related to net capital expenditures primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $27.8 million and $8.7 million spent on acquisitions in 2000.

Net cash used in financing activities totaled $42.9 million for the first quarter 2001 compared with net cash provided by financing activities of $26.6 million in 2000. The use of cash in the first quarter 2001 resulted in a net debt reduction of $41.8 million.

In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of March 31, 2001, rates on borrowings under the Credit Agreement ranged from 6.4% to 8.2%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were repaid in April 1999.

The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of March 31, 2001. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura. Existing economic and industry conditions have resulted in a significant decline in projected vehicle production volumes for 2001. Based upon financial projections for 2001, Dura anticipated being out of compliance with certain of its debt covenant requirements due to a mandatory adjustment to a required financial ratio as of September 2001. In response, Dura met with its lenders with respect to amending such financial covenants. On May 11, 2001 Dura successfully obtained an amendment to the Credit Agreement and anticipates complying with the newly established ratios.

The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $100.0 million. As of March 31, 2001, $174.0 million of borrowings were denominated in US dollars; $58.5 million in British pound sterling; $20.7 million in Euros; $5.7 million in Canadian dollars; and $3.0 million in Australian dollars.

At March 31, 2001, Dura had unused borrowing capacity of approximately $121.7 million. Dura believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2001 capital expenditures will be below $100.0 million.

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

FOREIGN CURRENCY TRANSACTIONS

A significant portion of Dura's revenues during the three months ended March 31, 2001 was derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A significant portion of Dura's assets at March 31, 2001 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings:

         Other than as reported in Dura's 2000 Annual Report on Form 10-K under the caption "Legal Proceedings," Dura is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business of Dura.

Item 2.  Change in Securities:

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibit:

         10.1 First Amendment to Amended and Restated Credit Agreement dated as of May 11, 2001 among Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp., Dura Holding Germany GmbH, Dura Asia-Pacific Pty Limited ACN 004 884 539, Dura Automotive Systems (Canada), Ltd., Trident Automotive Limited, Dura Automotive Systems Limited, Spicebright Limited, Dura Automotive Systems Cable Operations Inc., Moblan Investments B.V., Dura Automotive Acquisition Limited, Dura Automotive Holding GmbH & Co. KG, and Adwest France, S.A.; Bank of America National Trust and Savings Association, as Agent, BA Australia Limited, as Australian Lender, Bank of America Canada, as Canadian Lender, Bank of America National Trust and Savings Association, as Swing Line Lender and Issuing Lender, and the other financial institutions party hereto; NationsBanc Montgomery Securities LLC, as Lead Arranger and Book Manager.

         (b)   Reports on Form 8-K

         None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DURA AUTOMOTIVE SYSTEMS, INC.


Date:  May 14, 2001                  By /s/ David Bovee
                                        ---------------
                                        David Bovee
                                        Vice President, Chief Financial Officer
                                        (principal accounting and financial
                                        officer)