Form 10-Q
period 2001-06-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2001-08-13
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at July 31, 2001 was 14,589,610 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at July 31, 2001 was 3,182,354 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION

      Item 1.    Financial Statements:

                 Condensed Consolidated Statements of Income for the Three Months Ended June 30, 2001 and 2000 (unaudited)

                 Condensed Consolidated Statements of Income for the Six Months Ended June 30, 2001 and 2000 (unaudited)

                 Condensed Consolidated Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000

                 Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (unaudited)

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




SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)



                                                                 Three Months Ended June 30,
                                                               -------------------------------
                                                                   2001              2000
                                                               -------------    --------------
Revenues                                                        $   666,321       $   707,690
Cost of sales                                                       577,310           593,263
                                                                -----------       -----------
        Gross profit                                                 89,011           114,427
Selling, general and administrative expenses                         36,099            43,647
Facility consolidation and other charges                                  -            16,000
Amortization expense                                                  6,695             7,030
                                                                -----------       -----------
        Operating income                                             46,217            47,750
Interest expense, net                                                24,616            27,348
                                                                -----------       -----------
        Income before provision for income taxes,
        equity in losses of affiliate and minority interests         21,601            20,402
Provision for income taxes                                            8,061             8,155
Equity in losses of affiliate and minority
  interests                                                               -               116
Minority interest - dividends on trust preferred
  securities, net                                                       674               611
                                                                -----------       -----------
        Net income                                              $    12,866       $    11,520
                                                                ===========       ===========

Basic earnings per common share                                 $      0.72       $      0.66
Basic shares outstanding                                             17,757            17,448

Diluted earnings per common share                               $      0.70       $      0.64
Diluted shares outstanding                                           19,353            18,903




  The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)



                                                                  Six Months Ended June 30,
                                                               -------------------------------
                                                                   2001              2000
                                                               -------------    --------------
Revenues                                                        $ 1,328,174       $ 1,390,459
Cost of sales                                                     1,147,256         1,166,917
                                                                -----------       -----------
        Gross profit                                                180,918           223,542
Selling, general and administrative expenses                         73,732            87,565
Facility consolidation and other charges                              2,629            16,000
Amortization expense                                                 13,694            14,071
                                                                -----------       -----------
        Operating income                                             90,863           105,906
Interest expense, net                                                53,149            55,269
                                                                -----------       -----------
        Income before provision for income taxes,
        equity in losses of affiliate and minority interests         37,714            50,637
Provision for income taxes                                           14,345            20,521
Equity in losses of affiliate and minority interests                      -               914
Minority interest - dividends on trust preferred
  securities, net                                                     1,285             1,222
                                                                -----------       -----------
        Net income                                              $    22,084       $    27,980
                                                                ===========       ===========

Basic earnings per common share                                 $      1.25       $      1.60
Basic shares outstanding                                             17,736            17,439

Diluted earnings per common share                               $      1.22       $      1.54
Diluted shares outstanding                                           19,214            18,929




  The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                                           June 30,            December 31,
                             Assets                                          2001                  2000
------------------------------------------------------------------     -----------------      ----------------
                                                                         (unaudited)

Current assets:
       Cash and cash equivalents                                          $     29,665           $     30,438
       Accounts receivable, net                                                372,399                367,505
       Inventories                                                             130,413                148,919
       Other current assets                                                    141,775                170,083
                                                                          ------------           ------------
             Total current assets                                              674,252                716,945
                                                                          ------------           ------------

Property, plant and equipment, net                                             508,375                533,912
Goodwill, net                                                                  987,120              1,028,113
Deferred income taxes and other assets, net                                     79,532                 78,077
                                                                          ------------           ------------
                                                                          $  2,249,279           $  2,357,047
                                                                          ============           ============

            Liabilities and Stockholders' Investment
------------------------------------------------------------------

Current liabilities:
       Current maturities of long-term debt                               $     55,767           $     64,013
       Accounts payable                                                        275,706                258,895
       Accrued liabilities                                                     247,497                225,032
                                                                          ------------           ------------
             Total current liabilities                                         578,970                547,940
                                                                          ------------           ------------

Long-term debt, net of current maturities                                      501,667                766,961
Subordinated notes                                                             534,467                394,240
Other noncurrent liabilities                                                   132,862                139,262

Mandatorily redeemable convertible trust preferred securities                   55,250                 55,250
                                                                          ------------           ------------

Stockholders' investment:
       Common stock - Class A                                                      146                    143
       Common stock - Class B                                                       32                     33
       Additional paid-in capital                                              341,616                341,472
       Treasury stock                                                           (1,278)                (1,505)
       Retained earnings                                                       172,133                150,049
       Accumulated other comprehensive loss                                    (66,586)               (36,798)
                                                                          ------------           ------------
             Total stockholders' investment                                    446,063                453,394
                                                                          ------------           ------------
                                                                          $  2,249,279           $  2,357,047
                                                                          ============           ============




  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                                                  Six Months Ended June 30,
                                                                             ------------------------------------
                                                                                  2001                 2000
                                                                             ----------------     ---------------
OPERATING ACTIVITIES:
      Net income                                                               $    22,084          $    27,980
      Adjustments to reconcile net income to
        net cash provided by operating activities -
         Depreciation and amortization                                              47,992               45,024
         Deferred income taxes                                                       1,584               (2,001)
         Equity in losses of affiliates and minority interest                            -                  914
         Changes in other operating items                                           65,287               20,657
                                                                               -----------          -----------

         Net cash provided by operating activities                                 136,947               92,574
                                                                               -----------          -----------

INVESTING ACTIVITIES:
      Acquisitions, net of cash acquired                                                 -              (19,836)
      Capital expenditures, net                                                    (29,639)             (58,552)
                                                                               -----------          -----------

         Net cash used in investing activities                                     (29,639)             (78,388)
                                                                               -----------          -----------

FINANCING ACTIVITIES:
      Short-term repayments, net                                                    (5,074)              (2,470)
      Long-term debt repayments, net                                              (100,617)             (37,131)
      Common stock repurchases                                                         105               (1,723)
      Proceeds from issuance of common stock and
        exercise of stock options                                                        -                  348
                                                                               -----------          -----------

         Net cash used in financing activities                                    (105,586)             (40,976)
                                                                               -----------          -----------

EFFECT OF EXCHANGE RATE ON CASH                                                     (2,495)              24,500
                                                                               -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS
                                                                                      (773)              (2,290)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                           30,438               23,697
                                                                               -----------          -----------

      End of period                                                            $    29,665          $    21,407
                                                                               ===========          ===========


SUPPLEMENTAL DISCLOSURE:
      Cash paid for interest                                                   $    53,164          $    54,639
      Cash paid (refunds) for income taxes                                     $      (588)         $     1,523



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

        Revenues and operating results for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

        Inventories consisted of the following (in thousands):



                                         June 30, 2001          Dec. 31, 2000
                                       -----------------      -----------------
           Raw materials                     $   68,333             $   77,357
           Work-in-process                       25,821                 31,071
           Finished goods                        36,259                 40,491
                                             ----------             ----------
                                             $  130,413             $  148,919
                                             ==========             ==========



3.   EARNINGS PER SHARE

        Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted earnings per share include (i) the effects of outstanding stock options and warrants using the treasury stock method and (ii) the conversion of the Preferred Securities, as follows (in thousands, except per share amounts):


                                                                Three Months                Six Months
                                                               Ended June 30,              Ended June 30,
                                                          ------------------------    -----------------------
                                                             2001          2000          2001         2000
                                                          ----------    ----------    ---------    ----------

     Net income                                             $ 12,866     $ 11,520      $ 22,084     $ 27,980
     Interest expense on mandatorily redeemable
       convertible preferred securities, net of tax              674          611         1,285        1,222
                                                            --------     --------      --------     --------
     Net income applicable to common
       stockholders - diluted                               $ 13,540     $ 12,131      $ 23,369     $ 29,202
                                                            ========     ========      ========     ========

     Weighted average number of Class A
       common shares outstanding                              14,488       14,128        14,445       14,119
     Weighted average number of Class B
       common shares outstanding                               3,269        3,320         3,291        3,320
                                                            --------     --------      --------     --------
                                                              17,757       17,448        17,736       17,439
     Dilutive effect of outstanding stock options
       after application of the treasury stock method            307           14           189           49
     Dilutive effect of warrants                                   -          152             -          152
     Dilutive effect of mandatorily redeemable
       convertible preferred securities, assuming
       conversion                                              1,289        1,289         1,289        1,289
                                                            --------     --------      --------     --------
     Diluted shares outstanding                               19,353       18,903        19,214       18,929
                                                            ========     ========      ========     ========

     Basic earnings per share                               $   0.72     $   0.66      $   1.25     $   1.60
                                                            ========     ========      ========     ========

     Diluted earnings per share                             $   0.70     $   0.64      $   1.22     $   1.54
                                                            ========     ========      ========     ========



4.   FACILITY CONSOLIDATION AND OTHER CHARGES

2000 Plan

         Throughout 2000 Dura evaluated manufacturing capacity issues and opportunities for cost reduction given the reduced demand in the automotive and recreational vehicle markets and the available capacity within Dura's operations. As a result, in the fourth quarter of 2000, Dura began to implement several actions including discontinuing operations in two North American facilities, combining the Driver Control and Engineered Products divisions into one, Cockpit Systems, and reducing and consolidating certain support activities to achieve an appropriate level of support personnel relative to remaining operations and future business requirements. These actions resulted in a fourth quarter 2000 restructuring charge of $6.8 million, including severance related payments of $6.2 million and facility closure costs of approximately $0.6 million. Additionally in 2000 Dura expensed as incurred equipment relocation costs of $0.8 million. In continuation of the 2000 plan, Dura recorded $2.4 million of additional restructuring charges in the first quarter of 2001 relating to employee severance and expensed as incurred approximately $0.2 million of equipment relocation costs incurred in connection with the continuation of the 2000 plan. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the consolidated statement of operations. Costs incurred and charged to the reserves as of June 30, 2001 amounted to $6.5 million in severance related costs and $0.2 million facility closure costs.

         The decision to exit the two facilities will result in a reduction in the work force of approximately 47 salaried and 343 hourly employees of which 22 salaried and 323 hourly employees have been severed as of June 30, 2001. Additionally, the decision to consolidate two divisions into one will result in a reduction of approximately 113 salaried employees of which 111 have been severed as of June 30, 2001. These restructuring actions are expected to be completed by the end of 2001.

1999 Plan

         In the fourth quarter of 1999, Dura began to implement a comprehensive facility consolidation plan to consolidate certain facilities designed to lower its cost structure and improve the long-term competitive position of Dura. As a result, Dura recognized charges to operations of $16.2 million. Included in this charge are the costs associated with consolidating and eliminating certain facilities and associated lease obligations of $1.4 million; severance related to employee terminations of $13.2 million; and asset impairments of $1.6 million. The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment, and leasehold improvements, from facilities Dura intends to dispose of or discontinue their use. Impairment was measured based on estimated proceeds on the sale of the facilities and equipment. The majority of the countries in which Dura operates have statutory requirements with regards to the minimum severance payments that must be made to employees upon termination. The facility consolidation plan originally called for the termination of approximately 5 salaried plant management and 313 hourly plant manufacturing employees primarily under SFAS No. 112, "Employers' Accounting for Post-employment Benefits". However, capacity and customer issues identified in the fourth quarter of 2000 prompted Dura to remain at one of the European facilities that was previously planned for closure. As a result, the related reserves of $7.8 million of severance and $0.4 million of facility obligations were reversed in the fourth quarter of 2000 and the plan now calls for the termination of 5 salaried plant management and 41 hourly plant manufacturing employees of which all were terminated as of June 30, 2001, respectively. Costs incurred and charged to the reserves as of June 30, 2001 amounted to $1.0 million related to lease and other closure costs, $5.4 million in severance and $1.6 million related to asset impairment. These restructuring actions are principally complete as of June 30, 2001.

5.   ACQUISITION INTEGRATIONS

         Dura has implemented reorganization plans designed to integrate the operations of recent acquisitions. As of June 30, 2001, purchase liabilities recorded in conjunction with the acquisitions included approximately $30.0 million for costs associated with the shutdown and consolidation of certain acquired facilities and $10.9 million for severance and other related costs. Adjustments to the reserve recorded during the six months ended June 30, 2001 included a net decrease of $0.5 million for costs related to acquired facilities and a net increase of $1.0 million in severance and other related costs. All adjustments were reflected as an adjustment to goodwill. Costs incurred and charged to the reserves during the six months ended June 30, 2001 amounted to $3.7 million related to acquired facilities and $4.0 million in severance and other related costs.

6.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                                     June 30,           December 31,
                                                                       2001                 2000
                                                                 -----------------    -----------------
                Credit Agreement:
                  Tranche A and B term loans                        $     474,377        $     506,115
                  Revolving credit facility                                65,017              292,764
                Other                                                      18,040               32,095
                                                                    -------------        -------------
                                                                          557,434              830,974
                Less - Current maturities                                 (55,767)             (64,013)
                                                                    -------------        -------------
                Total long-term debt                                $     501,667        $     766,961
                                                                    =============        =============



        In March 1999, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of June 30, 2001, rates on borrowings under the Credit Agreement are generally based on LIBOR and ranged from 5.8 % to 7.2 %. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of June 30, 2001. Existing economic and industry conditions have resulted in a significant decline in projected vehicle production volumes for 2001. Based upon financial projections for 2001, Dura anticipated being out of compliance with certain of its debt covenant requirements due to a mandatory adjustment to a required financial ratio as of September 2001. In response, Dura met with its lenders with respect to amending such financial covenants. On May 11, 2001 Dura successfully obtained an amendment to the Credit Agreement and anticipates complying with the newly established ratios. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

         The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of June 30, 2001, $50.0 million of borrowings were denominated in U.S. dollars, $9.1 million of borrowings were denominated in British pound sterling and $5.9 million of borrowings were denominated in Canadian dollars.

7.   SENIOR SUBORDINATED NOTES

        In April 1999, Dura completed the offering of $300.0 million and Euro
100.0 million of 9% senior subordinated notes ("Subordinated Notes"), due May 2009. The interest on the Subordinated Notes is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million was used for general corporate purposes. In June 2001, Dura completed a similar offering of 9% senior subordinated notes due May 2009 with a face amount of $158.5 million. The interest on these notes is also payable semi-annually. Unamortized discount and debt issuance costs were $8.5 million, yielding an imputed interest rate of 10%. Net proceeds of approximately $147.1 million were used to reduce the borrowings outstanding under the revolving credit facility. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

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


9.   BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

        On June 29, 2001, the FASB approved for issuance, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licenses, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on Dura's results of operations.

10.  COMPREHENSIVE INCOME

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



                                        Three Months Ended June 30,          Six Months Ended June 30,
                                      --------------------------------    --------------------------------
                                          2001              2000              2001               2000
                                      --------------    --------------    --------------    --------------

Net income                              $  12,866          $  11,520         $  22,084         $  27,980
Other comprehensive income:
     Foreign currency translation
       adjustment                          (8,191)           (16,304)          (29,171)          (22,733)
     Derivative instruments                  (830)                 -              (617)                -
                                        ---------          ---------      ------------         ---------
Comprehensive income (loss)             $   3,845          $  (4,784)        $  (7,704)        $   5,247
                                        =========          =========      ============         =========



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

11.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR  FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                         DURA                           NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES      ELIMINATIONS     CONSOLIDATED
                                      ----------      ---------      ---------      ------------     ------------

            Assets
-------------------------------
Current assets:
 Cash and cash equivalents            $   18,213       $    1,105    $   10,347    $         -        $    29,665
 Accounts receivable, net                140,175           33,651       198,573              -            372,399
 Inventories                              40,172           19,528        70,713              -            130,413
 Other current assets                     51,136            7,414        83,225              -            141,775
 Due from affiliates                     142,480           55,107         4,368       (201,955)                 -
                                      ----------       ----------    ----------    -----------        -----------
  Total current assets                   392,176          116,805       367,226       (201,955)           674,252
                                      ----------       ----------    ----------    -----------        -----------
Property, plant and equipment,
 net                                     189,813           50,159       268,403              -            508,375
Investment in subsidiaries               657,260           14,685        52,235       (724,180)                 -
Notes receivable from
 Affiliates                              237,896          134,133        69,929       (441,958)                 -
Goodwill, net                            440,802           85,634       460,684              -            987,120
Other assets, net                         45,007            2,240        32,285              -             79,532
                                      ----------       ----------    ----------    -----------        -----------
                                      $1,962,954       $  403,656    $1,250,762    $(1,368,093)       $ 2,249,279
                                      ==========       ==========    ==========    ===========        ===========
   Liabilities and Stockholders'
            Investment
--------------------------------
Current liabilities:
Accounts payable                      $  114,946        $  19,457    $  141,303              -        $   275,706
Accrued liabilities                      100,157           16,607       130,733              -            247,497
Current maturities of long-
 term debt                                37,853               53        17,861              -             55,767
Due to affiliates                         59,556           34,702       107,697       (201,955)                 -
                                      ----------       ----------    ----------    -----------        -----------
    Total current liabilities            312,512           70,819       397,594       (201,955)           578,970
                                      ----------       ----------    ----------    -----------        -----------
Long-term debt, net of
 current maturities                      442,059               78        59,530              -            501,667
Subordinated notes                       534,467                -             -              -            534,467
Other noncurrent liabilities              55,111           25,721        52,030              -            132,862
Notes payable to affiliates               53,475            8,522       379,961       (441,958)                 -
                                      ----------       ----------    ----------    -----------        -----------
  Total liabilities                    1,397,624          105,140       889,115       (643,913)         1,747,966
                                      ----------       ----------    ----------    -----------        -----------
Mandatorily redeemable
 convertible trust preferred
 securities                               55,250                -             -              -             55,250
Stockholders' investment:                512,649          298,516       425,664       (724,180)           512,649
 Accumulated other compre-
  hensive loss
                                          (2,569)               -       (64,017)             -            (66,586)
                                      ----------       ----------    ----------    -----------        -----------
                                      $1,962,954       $  403,656    $1,250,762    $(1,368,093)       $ 2,249,279
                                      ==========       ==========    ==========    ===========        ===========


11.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)



                                          DURA                         NON-
                                        OPERATING     GUARANTOR      GUARANTOR
                                          CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                       ----------     ---------      ---------     ------------   ------------

 Revenues                                $ 314,182      $ 82,812     $ 282,432       $ (13,105)    $  666,321
 Cost of sales                             271,879        65,518       253,018         (13,105)       577,310
                                         ---------      --------     ---------       ---------     ----------
   Gross profit                             42,303        17,294        29,414               -         89,011
 Selling, general and
  administrative expenses                   20,060         3,733        12,306               -         36,099
 Amortization expense                        3,239           587         2,869               -          6,695
                                         ---------      --------     ---------       ---------     ----------
  Operating income                          19,004        12,974        14,239               -         46,217
 Interest expense, net                      14,024           (62)       10,654               -         24,616
                                         ---------      --------     ---------       ---------     ----------
  Income before provision for
    income taxes, equity in
    (earnings) of affiliates and
    minority interest                        4,980        13,036         3,585               -         21,601
 Provision for income taxes                  3,206         3,319         1,536               -          8,061
 Minority interests and equity in
  (earnings) of affiliates, net            (11,766)            -        (1,124)         12,890              -
 Minority interest-dividends on
  trust preferred securities, net              674             -             -               -            674
 Dividends (to)/ from affiliates                 -          (684)         (681)          1,365              -
                                         ---------      --------     ---------       ---------     ----------
   Net income (loss)                     $  12,866      $ 10,401     $   3,854       $ (14,255)    $   12,866
                                         =========      ========     =========       =========     ==========


11.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)


                          DURA AUTOMOTIVE SYSTEMS, INC.
    CONSOLIDATING STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                          DURA                         NON-
                                        OPERATING     GUARANTOR      GUARANTOR
                                          CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                        ---------     ---------      ---------     ------------   ------------

 Revenues                                $ 615,931     $ 156,738     $ 584,544       $ (29,039)   $ 1,328,174
 Cost of sales                             531,661       125,882       518,752         (29,039)     1,147,256
                                         ---------     ---------     ---------       ---------    -----------
   Gross profit                             84,270        30,856        65,792               -        180,918
 Selling, general and
  Administrative expenses                   40,358         7,393        25,981               -         73,732
 Facility consolidation and
  other charges                              1,616           708           305               -          2,629
 Amortization expense                        6,165         1,516         6,013               -         13,694
                                         ---------     ---------     ---------       ---------    -----------
  Operating income                          36,131        21,239        33,493               -         90,863
 Interest expense, net                      30,203           596        22,350               -         53,149
                                         ---------     ---------     ---------       ---------    -----------
  Income before provision for
    income taxes, equity in
    (earnings) of affiliates and
    minority interest                        5,928        20,643        11,143               -         37,714
 Provision for income taxes                  4,181         5,687         4,477               -         14,345
 Minority interests and equity in
  (earnings) of affiliates, net            (21,622)            -        (1,839)         23,461              -
 Minority interest-dividends on
  Trust preferred securities, net            1,285             -             -               -          1,285
 Dividends (to)/ from affiliates                 -        (1,366)       (1,364)          2,730              -
                                         ---------     ---------     ---------       ---------    -----------
   Net income (loss)                     $  22,084     $  16,322     $   9,869       $ (26,191)   $    22,084
                                         =========     =========     =========       =========    ===========


11.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
    CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                 JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                         DURA                        NON-
                                       OPERATING     GUARANTOR    GUARANTOR
                                         CORP.       COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                       ---------     ---------    ---------     ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                     $  22,084    $  16,322     $   9,869      $ (26,191)     $    22,084
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
 Depreciation and amortization            20,726        5,485        21,781              -           47,992
 Deferred income taxes                   (14,708)      14,573         1,719              -            1,584
 Equity in losses of affiliates
  and minority interest                  (16,421)           -        (1,839)        18,260                -
 Changes in other operating
  items                                   73,891       14,374       (22,978)             -           65,287
                                       ---------    ---------     ---------      ---------      -----------
     Net cash provided by (used
      in) operating activities            85,572       50,754         8,552         (7,931)         136,947
                                       ---------    ---------     ---------      ---------      -----------
INVESTING ACTIVITIES:
 Capital expenditures, net                (4,990)      (2,620)      (22,029)             -          (29,639)
                                       ---------    ---------     ---------      ---------      -----------
     Net cash used in investing
      activities                          (4,990)      (2,620)      (22,029)             -          (29,639)
                                       ---------    ---------     ---------      ---------      -----------
FINANCING ACTIVITIES:
 Short-term borrowings, net                3,318           53        (8,445)             -           (5,074)
 Long-term borrowings, net               (75,873)          78       (24,822)             -         (100,617)
 Debt financing (to)/from
  affiliates                            (148,000)     (41,654)      189,654              -                -
 Proceeds from issuance of
  common stock and exercise
  of stock options                           105            -             -              -              105
 Dividends paid                                -       (6,566)       (1,365)         7,931                -
                                       ---------    ---------     ---------      ---------      -----------
     Net cash provided by (used in)
       financing activities             (220,450)     (48,089)      155,022          7,931         (105,586)
                                       ---------    ---------     ---------      ---------      -----------
EFFECT OF EXCHANGE
  RATE ON CASH                           139,927            -      (142,422)             -           (2,495)
                                       ---------    ---------     ---------      ---------      -----------
NET INCREASE (DECREASE)
  IN CASH AND CASH
  EQUIVALENTS                                 59           45          (877)             -             (773)
CASH AND CASH
 EQUIVALENTS:
Beginning of period                       18,154        1,060        11,224              -           30,438
                                       ---------    ---------     ---------      ---------      -----------
End of period                          $  18,213    $   1,105     $  10,347              -      $    29,665
                                       =========    =========     =========      =========      ===========


11.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)



                                         DURA                          NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES     ELIMINATIONS      CONSOLIDATED
                                      ----------      ---------      ---------     ------------      ------------

              Assets
----------------------------------
Current assets:
 Cash and cash equivalents           $    18,154        $   1,060   $   11,224               -       $    30,438
 Accounts receivable, net                138,628           33,600      195,277               -           367,505
 Inventories                              50,140           20,218       78,561               -           148,919
 Other current assets                     74,444           15,112       80,527               -           170,083
 Due from affiliates                     127,166           61,800       32,979     $  (221,945)                -
                                     -----------        ---------   ----------     -----------       -----------
  Total current assets                   408,532          131,790      398,568        (221,945)          716,945
                                     -----------        ---------   ----------     -----------       -----------
Property, plant and equipment,
 net                                     200,289           52,448      281,175               -           533,912

Investment in subsidiaries               583,799           27,000       50,396        (661,195)                -
Notes receivable from
 affiliates                              354,502          115,189       72,187        (541,878)                -
Goodwill, net                            419,260          116,958      491,895               -         1,028,113
Other assets, net                         31,772           11,554       34,751               -            78,077
                                     -----------        ---------   ----------     -----------       -----------
                                     $ 1,998,154        $ 454,939   $1,328,972     $(1,425,018)      $ 2,357,047
                                     ===========        =========   ==========     ===========       ===========
   Liabilities and Stockholders'
            Investment
-----------------------------------
Current liabilities:
Accounts payable                     $    97,211        $  14,892   $  146,792     $         -       $   258,895
Accrued liabilities                       83,618           16,074      125,340               -           225,032
Current maturities of long-
 term debt                                36,091                -       27,922               -            64,013
Due to affiliates                         80,036           28,816      113,093        (221,945)                -
                                     -----------        ---------   ----------     -----------       -----------
    Total current liabilities            296,956           59,782      413,147        (221,945)          547,940
                                     -----------        ---------   ----------     -----------       -----------
Long-term debt, net of
 current maturities                      676,840                -       90,121               -           766,961
Subordinated notes                       394,240                -            -               -           394,240
Other noncurrent liabilities              51,314           31,485       56,463               -           139,262
Notes payable to affiliates               35,328           64,978      441,572        (541,878)                -
                                     -----------        ---------   ----------     -----------       -----------
  Total liabilities                    1,454,678          156,245    1,001,303        (763,823)        1,848,403
                                     -----------        ---------   ----------     -----------       -----------
Mandatorily redeemable
 convertible trust preferred
 securities                               55,250                -            -               -            55,250
Stockholders' investment:                490,192          298,694      362,501        (661,195)          490,192
 Accumulated other compre-
  hensive loss                            (1,966)               -      (34,832)              -           (36,798)
                                     -----------        ---------   ----------     -----------       -----------
                                     $ 1,998,154        $ 454,939   $1,328,972     $(1,425,018)      $ 2,357,047
                                     ===========        =========   ==========     ===========       ===========


11.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)


                                          DURA                         NON-
                                        OPERATING     GUARANTOR      GUARANTOR
                                          CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                        ---------     ---------      ---------     ------------   ------------


 Revenues                               $  314,750     $ 133,940    $  270,221      $  (11,221)    $  707,690
 Cost of sales                             261,843       110,936       231,705         (11,221)       593,263
                                        ----------     ---------    ----------      ----------     ----------
   Gross profit                             52,907        23,004        38,516               -        114,427
 Selling, general and
   administrative expenses                  23,330         4,631        15,686               -         43,647
 Product recall charge                      16,000             -             -               -         16,000
 Amortization expense                        3,207           593         3,230               -          7,030
                                        ----------     ---------    ----------      ----------     ----------
  Operating income                          10,370        17,780        19,600               -         47,750
 Interest expense, net                      15,298           668        11,382               -         27,348
                                        ----------     ---------    ----------      ----------     ----------
  Income (loss) before provision
    for income taxes, equity in
    earnings of affiliates and
    minority interest                       (4,928)       17,112         8,218               -         20,402
 Provision (benefit) for income
   taxes                                      (893)        5,516         3,532               -          8,155
 Minority interests and equity in
  earnings of affiliates, net              (16,166)            -        (2,537)         18,819            116
 Minority interest-dividends on
   trust preferred securities, net             611             -             -               -            611
                                        ----------     ---------    ----------      ----------     ----------
   Net income                           $   11,520     $  11,596    $    7,223      $  (18,819)    $   11,520
                                        ==========     =========    ==========      ==========     ==========


11.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
    CONSOLIDATING STATEMENTS OF INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)



                                          DURA                         NON-
                                        OPERATING     GUARANTOR      GUARANTOR
                                          CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                        ---------     ---------      ---------     ------------   ------------

 Revenues                               $  656,183     $ 221,492    $  538,835      $  (26,051)    $ 1,390,459
 Cost of sales                             554,531       181,167       457,270         (26,051)      1,166,917
                                        ----------     ---------    ----------      ----------     -----------
   Gross profit                            101,652        40,325        81,565               -         223,542
 Selling, general and
   administrative expenses                  41,556         8,939        37,070               -          87,565
 Product recall charge                      16,000             -             -               -          16,000
 Amortization expense                        6,594         1,133         6,344               -          14,071
                                        ----------     ---------    ----------      ----------     -----------
  Operating income                          37,502        30,253        38,151               -         105,906
 Interest expense, net                      30,498         1,340        23,431               -          55,269
                                        ----------     ---------    ----------      ----------     -----------
  Income before provision for
    income taxes, equity in
    earnings of affiliates and
    minority interest                        7,004        28,913        14,720               -          50,637
 Provision for income taxes                  4,133         9,559         6,829               -          20,521
 Minority interests and equity in
  earnings of affiliates, net              (26,331)            -        (4,499)         31,744             914
 Minority interest-dividends on
   trust preferred securities, net           1,222             -             -               -           1,222
                                        ----------     ---------    ----------      ----------     -----------
   Net income                           $   27,980     $  19,354    $   12,390      $  (31,744)    $    27,980
                                        ==========     =========    ==========      ==========     ===========


11.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2000
                             (AMOUNTS IN THOUSANDS)


                                         DURA                        NON-
                                       OPERATING     GUARANTOR    GUARANTOR
                                         CORP.       COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                       --------      ---------    ---------     ------------    ------------

OPERATING ACTIVITIES:
 Net income (loss)                    $   27,980    $  19,354    $   12,390     $  (31,744)     $    27,980
 Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities:
 Depreciation and amortization            19,748        4,510        20,766                          45,024
 Deferred income taxes                         -            -        (2,001)             -           (2,001)
 Equity in losses of affiliates
   and minority interest                 (26,331)           -        (4,499)        31,744              914
 Changes in other operating
   items                                  20,259        4,747        (4,349)             -           20,657
                                      ----------    ---------    ----------     ----------      -----------
 Net cash provided by
  operating activities                    41,656       28,611        22,307              -           92,574
                                      ----------    ---------    ----------     ----------      -----------
INVESTING ACTIVITIES:
 Acquisitions, net of cash
  Acquired                                     -       (9,190)      (10,646)             -          (19,836)
 Capital expenditures, net               (20,097)      (5,698)      (32,757)             -          (58,552)
                                      ----------    ---------    ----------     ----------      -----------
     Net cash used in investing
       Activities                        (20,097)     (14,888)      (43,403)             -          (78,388)
                                      ----------    ---------    ----------     ----------      -----------
FINANCING ACTIVITIES:
 Short-term borrowings, net               14,361         (315)      (16,516)                         (2,470)
 Long-term borrowings, net                (1,601)         (79)      (35,451)             -          (37,131)
 Debt financing (to)/from
   Affiliates                            (31,165)     (11,861)       43,026              -                -
 Common stock repurchases                 (1,723)           -             -              -           (1,723)
 Proceeds from issuance of
  common stock and exercise
  of stock options                           348            -             -              -              348
                                      ----------    ---------    ----------     ----------      -----------
     Net cash used in financing
        activities                       (19,780)     (12,255)       (8,941)             -          (40,976)
                                      ----------    ---------    ----------     ----------      -----------
EFFECT OF EXCHANGE
RATE ON CASH                                   -            -        24,500              -           24,500
                                      ----------    ---------    ----------     ----------      -----------
NET INCREASE IN CASH
 AND CASH EQUIVALENTS                      1,779        1,468        (5,537)             -           (2,290)
CASH AND CASH EQUIVALENTS:
 Beginning of period                       1,267         (286)       22,716              -           23,697
                                      ----------    ---------    ----------     ----------      -----------
 End of period                        $    3,046    $   1,182    $   17,179              -      $    21,407
                                      ==========    =========    ==========     ==========      ===========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000

Revenues - Revenues for the three months ended June 30, 2001 were $666.3 million a decrease of $41.4 million, or 5.8%, from $707.7 million for the three months ended June 30, 2000. Factors that unfavorably impacted revenue in 2001 included the weakness in the North American automotive and recreational vehicle markets and the weakening of the European currencies in relation to the US dollar.

Cost of Sales - Cost of sales for the three months ended June 30, 2001 were $577.3 million a decrease of $16.0 million, or 2.7%, from $593.3 million for the three months ended June 30, 2000. Cost of sales as a percentage of revenues for the second quarter of 2001 increased to 86.6% compared to 83.8% in the first quarter of 2000. The corresponding reduction in gross margin is primarily the result of the softening of the North American automotive and recreational vehicle markets as well as OEM plant closures related to the Ford Explorer and Ranger and a couple of difficult program launches in Europe.

Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended June 30, 2001 were $36.1 million a decrease of $7.5 million, or 17.3%, from $43.6 million for the three months ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 5.4% for 2001 compared to 6.2% in the second quarter of 2000. The decrease in cost is primarily the result of the salaried headcount reductions during the fourth quarter of 2000 and first quarter of 2001.

Amortization Expense - Amortization expense for the three months ended June 30, 2001 was $6.7 million a decrease of $0.3 million from $7.0 million for the three months ended June 30, 2000.

Interest Expense - Interest expense for the three months ended June 30, 2001 was $24.6 million a decrease of $2.7 million, or 10.0%, from $27.3 million for the three months ended June 30, 2000. The decrease in interest expense is due to lower interest rates on LIBOR contracts and significant debt pay-down during the second quarter of 2001.

Income Taxes - The effective income tax rate was 37.3% for the three months ended June 30, 2001 and 40.0% for the three months ended June 30, 2000. The decrease is primarily due to a change in statutory rates in Germany that became effective in 2001. The overall effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

Minority Interest and Equity in Losses of Affiliates - For the three months ended June 30, 2000, minority interest and equity in losses of affiliates represents minority interest in Dura's fully consolidated subsidiary in Wales. The minority interest was acquired during 2000 and at June 30, 2001 was wholly owned.

Minority Interest - Minority interest for the three months ended June 30, 2001 and June 30, 2000 represents dividends, net of income tax benefits, on the 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000

Revenues - Revenues for the six months ended June 30, 2001 were $1,328.2 million a decrease of $62.3 million, or 4.5%, from $1,390.5 million for the six months ended June 30, 2000. Factors that unfavorably impacted revenue in 2001 included the weakness in the North American automotive and recreational vehicle markets and the weakening of the European currencies in relation to the US dollar.

Cost of Sales - Cost of sales for the six months ended June 30, 2001 were $1,147.3 million a decrease of $19.6 million, or 1.7%, from $1,166.9 million for the six months ended June 30, 2000. Cost of sales as a percentage of revenues for the first six months of 2001 increased to 86.4% compared to 83.9% in the first six months of 2000. The corresponding reduction in gross margin is primarily the result of the softening of the North American automotive and recreational vehicle markets as well as OEM plant closures related to the Ford Explorer and Ranger and a couple of difficult program launches in Europe.

Selling, General, and Administrative - Selling, general, and administrative expenses for the six months ended June 30, 2001 were $73.7 million a decrease of $13.8 million, or 15.8%, from $87.6 million for the six months ended June 30, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 5.6% for 2001 compared to 6.3% for the first six months of 2000. The decrease in cost is primarily the result of the salaried headcount reductions during the fourth quarter of 2000 and first quarter of 2001 and the absence of project consulting costs incurred during the first quarter of 2000.

Amortization Expense - Amortization expense for the six months ended June 30, 2001 was $13.7 million a decrease of $0.4 million from $14.1 million for the six months ended June 30, 2000.

Interest Expense - Interest expense for the six months ended June 30, 2001 was $53.1 million a decrease of $2.2 million, or 3.8%, from $55.3 million for the six months ended June 30, 2000. The decrease in interest expense is due to lower interest rates on LIBOR contracts and significant debt pay-down during the first half of 2001.

Income Taxes - The effective income tax rate was 38.0% for the six months ended June 30, 2001 and 40.5% for the six months ended June 30, 2000. The decrease is primarily due to a change in statutory rates in Germany that became effective in 2001. The overall effective rates differed from the statutory rates as a result of higher foreign tax rates and the effects of state taxes and non-deductible goodwill amortization.

Minority Interest and Equity in Losses of Affiliates - For the six months ended June 30, 2000, minority interest and equity in losses of affiliates represents minority interest in Dura's fully consolidated subsidiary in Wales. The minority interest was acquired during 2000 and at June 30, 2001 was wholly owned.

Minority Interest - Minority interest for the six months ended June 30, 2001 and June 30, 2000 represents dividends, net of income tax benefits, on the 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2001, Dura provided cash from operations of $136.9 million, compared to $92.6 million in 2000. Cash generated from operations before changes in working capital items was $71.7 million for the first six months of 2001 compared to $71.9 million for 2000. Working capital provided cash of $65.3 million in the first six months of 2001 as compared to $20.7 million in 2000. The increase in cash generation from working capital is primarily the result of Dura's continued focus on cash management which resulted in the reduction of inventory and other current assets during the quarter.

Net cash used in investing activities was $29.6 million for the first six months of 2001 as compared to $78.4 million in 2000. This $29.6 million in 2001 related to net capital expenditures primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $58.6 million and $19.8 million spent on acquisitions in 2000.

Net cash used in financing activities totaled $105.6 million for the first six months of 2001 as compared to $41.0 million in 2000.

In March 1999, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of June 30, 2001, rates on borrowings under the Credit Agreement ranged from 5.8% to 7.2%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were repaid in April 1999.

The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of June 30, 2001. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura. Existing economic and industry conditions have resulted in a significant decline in projected vehicle production volumes for 2001. Based upon financial projections for 2001, Dura anticipated being out of compliance with certain of its debt covenant requirements due to a mandatory adjustment to a required financial ratio as of September 2001. In response, Dura met with its lenders with respect to amending such financial covenants. On May 11, 2001 Dura successfully obtained an amendment to the Credit Agreement and anticipates complying with the newly established ratios.

The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of June 30, 2001, $50.0 million of borrowings were denominated in US dollars; $9.1 million in British pound sterling; and $5.9 million in Canadian dollars.

In April 1999, Dura completed the offering of $300.0 million and Euro 100.0 million of 9% senior subordinated notes ("Subordinated Notes"), due May 2009. The interest on the Subordinated Notes is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million was used for general corporate purposes. In June 2001, Dura completed a similar offering of 9% senior subordinated notes due May 2009 with a face amount of $158.5 million. The interest on these notes is also payable semi-annually. Unamortized discount and debt issuance costs were $8.5 million, yielding an imputed interest rate of 10%. Net proceeds of approximately $147.1 million were used to reduce the borrowings outstanding under the revolving credit facility. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

At June 30, 2001, Dura had unused borrowing capacity of approximately $318.9 million. Dura believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2001 capital expenditures will be below $90.0 million.

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

FOREIGN CURRENCY TRANSACTIONS

A significant portion of Dura's revenues during the three months ended June 30, 2001 was derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A significant portion of Dura's assets at June 30, 2001 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations (see discussion above on "Market Risk").

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the FASB approved for issuance, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licenses, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on Dura's results of operations.


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

         None

Item 3.  Defaults Upon Senior Securities:

         None

Item 4.  Submission of Matters to a Vote of Security Holders:

         The Annual Meeting of Stockholders of Dura Automotive Systems, Inc. was held on May 22, 2001. At the meeting, the following matters were submitted to a vote of the stockholders of Dura:

         1. The election of ten directors to serve for one year beginning at the 2001 annual stockholders' meeting and expiring at the 2002 annual stockholders' meeting. Each of the nominees Robert E. Brooker, Jr., Jack K. Edwards, James O. Futterknecht, Jr, S.A. Johnson, J. Richard Jones, John C. Jorgensen, William L. Orscheln, Eric J. Rosen, Karl F. Storrie and Ralph R. Whitney, Jr. were elected. Of the 46,544,198 votes, at least 42,975,852 votes granted authority to vote for these directors and no more than 3,568,346 abstaining votes were cast.

         2. The ratification of the appointment of Arthur Andersen LLP to serve as Dura's independent public accountants for the year ending December 31, 2001 was approved by 46,029,241 votes.

Item 5.  Other Information:

         None

Item 6.  Exhibits and Reports on Form 8-K:

         None

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DURA AUTOMOTIVE SYSTEMS, INC.


Date:  August 13, 2001           By /s/ David Bovee
                                    ---------------
                                      David Bovee
                                      Vice President, Chief Financial Officer
                                      (principal accounting and financial
                                      officer)