Form 10-Q
period 2001-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2001-11-13
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at October 31, 2001 was 14,664,102 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at October 31, 2001 was 3,133,540 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2001 and 2000 (unaudited)

                 Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2001 and 2000 (unaudited)

                 Condensed Consolidated Balance Sheets at September 30, 2001 (unaudited) and December 31, 2000

                 Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (unaudited)

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


SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                 Three Months Ended September 30,
                                                 --------------------------------
                                                      2001             2000
                                                   -----------    -----------
Revenues                                           $   568,890    $   587,081
Cost of sales                                          500,723        493,450
                                                   -----------    -----------
       Gross profit                                     68,167         93,631
Selling, general and administrative expenses            33,494         41,406
Facility consolidation and other charges                 7,685             --
Amortization expense                                     6,833          6,814
                                                   -----------    -----------
       Operating income                                 20,155         45,411
Interest expense, net                                   24,603         27,284
                                                   -----------    -----------
       Income (loss) before provision for
       income taxes and minority interests              (4,448)        18,127
Provision (benefit) for income taxes                    (1,704)         7,260
Minority interest - dividends on trust
  preferred securities, net                                642            612
                                                   -----------    -----------
       Net income (loss)                           $    (3,386)   $    10,255
                                                   ===========    ===========

Basic earnings (loss) per common share             $     (0.19)   $      0.59
Basic shares outstanding                                17,768         17,470

Diluted earnings (loss) per common share           $     (0.19)   $      0.58
Diluted shares outstanding                              17,768         18,772


 The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                 Nine Months Ended September 30,
                                                --------------------------------
                                                      2001            2000
                                                   -----------    -----------
Revenues                                           $ 1,897,064   $  1,977,540
Cost of sales                                        1,647,979      1,660,367
                                                   -----------    -----------
       Gross profit                                    249,085        317,173
Selling, general and administrative expenses           107,226        128,971
Facility consolidation and other charges                10,314         16,000
Amortization expense                                    20,527         20,885
                                                   -----------    -----------
       Operating income                                111,018        151,317
Interest expense, net                                   77,752         82,553
                                                   -----------    -----------
       Income before provision for income
       taxes, equity in losses of affiliate
       and minority interests                           33,266         68,764
Provision for income taxes                              12,641         27,781
Equity in losses of affiliate and minority
  interests                                                 --            914
Minority interest - dividends on trust
  preferred securities, net                              1,927          1,834
                                                   -----------    -----------
       Net income                                  $    18,698    $    38,235
                                                   ===========    ===========

Basic earnings per common share                    $      1.05    $      2.19
Basic shares outstanding                                17,747         17,450

Diluted earnings per common share                  $      1.04    $      2.13
Diluted shares outstanding                              18,022         18,854


 The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                          September 30,      December 31,
                        Assets                                 2001              2000
-------------------------------------------------------   -------------      ------------
                                                           (unaudited)
Current assets:
      Cash and cash equivalents                           $     20,202       $     30,438
      Accounts receivable, net                                 364,497            367,505
      Inventories                                              128,313            148,919
      Other current assets                                     146,403            170,083
                                                          ------------       ------------
           Total current assets                                659,415            716,945
                                                          ------------       ------------

Property, plant and equipment, net                             517,522            533,912
Goodwill, net                                                  992,549          1,028,113
Deferred income taxes and other assets, net                     81,668             78,077
                                                          ------------       ------------
                                                          $  2,251,154       $  2,357,047
                                                          ============       ============

       Liabilities and Stockholders' Investment
-------------------------------------------------------

Current liabilities:
      Accounts payable                                    $    256,895       $    258,895
      Accrued liabilities                                      253,317            225,032
      Current maturities of long-term debt                      63,712             64,013
                                                          ------------       ------------
           Total current liabilities                           573,924            547,940
                                                          ------------       ------------

Long-term debt, net of current maturities                      499,988            766,961
Subordinated notes                                             542,030            394,240
Other noncurrent liabilities                                   134,545            139,262
Mandatorily redeemable convertible trust preferred
securities                                                      55,250             55,250
                                                          ------------       ------------

Stockholders' investment:
      Common stock - Class A                                       146                143
      Common stock - Class B                                        32                 33
      Additional paid-in capital                               341,798            341,472
      Treasury stock                                            (1,278)            (1,505)
      Retained earnings                                        168,747            150,049
      Accumulated other comprehensive loss                     (64,028)           (36,798)
                                                          ------------       ------------
           Total stockholders' investment                      445,417            453,394
                                                          ------------       ------------
                                                          $  2,251,154       $  2,357,047
                                                          ============       ============


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                               Nine Months Ended September 30,
                                                               ------------------------------
                                                                   2001              2000
                                                                -----------      -----------
OPERATING ACTIVITIES:
     Net income                                                 $   18,698       $    38,235
     Adjustments to reconcile net income to
       net cash provided by operating activities -
          Depreciation and amortization                              72,036           66,067
          Deferred income taxes                                         706           (1,868)
          Equity in losses of affiliates and minority
            interest                                                     --              914
          Changes in other operating items                           65,041          (21,806)
                                                                -----------      -----------
          Net cash provided by operating activities                 156,481           81,542
                                                                -----------      -----------

INVESTING ACTIVITIES:
     Acquisitions, net of cash acquired                                  --          (19,836)
     Capital expenditures, net                                      (46,486)         (76,513)
                                                                -----------      -----------

          Net cash used in investing activities                     (46,486)         (96,349)
                                                                -----------      -----------

FINANCING ACTIVITIES:
     Short-term repayments, net                                         755            2,123
     Long-term debt repayments, net                                (108,994)          (3,986)
     Common stock repurchases                                            --           (1,604)
     Proceeds from issuance of common stock and
       exercise of stock options                                        286              551
                                                                -----------      -----------
          Net cash used in financing activities                    (107,953)          (2,916)
                                                                -----------      -----------
EFFECT OF EXCHANGE RATE ON CASH                                     (12,278)           5,651
                                                                -----------      -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (10,236)         (12,072)

CASH AND CASH EQUIVALENTS:
     Beginning of period                                             30,438           23,697
                                                                -----------      -----------

     End of period                                              $    20,202      $    11,625
                                                                ===========      ===========


SUPPLEMENTAL DISCLOSURE:
     Cash paid for interest                                     $    63,366      $    69,965
     Cash paid for income taxes                                 $     3,241      $     2,633


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

        Revenues and operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.      INVENTORIES

       Inventories consisted of the following (in thousands):

                                 September 30,       December 31,
                                     2001               2000
                                ---------------     --------------
         Raw materials             $   70,279          $   77,357
         Work-in-process               27,605              31,071
         Finished goods                30,429              40,491
                                   ----------          ----------
                                   $  128,313          $  148,919
                                   ==========          ==========

3.      EARNINGS (LOSS) PER SHARE

        Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. For the three months ended September 30, 2001, the diluted earnings per share calculation is identical to the basic earnings per share calculation as the effects of the outstanding stock options and the conversion of the Preferred Securities would have had an anti-dilutive effect on the calculation. For the nine months ended September 30, 2001, the diluted earnings per share include the effects of the outstanding stock options. For the three and nine months ended September 30, 2000, diluted earnings per share include (i) the effects of outstanding stock options and warrants using the treasury stock method and (ii) the conversion of the Preferred Securities, as follows (in thousands, except per share amounts):

                                                   Three Months         Nine Months Ended
                                                Ended September 30,       September 30,
                                                -------------------    -------------------
                                                 2001       2000        2001       2000
                                                --------   -------     -------    -------
    Net income (loss)                           $ (3,386)  $10,255     $18,698    $38,235
    Interest expense on mandatorily redeemable
      convertible preferred securities, net
      of tax                                          --       612          --      1,834
                                                --------   -------     -------    -------
    Net income (loss) applicable to common
      stockholders - diluted                    $ (3,386)  $10,867     $18,698    $40,069
                                                ========   =======     =======    =======

    Weighted average number of Class A
      common shares outstanding                   14,602    14,150      14,498     14,130
    Weighted average number of Class B
      common shares outstanding                    3,166     3,320       3,249      3,320
                                                --------   -------     -------    -------
                                                  17,768    17,470      17,747     17,450
    Dilutive effect of outstanding stock
      options after application of the treasury
      stock method                                    --        13         275         14
    Dilutive effect of warrants                       --        --          --        101
    Dilutive effect of mandatorily redeemable
      convertible preferred securities,
      assuming conversion                             --     1,289          --      1,289
                                                --------   -------     -------    -------
    Diluted shares outstanding                    17,768    18,772      18,022     18,854
                                                ========   =======     =======    =======

    Basic earnings (loss) per share             $  (0.19)  $  0.59     $  1.05    $  2.19
                                                ========   =======     =======    =======

    Diluted earnings (loss) per share           $  (0.19)  $  0.58     $  1.04    $  2.13
                                                ========   =======     =======    =======

4.      FACILITY CONSOLIDATION AND OTHER CHARGES

Divestiture

        In August 2001, Dura divested its Australian operations resulting in a charge of $7.7 million. The majority of this charge was non-cash related. The Australian operations generated approximately $10.0 million of revenue on an annualized basis and produced parking brakes, jacks, pedal assemblies, hinges and latches for the automotive industry. Their largest customers included Ford Motor Company, Holden Limited, and Delphi Automotive Systems. The effect of this divestiture on future operating results will not be material.

2000 Plan

        Throughout 2000 Dura evaluated manufacturing capacity issues and opportunities for cost reduction given the reduced demand in the automotive and recreational vehicle markets and the available capacity within Dura's operations. As a result, in the fourth quarter of 2000, Dura began to implement several actions including discontinuing operations in two North American facilities, combining the Driver Control and Engineered Products divisions into one, Control Systems, and reducing and consolidating certain support activities to achieve an appropriate level of support personnel relative to remaining operations and future business requirements. These actions resulted in a fourth quarter 2000 restructuring charge of $6.8 million, including severance related payments of $6.2 million and facility closure costs of approximately $0.6 million.

Additionally in 2000 Dura expensed as incurred equipment relocation costs of $0.8 million. In continuation of the 2000 plan, Dura recorded $2.4 million of additional restructuring charges in the first quarter of 2001 relating to employee severance and expensed as incurred approximately $0.2 million of equipment relocation costs incurred in connection with the continuation of the 2000 plan. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the consolidated statement of operations. During the third quarter of 2001 an adjustment was made of $0.2 million to decrease the reserve for facility closure costs as the actual costs incurred were less than originally estimated. Costs incurred and charged to the reserves as of September 30, 2001 amounted to $7.6 million in severance related costs and $0.3 million facility closure costs.

        The decision to exit the two facilities will result in a reduction in the work force of approximately 52 salaried and 408 hourly employees of which 49 salaried and 383 hourly employees have been severed as of September 30, 2001. Additionally, the decision to consolidate two divisions into one will result in a reduction of approximately 113 salaried employees of which 111 have been severed as of September 30, 2001. These restructuring actions are expected to be completed by the end of 2001.

1999 Plan

        In the fourth quarter of 1999, Dura began to implement a comprehensive facility consolidation plan to consolidate certain facilities designed to lower its cost structure and improve the long-term competitive position of Dura. As a result, Dura recognized charges to operations of $16.2 million. Included in this charge are the costs associated with consolidating and eliminating certain facilities and associated lease obligations of $1.4 million; severance related to employee terminations of $13.2 million; and asset impairments of $1.6 million. The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment, and leasehold improvements, from facilities Dura intends to dispose of or discontinue their use. Impairment was measured based on estimated proceeds on the sale of the facilities and equipment. The majority of the countries in which Dura operates have statutory requirements with regards to the minimum severance payments that must be made to employees upon termination. The facility consolidation plan originally called for the termination of approximately 5 salaried plant management and 313 hourly plant manufacturing employees primarily under SFAS No. 112, "Employers' Accounting for Post-employment Benefits". However, capacity and customer issues identified in the fourth quarter of 2000 prompted Dura to remain at one of the European facilities that was previously planned for closure. As a result, the related reserves of $7.8 million of severance and $0.4 million of facility obligations were reversed in the fourth quarter of 2000 and the plan now calls for the termination of 5 salaried plant management and 41 hourly plant manufacturing employees of which all were terminated as of June 30, 2001, respectively. Costs incurred and charged to the reserves as of September 30, 2001 amounted to $1.0 million related to lease and other closure costs, $5.4 million in severance and $1.6 million related to asset impairment. These restructuring actions are principally complete as of September 30, 2001.

5.      ACQUISITION INTEGRATIONS

        Dura has implemented reorganization plans designed to integrate the operations of recent acquisitions. As of September 30, 2001, purchase liabilities recorded in conjunction with the acquisitions included approximately $30.2 million for costs associated with the shutdown and consolidation of certain acquired facilities and $9.0 million for severance and other related costs. Adjustments to the reserve recorded during the nine months ended September 30, 2001 included a net increase of $0.2 million for costs related to acquired facilities and a net increase of $0.3 million in severance and other related costs. All adjustments were reflected as an adjustment to goodwill. Costs incurred and charged to the reserves during the nine months ended September 30, 2001 amounted to $4.2 million related to acquired facilities and $5.2 million in severance and other related costs.


6.      LONG-TERM DEBT

        Long-term debt consisted of the following (in thousands):

                                                     September 30,      December 31,
                                                         2001               2000
                                                     -------------      ------------
             Credit Agreement:
               Tranche A and B term loans            $     468,989      $    506,115
               Revolving credit facility                    67,214           292,764
             Other                                          27,497            32,095
                                                     -------------      ------------
                                                           563,700           830,974
             Less - Current maturities                     (63,712)          (64,013)
                                                     -------------      ------------
             Total long-term debt                    $     499,988      $    766,961
                                                     =============      ============

        In March 1999, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of September 30, 2001, rates on borrowings under the Credit Agreement are generally based on LIBOR and ranged from 4.7 % to 6.7 %. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. In the first quarter 2001, as a result of existing industry conditions, Dura anticipated being out of compliance with certain of its financial covenants in the later half of the year due to a mandatory adjustment to a required financial ratio. In response, Dura met with its lenders with respect to amending such financial covenants. On May 11, 2001 Dura successfully obtained an amendment to the Credit Agreement and anticipated complying with the newly established ratios. Dura was in compliance with the covenants as of September 30, 2001. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

        The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of September 30, 2001, $50.0 million of borrowings were denominated in U.S. dollars, $14.0 million of borrowings were denominated in British pound sterling and $3.2 million of borrowings were denominated in Euro.

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


9.      BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

        On June 29, 2001, the FASB approved for issuance, SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on Dura's results of operations.

10.     COMPREHENSIVE INCOME (LOSS)

        Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Dura, comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments and the deferred gain/ loss on derivative instruments utilized to hedge Dura's interest and foreign exchange exposures. Comprehensive income (loss) for the periods is as follows (in thousands):


                                  Three Months Ended             Nine Months Ended
                                     September 30,                 September 30,
                               --------------------------    ---------------------------
                                  2001           2000           2001           2000
                                 -------       --------      ----------     ----------
Net income (loss)                $(3,386)      $ 10,255      $   18,698     $   38,235
Other comprehensive income:
    Foreign currency
      translation adjustment       1,998        (11,763)        (27,173)       (34,496)
    Derivative instruments           560             --             (57)            --
                                 -------       --------      ----------     ----------
Comprehensive income (loss)      $  (828)      $ (1,508)     $   (8,532)    $    3,739
                                 =======       ========      ==========     ==========


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

11.     CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
        INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                  DURA                     NON-
                               OPERATING    GUARANTOR   GUARANTOR
                                 CORP.      COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                              ----------   ----------  ----------  -------------  -------------
           Assets
---------------------------
Current assets:
 Cash and cash equivalents    $   16,691   $    1,386  $    2,125  $         --     $   20,202
 Accounts receivable, net        139,755       33,600     191,142            --        364,497
 Inventories                      39,949       18,158      70,206            --        128,313
 Other current assets             53,457        8,656      84,290            --        146,403
 Due from affiliates             156,511       57,460      14,660      (228,631)            --
                              ----------   ----------  ----------  ------------     ----------
    Total current assets         406,363      119,260     362,423      (228,631)       659,415
                              ----------   ----------  ----------  ------------     ----------
Property, plant and
  equipment, net                 184,754       48,927     283,841            --        517,522
Investment in subsidiaries       677,374       20,949      53,331      (751,654)            --
Notes receivable from
  affiliates                     246,811      150,639      70,096      (467,546)            --
Goodwill, net                    439,265       83,135     470,149            --        992,549
Other assets, net                 47,082          470      34,116            --         81,668
                              ----------   ----------  ----------  ------------     ----------
                              $2,001,649   $  423,380  $1,273,956  $ (1,447,831)    $2,251,154
                              ==========   ==========  ==========  ============     ==========
Liabilities and Stockholders'
         Investment
-----------------------------
Current liabilities:
Accounts payable              $  108,934   $  19,670   $  128,291            --     $  256,895
Accrued liabilities              110,020       16,398     126,899            --        253,317
Current maturities of long-
  term debt                       40,852           53      22,807            --         63,712
Due to affiliates                 72,396       35,137     121,098      (228,631)            --
                              ----------   ----------  ----------  ------------     ----------
    Total current liabilities    332,202       71,258     399,095      (228,631)       573,924
                              ----------   ----------  ----------  ------------     ----------
Long-term debt, net of
 current maturities              434,850           65      65,073            --        499,988
Subordinated notes               542,030           --          --            --        542,030
Other noncurrent liabilities      61,387       12,712      60,446            --        134,545
Notes payable to affiliates       68,492       14,228     384,826      (467,546)            --
                              ----------   ----------  ----------  ------------     ----------
    Total liabilities          1,438,961       98,263     909,440      (696,177)     1,750,487
                              ----------   ----------  ----------  ------------     ----------
Mandatorily redeemable
  convertible trust preferred
  securities                      55,250           --          --            --         55,250
Stockholders' investment:        509,446      325,117     426,536      (751,654)       509,445
 Accumulated other
  comprehensive loss              (2,008)          --     (62,020)           --        (64,028)
                              ----------   ----------  ----------  ------------     ----------
                              $2,001,649   $  423,380  $1,273,956  $ (1,447,831)    $2,251,154
                              ==========   ==========  ==========  ============     ==========

================================================================================
11.     CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
        INFORMATION:  (Continued)

                         DURA AUTOMOTIVE SYSTEMS, INC.
         CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                  DURA                    NON-
                                OPERATING   GUARANTOR  GUARANTOR
                                  CORP.     COMPANIES  COMPANIES   ELIMINATIONS  CONSOLIDATED
                               ----------   ---------- ----------  ------------- -------------
 Revenues                       $ 258,843    $ 73,323  $ 247,355    $ (10,631)    $568,890
 Cost of sales                    218,994      62,877    229,483      (10,631)     500,723
                               ----------    --------  ---------    ---------     --------
   Gross profit                    39,849      10,446     17,872           --       68,167
 Selling, general and
  administrative expenses          17,892       3,533     12,069           --       33,494
 Facility consolidation
  and other charges                 7,685          --         --           --        7,685
 Amortization expense               3,405         577      2,851           --        6,833
                               ----------    --------  ---------    ---------     --------
  Operating income                 10,867       6,336      2,952           --       20,155
 Interest expense, net             15,727          25      8,851           --       24,603
                               ----------    --------  ---------    ---------     --------
  Income (loss) before
   provision for income
   taxes, equity in
   (earnings) losses of
   affiliates and minority
   interest                        (4,860)      6,311     (5,899)          --       (4,448)
 Provision (benefit) for
  income taxes                       (705)        344     (1,343)          --       (1,704)
 Minority interests
  and equity in
  (earnings) losses of
  affiliates, net                     670          --     (1,096)         426           --
 Minority interest-dividends
  on trust preferred
  securities, net                     642          --         --           --          642
 Dividends (to)/ from
  affiliates                       (2,081)         --         --        2,081           --
                               ----------    --------  ---------    ---------     --------
   Net income (loss)            $  (3,386)   $  5,967  $  (3,460)    $ (2,507)   $  (3,386)
                               ==========    ========  =========    =========     ========

11.     CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
        INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
 CONSOLIDATING STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                  DURA                    NON-
                                OPERATING   GUARANTOR  GUARANTOR
                                  CORP.     COMPANIES  COMPANIES   ELIMINATIONS  CONSOLIDATED
                               ----------   ---------  ---------   ------------  ------------
 Revenues                       $ 874,774    $230,061  $ 831,899    $ (39,670)   $1,897,064
 Cost of sales                    750,655     188,759    748,235      (39,670)    1,647,979
                                ---------    --------  ---------    ---------    ----------
   Gross profit                   124,119      41,302     83,664           --       249,085
 Selling, general and
  Administrative expenses          58,250      10,926     38,050           --       107,226
 Facility consolidation
  and other charges                 9,301         708        305           --        10,314
 Amortization expense               9,570       2,093      8,864           --        20,527
                                ---------    --------  ---------    ---------    ----------
  Operating income                 46,998      27,575     36,445           --       111,018
 Interest expense, net             45,930         621     31,201           --        77,752
                                ---------    --------  ---------    ---------    ----------
  Income before provision for
    income taxes, equity in
    (earnings) losses of
    affiliates and minority
    interest                        1,068      26,954      5,244           --        33,266
 Provision for income taxes         3,476       6,031      3,134           --        12,641
 Minority interests and
  equity in (earnings)
  losses of affiliates, net       (15,751)         --     (2,935)      18,686            --
 Minority interest-dividends
  on trust preferred
  securities, net                   1,927          --         --           --         1,927
 Dividends (to)/ from
  affiliates                       (7,282)         --         --        7,282            --
                                ---------    --------  ---------    ---------    ----------
   Net income (loss)            $  18,698    $ 20,923  $   5,045    $ (25,968)   $   18,698
                                =========    ========  =========    =========    ==========

11.     CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
        INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)


                                 DURA                   NON-
                               OPERATING   GUARANTOR  GUARANTOR
                                 CORP.     COMPANIES  COMPANIES  ELIMINATIONS CONSOLIDATED
                               ---------   ---------  ---------  ------------ ------------
OPERATING ACTIVITIES:
Net income (loss)              $ 18,698    $ 20,923   $  5,045   $ (25,968)    $  18,698
Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
Depreciation and
  amortization                   30,682       7,973     33,381          --        72,036
Deferred income taxes           (14,707)     14,573        840          --           706
Equity in losses of
  affiliates and minority
  interest                       (15,751)        --     (2,935)     18,686            --
 Changes in other operating
   items                          76,838     14,621    (26,418)         --        65,041
                               ---------   --------   --------   ---------     ---------
   Net cash provided by
    (used in) operating
    activities                    95,760     58,090      9,913      (7,282)      156,481
                               ---------   --------   --------   ---------     ---------
INVESTING ACTIVITIES:
 Capital expenditures, net        (7,512)    (3,361)   (35,613)         --       (46,486)
                               ---------   --------   --------   ---------     ---------
FINANCING ACTIVITIES:
Short-term borrowings, net         5,018         53     (4,316)         --           755
Long-term borrowings, net         71,061         65   (180,120)         --      (108,994)
Debt financing (to)/from
  affiliates                    (155,381)   (47,239)   202,620          --            --
Proceeds from issuance of
  common stock and exercise
  of stock options                   286         --         --          --           286
Dividends paid                        --     (7,282)        --       7,282            --
                               ---------   --------   --------   ---------     ---------
   Net cash provided by
    (used in) financing
    activities                   (79,016)   (54,403)    18,184       7,282      (107,953)
                               ---------   --------   --------   ---------     ---------
EFFECT OF EXCHANGE
  RATE ON CASH                   (10,695)        --     (1,583)         --       (12,278)
                               ---------   --------   --------   ---------     ---------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS        (1,463)       326     (9,099)         --       (10,236)
CASH AND CASH EQUIVALENTS:
 Beginning of period              18,154      1,060     11,224          --        30,438
                               ---------   --------   --------   ---------     ---------
 End of period                 $  16,691   $  1,386   $  2,125          --     $  20,202
                               =========   ========   ========   =========     =========

11.     CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
        INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2000
                             (AMOUNTS IN THOUSANDS)

                                  DURA                     NON-
                               OPERATING    GUARANTOR   GUARANTOR
                                 CORP.      COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                               ---------   ----------   ---------   ------------  ------------
           Assets
-----------------------------
Current assets:
 Cash and cash equivalents    $   18,154   $    1,060  $   11,224           --    $    30,438
 Accounts receivable, net        138,628       33,600     195,277           --        367,505
 Inventories                      50,140       20,218      78,561           --        148,919
 Other current assets             74,444       15,112      80,527           --        170,083
 Due from affiliates             127,166       61,800      32,979  $  (221,945)            --
                              ----------   ----------  ----------  -----------    -----------
  Total current assets           408,532      131,790     398,568     (221,945)       716,945
                              ----------   ----------  ----------  -----------    -----------
Property, plant and
equipment, net                   200,289       52,448     281,175           --        533,912
Investment in subsidiaries       583,799       27,000      50,396     (661,195)            --
Notes receivable from
 affiliates                      354,502      115,189      72,187     (541,878)            --
Goodwill, net                    419,260      116,958     491,895           --      1,028,113
Other assets, net                 31,772       11,554      34,751           --         78,077
                              ----------   ----------  ----------  -----------    -----------
                              $1,998,154   $  454,939  $1,328,972  $(1,425,018)   $ 2,357,047
                              ==========   ==========  ==========  ===========    ===========
Liabilities and Stockholders'
         Investment
-----------------------------
Current liabilities:
Accounts payable              $   97,211   $   14,892  $  146,792  $        --    $   258,895
Accrued liabilities               83,618       16,074     125,340           --        225,032
Current maturities of long-
 term debt                        36,091           --      27,922           --         64,013
Due to affiliates                 80,036       28,816     113,093     (221,945)            --
                              ----------   ----------  ----------  -----------    -----------
   Total current liabilities     296,956       59,782     413,147     (221,945)       547,940
                              ----------   ----------  ----------  -----------    -----------
Long-term debt, net of
 current maturities              676,840           --      90,121           --        766,961
Subordinated notes               394,240           --          --           --        394,240
Other noncurrent liabilities      51,314       31,485      56,463           --        139,262
Notes payable to affiliates       35,328       64,978     441,572     (541,878)            --
                              ----------   ----------  ----------  -----------    -----------
  Total liabilities            1,454,678      156,245   1,001,303     (763,823)     1,848,403
                              ----------   ----------  ----------  -----------    -----------
Mandatorily redeemable
 convertible trust preferred
 securities                       55,250           --          --           --         55,250
Stockholders' investment:        490,192      298,694     362,501     (661,195)       490,192
 Accumulated other compre-
  hensive loss                    (1,966)          --     (34,832)          --        (36,798)
                              ----------   ----------  ----------  -----------    -----------
                              $1,998,154   $  454,939  $1,328,972  $(1,425,018)   $ 2,357,047
                              ==========   ==========  ==========  ===========    ===========

11.     CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
        INFORMATION:  (Continued)

                         DURA AUTOMOTIVE SYSTEMS, INC.
         CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                  DURA                    NON-
                                OPERATING   GUARANTOR  GUARANTOR
                                  CORP.     COMPANIES  COMPANIES   ELIMINATIONS  CONSOLIDATED
                                ---------   ---------  ---------   ------------  ------------
 Revenues                       $ 270,735   $  87,332  $ 241,769    $ (12,755)   $ 587,081
 Cost of sales                    228,729      73,821    203,655      (12,755)     493,450
                                ---------   ---------  ---------    ---------    ---------
   Gross profit                    42,006      13,511     38,114           --       93,631
 Selling, general and
   administrative expenses         18,401       3,930     19,075           --       41,406
 Amortization expense               3,292         566      2,956           --        6,814
                                ---------   ---------  ---------    ---------    ---------
  Operating income                 20,313       9,015     16,083           --       45,411
 Interest expense, net             16,630         669      9,985           --       27,284
                                ---------   ---------  ---------    ---------    ---------
  Income before provision
   for income taxes, equity
   in (earnings) losses of
   affiliates and minority
   interest                         3,683       8,346      6,098           --       18,127
 Provision for income taxes         1,955       2,595      2,710           --        7,260
 Minority interests and
  equity in (earnings)
  losses of affiliates, net        (9,139)         --     (1,383)      10,522           --
 Minority interest-dividends
   on trust preferred
   securities, net                    612          --         --           --          612
                                ---------   ---------  ---------    ---------    ---------
   Net income (loss)            $  10,255   $   5,751  $   4,771    $ (10,522)    $ 10,255
                                =========   =========  =========    =========    =========

11.     CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
        INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
 CONSOLIDATING STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                  DURA                    NON-
                                OPERATING   GUARANTOR  GUARANTOR
                                  CORP.     COMPANIES  COMPANIES   ELIMINATIONS  CONSOLIDATED
                                ---------   ---------  ---------   ------------  -------------
 Revenues                       $ 926,918   $ 308,824  $ 780,604   $  (38,806)   $1,977,540
 Cost of sales                    783,260     254,988    660,925      (38,806)    1,660,367
                                ---------   ---------  ---------   ----------    ----------
   Gross profit                   143,658      53,836    119,679           --       317,173
 Selling, general and
   administrative expenses         59,957      12,869     56,145           --       128,971
 Product recall charge             16,000          --         --           --        16,000
 Amortization expense               9,886       1,699      9,300           --        20,885
                                ---------   ---------  ---------   ----------    ----------
  Operating income                 57,815      39,268     54,234           --       151,317
 Interest expense, net             47,128       2,009     33,416           --        82,553
                                ---------   ---------  ---------   ----------    ----------
  Income before provision for
    income taxes, equity in
    (earnings) losses of
    affiliates and minority
    interest                       10,687      37,259     20,818           --        68,764
 Provision for income taxes         6,088      12,154      9,539           --        27,781
 Minority interests and
  equity in (earnings)
  losses of affiliates, net       (35,470)         --     (5,882)      42,266           914
 Minority interest-dividends
  on trust preferred
  securities, net                   1,834          --         --           --         1,834
                                ---------   ---------  ---------   ----------    ----------
   Net income (loss)            $  38,235   $  25,105  $  17,161   $  (42,266)   $   38,235
                                =========   =========  =========   ==========    ==========

11.     CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL
        INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2000
                             (AMOUNTS IN THOUSANDS)

                                  DURA                  NON-
                                OPERATING  GUARANTOR  GUARANTOR
                                 CORP.     COMPANIES  COMPANIES  ELIMINATIONS CONSOLIDATED
                               ----------  ---------  ---------  ------------ ------------
OPERATING ACTIVITIES:
 Net income (loss)             $  38,235   $  25,105  $  17,161  $ (42,266)    $  38,235
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
 Depreciation and
  amortization                    29,284      6,789     29,994          --        66,067
 Deferred income taxes                --         --     (1,868)         --        (1,868)
 Equity in losses of
  affiliates and minority
  interest                       (35,470)        --     (5,882)     42,266           914
 Changes in other operating
  items                              747     (3,009)   (19,544)         --       (21,806)
                               ---------   --------   --------   ---------     ---------
 Net cash provided by
  operating activities            32,796     28,885     19,861          --        81,542
                               ---------   --------   --------   ---------     ---------
INVESTING ACTIVITIES:
 Acquisitions, net of cash
  Acquired                            --     (9,190)   (10,646)         --       (19,836)
 Capital expenditures, net       (27,936)    (7,401)   (41,176)         --       (76,513)
                               ---------   --------   --------   ---------     ---------
     Net cash used in
      investing activities       (27,936)   (16,591)   (51,822)         --       (96,349)
                               ---------   --------   --------   ---------     ---------
FINANCING ACTIVITIES:
 Short-term borrowings
  (repayments), net               14,721       (318)   (12,280)         --         2,123
 Long-term borrowings
 (repayments), net                16,086        (79)   (19,993)         --        (3,986)
 Debt financing (to)/from
  affiliates                     (19,587)   (10,468)    30,055          --            --
 Common stock repurchases         (1,604)        --         --          --        (1,604)
 Proceeds from issuance of
  common stock and exercise          551         --         --          --           551
                               ---------   --------   --------   ---------     ---------
     Net cash provided by
      (used in) financing
      activities                  10,167    (10,865)    (2,218)         --        (2,916)
                               ---------   --------   --------   ---------     ---------
EFFECT OF EXCHANGE
RATE ON CASH                     (13,720)        --     19,371          --         5,651
                               ---------   --------   --------   ---------     ---------
NET CHANGE IN CASH
  AND CASH EQUIVALENTS             1,307      1,429    (14,808)         --       (12,072)
CASH AND CASH
 EQUIVALENTS:
 Beginning of period               1,267       (286)    22,716          --        23,697
                               ---------   --------   --------   ---------     ---------
 End of period                 $   2,574   $  1,143   $  7,908   $      --     $  11,625
                               =========   ========   ========   =========     =========

12.     SUBSEQUENT EVENT

        In October 2001, Dura successfully completed the sale of its Thixotech business located in Canada. Thixotech generated approximately $10.0 million of revenue on an annualized basis, and is a manufacturer of magnesium injection molded products for the electronics, communications, power tools and automotive industries. Dura will record a non-cash charge related to this transaction of approximately $5.5 million in the fourth quarter of this year. The effect of this divestiture on future operating results will not be material.

         In November 2001, Dura entered into a definitive agreement to divest its Plastic Products Business for total proceeds of approximately $41.0 million. The transaction, which is subject to various conditions of closing, including receipt of financing by the purchaser, is expected to close in the first quarter of 2002. The Plastic Products Business designs, engineers, and manufactures plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic application markets. This business employs approximately 750 people in three facilities located in Mishawaka, Indiana, Bowling Green, Kentucky and Jonesville, Michigan and generates approximately $80.0 million in annual revenue. The transaction will result in a one-time non-cash charge of approximately $7.0 million in the fourth quarter of 2001. The effect of this divestiture on future operating results will not be significant.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues - Revenues for the three months ended September 30, 2001 were $568.9 million a decrease of $18.2 million, or 3.1%, from $587.1 million for the three months ended September 30, 2000. Factors that unfavorably impacted revenue in 2001 included the weakness in the North American automotive and recreational vehicle markets and the weakening of the European currencies in relation to the US dollar.

Cost of Sales - Cost of sales for the three months ended September 30, 2001 were $500.7 million an increase of $7.3 million, or 1.5%, from $493.5 million for the three months ended September 30, 2000. Cost of sales as a percentage of revenues for the third quarter of 2001 increased to 88.0% compared to 84.1% in the third quarter of 2000. The corresponding reduction in gross margin is primarily the result of the softening of the North American automotive and recreational vehicle markets as well as random OEM plant closures and several difficult program launches in Europe.

Facility Consolidation and Other Charges - In August 2001, Dura divested its Australian operations resulting in a charge of $7.7 million. The majority of this charge was non-cash related. The Australian operations generated approximately $10.0 million of revenue on an annualized basis and produced parking brakes, jacks, pedal assemblies, hinges and latches for the automotive industry. Their largest customers included Ford Motor Company, Holden Limited, and Delphi Automotive Systems. The effect of this divestiture on future operating results will not be material.

Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended September 30, 2001 were $33.5 million a decrease of $7.9 million, or 19.1%, from $41.4 million for the three months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 5.9% for 2001 compared to 7.1% in the third quarter of 2000. The decrease in cost is primarily the result of the salaried headcount reductions during the fourth quarter of 2000 and first quarter of 2001.

Amortization Expense - Amortization expense was $6.8 million for the three months ended September 30, 2001 and 2000.

Interest Expense - Interest expense for the three months ended September 30, 2001 was $24.6 million a decrease of $2.7 million, or 10.0%, from $27.3 million for the three months ended September 30, 2000. The decrease in interest expense is due to lower interest rates on LIBOR contracts and significant debt pay-down during the first nine months of 2001.

Income Taxes - The effective income tax rate was a benefit of 38.3% for the three months ended September 30, 2001 and a provision of 40.1% for the three months ended September 30, 2000. The effective income tax rate decreased as a result of the losses incurred in the third quarter of 2001, tax planning strategies implemented, a reduction in the statutory tax rates in Germany that became effective in 2001 and a tax holiday in the Czech Republic for 2001. The overall effective rates differed from the statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and non-deductible goodwill amortization.

Minority Interest - Minority interest for the three months ended September 30, 2001 and September 30, 2000 represents dividends, net of income tax benefits, on the 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues - Revenues for the nine months ended September 30, 2001 were $1,897.1 million a decrease of $80.4 million, or 4.1%, from $1,977.5 million for the nine months ended September 30, 2000. Factors that unfavorably impacted revenue in 2001 included the weakness in the North American automotive and recreational vehicle markets and the weakening of the European currencies in relation to the US dollar.

Cost of Sales - Cost of sales for the nine months ended September 30, 2001 were $1,648.0 million a decrease of $12.4 million, or 0.7%, from $1,660.4 million for the nine months ended September 30, 2000. Cost of sales as a percentage of revenues for the first nine months of 2001 increased to 86.9% compared to 84.0% in the first nine months of 2000. The corresponding reduction in gross margin is primarily the result of the softening of the North American automotive and recreational vehicle markets as well as random OEM plant closures and several difficult program launches in Europe.

Facility Consolidation and Other Charges - In continuation of the restructuring actions taken in the fourth quarter of 2000, Dura made additional salaried head count reductions during the first quarter of 2001. Dura recorded a $2.6 million charge during the first quarter and anticipates incurring the majority of the remaining costs in 2001. Dura expects to fund these expenditures through cash flow from operations. In August 2001, Dura divested its Australian operations resulting in a charge of $7.7 million. The majority of this charge was non-cash related. The Australian operations generated approximately $10.0 million of revenue on an annualized basis and produced parking brakes, jacks, pedal assemblies, hinges and latches for the automotive industry. Their largest customers included Ford Motor Company, Holden Limited, and Delphi Automotive Systems. The effect of this divestiture on future operating results will not be material.

Selling, General, and Administrative - Selling, general, and administrative expenses for the nine months ended September 30, 2001 were $107.2 million a decrease of $21.8 million, or 16.9%, from $129.0 million for the nine months ended September 30, 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 5.7% for 2001 compared to 6.5% for the first nine months of 2000. The decrease in cost is primarily the result of the salaried headcount reductions during the fourth quarter of 2000 and first quarter of 2001 and the absence of project consulting costs incurred during the first quarter of 2000.

Amortization Expense - Amortization expense for the nine months ended September 30, 2001 was $20.5 million, a decrease of $0.4 million from $20.9 million for the nine months ended September 30, 2000.

Interest Expense - Interest expense for the nine months ended September 30, 2001 was $77.8 million a decrease of $4.8 million, or 5.8%, from $82.6 million for the nine months ended September 30, 2000. The decrease in interest expense is due to lower interest rates on LIBOR contracts and significant debt pay-down during the first nine months of 2001.

Income Taxes - The effective income tax rate was 38.0% for the nine months ended September 30, 2001 and 40.4% for the nine months ended September 30, 2000. The significant decrease in earnings for the third quarter of 2001 led to upward pressure on the effective rate. Dura was able to offset this through the implementation of certain tax planning strategies, a reduction in the statutory tax rates in Germany that became effective in 2001 and a tax holiday in the Czech Republic for 2001. The overall effective rates differed from the statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and non-deductible goodwill amortization.

Equity in Losses of Affiliates - For the nine months ended September 30, 2000, minority interest and equity in losses of affiliates represents minority interest in Dura's fully consolidated subsidiary in Wales. The minority interest was acquired during 2000 and at September 30, 2001 was wholly owned.

Minority Interest - Minority interest for the nine months ended September 30, 2001 and September 30, 2000 represents dividends, net of income tax benefits, on the 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

SUBSEQUENT EVENT

In October 2001, Dura successfully completed the sale of its Thixotech business located in Canada. Thixotech generated approximately $10.0 million of revenue on an annualized basis, and is a manufacturer of magnesium injection molded products for the electronics, communications, power tools and automotive industries. Dura will record a non-cash charge related to the transaction of approximately $5.5 million in the fourth quarter of this year. The effect of this divestiture on future operating results will not be material.

In November 2001, Dura entered into a definitive agreement to divest its Plastic Products Business for total proceeds of approximately $41.0 million. The transaction, which is subject to various conditions of closing, including receipt of financing by the purchaser, is expected to close in the first quarter of 2002. The Plastic Products Business designs, engineers, and manufactures plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic application markets. This business employs approximately 750 people in three facilities located in Mishawaka, Indiana, Bowling Green, Kentucky and Jonesville, Michigan and generates approximately $80.0 million in annual revenue. The transaction will result in a one-time non-cash charge of approximately $7.0 million in the fourth quarter of 2001. The effect of this divestiture on future operating results will not be significant.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2001, Dura provided cash from operations of $156.5 million, compared to $81.5 million in 2000. Cash generated from operations before changes in working capital items was $91.4 million for the first nine months of 2001 compared to $103.3 million for 2000. Working capital provided cash of $65.0 million in the first nine months of 2001 as compared to a use of $21.8 million in 2000. The increase in cash generation from working capital is primarily the result of Dura's continued focus on cash management which resulted in the reduction of inventory and other current assets.

Net cash used in investing activities was $46.5 million for the first nine months of 2001 as compared to $96.3 million in 2000. This $46.5 million in 2001 related to net capital expenditures primarily for equipment and dedicated tooling purchases related to new or replacement programs.

This compares with net capital expenditures of $76.5 million and $19.8 million spent on acquisitions in 2000.

Net cash used in financing activities totaled $108.0 million for the first nine months of 2001 as compared to $2.9 million in 2000.

In March 1999, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of September 30, 2001, rates on borrowings under the Credit Agreement ranged from 4.7% to 6.7%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were repaid in April 1999.

        The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. In the first quarter 2001, as a result of existing industry conditions, Dura anticipated being out of compliance with certain of its financial covenants in the later half of the year due to a mandatory adjustment to a required financial ratio. In response, Dura met with its lenders with respect to amending such financial covenants. On May 11, 2001 Dura successfully obtained an amendment to the Credit Agreement and anticipated complying with the newly established ratios. Dura was in compliance with the covenants as of September 30, 2001. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of September 30, 2001, $50.0 million of borrowings were denominated in US dollars; $14.0 million in British pound sterling; and $3.2 million in Euro.

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

At September 30, 2001, Dura had unused borrowing capacity of approximately $316.8 million. Dura believes the borrowing availability under its credit agreement, together with funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2001 capital expenditures will be approximately $70.0 million.

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

FOREIGN CURRENCY TRANSACTIONS

A significant portion of Dura's revenues during the three months ended September 30, 2001 was derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A significant portion of Dura's assets at September 30, 2001 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

        None

Item 5. Other Information:

        None

Item 6. Exhibits and Reports on Form 8-K:

        (b) During the quarter for which this report is filed, Dura filed the following Form 8-K Current Report with the Securities and Exchange Commission:

                     1. Dura's current report on Form 8-K dated October 4, 2001, under Item 9 (Commission File No. 0-21139).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DURA AUTOMOTIVE SYSTEMS, INC.


Date:  November 13, 2001              By /s/ David Bovee
                                         ---------------
                                         David Bovee
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)