Form 10-K
period 2001-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2002-03-19
CIK 1016177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED:                      COMMISSION FILE NUMBER:
              DECEMBER 31, 2001                                   0-21139

                            ------------------------

                         DURA AUTOMOTIVE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                      38-3185711
           (STATE OF INCORPORATION)                 (I.R.S. EMPLOYER IDENTIFICATION NO.)
               4508 IDS CENTER
            MINNEAPOLIS, MINNESOTA                                 55402
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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 2002, 14,731,947 shares of Class A Common Stock of the Registrant were outstanding and the aggregate market value of the Class A Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding shares owned beneficially by affiliates, was approximately $185,449,000. In addition, 3,108,540 shares of Class B Common Stock of the Registrant were outstanding at March 1, 2002.

     Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 21, 2002 (the "2002 Proxy Statement").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DURA AUTOMOTIVE SYSTEMS, INC.
                           ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I
  Item 1.   Business....................................................    3
  Item 2.   Properties..................................................   16
  Item 3.   Legal Proceedings...........................................   16
  Item 4.   Submission of Matters to a Vote of Security Holders.........   19

PART II
  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   19
  Item 6.   Selected Financial Data.....................................   19
  Item 7.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition..........................   20
  Item 7A.  Quantitative and Qualitative Disclosure about Market Risk...   27
  Item 8.   Financial Statements and Supplementary Data.................   27
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   62

PART III
  Item 10.  Directors and Executive Officers of the Registrant..........   62
  Item 11.  Executive Compensation......................................   63
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   63
  Item 13.  Certain Relationships and Related Transactions..............   64

PART IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   64

                                     PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

  General

     Dura Automotive Systems, Inc. and its subsidiaries (collectively referred to as "Dura") is the world's largest independent designer and manufacturer of driver control systems for the global automotive industry. Dura is also a leading global supplier of structural door modules, glass systems, seating control systems and structures, and engineered assemblies.

     Dura sells its products to every major North American, Japanese and European automotive Original Equipment Manufacturer ("OEM"). Dura has 73 manufacturing and product development facilities located in the United States, Brazil, Canada, Czech Republic, France, Germany, Japan, Mexico, Portugal, Slovakia, Spain and the United Kingdom. Dura also has a presence in India and China through alliances, joint ventures or technical licenses.

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

     In response to these trends, over the past several years Dura has pursued a disciplined acquisition strategy that has provided a wider variety of product, manufacturing and technical capabilities. Dura has broadened its geographic coverage and strengthened its ability to supply products on a global basis. As a full-service supplier with strong OEM relationships, Dura expects to continue to benefit from the supply base consolidation trends.

     Approximately 66% of Dura's 2001 revenues were generated from sales to North American OEMs with its major customers being Ford, GM, DaimlerChrysler, Toyota, Honda and Nissan. Dura manufactures products for many of the most popular car, light truck and sport utility models sold in North America including: Ford Focus, Taurus, Explorer, Ranger and F-Series pickup, the Silverado/Sierra GM pickup, the Dodge Ram pickup, the Honda Accord and Civic, and the Toyota Camry. Approximately 33% of Dura's 2001 revenues were generated from sales to European OEMs including Volkswagen, Mercedes, PSA (Peugeot and Citroen), BMW and Renault. Dura is generally the sole supplier of the parts it sells to OEMs and will continue to supply parts for the life of the model, which usually ranges from three to seven years.

  Industry Trends

     Dura's performance and growth is directly related to certain trends within the automotive market. The consolidation of the component supply industry includes the growth of system sourcing and the increase in global sourcing.

     Supplier Consolidation. During the 1990s and continuing into 2001, OEMs have continued to reduce their supplier base, awarding sole-source contracts to full-service suppliers. As a result, OEMs currently work with a smaller number of suppliers each of which supplies a greater proportion of the total vehicle. These requirements can best be met by suppliers with sufficient size, geographic scope and financial resources. This environment provides an opportunity to grow by obtaining business previously provided by other non full-service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control, reliability of delivery, product design capability, financial strength, new technology implementation, facilities and overall management. Suppliers that obtain superior ratings are considered for new business. Although these supplier policies have already resulted in significant consolidation of component suppliers in certain segments, Dura believes that opportunities exist for further consolidation within its segment. This is particularly true in Europe, which has many suppliers with relatively small market shares.

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

     Module Sourcing of Interior Products. As OEMs continually seek to reduce their costs and asset base, they are increasingly relying on suppliers to produce integrated modules. Modules, which differ from systems, are sub-assemblies at a specific location in the vehicle that incorporates components from various functional systems and are supplied to the OEM already assembled. A system refers to a specific function within the vehicle that incorporates components, which may be dispersed throughout the vehicle. Interior modules or complete interiors can include the cockpit, seats, doors, door trim, overhead, electronics and other components.

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

     Full Service Supplier Responsibilities. Suppliers are becoming more integrally involved in the vehicle design process and have begun to assume more system integration functions. As a result, OEMs are increasingly looking to their suppliers for contribution when faced with product recalls, product liability or warranty claims. In addition, with the competitive nature of the automotive industry there is substantial and continuing pressure from the OEMs to reduce costs, including the costs of products purchased from outside suppliers. This forces suppliers to generate sufficient cost savings to offset these price reductions.

     Utilization of Light-Weight Materials. Concern over the impact of the automotive industry on the environment has been growing resulting in European and U.S. regulations of vehicle emissions to become more stringent. The automotive manufacturer's need to improve overall fuel economy in vehicles has led to the trend toward minimizing vehicle weight. The use of light-weight materials such as aluminum is on the rise and heavier traditional materials such as steel and iron are being replaced whenever possible.

     Dura has over 40 manufacturing facilities outside the United States, including locations in Brazil, Canada, Czech Republic, France, Germany, Japan, Mexico, Portugal, Slovakia, Spain and the United Kingdom. In addition, Dura has formed strategic alliances, which range from investments in other manufacturers to informal understandings, which are designed to provide Dura access to new customers and geographic markets including India and China, and also the capability of offering complementary products. Dura also has a co-located design and development philosophy, which allows individual plant locations to optimize product designs to coincide with Dura manufacturing processes. In support of this philosophy, Dura has technical design and development capabilities on-site at 30 locations globally. Dura has also relocated technical personnel resources to locations in which OEMs will develop "world cars." By participating in the design of these vehicles and through implementation of manufacturing processes near the point of use, Dura believes it can continue to expand on its international presence.

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

     Capitalize on Opportunities for Operating Synergies. Dura's acquisitions typically provide it with a number of opportunities to reduce costs and improve operational efficiency. For example, the similarity of the manufacturing processes and technical capabilities of Dura, and companies that has Dura acquired, has resulted in significant cost savings and operating synergies. Immediately following the execution of acquisition agreements, Dura establishes cross-functional teams which identify synergies expected to be realized from consolidation of the design, engineering and administrative functions, plant restructuring and realignment and coordination of raw material purchases. The cross-functional teams formulate an overall integration plan.

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

     Increase Platform and Customer Penetration. A key element of Dura's strategy is to increase volume by adding new customers and to strengthen its existing customer relationships by broadening its range of products through internal development efforts and fill-in acquisitions. Dura's past acquisitions have expanded its relationships with the North American and European OEMs. Dura has also obtained significant firm orders on a number of new platforms for the years 2002 through 2004 for incremental new business in North America and Europe. Dura believes that its geographic diversity and product depth strengthen its ability to pursue new vehicle platform contracts in the future.

     Extend Global Manufacturing Reach. In 2001, over 70% of total worldwide passenger vehicle production occurred outside North America. To meet OEMs' increasing preference for suppliers with global capabilities, Dura has expanded its manufacturing operations into new geographic markets through strategic acquisitions and alliances. Consistent with this strategy, the following acquisitions have enhanced Dura's ability to serve its customers globally: VOFA Group (Germany, Spain), Trident Automotive plc (Brazil, Canada, France, Germany, U.K.), Pollone, S.A. (Brazil), Excel Industries, Inc. (Czech Republic, Germany, Mexico, Portugal, Spain, U.K.), Adwest Automotive plc (France, Germany, India, Spain, U.K.),

Metallifacture Limited (U.K.) and Reiche GmbH & Co. KG Automotive Components (Germany). In addition, this strategy has provided Dura the capability to design, develop and produce components and systems for the growing market of global platforms or world cars. Dura has either been awarded or is currently developing products for several global platforms such as the next Ford Focus, GM Epsilon, Opel/Fiat Gamma, etc. Increased international sales will also allow Dura to mitigate the effects of cyclical downturns in a given geographic region and further diversify its OEM customer base.

     Pursue Strategic Acquisitions and Alliances. Dura competes in seven product categories worldwide: driver control systems, seating control systems, engineered assemblies, glass systems, structural door modules, exterior trim systems and mobile products. The North American and European market for these products is highly fragmented, which provides numerous potential growth opportunities for Dura. Dura's management has substantial experience in completing and integrating acquisitions within the automobile parts industry. In the near term, Dura intends to focus its efforts in making strategic acquisitions and establishing alliances that do not significantly increase its leveraged position.

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

     Since the completion of the acquisition of the Brake and Cable Business, Dura has successfully completed the following strategic acquisitions, joint ventures and divestitures:

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

     - In December 1997, Dura purchased approximately 19% of the outstanding common stock of Thixotech Inc. ("Thixotech") for approximately $0.5 million. Thixotech generated approximately $10.0 million of revenue on an annualized basis, and is a manufacturer of magnesium injection molded products for the electronics, communications, power tools and automotive industries. Dura also loaned Thixotech an additional $2.8 million pursuant to notes which were convertible into additional common stock of Thixotech at Dura's option. During 1998 and 1999, Dura purchased approximately $4.2 million of 5% convertible preferred stock of Thixotech. In addition, Dura guaranteed approximately $1.5 million of Thixotech capital lease financing. In January 2000, Dura exercised its conversion rights under the notes discussed above, becoming the majority owner of Thixotech. In October 2001, after management identified the business as non-core to Dura's strategy for the future, Dura successfully completed the sale of Thixotech for total proceeds of approximately $4.1 million. Dura recorded a non-cash charge related to this transaction of approximately $5.2 million in the fourth quarter of 2001.

     - In December 1997, Dura acquired REOM Industries ("REOM") for approximately $3.7 million. REOM, located in Australia, generated approximately $10.0 million of revenue on an annualized basis and produced parking brakes, jacks, pedal assemblies, hinges and latches for the automotive industry. Their largest customers included Ford Motor Company, Holden Limited, and Delphi Automotive Systems. In August 2001, after management identified the business as non-core to Dura's strategy for the future, Dura divested this operation resulting in a charge of approximately $7.5 million in the third quarter of 2001. Approximately $2.0 million of this charge was cash related.

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

     - In November 2001, Dura entered into a definitive agreement to divest its Plastic Products Business for total proceeds of approximately $41.0 million. The transaction closed on January 28, 2002. The Plastic Products Business designs, engineers, and manufactures plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic applications markets. This business employs approximately 750 people in three facilities located in Mishawaka, Indiana, Bowling Green, Kentucky and Jonesville, Michigan and generates approximately $80.0 million in annual revenue. Dura has recorded a non-cash charge of approximately $7.4 million in the fourth quarter of 2001 for the estimated loss upon divestment.

  Products

     Dura is the world's largest independent designer and manufacturer of driver control systems for the global automotive industry. Dura is also a leading global supplier of seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems.

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

     A brief summary of each of Dura's principal product categories is set forth below:

PRODUCT CATEGORY                                            DESCRIPTION
----------------                                            -----------
Driver Control Systems...............  Adjustable and traditional pedal systems, electronic throttle controls, electronic and traditional park
                                       brake systems, cable systems, hybrid electronic and
                                       traditional gear shift systems, steering columns
                                       components and assemblies, instrument panel beams,
                                       integrated driver control modules
Seating Control Systems..............  2, 4, 6 & 8-way power and manual seat adjusters, first, second and third row applications, complete
                                       seat structures, seat recliner assemblies, electronic
                                       seating control modules
Glass Systems........................  RIM and PVC glass encapsulations, integrated liftgate modules, manual and power backlite assemblies, 1, 2
                                       or 3-sided glass modules, drop-door glass, hidden
                                       hardware glass, integrated greenhouse systems
Engineered Assemblies................  Spare tire carriers, jacks and tool kit assemblies, hood and tailgate latch systems, hinge assemblies
Structural Door Modules..............  Aluminum and steel body-in-white door modules, side impact beams, power and manual window lift systems,
                                       anti-pinch window lift systems
Exterior Trim Systems................  Roof trim moldings, side frame trim, A, B, & C-pillar cappings, body color trim, bright trim
Mobile Products......................  Recreational vehicle appliances (water heaters, furnaces, stoves and ranges), seat frames and
                                       mechanisms, door assemblies, window systems and other
                                       hardware

     The following table sets forth the approximate composition by product category of Dura's revenues for the last three fiscal years:

                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                               --------------------------
                     PRODUCT CATEGORY                          2001       2000       1999
                     ----------------                          ----       ----       ----
Driver Control Systems.....................................     35%        35%        42%
Seating Control Systems....................................     15%        14%         6%
Glass Systems..............................................     14%        14%        14%
Engineered Assemblies......................................     12%        12%        14%
Structural Door Modules....................................      8%         8%         9%
Exterior Trim Systems......................................      7%         6%         5%
Mobile Products............................................      5%         6%         5%
Other......................................................      4%         5%         5%
                                                               ----       ----       ----
     Total.................................................    100%       100%       100%
                                                               ====       ====       ====

CUSTOMERS AND MARKETING

     The North American automotive market is dominated by GM, Ford and DaimlerChrysler, with Japanese and foreign manufacturers accounting for approximately 23% of the market in 2001. In North America, Dura supplies its products primarily to Ford, GM, Lear Corporation and DaimlerChrysler. Dura has also expanded its global presence through acquisitions and internal growth. Dura has added new customers and increased penetration into certain existing customers such as Volkswagen and BMW.

     In 2001, over 70% of total worldwide light vehicle production occurred outside of North America. Dura derives a significant amount of its revenues from sales to OEMs located outside of North America. In Europe, Dura supplies its products primarily to Volkswagen, GM/Opel, Ford, BMW, PSA (Peugeot and Citroen), Renault/Nissan, and DaimlerChrysler. Set forth below is a summary of Dura's sales by geographic region for 2001, 2000 and 1999:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
REGION                                                        2001      2000      1999
------                                                        -----     -----     -----
North America...............................................    66%       68%       68%
Europe......................................................    33%       30%       31%
Other.......................................................     1%        2%        1%
                                                               ---       ---       ---
     Total..................................................   100%      100%      100%
                                                               ===       ===       ===

     The following is a summary of the significant customers of Dura for 2001, 2000 and 1999:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
CUSTOMER                                                      2001      2000      1999
--------                                                      -----     -----     -----
Ford........................................................    25%       26%       26%
GM..........................................................    15%       13%       15%
Lear........................................................    12%       10%        3%
DaimlerChrysler.............................................     9%       10%       11%
Volkswagen..................................................     7%        7%        7%
BMW.........................................................     3%        3%        4%
PSA (Peugeot and Citroen)...................................     3%        3%        3%
Renault.....................................................     2%        2%        2%
JCI.........................................................     1%        2%        1%
Toyota......................................................     1%        1%        2%
Nissan......................................................     1%        1%        2%
Honda.......................................................     1%        1%        1%
Other.......................................................    20%       21%       23%
                                                               ---       ---       ---
     Total..................................................   100%      100%      100%
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

     Dura has approximately 450 patents granted or in the application process. The patents granted expire over several years beginning in 2002. Although Dura believes that, taken together, the patents are significant, the loss or expiration of any particular patent would not be material to Dura.

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

     Assemblies such as seat systems, jacks, parking brake levers, gear shifters and latches consist of between five and 50 individual components, which are attached to form an integrated mechanism. Although these assembly operations are generally performed in manufacturing cells, high-volume, automated assembly machines are employed where appropriate. The assembly operations construct the final product through hot or cold forging machines, staking and riveting the component parts. A large portion of the component parts are purchased from Dura's outside suppliers. However, Dura manufactures its own stampings, a process that consists of passing sheet metal through dies in a stamping press to form the metal into three-dimensional parts. Dura produces stamped parts using single-stage and progressive dies in presses, which range in size from 150 to 600 tons. Through continuous improvement teams, which stress employee involvement, manufacturing processes are regularly upgraded to increase flexibility, improve operating safety and minimize changeover times of the dies and fixtures.

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

     Dura's plants have been recognized by its customers with various awards, such as the DaimlerChrysler Gold Pentastar Award, GM Target for Excellence, Nummi Delivery Performance Award, Lear Hall of Fame Award, Nissan Quality Master Award and Isuzu Quality Achievement Award. Dura has also received an "A" rating at Peugeot and Renault. Dura has received Ford Q-1 certification at all facilities shipping current model Ford product.

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

     Dura is the world's largest independent designer and manufacturer of driver control systems for the global automotive industry. Dura is also a leading global supplier of seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems. Set forth below is a brief summary of Dura's most significant competitors in several major product categories:

          1) Driver Control Systems:

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

          Pedal Systems. Dura's primary competitors in pedal systems are Teleflex, KSR and Williams in North America. The European market is much more fragmented with several competitors including Lunke/Ventra, Edscha, Sofedit, Batz, Teleflex and more, all competing against captive or in-house OEM operations.

          2) Seating Control Systems: Dura's primary competitors in seat adjusters are the in-house operations of Lear Corporation, Magna, Johnson Controls, Inc., and Faurecia. Independent competition exists in Europe, which includes Brose, C. Rob Hammerstein GmbH & Co. KG and Keiper Recaro GmbH & Co.

          3) Glass Systems: Dura's primary competitors in window systems are Donnelly Corporation, Libbey-Owens Ford Co., PPG Inc. and Guardian Industries, Inc. in North America and Sekurit and Pilkington in Europe.

          4) Engineered Assemblies:

          Hood Latches. Dura is the number one producer of hood latches in North America with only one other major competitor, Magna.

          Jacks. There are only two major jack suppliers in North America, Dura and Ventra. Dura and Ventra are the two largest competitors in Europe with Batz, Bilstein and Storz sharing the remaining market.

          Tire Carriers. Leading the North American market for tire carriers, Dura's primary competitors include Edscha, Deuer, and Fabco (Krupp). Dura enjoys the largest share of the market in Europe which has three other players Jackson, Deuer and Fabco (Krupp).

          5) Structural Door Modules: In this product group, Dura competes in door modules and window lift systems as well as other product areas. The primary competitors for door modules in North America and Europe include Brose Fahrzeagteile Glaswerke GmbH & Co. ("Brose"), Delphi, ArvinMeritor, Magna, Matra and Wagon and for window lift systems in North America, Dura competes with ArvinMeritor, Brose, Hi-Lex and Magna.

          6) Exterior Trim Systems: Dura's primary competitors in roof trim moldings, side frame trim, A, B, & C-pillar cappings, body color trim include WKW and Aries.

          7) Mobile Products: Dura's primary competitors in the recreational vehicle mobile products group include Suburban Manufacturing Company, Maytag Appliances/Magic Chef RV Products, The Hammerblow Corporation and Hehr International, Inc.

  Suppliers and Raw Materials

     Dura's principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production and (3) glass in window systems. Dura does not manufacture or sell primary glass. The types of steel Dura purchases include hot and cold rolled, galvanized, organically coated and aluminized steel. In general, the wire used by Dura is produced from steel with many of the same characteristics with the exception that it has a higher carbon content. Dura utilizes plastic resin to produce the protective coating for cables and transmission shifter components. Dura employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. Dura has not experienced any significant shortages of raw materials and normally does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

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

  Seasonality

     A significant portion of Dura's business is directly related to automotive sales and production by its customers, which is highly cyclical and depends on general economic conditions, consumer spending and preferences. Any significant reduction in automotive production and sales by Dura's customers would have a material adverse effect on its business. The North American automotive market, Dura's largest market, has experienced a downturn that began in 2000 and continued into 2001. As such, Dura's sales have declined in line with reduced volumes. To offset the reduction in production volumes, Dura has accelerated its structural cost reduction efforts.

     Dura has operations in several major regions of the world and economic conditions in these regions often differ, which may have varying effects on its business. The recent downward trend of the Euro relative to the U.S. dollar has resulted in a negative impact to Dura's results of operations.

     Dura's business is moderately seasonal as its primary North American customers historically halt operations for approximately two weeks in July for vacations and model changeovers and its European customers generally reduce production during the month of August. In addition, third quarter automotive production is traditionally lower as new models enter production. Accordingly, third quarter results may reflect this cyclicality.

  Employees

     As of December 31, 2001, Dura employed approximately 10,500 people in North America, 9,000 in Europe and 500 in other regions of the world. A substantial number of Dura's employees are members of unions. Dura has collective bargaining agreements with several unions including: the UAW; the CAW; the International Brotherhood of Teamsters; and the International Association of Machinists and Aerospace Workers. Virtually all of Dura's unionized facilities in the United States and Canada have a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of its other labor contracts. The majority of Dura's European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. Although Dura believes that its relationship with its union employees is generally good, there can be no assurance that Dura will be able to negotiate new agreements on favorable terms. In the event Dura is unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on the operations of Dura.

(b) SAFE HARBOR PROVISIONS

     Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to:

     - RELIANCE ON MAJOR CUSTOMERS. Dura's largest customers, Ford, GM, Lear and DaimlerChrysler, represented approximately 25%, 15%, 12% and 9%, respectively, of Dura's 2001 revenues. The loss of Ford, GM, Lear, DaimlerChrysler or any of Dura's other significant customers could have a material adverse effect on Dura.

     - INDUSTRY CYCLICALITY AND SEASONALITY. The automotive and recreational vehicle markets are highly cyclical and both markets are dependent on consumer spending. Economic factors adversely affecting automotive and recreational vehicle production and consumer spending could adversely impact Dura. The weakness in the North American automotive and recreational vehicle markets adversely impacted our operating results during 2001. We typically experience decreased volumes during the third quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers.

     - FAILURE TO OBTAIN BUSINESS RELATED TO NEW AND REDESIGNED MODEL INTRODUCTIONS. The failure of Dura to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect Dura.

     - HIGHLY COMPETITIVE AUTOMOTIVE SUPPLY INDUSTRY. The automotive component supply industry is highly competitive. There is substantial and continuing pressure from the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as Dura. If we are unable to generate sufficient production cost savings in the future to offset price reductions, our gross margin could be adversely affected.

     - PRODUCT LIABILITY EXPOSURE. Dura faces an inherent business risk of exposure to product liability claims from its customers and consumers in the event that its products fail to perform to specifications or result in personal injury or death, and there can be no assurance that Dura will not experience material product liability losses in the future or that we will not incur significant costs to defend these claims. In addition, if any Dura-designed products are or are alleged to be defective, we may be required to participate in a product recall involving those products. Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more system integration functions, OEMs are increasingly looking to their suppliers for contribution when faced with product recalls, product liability or warranty claims. Dura cannot assure you that the future costs associated with providing product warranties will not be material.

     - WORK STOPPAGES AND OTHER LABOR MATTERS. A significant number of our employees are unionized. Dura cannot assure you that we will not encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce. In addition, many OEMs and their suppliers have unionized workforces. Work stoppages or slow-downs experienced by OEMs or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. In the event that one or more of our customers experience a material work stoppage, such work stoppage could have a material adverse effect on our business.

     - SUBSTANTIAL LEVERAGE. We have a significant amount of indebtedness. Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond our control. In addition, since a portion of our indebtedness is at variable rates of interest, we will be vulnerable to increases in interest rates, which could have a material adverse effect on our results of operations, liquidity and financial condition.

ITEM 2.  PROPERTIES

     Dura's corporate office is located in Minneapolis, Minnesota and occupies approximately 5,700 square feet. Dura's operating headquarters is located in Rochester Hills, Michigan and occupies two facilities totaling approximately 100,000 square feet, a portion of which is used for product development activities. All three of these facilities are leased.

     Dura believes that the productive capacity and utilization of its facilities is sufficient to allow Dura to conduct its operations in accordance with its business strategy. All of Dura's owned facilities are subject to liens under its Credit Agreement. The following table shows the principal facilities of Dura as of December 31, 2001:

                                              NUMBER OF
COUNTRY                                         SITES
-------                                       ---------
Brazil......................................      2
Canada......................................      3
Czech Republic..............................      3
France......................................      7
Germany.....................................      9
Japan.......................................      1
Mexico......................................      2
Portugal....................................      2
Slovakia....................................      1
Spain.......................................      3
United Kingdom..............................      8
United States...............................     32
                                                 --
     Total..................................     73
                                                 ==

     Dura's manufacturing facilities have a combined square footage in excess of 7,850,000, approximately 72% of which is owned and approximately 28% is leased. To increase efficiency, Dura expects to consolidate the operations of certain of its manufacturing facilities and technical centers over the next twelve months.

     In some cases, several of Dura's manufacturing sites, technical centers and/or product development centers and sales activity offices are located at a single multi-purpose site. As of December 31, 2001, Dura had an aggregate of 30 sites globally that contain technical design & development capabilities.

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

     In September 2001, Dura was notified by Landrover of its decision to institute a recall of its Freelander vehicles due to alleged malfunctions of the parking brake mechanism. This recall potentially affects approximately 220,000 vehicles manufactured world-wide between September 1997 and March 2001. Dura is currently working with the customer to resolve this matter.

     Although Dura does not believe any current litigation will have a material adverse effect on its business or financial condition, it faces an inherent business risk of exposure to product liability claims in the event that the failure of its products results, or is alleged to result, in property damage, bodily injury and/or death. Dura cannot assure you that it will not experience any material product liability losses in the future or that it will not incur significant costs to defend these claims. In addition, if any Dura-designed products are or are alleged to be, defective, Dura may be required to participate in a recall involving those products. Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more system integration functions, OEMs are increasingly looking to their suppliers for contribution when faced with product recalls, product liability or warranty claims. Dura cannot assure you that the future costs associated with providing product warranties will not be material.

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

  Environmental Matters

     Dura is subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. While Dura devotes resources designed to maintaining compliance with these requirements, there can be no assurance that Dura operates at all times in complete compliance with all such requirements. Dura could be subject to potentially significant fines and penalties for any noncompliance that may occur. Although Dura has made and will continue to make capital and other expenditures to comply with environmental requirements, Dura does not expect to incur material capital expenditures for environmental controls in 2002.

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

     In 1998, Dura acquired Universal. The seller in the Universal transaction agreed to indemnify Dura for environmental liabilities arising from the operation of the acquired facilities prior to the acquisition. Following the acquisition, pursuant to the indemnity, the seller continued to address certain environmental matters, including the cleanup of TCE-contaminated soil at Dura's Butler, Indiana facility. In 1998, the seller filed for reorganization under the federal bankruptcy laws and ceased performing its obligations under the indemnity. In March 1999, the seller requested bankruptcy court approval to reject their contractual indemnity obligations to Dura. Subject to Dura's right to seek repayment in the bankruptcy proceeding, it is likely that Dura will be responsible for completing the cleanup at its Butler facility. Although Dura cannot provide complete assurance, based on estimates provided by the environmental consultant that has been performing the cleanup, Dura does not expect the cost to complete the cleanup to be material.

     In 1998, Dura entered into a partial consent decree to settle its liability for past costs at the former Excel Main Street Well Field Site in Elkhart, Indiana, where TCE was found in a municipal well field near the Elkhart facility. Dura is one of several potentially responsible parties involved at the site. Under the settlement, Dura has a continuing payment obligation for operation and maintenance of a groundwater treatment system and for a soil vapor extraction system. These obligations will likely continue for several years. The annual cost to operate these systems is not material. In addition, Dura expects to receive certain payments from other parties involved at the site.

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

     There were no matters submitted to a vote of stockholders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock is traded on the Nasdaq National Market under the symbol "DRRA." The following table sets forth, for the periods indicated, the low and high closing sale prices for the Class A common stock as regularly quoted on Nasdaq.

                                                                 LOW       HIGH
                                                                ------    ------
2001
First Quarter...............................................    $ 5.44    $ 9.69
Second Quarter..............................................      7.25     16.00
Third Quarter...............................................      6.83     19.05
Fourth Quarter..............................................      7.25     11.00
2000
First Quarter...............................................    $12.38    $19.13
Second Quarter..............................................     10.66     16.88
Third Quarter...............................................      8.50     12.00
Fourth Quarter..............................................      4.75      9.56

     As of March 1, 2002, there were approximately 805 holders of record of the outstanding Class A common stock and 10 holders of record of the outstanding Class B common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for Dura presented below for, and as of the end of each of the years in the five-year period ended December 31, 2001, is derived from Dura Automotive Systems, Inc.'s Consolidated Financial Statements which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and the auditor's report thereon are included elsewhere in this report. The consolidated financial statements at and for the years ended December 31, 1999, 1998 and 1997 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Dura's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

                                                             YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------
                                             2001          2000          1999         1998        1997
                                          ----------    ----------    ----------    --------    --------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues..............................    $2,477,373    $2,633,084    $2,200,385    $739,467    $449,111
Cost of sales.........................     2,163,324     2,236,544     1,854,705     608,518     375,086
S, G & A expense......................       139,559       165,524       130,079      49,825      32,815
Facility consolidation, product recall
  and other charges...................        24,386        15,361        16,246          --          --
Amortization expense..................        27,049        27,515        23,546       9,868       3,600
Operating income......................       123,055       188,140       175,809      71,256      37,610
Interest expense, net.................       100,817       112,433        81,633      20,267       9,298
Provision for income taxes............         8,450        30,571        37,984      20,933      11,670
Net income............................        11,219        41,777        41,220      26,024      16,642
                                          ----------    ----------    ----------    --------    --------
Basic earnings per share..............    $     0.63    $     2.39    $     2.53    $   2.43    $   1.89
Diluted earnings per share............    $     0.62    $     2.35    $     2.46    $   2.37    $   1.88

                                             2001          2000          1998         1998        1997
                                          ----------    ----------    ----------    --------    --------
                                                              (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital.......................    $   80,642    $  169,005    $  162,949    $ 63,766    $ 50,304
Total assets..........................     2,121,604     2,357,047     2,444,867     929,383     419,264
Long-term debt........................     1,015,579     1,161,201     1,178,310     316,417     178,081
Stockholders' investment..............       442,397       453,394       430,996     238,037     101,708

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This discussion should be read in conjunction with Dura's Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.

OVERVIEW

     The economic climate has been extremely challenging in 2001. This was especially true in the automotive and recreational vehicle markets. We saw significantly lower production levels in North America during 2001 as compared to 2000. The automotive market experienced a boost in the second half of 2001 as a result of the various incentive plans that the OEMs established including zero percent financing, but production levels were still reduced compared to 2000 because most of the demand was met from the sale of existing inventory. As such, our sales have declined in line with the reduced North American OEM production volumes. We anticipate that 2002 will continue to be a challenging environment and we believe that our ability to reduce costs and deliver quality products has prepared us for the conditions this uncertain market may present to us.

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues for the year ended December 31, 2001 decreased by $155.7 million, or 5.9%, to $2,477.4 million from $2,633.1 million for 2000.
Factors that unfavorably impacted revenue in 2001 included the weakness in both the North American automotive and recreational vehicle markets as well as the weakening of the European currencies in relation to the US dollar. Approximately 33% of Dura's total revenues are generated from European operations and 8% of total revenues are generated from the recreational vehicle market.

     Cost of Sales. Cost of sales for the year ended December 31, 2001 decreased by $73.2 million, or 3.3%, to $2,163.3 million from $2,236.5 million for 2000. Cost of sales as a percentage of revenues for the year ended December 31, 2001 was 87.3% compared to 84.9% for 2000. The corresponding reduction in gross margin is primarily the result of the decreased volumes in the North American automotive and recreational vehicle markets as well as inefficiencies resulting from a few difficult product launches in Europe. These items were partially offset by the benefit from the implementation of Dura's restructuring plan and continued focus on cost reduction.

     Selling, General, and Administrative. Selling, general, and administrative expenses for the year ended December 31, 2001 decreased by $26.0 million, or 15.7%, to $139.6 million from $165.5 million in 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 5.6% for 2001 compared to 6.3% for 2000. The decrease in cost is primarily the result of the salaried headcount reduction actions taken in late 2000 and early 2001.

     Facility Consolidation, Product Recall and Other Charges. In August 2001, Dura divested its Australian operations resulting in a charge of approximately $7.5 million in the third quarter of 2001. Approximately $2.0 million of this charge was cash related. The Australian operations generated approximately $10.0 million of revenue on an annualized basis and produced parking brakes, jacks, pedal assemblies, hinges and latches for the automotive industry. Their largest customers included Ford Motor Company, Holden Limited, and Delphi Automotive Systems.

     In October 2001, Dura successfully completed the sale of its Thixotech business located in Canada for total proceeds of approximately $4.1 million. Thixotech generated approximately $10.0 million of revenue on an annualized basis, and is a manufacturer of magnesium injection molded products for the electronics, communications, power tools and automotive industries. Dura recorded a non-cash charge related to this transaction of approximately $5.2 million in the fourth quarter of 2001.

     In November 2001, Dura entered into a definitive agreement to divest its Plastic Products Business for total proceeds of approximately $41.0 million. The transaction closed on January 28, 2002. The Plastic Products Business designs, engineers, and manufactures plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic applications markets. This business employs approximately 750 people in three facilities located in Mishawaka, Indiana, Bowling Green, Kentucky and Jonesville, Michigan and generates approximately $80.0 million in annual revenue. Two members of Dura's board of directors are members of management of an investor group which is general partner of the controlling shareholder of the acquiring company. Dura has recorded a non-cash charge of approximately $7.4 million in the fourth quarter of 2001 for the estimated loss upon divestment.

     Throughout 2000 and 2001 Dura has evaluated manufacturing capacity issues and opportunities for cost reduction given the reduced demand in the North America automotive and recreational vehicle markets and the available capacity within Dura's operations. As a result, beginning in the fourth quarter of 2000, Dura began to implement several actions including discontinuing operations in two North American facilities, combining the Driver Control and Engineered Products divisions into one, Control Systems, and reducing and consolidating certain support activities to achieve an appropriate level of support personnel relative to remaining operations and future business requirements. These actions resulted in a fourth quarter 2000 restructuring charge of $6.8 million, including severance related payments of $6.2 million and facility closure costs of approximately $0.6 million. Additionally in 2000 Dura expensed as incurred equipment relocation costs of $0.8 million. In continuation of the actions taken in 2000, Dura recorded $2.4 million of additional restructuring charges in the first quarter and $2.0 million in the fourth quarter of 2001 relating to employee severance. Dura also expensed as incurred approximately $0.2 million of equipment relocation costs incurred during the first quarter of 2001. Dura expects to fund these expenditures through cash flow from operations.

     Amortization Expense. Amortization expense for the year ended December 31, 2001 decreased by $0.5 million, or 1.7%, to $27.0 million from $27.5 million in 2000. The slight decrease is due to the impact of foreign exchange on European goodwill during 2001.

     Interest Expense. Interest expense for the year ended December 31, 2001 decreased by $11.6 million, or 10.3%, to $100.8 million from $112.4 million in 2000. The decrease in interest expense is due to lower interest rates on LIBOR contracts and debt pay-down of approximately $131.8 million during 2001, offset by the higher interest cost related to the additional issuance of $158.5 million of Senior Subordinated Notes (see below) and the unfavorable impact of existing interest rate swap agreements.

     Income Taxes. The effective tax rate for the year ended December 31, 2001 was 38.0% compared to the 2000 effective tax rate of 40.4%. The effective income tax rate decreased as a result of the implementation of tax planning strategies during 2001, a reduction in the statutory tax rates in Germany that became effective in 2001 and a tax holiday in the Czech Republic for 2001. The effective rate differs from statutory rates due primarily to the mix of income/loss among the countries in which Dura operates, the effect of non-deductible goodwill amortization and the effects of various tax planning strategies.

     Minority Interest and Equity in Losses of Affiliates. For the year ended December 31, 2000, Minority Interest in Income represented a partial year of a minority interest in Dura's fully consolidated subsidiary in Wales. The minority interest was acquired during 2000 and at December 31, 2000 was wholly owned.

     Minority Interest. Minority interest for the years ended December 31, 2001 and December 31, 2000 represents dividends, net of income tax benefits, on the 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

     New Accounting Pronouncements. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. Effective January 1, 2002, Dura adopted SFAS No. 142 with respect to goodwill and intangible assets acquired prior to July 1, 2001. Dura is in the process of determining the impact of adopting SFAS No. 142 on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Application of the provisions of SFAS No. 142 are anticipated to result in an increase in pre-tax net income of approximately $25.9 million for the year ended December 31, 2002, related to the goodwill amortization that will no longer be recorded under SFAS No. 142.

     Effective January 1, 2001, Dura adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was to increase other comprehensive income ("OCI") by $0.2 million, after-tax. The effect on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were highly effective.

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

     Cost of Sales. Cost of sales for the year ended December 31, 2000 increased by $381.8 million, or 20.6%, to $2,236.5 million from $1,854.7 million for 1999. Cost of sales as a percentage of revenues for the year ended December 31, 2000 was 84.9% compared to 84.3% for 1999. The corresponding reduction in gross margin is primarily the result of the full year effect of the 1999 acquired operations resulting in a larger proportion of business at lower margins. Additionally, inefficiencies resulting from plant consolidations and product launches caused the margin deterioration in the latter part of 2000. These items were partially offset by the benefit from the implementation of Dura's restructuring plan and continued focus on cost reduction.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 2001, Dura provided cash from operations of $212.1 million, compared to $117.6 million in 2000. Cash generated from operations before changes in working capital items was $136.0 million for 2001 compared to $134.0 million for 2000. Working capital generated cash of $76.1 million in 2001 compared to requiring $16.4 million in 2000. The improvement in working capital is primarily the result of Dura's continued focus on reducing accounts receivable and inventory levels during 2001.

     Net cash used in investing activities was $71.8 million for 2001 as compared to $129.2 million in 2000. Net capital expenditures totaled $71.8 million for 2001 primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $110.1 million in 2000.

     Net cash used in financing activities totaled $135.3 million for 2001 compared with cash provided of $18.9 million in 2000. During 2001, Dura issued an additional $147.1 million, net of issuance costs and discounts, of 9% Senior Subordinated Notes (see below), and used the proceeds to repay borrowings outstanding under its revolving credit facility.

     In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of December 31, 2001, rates on borrowings under the Credit Agreement ranged from 4.4% to 6.4%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were repaid in April 1999.

     The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of December 31, 2001. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of December 31, 2001, $50.0 million of borrowings were denominated in US dollars, $9.5 million in British pound sterling and $3.1 million in Euros.

     At December 31, 2001, Dura had unused borrowing capacity of approximately $321.0 million of which $40.1 million was available under its most restrictive debt covenant. Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At December 31, 2001, Dura had unsecured overdraft facilities outstanding of $0.7 million, which is included in current maturities of long-term debt on the balance sheet. At December 31, 2001, Dura had unsecured overdraft facilities available from banks of approximately $32.8 million. The average interest rates on the outstanding overdraft facilities at December 31, 2001 was approximately 5.5%. Dura believes the borrowing availability under its credit agreement, uncommitted overdraft facilities and funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2002 capital expenditures will not exceed $80.0 million.

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

     Dura is limited as to its ability to declare or make certain dividend payments or other distributions of assets under its Credit Agreement and Subordinated Notes. Certain distributions relating to items such as; a company stock purchase program, tax sharing arrangements and as required under Dura's Trust Preferred Securities are permitted.

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

SIGNIFICANT ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 2 of our consolidated financial statements. Certain of our accounting policies require the application of significant judgement by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

     Revenue Recognition and Sales Commitments. Dura recognizes revenue as its products are shipped to its customers. Dura enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by Dura, fulfillment of the customers' purchasing requirements is the obligation of Dura for the entire production life of the vehicle, with terms of up to seven years, and Dura has no provisions to terminate such contracts. In certain instances, Dura may be committed under existing agreements to supply product to its customers at selling prices that are not sufficient to cover the direct cost to produce such product. In such situations, Dura records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill Dura's obligations to its customers. Dura utilizes certain estimates when calculating its required loss reserves. These estimates include production volumes for particular models, future pricing agreed to with customers and Dura's ability to achieve planned cost savings. We adjust our reserves as events occur that impact our estimates. These adjustments could materially impact our financial position and results of operations.

     Valuation of Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on a straight-line basis over 40 years. In assessing the recoverability of Dura's goodwill and other intangibles Dura must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, Dura may be required to record impairment charges for these assets not previously recorded. On January 1, 2002 Dura adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues during the first six months of fiscal 2002, and then on a periodic basis thereafter. During the year ended December 31, 2001, Dura did not record any impairment losses related to goodwill and other intangible assets.

     Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $18.8 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2001 was $40.3 million, net of a valuation allowance of $18.8 million.

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

     Dura manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2001 giving effect to the interest rate swaps discussed below, Dura had fixed rate debt of $608.9 million and variable rate debt of $467.6 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have changed the fair market value of Dura's debt at December 31, 2001 by approximately $25.9 million and would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $4.7 million.

     At December 31, 2001, Dura had outstanding interest rate swap agreements that effectively converted $50.0 million of its Credit Agreement borrowings into a fixed rate obligation. Under these swap agreements, which expire at various dates through April, 2002, Dura receives payments at variable rates, while it makes payments at fixed rates (5.1% to 5.3% at December 31, 2001). The net interest paid or received is included in interest expense. At December 31, 2001, the fair value of the interest rate swap agreements was a net loss position for Dura of approximately $0.3 million, net of tax, representing the estimated cost that would be incurred to terminate the agreements, and is included in other comprehensive income in the accompanying consolidated December 31, 2001 statement of stockholders' investment. The swap agreements were designated at their inception as an interest rate hedge.

     Dura also uses forward exchange contracts to hedge its foreign currency exposure related to the interest payments under its outstanding 100 million Euro denominated Senior Subordinated Notes. Dura designated these contracts at their inception as a cash flow hedge. At December 31, 2001, Dura had outstanding contracts to purchase 9.0 million Euro (approximately $7.8 million), representing the interest payments due during 2002. The estimated fair value of these foreign exchange contracts based upon market quotes was approximately $8.0 million. The net realized gain of approximately $0.2 million is included in other comprehensive income in the accompanying consolidated December 31, 2001 statement of stockholders' investment.

     The counter parties to the above agreements are major financial institutions. Dura does not enter into or hold derivatives for trading or speculative purposes.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of Dura's revenues during the year ended December 31, 2001 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     A significant portion of Dura's assets at December 31, 2001 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" and "Foreign Currency Transactions" sections of Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
Report of Independent Public Accountants....................     28
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................     29
Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999..........................     30
Consolidated Statements of Stockholders' Investment for the
  years ended December 31, 2001, 2000 and 1999..............     31
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................     32
Notes to Consolidated Financial Statements..................     33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dura Automotive Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Dura Automotive Systems, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' investment and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dura Automotive Systems, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP
Minneapolis, Minnesota,
January 23, 2002

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   AS OF DECEMBER 31
                                                                ------------------------
                                                                   2001          2000
                                                                ----------    ----------
                                                                     (IN THOUSANDS,
                                                                 EXCEPT SHARE AMOUNTS)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................    $   32,289    $   30,438
  Accounts receivable, net of reserve for doubtful accounts
     of $5,517 and $9,135...................................       293,476       367,505
  Inventories...............................................       116,508       148,919
  Other current assets......................................       126,367       170,083
                                                                ----------    ----------
     Total current assets...................................       568,640       716,945
                                                                ----------    ----------
Property, Plant and Equipment:
  Land and buildings........................................       207,017       199,563
  Machinery and equipment...................................       479,143       434,123
  Construction in progress..................................        30,294        38,898
  Less-Accumulated depreciation.............................      (199,937)     (138,672)
                                                                ----------    ----------
     Net property, plant and equipment......................       516,517       533,912
                                                                ----------    ----------
Goodwill, net of accumulated amortization of $87,647 and
  $62,894...................................................       962,467     1,028,113
Other assets, net of accumulated amortization of $22,029 and
  $14,392...................................................        73,980        78,077
                                                                ----------    ----------
                                                                $2,121,604    $2,357,047
                                                                ==========    ==========
                        LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
Accounts payable............................................    $  249,824    $  258,895
  Accrued liabilities.......................................       177,327       225,032
  Current maturities of long-term debt......................        60,847        64,013
                                                                ----------    ----------
     Total current liabilities..............................       487,998       547,940
                                                                ----------    ----------
Long-term debt, net of current maturities...................       475,879       766,961
Subordinated notes..........................................       539,700       394,240
Other noncurrent liabilities................................       120,380       139,262
                                                                ----------    ----------
     Total liabilities......................................     1,623,957     1,848,403
                                                                ----------    ----------
Commitments and Contingencies (Notes 5, 11 and 12)
  Mandatorily Redeemable Convertible Trust Preferred
     Securities.............................................        55,250        55,250
Stockholders' Investment:
  Preferred stock, par value $1; 5,000,000 shares
     authorized; none issued or outstanding.................            --            --
  Common stock, Class A; par value $.01; 60,000,000 shares
     authorized; 14,664,102 and 14,324,923 shares issued and
     outstanding............................................           147           143
  Common stock, Class B; par value $.01; 10,000,000 shares
     authorized; 3,133,540 and 3,312,354 shares issued and
     outstanding............................................            31            33
  Additional paid-in capital................................       342,694       341,472
  Treasury stock at cost....................................        (1,891)       (1,505)
  Retained earnings.........................................       161,268       150,049
  Accumulated other comprehensive loss......................       (59,852)      (36,798)
                                                                ----------    ----------
     Total stockholders' investment.........................       442,397       453,394
                                                                ----------    ----------
                                                                $2,121,604    $2,357,047
                                                                ==========    ==========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  FOR THE YEARS ENDED DECEMBER 31
                                                             -----------------------------------------
                                                                2001           2000           1999
                                                             -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.................................................    $2,477,373     $2,633,084     $2,200,385
Cost of sales............................................     2,163,324      2,236,544      1,854,705
                                                             ----------     ----------     ----------
  Gross profit...........................................       314,049        396,540        345,680
Selling, general and administrative expenses.............       139,559        165,524        130,079
Facility consolidation, product recall and other
  charges................................................        24,386         15,361         16,246
Amortization expense.....................................        27,049         27,515         23,546
                                                             ----------     ----------     ----------
  Operating income.......................................       123,055        188,140        175,809
Interest expense, net....................................       100,817        112,433         81,633
                                                             ----------     ----------     ----------
  Income before provision for income taxes, equity in
     losses of affiliates and minority interests.........        22,238         75,707         94,176
Provision for income taxes...............................         8,450         30,571         37,984
Minority interest and equity in losses of affiliates,
  net....................................................            --            914          3,978
Minority interest -- dividends on trust preferred
  securities, net........................................         2,569          2,445          2,445
                                                             ----------     ----------     ----------
  Income before extraordinary item and accounting
     change..............................................        11,219         41,777         49,769
Extraordinary item -- loss on early extinguishment of
  debt, net..............................................            --             --          5,402
Cumulative effect of change in accounting, net...........            --             --          3,147
                                                             ----------     ----------     ----------
  Net income.............................................    $   11,219     $   41,777     $   41,220
                                                             ==========     ==========     ==========
Basic earnings per share:
  Income before extraordinary item and accounting
     change..............................................    $     0.63     $     2.39     $     3.06
  Extraordinary item.....................................            --             --          (0.33)
  Cumulative effect of change in accounting..............            --             --          (0.20)
                                                             ----------     ----------     ----------
     Net income..........................................    $     0.63     $     2.39     $     2.53
                                                             ==========     ==========     ==========
Diluted earnings per share:
  Income before extraordinary item and accounting
     change..............................................    $     0.62     $     2.35     $     2.94
  Extraordinary item.....................................            --             --          (0.30)
  Cumulative effect of change in accounting..............            --             --          (0.18)
                                                             ----------     ----------     ----------
     Net income..........................................    $     0.62     $     2.35     $     2.46
                                                             ==========     ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                      COMMON STOCK
                                       -------------------------------------------
                                             CLASS A                 CLASS B          ADDITIONAL      TREASURY STOCK
                                       --------------------    -------------------     PAID-IN      ------------------
                                         SHARES      AMOUNT     SHARES      AMOUNT     CAPITAL      SHARES     AMOUNT
                                       ----------    ------    ---------    ------    ----------    -------    -------
                                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, December 31, 1998.........     9,029,085     $ 90     3,325,303     $33       $171,377          --         --
  Issuance of shares in acquisition
    of Excel.......................     4,934,414       49            --      --        165,121          --         --
  Sale of stock under Employee
    Stock Discount Purchase Plan...        51,283        1            --      --          1,156          --         --
  Exercise of options..............        80,015        1            --      --          1,337          --         --
  Other issuance of shares.........         1,714       --            --      --             50          --         --
  Conversion from Class B to Class
    A..............................         5,000       --        (5,000)     --             --          --         --
  Net income.......................            --       --            --      --             --          --         --
  Other comprehensive income-
    Foreign currency translation
      adjustment...................            --       --            --      --             --          --         --
  Total comprehensive income.......
                                       ----------     ----     ---------     ---       --------     -------    -------
BALANCE, December 31, 1999.........    14,101,511      141     3,320,303      33        339,041          --         --
  Sale of stock under Employee
    Stock Discount Purchase Plan...        63,063        1            --      --            735          --         --
  Conversion from Class B to Class
    A..............................         7,949       --        (7,949)     --             --          --         --
  Exercise of warrants.............       152,400        1            --      --            191          --         --
  Contributions to deferred
    compensation plan..............            --       --            --                  1,723          --         --
  Treasury shares purchased at
    $13.06 per share...............            --       --            --      --             --     131,921     (1,723)
  Treasury share distribution......            --       --            --                   (218)    (16,694)       218
  Net income.......................            --       --            --      --             --          --         --
  Other comprehensive income-
    Foreign currency translation
      adjustment...................            --       --            --      --             --          --         --
  Minimum pension liability........            --       --            --      --             --          --         --
  Total comprehensive income.......
                                       ----------     ----     ---------     ---       --------     -------    -------
BALANCE, December 31, 2000.........    14,324,923      143     3,312,354      33        341,472     115,227     (1,505)
  Sale of stock under Employee
    Stock Discount Purchase Plan...       159,165        2            --      --            802          --         --
  Conversion from Class B to Class
    A..............................       178,814        2      (178,814)     (2)            --          --         --
  Exercise of options..............         1,200       --            --      --             19          --         --
Collection of common stock
  subscription receivables.........            --       --            --      --             15          --         --
  Treasury shares purchased at
    $8.65 per share................            --       --            --      --            368      42,500       (368)
  Treasury shares purchased at
    $8.34 per share................            --       --            --      --            246      29,460       (246)
  Treasury share distribution......            --       --            --      --           (228)    (17,422)       228
  Net income.......................            --       --            --      --             --          --         --
  Other comprehensive income-......                                                          --
    Foreign currency translation
      adjustment...................            --       --            --      --             --          --         --
    Minimum pension liability......            --       --            --      --             --          --         --
    Derivative instruments.........            --       --            --      --             --          --         --
  Total comprehensive loss.........
                                       ----------     ----     ---------     ---       --------     -------    -------
BALANCE, December 31, 2001.........    14,664,102     $147     3,133,540     $31       $342,694     169,765    $(1,891)
                                       ==========     ====     =========     ===       ========     =======    =======


                                                  ACCUMULATED
                                                     OTHER            TOTAL
                                     RETAINED    COMPREHENSIVE    STOCKHOLDERS'
                                     EARNINGS        LOSS          INVESTMENT
                                     --------    -------------    -------------
                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
BALANCE, December 31, 1998.........  $ 67,052      $   (515)        $238,037
  Issuance of shares in acquisition
    of Excel.......................        --            --          165,170
  Sale of stock under Employee
    Stock Discount Purchase Plan...        --            --            1,157
  Exercise of options..............        --            --            1,338
  Other issuance of shares.........        --            --               50
  Conversion from Class B to Class
    A..............................        --            --               --
  Net income.......................    41,220
  Other comprehensive income-
    Foreign currency translation
      adjustment...................        --       (15,976)
  Total comprehensive income.......                                   25,244
                                     --------      --------         --------
BALANCE, December 31, 1999.........   108,272       (16,491)         430,996
  Sale of stock under Employee
    Stock Discount Purchase Plan...        --            --              736
  Conversion from Class B to Class
    A..............................        --            --               --
  Exercise of warrants.............        --            --              192
  Contributions to deferred
    compensation plan..............        --            --            1,723
  Treasury shares purchased at
    $13.06 per share...............        --            --           (1,723)
  Treasury share distribution......        --            --               --
  Net income.......................    41,777
  Other comprehensive income-
    Foreign currency translation
      adjustment...................        --       (18,355)
  Minimum pension liability........        --        (1,952)
  Total comprehensive income.......                                   21,470
                                     --------      --------         --------
BALANCE, December 31, 2000.........   150,049       (36,798)         453,394
  Sale of stock under Employee
    Stock Discount Purchase Plan...        --            --              804
  Conversion from Class B to Class
    A..............................        --            --               --
  Exercise of options..............        --            --               19
Collection of common stock
  subscription receivables.........        --            --               15
  Treasury shares purchased at
    $8.65 per share................        --            --               --
  Treasury shares purchased at
    $8.34 per share................        --            --               --
  Treasury share distribution......                      --               --
  Net income.......................    11,219
  Other comprehensive income-......
    Foreign currency translation
      adjustment...................        --       (18,550)
    Minimum pension liability......        --        (4,168)
    Derivative instruments.........        --          (336)
  Total comprehensive loss.........                                  (11,835)
                                     --------      --------         --------
BALANCE, December 31, 2001.........  $161,268      $(59,852)        $442,397
                                     ========      ========         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 FOR THE YEARS ENDED DECEMBER 31
                                                               -----------------------------------
                                                                 2001         2000         1999
                                                               ---------    ---------    ---------
                                                                         (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income...............................................    $  11,219    $  41,777    $  41,220
  Adjustments required to reconcile net income to net cash
     provided by operating activities --
     Depreciation and amortization.........................       94,579       85,503       76,654
     Deferred income tax provision (benefit)...............       30,202        5,769       (1,899)
     Extraordinary loss on extinguishment of debt, net.....           --           --        5,402
     Change in method of accounting, net...................           --           --        3,147
     Equity in losses of affiliates and minority
       interest............................................           --          914        3,978
     Change in other operating items:
       Accounts receivable.................................       62,456      107,089          148
       Inventories.........................................       28,717      (12,566)      11,194
       Other current assets................................       25,655      (34,219)     (28,498)
       Accounts payable and accrued liabilities............      (43,742)     (89,706)       5,425
       Other assets and liabilities........................        3,034       12,998      (35,829)
                                                               ---------    ---------    ---------
          Net cash provided by operating activities........      212,120      117,559       80,942
                                                               ---------    ---------    ---------
INVESTING ACTIVITIES:
  Capital expenditures, net................................      (71,779)    (110,132)     (80,469)
  Acquisitions, net........................................           --      (19,110)    (524,033)
  Other, net...............................................           --           --       (3,443)
                                                               ---------    ---------    ---------
          Net cash used in investing activities............      (71,779)    (129,242)    (607,945)
                                                               ---------    ---------    ---------
FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities.............       14,567      682,749      202,871
  Repayments of revolving credit facilities................      (25,266)    (597,897)    (147,553)
  Long-term borrowings.....................................      193,328       17,267      754,124
  Repayments of long-term borrowings.......................     (461,512)     (82,407)    (660,830)
  Purchase of treasury shares and other, net...............         (386)      (1,723)          --
  Proceeds from issuance of subordinated notes, net........      147,100           --      394,653
  Proceeds from stock offering and exercise of stock
     options, net..........................................          838          928        2,545
  Debt issue costs.........................................       (4,006)          --      (19,537)
                                                               ---------    ---------    ---------
          Net cash provided by (used in) financing
            activities.....................................     (135,337)      18,917      526,273
                                                               ---------    ---------    ---------
EFFECT OF EXCHANGE RATES ON CASH...........................       (3,153)        (493)       3,883
                                                               ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS....................        1,851        6,741        3,153
CASH AND CASH EQUIVALENTS, beginning of period.............       30,438       23,697       20,544
                                                               ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period...................    $  32,289    $  30,438    $  23,697
                                                               =========    =========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (refunded) for --
     Interest..............................................    $  96,010    $ 119,972    $  70,209
                                                               =========    =========    =========
     Income taxes..........................................    $  (2,677)   $   4,942    $  30,071
                                                               =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Dura Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries
(Dura) designs and manufactures components and systems primarily for the global automotive industry. Dura has over 70 manufacturing and product development facilities located in the United States, Brazil, Canada, the Czech Republic, France, Germany, Mexico, Portugal, Spain and the United Kingdom.

2. SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation:

     The accompanying consolidated financial statements include the accounts of Dura and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash Equivalents:

     Cash equivalents consist of money market instruments with original maturities of three months or less and are stated at cost, which approximates fair value.

  Inventories:

     Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.

     Inventories consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Raw materials...........................................    $ 65,228    $ 77,357
Work-in-process.........................................      25,369      31,071
Finished goods..........................................      25,911      40,491
                                                            --------    --------
                                                            $116,508    $148,919
                                                            ========    ========

  Other Current Assets:

     Other current assets consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Excess of cost over billings on uncompleted tooling
  projects..............................................    $ 47,910    $ 57,621
Deferred income taxes...................................      30,542      49,354
Prepaid expenses........................................      47,915      63,108
                                                            --------    --------
                                                            $126,367    $170,083
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

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

  Goodwill and Other Assets:

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and has been amortized on a straight-line basis over 40 years. Other assets principally consist of pension plan assets in excess of accumulated benefits; debt financing costs, which are being amortized over the term of the applicable agreements; and deferred income taxes.

     Dura periodically evaluates whether events and circumstances have occurred which may affect the estimated useful life or the recoverability of the remaining balance of its goodwill and other long-lived assets. If such events or circumstances were to indicate that the carrying amount of these assets would not be recoverable, Dura would estimate the future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) were less than the carrying amount of goodwill and other long-lived assets, Dura would recognize an impairment loss. Effective January 1, 2002, Dura adopted Statement of Financial Accounting Standards (SFAS) No. 142, (See New Accounting Pronouncements) "Goodwill and Other Intangible Assets," which requires that goodwill and intangible assets with indefinite lives are not to be amortized, but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator. The assessment is a two-step process. The first step is to compare the estimated fair value of a reporting unit to its carrying value. If the carrying value exceeds the fair value, then the second step is to perform a valuation of all tangible and intangible assets to determine the amount, if any, by which goodwill and/or an intangible asset is impaired. Dura will assess the impact of SFAS No. 142 by performing the initial impairment study during the first half of 2002 and will complete any required goodwill impairment calculations by the end of 2002 as required by SFAS No. 142.

  Accrued Liabilities:

     Accrued liabilities consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Compensation and benefits...............................    $ 72,503    $ 65,306
Legal and environmental.................................      15,200      15,005
Interest................................................      11,293       8,747
Loss contracts..........................................      10,178       8,763
Accrued income taxes....................................       9,880      36,902
Facility closure and consolidation costs................       9,387      29,608
Other...................................................      48,886      60,701
                                                            --------    --------
                                                            $177,327    $225,032
                                                            ========    ========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Other Noncurrent Liabilities:

     Other noncurrent liabilities consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Pension and post-retirement benefits....................    $ 38,411    $ 37,365
Legal and environmental.................................      22,411      31,952
Facility closure and consolidation costs................      21,806      22,985
Loss contracts..........................................       2,794       8,185
Other...................................................      34,958      38,775
                                                            --------    --------
                                                            $120,380    $139,262
                                                            ========    ========

  Revenue Recognition and Sales Commitments:

     Dura recognizes revenue as its products are shipped to its customers. Dura enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by Dura, fulfillment of the customers' purchasing requirements is the obligation of Dura for the entire production life of the vehicle, with terms of up to seven years, and Dura has no provisions to terminate such contracts. In certain instances, Dura may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, Dura records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill Dura's obligations to its customers.

  Income Taxes:

     Dura accounts for income taxes following the provisions of SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using currently enacted tax rates.

  Comprehensive Income:

     Dura follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Dura, comprehensive income represents net income adjusted for foreign currency translation adjustments, the deferred gain/loss on derivative instruments utilized to hedge Dura's interest and foreign exchange exposures, and additional minimum pension liability. In accordance with SFAS No. 130, Dura has chosen to disclose comprehensive income in the consolidated statements of stockholders' investment.

  Fair Value of Financial Instruments:

     The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and revolving credit facilities approximates fair value because of the short maturity of these instruments. The carrying amount of Dura's non-subordinated long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of Dura's Subordinated Notes, based on quoted market activity approximated $512.7 million as of December 31, 2001. The fair value

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

of Dura's Preferred Securities, based on NASDAQ market quote activity, approximated $14.2 million as of December 31, 2001.

     At December 31, 2001, Dura had outstanding interest rate swap agreements that effectively converted $50.0 million of its Credit Agreement borrowings (See
Note 7) into a fixed rate obligation. Under these swap agreements, which expire at various dates through April, 2002, Dura receives payments at variable rates, while it makes payments at fixed rates (5.1 percent to 5.3 percent at December 31, 2001). The net interest paid or received is included in interest expense. At December 31, 2001, the estimated fair value of the interest rate swap agreements was a net loss position for Dura of approximately $0.3 million, net of tax, representing the estimated cost that would be incurred to terminate the agreements, and is included in other comprehensive income in the accompanying consolidated December 31, 2001 statement of stockholders' investment. The swap agreements were designated at their inception as an interest rate hedge.

     Dura also uses forward exchange contracts to hedge its foreign currency exposure related to the interest payments under its outstanding 100 million Euro denominated Senior Subordinated Notes. Dura designated these contracts at their inception as a cash flow hedge. At December 31, 2001, Dura had outstanding contracts to purchase 9.0 million Euro (approximately $7.8 million), representing the interest payments due during 2002. The estimated fair value of these foreign exchange contracts based upon market quotes was approximately $8.0 million. The net realized gain of approximately $0.2 million is included in other comprehensive income in the accompanying consolidated December 31, 2001 statement of stockholders' investment.

     The counter parties to the above agreements are major financial institutions. Dura does not enter into or hold derivatives for trading or speculative purposes.

  New Accounting Pronouncements:

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura is required to adopt SFAS No. 142 effective January 1, 2002. Dura has not determined the impact of adopting SFAS No. 142 on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Application of the provisions of SFAS No. 142 are anticipated to result in an increase in pre-tax net income of approximately $25.9 million for the year ended December 31, 2002, related to the goodwill amortization that will no longer be recorded under SFAS No. 142.

     Effective January 1, 2001, Dura adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of transactions entered into for hedging purposes. The cumulative effect of adopting SFAS No. 133 was to increase other comprehensive income (OCI) by $0.2 million, after-tax. The effect on net income was not significant, primarily because the hedges in place as of January 1, 2001 qualified for hedge accounting treatment and were deemed highly effective.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Common Stock:

     The holder of each share of Class A common stock outstanding is entitled to one vote per share and the holder of each share of Class B common stock outstanding is entitled to ten votes per share.

  Stock Options:

     Dura accounts for stock options under the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized when the stock options are granted. The pro forma effects had Dura followed the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," are included in Note 5.

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

  Change in Accounting Method:

     Effective January 1, 1999, Dura adopted the provisions of the Financial Accounting Standards Board Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires costs associated with certain start-up activities be expensed as incurred versus capitalizing and expensing them over a period of time. Previously, Dura capitalized certain design and engineering costs which related to future programs and amortized these costs over the life of the program once production began. Pursuant to the provisions of SOP 98-5, Dura wrote off the unamortized balance of such capitalized costs, net of income tax benefits, of approximately $3.1 million. The write-off is reflected as a cumulative effect of change in accounting in the accompanying consolidated statement of operations for the year ended December 31, 1999.

3. ACQUISITIONS:

  2000 Acquisitions

     In January 2000, Dura purchased the Jack Division of Ausco Products, Inc. (Ausco). Ausco produces automotive jacks primarily for North American original equipment manufacturers (OEMs). Additionally, in January 2000, Dura increased its ownership interest in Thixotech Inc. (Thixotech). With this additional investment, Dura owned and controlled a majority interest in Thixotech and in 2000 began consolidating Thixotech into Dura's financial statements. Thixotech is a producer of magnesium die castings for the North American automotive and consumer product markets. In October 2001, Dura divested the Thixotech business (see Note 4). In January and June 2000, Dura increased its ownership interest in two previous majority owned subsidiaries by acquiring the remaining outstanding interests in Pollone S.A. Industria E Comercio (Pollone) and Bowden TSK (Bowden). Pollone produces cables, latches, shifters, rear window frames and pedal boxes primarily for the South American automotive market and Bowden produces automotive cables for European OEMs. In November 2000, Dura acquired Reiche, a manufacturer of steering columns for European and North American OEMs.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Ausco, Thixotech, Pollone, Bowden and Reiche acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of their respective acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The final allocations of purchase price made by Dura in 2001 were not materially different than the preliminary estimates. The operating results of Ausco and Reiche have been included in the consolidated financial statements of Dura since their respective dates of acquisition. The aggregate purchase price for the 2000 acquisitions was $36.3 million, with funds provided by borrowings under Dura's Credit Agreement (see Note 7). The pro forma effects of these acquisitions would not have materially affected Dura's results of operations.

  1999 Acquisitions

     Adwest

     In March 1999, Dura acquired through a cash tender offer approximately 95 percent of the outstanding ordinary shares of Adwest Automotive plc (Adwest). Dura subsequently purchased the remaining 5 percent. Adwest had annual revenues of approximately $400 million and is a supplier of driver control products primarily for European OEMs. Dura paid approximately $320 million to acquire all of the outstanding shares of Adwest, including the assumption of approximately $106.1 million in indebtedness.

     Excel

     In March 1999, Dura completed its merger with Excel Industries, Inc. (Excel). Excel had annual revenues of approximately $1.1 billion of which approximately 78 percent were generated in North America with the remainder in Europe. Dura issued an aggregate of approximately 4.9 million shares of its Class A common stock and paid approximately $155.5 million in cash to Excel's former shareholders. In addition, outstanding options and warrants of Excel were converted to options and warrants of Dura, amounting to 257,520 options and 152,400 warrants. The number of options and warrants and their respective exercise prices were adjusted based upon the share exchange ratio. Dura also assumed approximately $100.0 million of indebtedness. In August 1999, Dura acquired the remaining 30 percent minority interest in Schade from Excel's former European partner for approximately $16.4 million in cash.

     The Adwest and Excel acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of their respective acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The final allocations of purchase price made by Dura in 2000 related to the finalization of plans for facility consolidations and were approximately $7.7 million for costs associated with the shutdown and consolidation of certain acquired facilities and $1.0 million for severance and other related costs. These adjustments were recorded as an adjustment to goodwill. The operating results of Adwest and Excel have been included in the consolidated financial statements of Dura since their respective dates of acquisition. The cash consideration related to the acquisitions of Adwest and Excel was financed with borrowings under Dura's Credit Agreement (see Note 7). Pro forma results of operations for 1999 reflecting the acquisitions of Adwest and Excel are included in the Pro Forma Financial Information below.

  Other 1999 Acquisitions

     In June and November of 1999, Dura purchased Metallifacture Limited (Metallifacture) and the seat track business of Meritor Automotive, Inc. (Meritor). Metallifacture produces automotive jacks primarily for European OEMs and Meritor produces seat mechanisms and structures for "Tier I" suppliers in North America.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Acquisition Integrations

     Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of December 31, 2001, purchase liabilities recorded in conjunction with the acquisitions included approximately $23.7 million for costs associated with the shutdown and consolidation of certain acquired facilities and $5.5 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $5.7 million related to acquired facilities and $6.8 million in severance and other related costs during the year ended December 31, 2001. Adjustments to these reserves during 2001 related to certain of the acquisitions as discussed above amounted to a net decrease of $4.8 million related to acquired facilities and a net reduction of $1.6 million in severance. These adjustments were recorded as an adjustment to goodwill. The remaining employee terminations and facility closures are expected to be completed by the end of 2002 except for contractual obligations that will continue through 2005.

     Pro Forma Financial Information

     The accompanying unaudited consolidated pro forma results of operations for the year ended December 31, 1999 give effect to (i) the acquisitions of Adwest and Excel, (ii) the April 1999 offering of the Senior Subordinated Notes (see
Note 7), (iii) and the tender of the Trident notes (see Note 7) as if such transactions had occurred at the beginning of the period and excludes the effects of the extraordinary loss and change in accounting method (in thousands, except per share amounts):

                                                                PRO FORMA FOR THE
                                                                   YEAR ENDED
                                                                DECEMBER 31, 1999
                                                                -----------------
Revenues....................................................       $2,589,436
Operating income............................................          167,881
Net income before extraordinary item........................           38,138
Basic earnings per share....................................       $     2.20
Diluted earnings per share..................................       $     2.14

     The unaudited pro forma consolidated financial information does not purport to represent what Dura's financial position or results of operations would actually have been if these transactions had occurred at such dates or to project Dura's future results of operations.

4. FACILITY CONSOLIDATION, PRODUCT RECALL AND OTHER CHARGES:

  Divestitures

     In August 2001, Dura divested its Australian operations resulting in a charge of approximately $7.5 million in the third quarter of 2001. Approximately $2.0 million of this charge was cash related. The Australian operations generated approximately $10.0 million of revenue on an annualized basis and produced parking brakes, jacks, pedal assemblies, hinges and latches for the automotive industry. Their largest

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

customers included Ford Motor Company, Holden Limited, and Delphi Automotive Systems. The effect of this divestiture on future operating results will not be significant.

     In October 2001, Dura successfully completed the sale of its Thixotech business located in Canada for total proceeds of approximately $4.1 million. Thixotech generated approximately $10.0 million of revenue on an annualized basis, and is a manufacturer of magnesium injection molded products for the electronics, communications, power tools and automotive industries. Dura recorded a noncash charge related to this transaction of approximately $5.2 million in the fourth quarter of 2001. The effect of this divestiture on future operating results will not be significant.

     In November 2001, Dura entered into a definitive agreement to divest its Plastic Products Business for total proceeds of approximately $41.0 million. The transaction closed on January 28, 2002. The Plastic Products Business designs, engineers, and manufactures plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic applications markets. This business employs approximately 750 people in three facilities located in Mishawaka, Indiana, Bowling Green, Kentucky and Jonesville, Michigan and generates approximately $80.0 million in annual revenue. Two members of Dura's board of directors are members of management of an investor group which is general partner of the controlling shareholder of the acquiring company. Dura has recorded a noncash charge of approximately $7.4 million in the fourth quarter of 2001 for the estimated loss upon divestment. The effect of this divestiture on future operating results will not be significant.

  Restructuring

     Throughout 2000 and 2001 Dura has evaluated manufacturing capacity issues and opportunities for cost reduction given the reduced demand in the North America automotive and recreational vehicle markets and the available capacity within Dura's operations. As a result, beginning in the fourth quarter of 2000, Dura began to implement several actions including discontinuing operations in two North American facilities, combining the Driver Control and Engineered Products divisions into one, Control Systems, and reducing and consolidating certain support activities to achieve an appropriate level of support personnel relative to remaining operations and future business requirements. These actions resulted in a fourth quarter 2000 restructuring charge of $6.8 million, including severance related payments of $6.2 million and facility closure costs of approximately $0.6 million. Additionally in 2000, Dura expensed as incurred equipment relocation costs of $0.8 million. In continuation of the actions taken in 2000, Dura recorded $2.4 million of additional restructuring charges in the first quarter and $2.0 million in the fourth quarter of 2001 relating to employee severance. Dura also expensed as incurred approximately $0.2 million of equipment relocation costs incurred during the first quarter of 2001. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the consolidated statements of operations.

     Costs incurred and charged to the reserves as of December 31, 2001 amounted to $8.8 million in severance related costs and $0.3 million facility closure costs. During 2001 additional adjustments were made of $0.1 million to decrease the reserve for employee severance as the actual costs incurred were less than originally estimated.

     The decision to exit the two facilities will result in a reduction in the work force of approximately 52 salaried and 408 hourly employees of which 49 salaried and 391 hourly employees have been severed as of December 31, 2001. Additionally, the decision to consolidate two divisions into one and to reduce support personnel to a level consistent with future business requirements resulted in a reduction of approximately 217 salaried employees of which 176 have been severed as of December 31, 2001. These restructuring actions are anticipated to be complete in early 2002.

     In the fourth quarter of 1999, Dura began to implement a comprehensive facility consolidation plan to consolidate certain European facilities designed to lower its cost structure and improve the long-term

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

competitive position of Dura. As a result, Dura recognized charges to operations of $16.2 million. Included in this charge are the costs associated with consolidating and eliminating certain facilities and associated lease obligations of $1.4 million; severance related to employee terminations of $13.2 million; and asset impairments of $1.6 million. The asset impairments consist of long-lived assets, including fixed assets, manufacturing equipment and leasehold improvements, from facilities Dura intends to dispose of or discontinue their use. Impairment was measured based on estimated proceeds on the sale of the facilities and equipment. The majority of the countries in which Dura operates have statutory requirements with regards to the minimum severance payments that must be made to employees upon termination. The facility consolidation plan originally called for the termination of approximately 5 salaried plant management and 313 hourly plant manufacturing employees primarily under SFAS No. 112, "Employers' Accounting for Post-employment Benefits". However, capacity and customer issues identified in the fourth quarter of 2000 have prompted Dura to remain at one of the European facilities that was previously planned for closure. As a result, the related reserves of $7.8 million of severance and $0.4 million of facility obligations were reversed in the fourth quarter of 2000 and the plan now calls for the termination of 5 salaried plant management and 41 hourly plant manufacturing employees of which all were terminated as of December 31, 2001. Costs incurred and charged to the reserves as of December 31, 2001 amounted to $1.0 million related to lease and other closure costs, $5.4 million in severance and $1.6 million related to asset impairment. These restructuring actions are principally complete as of December 31, 2001.

  Product Recall

     In the second quarter of 2000, Dura settled two product recall matters through a cost sharing agreement with a significant customer. As a result of this agreement, Dura recorded a one-time pretax charge to operations of $16.0 million to cover amounts not previously reserved. These recalls were announced in the first half of 1999 and involved concerns associated with Trident Automotive plc speed control cables and a secondary hood latch.

5. STOCKHOLDERS' INVESTMENT:

  Earnings Per Share:

     Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the year. Diluted earnings per share for 2001 includes the effects of outstanding stock options and warrants using the treasury stock method. Potential common shares of 1,289,000 related to the Company's Preferred Securities were excluded from the computation of diluted earnings per share for 2001, as inclusion of these shares would have been antidilutive. Diluted earnings per share for 2000 and 1999 include (i) the effects of outstanding stock options and warrants using the

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

treasury stock method, and (ii) the conversion of the Preferred Securities as follows (in thousands, except per share amounts):

                                                               YEARS ENDED DECEMBER 31,
                                                             -----------------------------
                                                              2001       2000       1999
                                                             -------    -------    -------
Net income...............................................    $11,219    $41,777    $41,220
Dividends on mandatorily redeemable convertible preferred
  securities, net of tax -- diluted......................         --      2,445      2,445
                                                             -------    -------    -------
Net income applicable to common stockholders --diluted...    $11,219    $44,222    $43,665
                                                             =======    =======    =======
Weighted average number of Class A common shares
  outstanding............................................     14,536     14,150     12,940
Weighted average number of Class B common shares
  outstanding............................................      3,221      3,318      3,323
                                                             -------    -------    -------
                                                              17,757     17,468     16,263
Dilutive effect of outstanding stock options after
  application of the treasury stock method...............        246         14        101
Dilutive effect of warrants..............................         --         76        114
Dilutive effect of mandatorily redeemable convertible
  preferred securities, assuming conversion..............         --      1,289      1,289
                                                             -------    -------    -------
Diluted shares outstanding...............................     18,003     18,847     17,767
                                                             =======    =======    =======
Basic earnings per share.................................    $  0.63    $  2.39    $  2.53
                                                             =======    =======    =======
Diluted earnings per share...............................    $  0.62    $  2.35    $  2.46
                                                             =======    =======    =======

  The 1998 Stock Incentive Plan:

     Certain individuals who are full-time, salaried employees of Dura (Employee Participants) are eligible to participate in the 1998 Stock Incentive Plan (the 1998 Plan). A committee of the board of directors selects the Employee Participants and determines the terms and conditions of granted options. The 1998 Plan provides for the issuance of options at exercise prices equal to the stock market price on the date of grant to Employee Participants covering up to 1,000,000 shares of Class A common stock of Dura plus any shares carried over from the 1996 Key Employee Stock Option Plan plus an annual increase, as defined in the 1998 Plan, subject to certain adjustments reflecting changes in Dura's capitalization. Options available for future grants to purchase shares of Dura's Class A common stock was 209,688 at December 31, 2001. Information

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

regarding options outstanding from the 1996 Key Employee Stock Option Plan and the 1998 Plan is as follows:

                                                                      WEIGHTED       WEIGHTED
                                        SHARES                        AVERAGE      AVERAGE FAIR      EXERCISABLE
                                         UNDER                        EXERCISE       VALUE OF         AT END OF
                                        OPTION      EXERCISE PRICE     PRICE      OPTIONS GRANTED       YEAR
                                       ---------    --------------    --------    ---------------    -----------
Outstanding, December 31, 1998.....    1,004,798     $14.50-38.63      $27.57         $16.61           179,623
  Granted..........................      826,000      17.00-29.25       18.13
  Granted(1).......................      257,520      15.31-26.72       20.35
  Exercised........................      (80,015)     15.47-25.75       17.48
  Forfeited........................      (52,045)     15.47-38.63       28.89
                                       ---------     ------------
Outstanding, December 31, 1999.....    1,956,258      14.50-38.63       23.01          10.75           527,134
  Granted..........................       55,000      12.81-14.44       13.66
  Exercised........................           --               --          --
  Forfeited........................     (371,570)     15.31-38.63       26.48
                                       ---------     ------------
Outstanding, December 31, 2000.....    1,639,688      12.81-38.63       21.81           6.09           489,196
  Granted..........................    2,013,250        7.50-9.15        7.97
  Exercised........................       (1,200)           15.47       15.47
  Forfeited........................     (299,800)      7.50-38.63       18.62
                                       ---------     ------------
Outstanding, December 31, 2001.....    3,351,938     $ 7.50-38.63      $13.87         $ 5.94           999,863

---------------
(1) These shares were granted in accordance with the acquisition of Excel Industries, Inc. in March 1999 (See Note 3).

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                          OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                   ---------------------------------   -------------------------------
                                      WEIGHTED-
   RANGE OF           NUMBER           AVERAGE          WEIGHTED-          NUMBER         WEIGHTED-
  EXERCISABLE     OUTSTANDING AT      REMAINING          AVERAGE       EXERCISABLE AT      AVERAGE
    OPTIONS          12/31/01      CONTRACTUAL LIFE   EXERCISE PRICE      12/31/01      EXERCISE PRICE
---------------   --------------   ----------------   --------------   --------------   --------------
$          7.50     1,402,750             9.1             $ 7.50                --              --
           9.15       577,000            10.0               9.15                --              --
 14.50 to 20.75       708,934             7.2              16.88           435,134          $16.82
 23.25 to 38.63       663,254             6.8              28.67           564,729           28.98

     The weighted average exercise price of options exercisable at the end of year was $23.13 per share at December 31, 2001, $22.87 at December 31, 2000, $23.09 at December 31, 1999 and $18.39 at December 31, 1998. The weighted average remaining contractual life of outstanding options was 7.2 years at December 31, 2001, 8.3 years at December 31, 2000, 9.3 years at December 31, 1999 and 9.7 years at December 31, 1998.

Independent Director Stock Option Plan:

     The Dura Automotive Systems, Inc. Independent Director Stock Option Plan (the Director Option Plan) provides for the issuance of options to Independent Directors, as defined, to acquire up to 100,000 shares of Dura's Class A common stock, subject to certain adjustments reflecting changes in Dura's capitalization. The option exercise price must be at least 100 percent of the market value of the Class A common stock at the time the option is issued. Such option grants vest six months from the date of grant. As of December 31, 2001, Dura had granted options under the Director Option Plan to acquire 21,000 shares of Dura's Class A common stock at an exercise price of $24.50 to $25.50 per share. As of December 31, 2001, 21,000 of these options were exercisable. No granted options have been exercised.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Employee Stock Discount Purchase Plan:

     The Dura Automotive Systems, Inc. Employee Stock Discount Purchase Plan (the Employee Stock Purchase Plan) provides for the sale of up to 500,000 shares of Dura's Class A common stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85 percent of the market value of Dura's Class A common stock at the date of purchase, as defined. Pursuant to this plan, 159,165; 63,063; and 51,283 shares of Class A common stock were issued to employees during the years ended December 31, 2001, 2000 and 1999, respectively. The weighted average fair value of shares purchased in 2001, 2000 and 1999 was $5.94, $13.73 and $26.42, respectively.

  Deferred Income Stock Plan:

     During 1999, Dura established the Deferred Income Leadership Stock Purchase Plan (the Deferred Income Stock Plan), which allows certain employees to defer receipt of all or a portion of their annual cash bonus. Dura makes a matching contribution of one-third of the employee's deferral. Dura's matching contribution vests on the first day of the third plan year following the date of the employee's deferral. In accordance with the terms of the plan, the employee's deferral and Dura's matching contribution have been placed in a "Rabbi" trust, which invests solely in Dura's Class A common stock. During 2001, 17,422 shares were distributed to employees leaving 169,765 units remaining to be distributed. During 2000, 16,694 shares were distributed to employees. This trust arrangement offers the employee a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the employee from the trust can only be made in the form of Dura's Class A common stock. The assets of the trust remain subject to the creditors of Dura and are not the property of the employees; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock.

  Stock-Based Compensation Plans:

     Dura has elected to continue accounting for the above plans under APB Opinion No. 25, under which no compensation cost has been recognized during the three years ended December 31, 2001. Had compensation cost for these plans been determined as required under SFAS No. 123, Dura's pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------    -------    -------
Net income
  As Reported -- Basic................................  $11,219    $41,777    $41,220
  Pro Forma...........................................  $ 7,639    $39,741    $38,728
  As Reported -- Diluted..............................  $11,219    $44,222    $43,665
  Pro Forma...........................................  $ 7,639    $42,186    $41,173
Basic earnings per share
  As Reported.........................................  $  0.63    $  2.39    $  2.53
  Pro Forma...........................................  $  0.43    $  2.28    $  2.38
Diluted earnings per share
  As Reported.........................................  $  0.62    $  2.35    $  2.46
  Pro Forma...........................................  $  0.42    $  2.24    $  2.32

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2001, 2000 and 1999. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk free interest rates of 5.4 percent to 5.6 percent in 2001, 5.7 percent in 2000, 5.3 percent to 6.4 percent in 1999; expected life of four years for 2001,

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2000 and 1999; an average expected volatility of 64 percent in 2001, 49 percent in 2000 and 47 percent in 1999.

  Dividends:

     Dura has not declared or paid any cash dividends in the past. As discussed in Note 7, Dura's Credit Agreement restricts the amount of dividends Dura can declare or pay. As of December 31, 2001, under the most restrictive debt covenants, Dura could not have paid any cash dividends.

6. MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES:

     In March 1998, Dura Automotive Systems Capital Trust (the Issuer), a wholly owned statutory business trust of Dura, completed the offering of $55.3 million of its 7 1/2 percent Convertible Trust Preferred Securities (Preferred Securities), resulting in net proceeds to Dura of approximately $52.6 million. The Preferred Securities are redeemable, in whole or part, on or after March 31, 2001 and all Preferred Securities must be redeemed no later than March 31, 2028. The Preferred Securities are convertible, at the option of the holder into Class A common stock of Dura at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42 7/8 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Dividends on the Preferred Securities, net of the related income tax benefit, are reflected as minority interest in the accompanying consolidated statements of operations.

     No separate financial statements of the Issuer have been included herein. Dura does not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer are owned, directly or indirectly, by Dura, a reporting company under the Exchange Act, (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 7 1/2 percent convertible subordinated debentures due March 2028 issued by Dura and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by Dura.

7. DEBT:

     Debt consisted of the following (in thousands):

                                                            DECEMBER 31,
                                                      ------------------------
                                                         2001          2000
                                                      ----------    ----------
Credit Agreement:
  Tranche A and B term loans........................  $  454,306    $  506,115
  Revolving credit facility.........................      62,584       292,764
9% Senior subordinated notes........................     539,700       394,240
Other...............................................      19,836        32,095
                                                      ----------    ----------
                                                       1,076,426     1,225,214
Less -- Current maturities..........................     (60,847)      (64,013)
                                                      ----------    ----------
                                                      $1,015,579    $1,161,201
                                                      ==========    ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future maturities of long-term debt as of December 31, 2001 are as follows (in thousands):

2002.............................................  $   60,847
2003.............................................      65,452
2004.............................................      64,888
2005.............................................     273,197
2006.............................................      67,004
Thereafter.......................................     545,038
                                                   ----------
                                                   $1,076,426
                                                   ==========

     In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement (Credit Agreement). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of December 31, 2001, rates on borrowings under the Credit Agreement are generally based on LIBOR and ranged from 4.4 percent to 6.4 percent. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of December 31, 2001. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of December 31, 2001, $50.0 million of borrowings were denominated in U.S. dollars, $9.5 million of borrowings were denominated in British pound sterling and $3.1 million of borrowings were denominated in Euro.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At December 31, 2001, Dura had unsecured overdraft facilities outstanding of $0.7 million which is included in current maturities of long-term debt on the balance sheet. At December 31, 2001, Dura had unsecured overdraft facilities available from banks of approximately $32.8 million.

     In connection with the termination of Dura's 1998 credit facility, Dura wrote-off deferred financing costs of approximately $2.7 million, net of income taxes, during the first quarter of 1999. In addition, Dura wrote-off costs of approximately $2.7 million, net of income taxes, related to the tender of the $75.0 million of Trident outstanding 10 percent Subordinated Notes due 2005 during the second quarter of 1999. These charges are reflected as extraordinary items in the accompanying 1999 statement of operations.

8. SENIOR SUBORDINATED NOTES:

     In April 1999, Dura completed the offering of $300.0 million and Euro 100.0 million of 9 percent senior subordinated notes (Subordinated Notes), due May 2009. The interest on the Subordinated Notes is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million was used for general corporate purposes. In June 2001, Dura completed a similar offering of 9 percent senior subordinated notes due May 2009 with a face amount of $158.5 million. The interest on these notes is also payable semi-annually. Unamortized discount and debt issuance costs were approximately $8.5 million, yielding an imputed interest rate of 10 percent. Net proceeds of approximately $147.1 million

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

were used to reduce the borrowings outstanding under the revolving credit facility. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

9. INCOME TAXES:

     The summary of income before provision for income taxes, equity in losses of affiliates, minority interests, cumulative effect of change in accounting and extraordinary items consisted of the following (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                             -----------------------------
                                                              2001       2000       1999
                                                             -------    -------    -------
Domestic.................................................    $27,662    $53,304    $81,714
Foreign..................................................     (5,424)    22,403     12,462
                                                             -------    -------    -------
     Total...............................................    $22,238    $75,707    $94,176
                                                             =======    =======    =======

     The provision for income taxes consisted of the following (in thousands):

                                                               YEARS ENDED DECEMBER 31,
                                                            ------------------------------
                                                              2001       2000       1999
                                                            --------    -------    -------
Currently payable --
  Domestic..............................................    $    232    $ 2,429    $32,478
  Foreign...............................................     (21,984)    22,373      7,405
                                                            --------    -------    -------
       Total............................................     (21,752)    24,802     39,883
                                                            --------    -------    -------
Deferred --
  Domestic..............................................      (1,145)     7,765     (3,525)
  Foreign...............................................      31,347     (1,996)     1,626
                                                            --------    -------    -------
       Total............................................      30,202      5,769     (1,899)
                                                            --------    -------    -------
       Total............................................    $  8,450    $30,571    $37,984
                                                            ========    =======    =======

     A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows (in thousands):

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2001      2000       1999
                                                              ------    -------    -------
Federal provision at statutory rates......................    $7,783    $26,178    $32,962
Foreign net operating losses not benefited................     9,543      5,544      2,259
Amortization of nondeductible goodwill....................     4,123      3,646      2,921
State taxes, net of federal benefit.......................     1,600        628      1,495
Capital losses not benefited (utilized)...................     1,557     (2,045)        --
Write-off of foreign investments..........................    (9,871)        --         --
Foreign provision in excess of (less than) U.S. tax
  rate....................................................    (2,783)       970      2,089
Extraterritorial income exclusion benefit.................    (2,106)    (2,752)      (953)
Research and development credits..........................    (1,640)    (1,250)    (2,250)
Other, net................................................       244       (348)      (539)
                                                              ------    -------    -------
       Total..............................................    $8,450    $30,571    $37,984
                                                              ======    =======    =======

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of deferred tax assets (liabilities) is as follows (in thousands):

                                                                DECEMBER 31,
                                                            --------------------
                                                              2001        2000
                                                            --------    --------
Depreciation and property basis differences.............    $(54,629)   $(26,936)
Net operating loss carryforwards........................      41,135      24,757
Accrued compensation costs..............................      15,335      17,582
Postretirement benefit obligations......................      14,191       7,093
Loss contracts..........................................       8,431       4,124
Facility closure and consolidation costs................       8,309      19,957
Research and development and other credit
  carryforwards.........................................       6,301         597
Capital loss carryforward...............................       5,678       3,696
Legal and environmental costs...........................       3,984      13,148
Inventory valuation adjustments.........................       2,981       3,461
Bad debt allowance......................................         673       1,370
Other...................................................       6,739       7,860
Valuation allowance.....................................     (18,840)    (10,819)
                                                            --------    --------
                                                            $ 40,288    $ 65,890
                                                            ========    ========

     Net current deferred tax assets of $30.5 million in 2001 and $49.4 million in 2000 are included in other current assets. Net long term deferred tax assets of $9.8 million in 2001 and $16.5 million in 2000 are included in other assets. The valuation allowance has been provided primarily related to the uncertainty regarding the use of certain of Dura's net operating loss and capital loss carryforwards. In 2001 and 2000, the valuation allowance increased by $13.7 million and $6.6 million respectively, to primarily reflect changes in the uncertainties related to specific net operating loss and capital loss carryforwards and was reduced by $5.7 million in 2001 as a result of the utilization of previously valued net operating loss carryforwards. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. As of December 31, 2001, Dura had approximately $124.5 million of net operating loss carryforwards, of which $91.7 million are related to Dura's various foreign operations who's use are subject to the tax laws of such foreign jurisdiction and will be limited by the ability of such foreign entity to generate taxable income. Of the total net operating loss carryforwards, $77.7 million have no expiration and $46.8 million expire in 2006 through 2021. The utilization of Dura's research and development credit carryforwards expire in 2010 through 2021. Dura has been granted tax holidays in certain countries in which it operates. In 2001, Dura recognized a tax benefit of approximately $0.5 million in countries with tax holidays.

10. SEGMENT REPORTING:

     Dura follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Dura is organized in three divisions based on the products that each division offers to vehicle OEM customers. Each division reports their results of operations, submits budgets and makes capital expenditure requests to the chief operating decision-making group. This group consists of the president and chief executive officer, the presidents of the three divisions, the chief financial officer, the vice-presidents of sales and human resources and the director of developing markets. Dura's operating segments have been aggregated into one reportable segment, as Dura believes it meets the aggregation criteria of SFAS No. 131. Dura's divisions, each with a separate management team, are dedicated to providing vehicle components and systems to OEM customers. Each of the divisions demonstrate similar economic performance, mainly driven by vehicle production volumes of the customers for which they service. All of Dura's operations use similar manufacturing techniques and utilize common cost saving tools. These techniques include continuous improvement programs designed to reduce Dura's overall cost base and to enable Dura to better handle OEM volume fluctuations.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents revenues and long-lived assets for each of the geographic areas in which Dura operates (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------
                                   2001                      2000                      1999
                          -----------------------   -----------------------   -----------------------
                                       LONG-LIVED                LONG-LIVED                LONG-LIVED
                           REVENUES      ASSETS      REVENUES      ASSETS      REVENUES      ASSETS
                          ----------   ----------   ----------   ----------   ----------   ----------
North America...........  $1,632,905    $272,300    $1,784,664    $304,594    $1,493,749    $300,391
Europe..................     815,478     232,572       798,471     200,178       679,662     192,862
Other foreign
  countries.............      28,990      11,645        49,949      29,140        26,974       7,641
                          ----------    --------    ----------    --------    ----------    --------
                          $2,477,373    $516,517    $2,633,084    $533,912    $2,200,385    $500,894
                          ==========    ========    ==========    ========    ==========    ========

     Revenues are attributed to geographic locations based on the location of product production.

     The following is a summary composition by product category of Dura's revenues (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        2001          2000          1999
                                                     ----------    ----------    ----------
Driver control systems...........................    $  877,925    $  920,247    $  922,115
Seating control systems..........................       363,471       361,614       134,680
Glass systems....................................       332,976       362,069       296,303
Engineered assemblies............................       290,614       328,677       310,541
Structural door modules..........................       197,770       204,853       197,052
Exterior trim systems............................       172,656       164,094       120,785
Mobile products..................................       131,005       152,514       119,735
Other............................................       110,956       139,016        99,174
                                                     ----------    ----------    ----------
Revenues from external customers.................    $2,477,373    $2,633,084    $2,200,385
                                                     ==========    ==========    ==========

     Dura sells its products directly to OEMs. Customers that accounted for a significant portion of consolidated revenues for each of the three years in the period ended December 31, 2001 were as follows:

                                                                    YEARS ENDED
                                                                    DECEMBER 31,
                                                                --------------------
                                                                2001    2000    1999
                                                                ----    ----    ----
Ford Motor Company..........................................    25%     26%     26%
General Motors..............................................    15%     13%     15%
Lear Corporation............................................    12%     10%      3%
DaimlerChrysler.............................................     9%     10%     11%

     As of December 31, 2001 and 2000, receivables from these customers represented 61 percent and 50 percent of total accounts receivable.

11. EMPLOYEE BENEFIT PLANS:

  Defined Benefit Plans and Post-retirement Benefits:

     Dura sponsors 17 defined benefit plans that cover certain hourly and salary employees in the United States and certain European countries. Dura's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, Dura has nine postretirement medical benefit plans for certain employee groups and has recorded a liability for its estimated obligation under these plans. The tables below are based on a September 30 measurement date.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The change in benefit obligation, plan assets and funded status consisted of the following (in thousands):

                                PENSION PLANS IN     PENSION PLANS IN WHICH
                              WHICH ASSETS EXCEED     ACCUMULATED BENEFITS     POSTRETIREMENT BENEFITS
                              ACCUMULATED BENEFITS        EXCEED ASSETS          OTHER THAN PENSIONS
                              --------------------   -----------------------   -----------------------
                                2001       2000         2001         2000         2001         2000
                              --------   ---------   ----------   ----------   ----------   ----------
Change in Benefit
  Obligation:
  Benefit obligation at
     beginning of year......  $10,679    $ 89,313     $152,216     $ 81,268     $ 23,321     $ 23,183
  Service cost..............      637       3,028        3,493        1,564          470          448
  Interest cost.............      743       4,960        9,461        5,401        1,722        1,633
  Plan participants'
     contributions..........       --         463          437          194           --           --
  Amendments................       52         737        1,749           --         (276)          --
  Actuarial (gain) loss.....     (149)     (3,292)      17,939       (6,828)       1,243         (223)
  Acquisitions..............       --          --           --           --           --          791
  Benefits paid.............     (775)     (6,125)     (11,188)      (4,384)      (2,987)      (2,470)
  Exchange rate changes.....     (428)     (5,555)      (2,790)       2,151         (184)         (41)
                              -------    --------     --------     --------     --------     --------
  Benefit obligation at end
     of year................  $10,759    $ 83,529     $171,317     $ 79,366     $ 23,309     $ 23,321
                              =======    ========     ========     ========     ========     ========
Change in Plan Assets:
  Fair value of plan assets
     at beginning of year...  $11,936    $117,709     $155,197     $ 61,250     $     --     $     --
  Actual return on plan
     assets.................      423         619       (4,687)      (3,434)          --           --
  Acquisitions..............       --          --           --        2,870           --           --
  Employer contributions....      763       2,480        4,540        3,652        2,871        2,448
  Plan participants'
     contributions..........       --         463          437           --           --           --
  Benefits paid.............     (775)     (6,125)     (10,801)      (3,874)      (2,871)      (2,448)
  Exchange rate changes.....     (476)     (7,669)      (2,800)        (808)          --           --
                              -------    --------     --------     --------     --------     --------
  Fair value of plan assets
     at end of year.........  $11,871    $107,477     $141,886     $ 59,656     $     --     $     --
                              =======    ========     ========     ========     ========     ========
Change in Funded Status:
  Funded status.............  $ 1,112    $ 23,948     $(29,431)    $(19,710)    $(23,309)    $(23,321)
  Unrecognized actuarial
     (gain) loss............      328      (2,098)      41,240        4,896          (15)      (1,255)
  Unrecognized prior service
     cost...................      817         867        1,507            5          (57)         (64)
  Adjustment to recognize
     minimum liability......       --       3,897      (10,682)      (4,065)          --           --
                              -------    --------     --------     --------     --------     --------
  Prepaid/(Accrued) benefit
     cost...................  $ 2,257    $ 26,614     $  2,634     $(18,874)    $(23,381)    $(24,640)
                              =======    ========     ========     ========     ========     ========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following weighted-average assumptions were used to account for the plans:

                                                                     POST-RETIREMENT BENEFITS
                                             PENSION BENEFITS          OTHER THAN PENSIONS
                                         ------------------------    ------------------------
                                            2001          2000          2001          2000
                                         ----------    ----------    ----------    ----------
Discount rate........................    5.00-7.50%    5.50-7.50%    7.00-7.50%    6.75-7.50%
Expected return on plan assets.......    5.00-8.00%    7.50-8.00%           N/A           N/A
Rate of compensation increase........    2.50-4.00%    2.50-4.00%           N/A           N/A

     For measurement purposes, a 4.00 percent-5.75 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to remain constant thereafter.

     The components of net periodic benefit costs are as follows (in thousands):

                                                                      POST-RETIREMENT BENEFITS
                                   PENSION BENEFITS YEARS ENDED      OTHER THAN PENSIONS YEARS
                                           DECEMBER 31,                  ENDED DECEMBER 31,
                                 --------------------------------    --------------------------
                                   2001        2000        1999       2001      2000      1999
                                 --------    --------    --------    ------    ------    ------
Service cost...................  $  4,130    $  4,592    $  5,724    $  470    $  451    $  780
Interest cost..................    10,204      10,362       7,926     1,722     1,654     1,872
Expected return on plan
  assets.......................   (12,109)    (13,299)    (10,763)       --        --        --
Amendments/curtailments........       267           2        (470)     (276)       --        --
Amortization of prior service
  cost.........................      (645)       (675)       (319)       (7)      (46)       (8)
Recognized actuarial (gain)
  loss.........................        (9)          5         644        --        --        25
                                 --------    --------    --------    ------    ------    ------
Net periodic benefit cost......  $  1,838    $    987    $  2,742    $1,909    $2,059    $2,669
                                 ========    ========    ========    ======    ======    ======

     Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                     ONE PERCENTAGE-POINT    ONE PERCENTAGE-POINT
                                                           INCREASE                DECREASE
                                                     --------------------    --------------------
Effect on total of service and interest cost
  components.....................................           $  196                 $  (172)
Effect on the post-retirement benefit
  obligation.....................................           $1,848                 $(1,744)

  Retirement Savings Plans:

     Dura sponsors various employee retirement savings plans that allow qualified employees to provide for their retirement on a tax-deferred basis. In accordance with the terms of the retirement savings plans, Dura is required to match certain of the participants' contributions and/or provide employer contributions based on Dura's performance and other factors. Dura amended certain of these plans during 2001 to suspend the required matching of certain participant contributions. Dura's contributions totaled $5.8 million, $9.5 million and $4.7 million during fiscal 2001, 2000 and 1999.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. COMMITMENTS AND CONTINGENCIES:

  Leases:

     Dura leases office and manufacturing space and certain equipment under operating lease agreements which require it to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. Future annual rental commitments at December 31, 2001 under these operating leases are as follows (in thousands):

YEAR                                                   AMOUNT
----                                                   -------
2002...............................................    $17,248
2003...............................................     14,804
2004...............................................     12,494
2005...............................................      8,221
2006...............................................      4,813
Thereafter.........................................     29,079

Litigation:

     Dura is subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. In the event of a product recall by an original equipment manufacturer, it is possible that the manufacturer will seek reimbursement of the costs to repair from Dura. Dura maintains insurance to cover certain of these claims. Dura has established reserves for issues that are probable and estimatable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to Dura's business will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of Dura; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

13. RELATED PARTY TRANSACTIONS:

     Dura incurred fees to Hidden Creek Industries (HCI), an affiliate of Dura, of approximately $1.6 million in 2001 in connection with the amendment to the Credit Agreement, the offering of the Subordinated Notes, the divestitures of Australia, Thixotech and Plastic Products businesses and other business development services. In 2000 Dura paid fees to HCI of $2.1 million in connection with the Meritor acquisition and other business development services. In 1999 Dura paid fees to HCI of $9.5 million in connection with the acquisitions of Excel and Adwest, the offering of the Subordinated Notes, the tender of the Trident notes and the amended Credit Agreement. (See Note 3 for discussion of acquisitions and Note 4 for discussion of divestitures).

     In addition to the transaction discussed in Note 4, during 2001, Dura loaned approximately $1.2 million pursuant to a promissory note to Automotive Aviation Partners, LLC, (AAP LLC) of which Dura's chairman of the board of directors is a partner and majority shareholder. Dura is the sole other shareholder in AAP LLC. The promissory note bears interest at the commercial prime lending rate with principal and interest due at maturity in October 2002. Dura's chairman of the board of directors has guaranteed 75% of the promissory note. This loan is included in accounts receivable in the accompanying 2001 consolidated balance sheet of Dura.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a condensed summary of actual quarterly results of operations for 2001 and 2000 (in thousands, except per share amounts):

                                                                     NET           BASIC             DILUTED
                                           GROSS      OPERATING    INCOME     EARNINGS (LOSS)    EARNINGS (LOSS)
                              REVENUES     PROFIT      INCOME      (LOSS)        PER SHARE          PER SHARE
                              --------    --------    ---------    -------    ---------------    ---------------
2001:
  First...................    $661,853    $ 91,907     $44,646     $ 9,218        $ 0.52             $ 0.52
  Second..................     666,321      89,011      46,217      12,866          0.72               0.70
  Third...................     568,890      68,167      20,155      (3,386)        (0.19)             (0.19)
  Fourth..................     580,309      64,964      12,037      (7,479)        (0.42)             (0.42)
2000:
  First...................    $682,769    $109,115     $58,156     $16,460        $ 0.94             $ 0.90
  Second..................     707,690     114,427      47,750      11,520          0.66               0.64
  Third...................     587,081      93,631      45,411      10,255          0.59               0.58
  Fourth..................     655,544      79,367      36,823       3,542          0.20               0.20

     The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock method.

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

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                         DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001

                                         DURA                     NON-
                                      OPERATING    GUARANTOR   GUARANTOR
                                        CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                      ----------   ---------   ----------   ------------   ------------
                                                           (AMOUNTS IN THOUSANDS)
                                                ASSETS
Current assets:
  Cash and cash equivalents.........  $   10,693   $  1,857    $   19,739            --     $   32,289
  Accounts receivable, net..........     113,655     25,205       154,616            --        293,476
  Inventories.......................      34,425     17,591        64,492            --        116,508
  Other current assets..............      47,909      1,249        77,209            --        126,367
  Due from affiliates...............     149,969     63,358         2,241   $  (215,568)            --
                                      ----------   --------    ----------   -----------     ----------
     Total current assets...........     356,651    109,260       318,297      (215,568)       568,640
                                      ----------   --------    ----------   -----------     ----------
Property, plant and equipment,
  net...............................     184,461     48,554       283,502            --        516,517
Investment in subsidiaries..........     648,053      3,489        66,926      (718,468)            --
Notes receivable from affiliates....     278,213    146,409        70,711      (495,333)            --
Goodwill, net.......................     429,663     82,769       450,035            --        962,467
Other assets, net...................      47,989        510        25,481            --         73,980
                                      ----------   --------    ----------   -----------     ----------
                                      $1,945,030   $390,991    $1,214,952   $(1,429,369)    $2,121,604
                                      ==========   ========    ==========   ===========     ==========
                               LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable..................  $  105,430   $ 17,655    $  126,739   $        --     $  249,824
  Accrued liabilities...............      71,248     12,522        93,557            --        177,327
  Current maturities of long-term
     debt...........................      42,122         50        18,675            --         60,847
  Due to affiliates.................      65,760     33,999       115,809      (215,568)            --
                                      ----------   --------    ----------   -----------     ----------
     Total current liabilities......     284,560     64,226       354,780      (215,568)       487,998
                                      ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
  maturities........................     422,650         56        53,173            --        475,879
Subordinated notes..................     539,700         --            --            --        539,700
Other noncurrent liabilities........      61,117     12,606        46,657            --        120,380
Notes payable to affiliates.........      84,625     23,851       386,857      (495,333)            --
                                      ----------   --------    ----------   -----------     ----------
     Total liabilities..............   1,392,652    100,739       841,467      (710,901)     1,623,957
                                      ----------   --------    ----------   -----------     ----------
Mandatorily redeemable convertible
  trust preferred securities........      55,250         --            --            --         55,250
Stockholders' investment............     497,128    290,252       373,485      (718,468)       442,397
                                      ----------   --------    ----------   -----------     ----------
                                      $1,945,030   $390,991    $1,214,952   $(1,429,369)    $2,121,604
                                      ==========   ========    ==========   ===========     ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DEC. 31, 2001

                                           DURA                       NON-
                                        OPERATING     GUARANTOR    GUARANTOR
                                          CORP.       COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                        ----------    ---------    ----------    ------------    ------------
                                                               (AMOUNTS IN THOUSANDS)
Revenues............................    $1,152,909    $297,460     $1,080,550      $(53,546)      $2,477,373
Cost of sales.......................       987,510     246,660        982,700       (53,546)       2,163,324
                                        ----------    --------     ----------      --------       ----------
     Gross profit...................       165,399      50,800         97,850            --          314,049
Selling, general and administrative
  expenses..........................        73,487      14,003         52,069            --          139,559
Facility consolidation, product
  recall and other charges..........        22,658       1,680             48            --           24,386
Amortization expense................        12,902       2,461         11,686            --           27,049
                                        ----------    --------     ----------      --------       ----------
     Operating income...............        56,352      32,656         34,047            --          123,055
Interest expense, net...............        60,696         597         39,524            --          100,817
                                        ----------    --------     ----------      --------       ----------
  Income before provision for income
     taxes, equity in (earnings) of
     affiliates and minority
     interest.......................        (4,344)     32,059         (5,477)           --           22,238
                                        ----------    --------     ----------      --------       ----------
Provision for income taxes..........         2,879       4,494          1,077            --            8,450
Equity in losses of affiliates,
  net...............................        (5,713)         --         (5,249)       10,962               --
Minority interest-dividends on trust
  preferred securities, net.........         2,569          --             --            --            2,569
Dividends (to)/from affiliates......       (15,298)         --             --        15,298               --
                                        ----------    --------     ----------      --------       ----------
     Net income (loss)..............    $   11,219    $ 27,565     $   (1,305)     $(26,260)      $   11,219
                                        ==========    ========     ==========      ========       ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DEC. 31, 2001

                                            DURA                      NON-
                                          OPERATING    GUARANTOR    GUARANTOR
                                            CORP.      COMPANIES    COMPANIES    ELIMINATIONS    CONSOLIDATED
                                          ---------    ---------    ---------    ------------    ------------
                                                                (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).....................  $  11,219    $ 27,565     $ (1,305)      $(26,260)      $  11,219
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization......     39,504       9,868       45,207             --          94,579
     Deferred income tax provision......     (3,901)     14,573       19,530             --          30,202
     Equity in losses of affiliates and
       minority interest................     (5,713)         --       (5,249)        10,962              --
     Changes in other operating items...     60,895      25,240      (10,015)            --          76,120
                                          ---------    --------     --------       --------       ---------
       Net cash provided by (used in)
          operating activities..........    102,004      77,246       48,168        (15,298)        212,120
                                          ---------    --------     --------       --------       ---------
INVESTING ACTIVITIES:
  Capital expenditures, net.............    (13,590)     (4,657)     (53,532)            --         (71,779)
  Acquisitions, net.....................         --          --           --             --              --
                                          ---------    --------     --------       --------       ---------
       Net cash used in investing
          activities....................    (13,590)     (4,657)     (53,532)            --         (71,779)
                                          ---------    --------     --------       --------       ---------
FINANCING ACTIVITIES:
  Short-term borrowings, net............      6,691          50      (17,440)            --         (10,699)
  Long-term borrowings, net.............   (245,464)         56      (22,776)            --        (268,184)
  Debt financing (to)/from affiliates...        977     (56,600)      55,623             --              --
  Purchase of treasury shares and other,
     net................................       (386)         --           --             --            (386)
  Proceeds from issuance of subordinated
     notes, net.........................    147,100          --           --             --         147,100
  Proceeds from stock offering and
     exercise of stock options, net.....        838          --           --             --             838
  Debt issue costs......................     (4,006)         --           --             --          (4,006)
  Dividends paid........................         --     (15,298)          --         15,298              --
                                          ---------    --------     --------       --------       ---------
       Net cash provided by (used for)
          financing activities..........    (94,250)    (71,792)      15,407         15,298        (135,337)
                                          ---------    --------     --------       --------       ---------
EFFECT OF EXCHANGE RATES ON CASH........     (1,625)         --       (1,528)            --          (3,153)
                                          ---------    --------     --------       --------       ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS...........................     (7,461)        797        8,515             --           1,851
CASH AND CASH EQUIVALENTS:
  Beginning of period...................     18,154       1,060       11,224             --          30,438
                                          ---------    --------     --------       --------       ---------
  End of period.........................  $  10,693    $  1,857     $ 19,739       $     --       $  32,289
                                          =========    ========     ========       ========       =========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                         DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2000

                                           DURA                     NON-
                                        OPERATING    GUARANTOR   GUARANTOR
                                          CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                        ----------   ---------   ----------   ------------   ------------
                                                             (AMOUNTS IN THOUSANDS)
                                                 ASSETS
Current assets:
  Cash and cash equivalents..........   $   18,154   $  1,060    $   11,224   $        --     $   30,438
  Accounts receivable, net...........      138,628     33,600       195,277            --        367,505
  Inventories........................       50,140     20,218        78,561            --        148,919
  Other current assets...............       74,444     15,112        80,527            --        170,083
  Due from affiliates................      127,166     61,800        32,979      (221,945)            --
                                        ----------   --------    ----------   -----------     ----------
     Total current assets............      408,532    131,790       398,568      (221,945)       716,945
                                        ----------   --------    ----------   -----------     ----------
Property, plant and equipment, net...      200,289     52,448       281,175            --        533,912
Investment in subsidiaries...........      583,799     27,000        50,396      (661,195)            --
Notes receivable from affiliates.....      354,502    115,189        72,187      (541,878)            --
Goodwill, net........................      419,260    116,958       491,895            --      1,028,113
Other assets, net....................       31,772     11,554        34,751            --         78,077
                                        ----------   --------    ----------   -----------     ----------
                                        $1,998,154   $454,939    $1,328,972   $(1,425,018)    $2,357,047
                                        ==========   ========    ==========   ===========     ==========

                                LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable...................   $   97,211   $ 14,892    $  146,792   $        --     $  258,895
  Accrued liabilities................       83,618     16,074       125,340            --        225,032
  Current maturities of long-term
     debt............................       36,091         --        27,922            --         64,013
  Due to affiliates..................       80,036     28,816       113,093      (221,945)            --
                                        ----------   --------    ----------   -----------     ----------
     Total current liabilities.......      296,956     59,782       413,147      (221,945)       547,940
                                        ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
  maturities.........................      676,840         --        90,121            --        766,961
Subordinated notes...................      394,240         --            --            --        394,240
Other noncurrent liabilities.........       51,314     31,485        56,463            --        139,262
Notes payable to affiliates..........       35,328     64,978       441,572      (541,878)            --
                                        ----------   --------    ----------   -----------     ----------
     Total liabilities...............    1,454,678    156,245     1,001,303      (763,823)     1,848,403
                                        ----------   --------    ----------   -----------     ----------
Mandatorily redeemable convertible
  trust preferred securities.........       55,250         --            --            --         55,250
Stockholders' investment:............      490,192    298,694       362,501      (661,195)       490,192
  Accumulated other comprehensive
     loss............................       (1,966)        --       (34,832)           --        (36,798)
                                        ----------   --------    ----------   -----------     ----------
                                        $1,998,154   $454,939    $1,328,972   $(1,425,018)    $2,357,047
                                        ==========   ========    ==========   ===========     ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                         DURA AUTOMOTIVE SYSTEMS, INC.
    CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DEC. 31, 2000

                                           DURA                       NON-
                                        OPERATING     GUARANTOR    GUARANTOR
                                          CORP.       COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                        ----------    ---------    ----------    ------------    ------------
                                                               (AMOUNTS IN THOUSANDS)
Revenues............................    $1,227,089    $390,912     $1,069,868      $(54,785)      $2,633,084
Cost of sales.......................     1,068,520     312,334        910,475       (54,785)       2,236,544
                                        ----------    --------     ----------      --------       ----------
     Gross profit...................       158,569      78,578        159,393            --          396,540
Selling, general and administrative
  expenses..........................        76,589      18,329         70,606            --          165,524
Facility consolidation, product
  recall and other charges..........        19,483       1,379         (5,501)           --           15,361
Amortization expense................        11,401       3,631         12,483            --           27,515
                                        ----------    --------     ----------      --------       ----------
     Operating income...............        51,096      55,239         81,805            --          188,140
Interest expense, net...............        60,904       2,730         48,799            --          112,433
                                        ----------    --------     ----------      --------       ----------
     Income before provision for
       income taxes, equity in
       (earnings) of affiliates and
       minority interest............        (9,808)     52,509         33,006            --           75,707
                                        ----------    --------     ----------      --------       ----------
Provision for income taxes..........            (5)     10,199         20,377            --           30,571
Minority interests and equity in
  (earnings) of affiliates, net.....       (54,025)         --         (6,687)       61,626              914
Minority interest -- dividends on
  trust preferred securities, net...         2,445          --             --            --            2,445
Dividends (to)/from affiliates......            --      (2,783)        (2,784)        5,567               --
                                        ----------    --------     ----------      --------       ----------
     Net income (loss)..............    $   41,777    $ 45,093     $   22,100      $(67,193)      $   41,777
                                        ==========    ========     ==========      ========       ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                         DURA AUTOMOTIVE SYSTEMS, INC.
    CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DEC. 31, 2000

                                              DURA                      NON-
                                            OPERATING    GUARANTOR    GUARANTOR
                                              CORP.      COMPANIES    COMPANIES    ELIMINATIONS    CONSOLIDATED
                                            ---------    ---------    ---------    ------------    ------------
                                                                  (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income (loss).....................    $ 41,777     $ 45,093     $ 22,100       $(67,193)      $  41,777
  Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
     Depreciation and amortization......      35,060       10,193       40,250             --          85,503
     Deferred income tax provision......      13,874       (5,974)      (2,131)            --           5,769
     Equity in losses of affiliates and
       minority interest................     (54,025)          --       (6,687)        61,626             914
     Changes in other operating items...     (19,467)      26,306      (23,243)            --         (16,404)
                                            --------     --------     --------       --------       ---------
       Net cash provided by (used in)
          operating activities..........      17,219       75,618       30,289         (5,567)        117,559
                                            --------     --------     --------       --------       ---------
INVESTING ACTIVITIES:
  Capital expenditures, net.............     (38,461)     (10,170)     (61,501)            --        (110,132)
  Acquisitions, net.....................          --       (9,147)      (9,963)            --         (19,110)
                                            --------     --------     --------       --------       ---------
       Net cash used in investing
          activities....................     (38,461)     (19,317)     (71,464)            --        (129,242)
                                            --------     --------     --------       --------       ---------
FINANCING ACTIVITIES:
  Short-term borrowings, net............      19,476         (335)      (4,623)            --          14,518
  Long-term borrowings, net.............      26,147          (79)     (20,874)            --           5,194
  Debt financing (to)/from affiliates...       2,589      (51,758)      49,169             --              --
  Purchase of treasury shares and other,
     net................................      (1,723)          --           --             --          (1,723)
  Proceeds from stock offering and
     exercise of stock options, net.....         928           --           --             --             928
  Dividends paid........................          --       (2,783)      (2,784)         5,567              --
                                            --------     --------     --------       --------       ---------
       Net cash provided by (used for)
          financing activities..........      47,417      (54,955)      20,888          5,567          18,917
                                            --------     --------     --------       --------       ---------
EFFECT OF EXCHANGE RATES ON CASH........      (9,288)          --        8,795             --            (493)
                                            --------     --------     --------       --------       ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS...........................      16,887        1,346      (11,492)            --           6,741
CASH AND CASH EQUIVALENTS:
  Beginning of period...................       1,267         (286)      22,716             --          23,697
                                            --------     --------     --------       --------       ---------
  End of period.........................    $ 18,154     $  1,060     $ 11,224       $     --       $  30,438
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

Minneapolis, Minnesota,
January 23, 2002

                         DURA AUTOMOTIVE SYSTEMS, INC.
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

ADDITIONAL PURCHASE LIABILITIES RECORDED IN CONJUNCTION WITH ACQUISITIONS:

     The transactions in the purchase liabilities recorded in conjunction with acquisitions for the years ending December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                            2001        2000        1999
                                                          --------    --------    --------
Balance, beginning of the year........................    $ 48,168    $ 82,120    $ 81,209
  Provisions..........................................         110       3,107      39,827
  Reversals...........................................      (6,542)     (8,898)         --
  Utilizations........................................     (12,511)    (28,161)    (38,916)
                                                          --------    --------    --------
  Balance, end of the year............................    $ 29,225    $ 48,168    $ 82,120
                                                          ========    ========    ========

FACILITY CONSOLIDATION CHARGE:

     The transactions in the facility consolidation reserve accounts for the year ending December 31, 2001, 2000 and 1999 were as follows (in thousands):

                                                              2001       2000       1999
                                                             -------    -------    -------
Balance, beginning of the year...........................    $ 4,425    $12,501         --
  Provisions.............................................      4,393      6,840    $14,639
  Reversals..............................................       (512)    (8,201)        --
  Utilizations...........................................     (6,338)    (6,715)    (2,138)
                                                             -------    -------    -------
  Balance, end of the year...............................    $ 1,968    $ 4,425    $12,501
                                                             =======    =======    =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in Dura's 2002 Proxy Statement.

B. EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to Dura's executive officers as of March 1, 2002:

NAME                                     AGE                 POSITION(S)
----                                     ---                 -----------
S.A. Johnson...........................  61    Chairman and Director
Karl F. Storrie........................  64    President, Chief Executive Officer and
                                                 Director
David R. Bovee.........................  52    Vice President, Chief Financial Officer
                                                 and Assistant Secretary
John J. Knappenberger..................  55    Vice President
Milton D. Kniss........................  54    Vice President and President -- Cockpit
                                                 Systems Division
Robert A. Pickering....................  59    Vice President and President -- Atwood
                                                 Mobile Products Division
Scott D. Rued..........................  45    Vice President
Jurgen von Heyden......................  54    Vice President and President -- Body &
                                                 Glass Division

     S.A. Johnson has served as Chairman and a Director of Dura since November 1990. Mr. Johnson is the founder and Chairman of Hidden Creek Industries ("Hidden Creek"), a private industrial management company based in Minneapolis, Minnesota, which has provided certain management and other services to Dura. Mr. Johnson is also the President of J2R Corporation ("J2R"). Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. From 1981 to 1985, Mr. Johnson was President and Chief Executive Officer of Onan Corp., a diversified manufacturer of electrical generating equipment and engines for commercial, defense and industrial markets. Mr. Johnson served as Chairman and a director of Automotive Industries Holding, Inc., a supplier of interior trim components to the automotive industry, from May 1990 to August 1995. Mr. Johnson is also Chairman and a director of Tower Automotive, Inc., a manufacturer of engineered metal stampings and assemblies for the automotive industry.

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

     Milton D. Kniss has served as Vice President of Operations of Dura since January 1994 and President of the Control Systems Division since October 2000. From April 1991 until January 1994, Mr. Kniss served as Director of Michigan Operations for Dura. Mr. Kniss joined the predecessor in 1981 as a Divisional Purchasing Manager, served as Plant Manager of East Jordan, Michigan from 1982 until 1986, and Plant Manager of Gordonsville, Tennessee until 1991.

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

     Scott D. Rued has served as Vice President of Dura since November 1990. Mr. Rued, a stockholder of J2R, has also served as Chief Executive Officer of Hidden Creek since January 2001. From January 1994 through December of 2000 Mr. Rued served as Executive Vice President and Chief Financial Officer of Hidden Creek and from June 1989 through 1993 he served as Vice President -- Finance and Corporate Development. Mr. Rued has served as Vice President, Corporate Development and a director of Tower Automotive, Inc. since April 1993. Mr. Rued served as Vice President, Chief Financial Officer and a director of Automotive Industries Holding, Inc. from April 1990 to 1995. Mr. Rued is also a director of The Rottlund Company, Inc., a corporation engaged in the development and sale of residential real estate.

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

C. SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in Dura's 2002 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in Dura's 2002 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference to the section labeled "Ownership of Dura Common Stock" which appears in Dura's 2002 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in Dura's 2002 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

          (1) Financial Statements:

           - Report of Independent Public Accountants

           - Consolidated Balance Sheets as of December 31, 2001 and 2000

           - Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999

           - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2001, 2000 and 1999

           - Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

           - Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules:

             - Financial Statement Schedule II--Valuation and Qualifying
               Accounts

          (3) Exhibits: See "Exhibit Index" beginning on page 66.

     (B) REPORTS ON FORM 8-K

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

Date: March 12, 2002

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

                 /s/ S.A. JOHNSON                    Chairman and Director              March 12, 2002
---------------------------------------------------
                   S.A. Johnson

                /s/ KARL F. STORRIE                  President, Chief Executive         March 12, 2002
---------------------------------------------------    Officer (Principal Executive
                  Karl F. Storrie                      Officer) and Director

            /s/ ROBERT E. BROOKER, JR.               Director                           March 12, 2002
---------------------------------------------------
              Robert E. Brooker, Jr.

                /s/ JACK K. EDWARDS                  Director                           March 12, 2002
---------------------------------------------------
                  Jack K. Edwards

          /s/ JAMES O. FUTTERKNECHT, JR.             Director                           March 12, 2002
---------------------------------------------------
               James O. Futterknecht

               /s/ J. RICHARD JONES                  Director                           March 12, 2002
---------------------------------------------------
                 J. Richard Jones

                 /s/ ERIC J. ROSEN                   Director                           March 12, 2002
---------------------------------------------------
                   Eric J. Rosen

             /s/ RALPH R. WHITNEY, JR.               Director                           March 12, 2002
---------------------------------------------------
                 Ralph R. Whitney

                /s/ DAVID R. BOVEE                   Vice President and Chief           March 12, 2002
---------------------------------------------------    Financial Officer (Principal
                  David R. Bovee                       Accounting Officer)

                         DURA AUTOMOTIVE SYSTEMS, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                              PAGE NUMBER IN
                                                                                SEQUENTIAL
                                                                                 NUMBERING
                                                                             OF ALL FORM 10-K
 EXHIBIT                                                                     AND EXHIBIT PAGES
---------                                                                    -----------------
3.1          Restated Certificate of Incorporation of Dura Automotive            *
             Systems, Inc., incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-4 (Registration No.
             333-81213) (the "S-4").
3.2          Amended and Restated By-laws of Dura Automotive Systems,            *
             Inc., incorporated by reference to exhibit 3.2 of the
             Registration Statement on Form S-1 (Registration No.
             333-06601) (the "S-1").
4.1          Amended and Restated Stockholders Agreement, dated as of            *
             August 13, 1996, by and among Dura, Onex U.S. Investments,
             Inc., J2R, Alkin, the HCI Stockholders (as defined therein)
             and the Management Stockholders (as defined therein),
             incorporated by reference to Exhibit 10.30 of the S-1.
4.2          Amendment No. 1 to Amended and Restated Stockholders                *
             Agreement, dated as of August 13, 1996, by and between Dura,
             Onex DHC LLC, J2R, Alkin and the HCI Stockholders and the
             Management Stockholders, incorporated by reference to
             Exhibit 4.1 of the Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1997.
4.3          Registration Agreement, dated as of August 31, 1994, among          *
             Dura, Alkin and the MC Stockholders (as defined therein),
             incorporated by reference to Exhibit 4.3 of the S-1.
4.4          Amendment to Registration Agreement, dated May 17, 1995, by         *
             and between Dura, the MC Stockholders (as defined therein)
             and Alkin, incorporated by reference to Exhibit 4.4 of the
             S-1.
4.5          Amended and Restated Investor Stockholder Agreement, dated          *
             as of August 13, 1996, by and among Dura, Onex, U.S.
             Investments, Inc., J2R and certain other stockholders party thereto, incorporated by reference to Exhibit 10.31 of the
             S-1.
4.6          Form of certificate representing Class A common stock of            *
             Dura, incorporated by reference to Exhibit 4.6 of the S-1.
4.7          Indenture, dated April 22, 1999, between Dura Operating             *
             Corp., Dura Automotive Systems, Inc., the Subsidiary
             Guarantors and U.S. Bank Trust National Association, as
             trustee, relating to the 9% senior subordinated notes
             denominated in U.S. dollars, incorporated by reference to
             Exhibit 4.7 of the S-4.
4.8          Indenture, dated April 22, 1999, between Dura Operating             *
             Corp., Dura Automotive Systems, Inc., the Subsidiary
             Guarantors and U.S. Bank Trust National Association, as
             trustee, relating to the 9% senior subordinated notes
             denominated in Euros, incorporated by reference to Exhibit
             4.8 of the S-4.
4.9          Certificate of Trust of Dura Automotive Systems Capital             *
             Trust, incorporated by reference to Exhibit 4.8 of the
             Registrant's Form S-3, Registration No. 333-47273 filed
             under the Securities Act of 1933 (the "Form S-3").

                                                                              PAGE NUMBER IN
                                                                                SEQUENTIAL
                                                                                 NUMBERING
                                                                             OF ALL FORM 10-K
 EXHIBIT                                                                     AND EXHIBIT PAGES
---------                                                                    -----------------
4.10         Form of Amended and Restated Trust Agreement of Dura                *
             Automotive Systems Capital Trust among Dura Automotive
             Systems, Inc., as Sponsor, The First National Bank of
             Chicago, as Property Trustee, First Chicago Delaware, Inc.,
             as Delaware Trustee and the Administrative Trustees named
             therein, incorporated by reference to Exhibit 4.9 of the
             Form S-3.
4.11         Form of Junior Convertible Subordinated Indenture between           *
             Dura Automotive Systems, Inc. and The First National Bank of
             Chicago, as Indenture Trustee, incorporated by reference to
             Exhibit 4.10 of the Form S-3.
4.12         Form of Preferred Security, incorporated by reference to            *
             Exhibit 4.11 of the Form S-3.
4.13         Form of Debenture, incorporated by reference to Exhibit 4.12        *
             of the Form S-3.
4.14         Form of Guarantee Agreement between Dura Automotive Systems,        *
             Inc., as Guarantor, and The First National Bank of Chicago,
             as Guarantee Trustee with respect to the Preferred
             Securities of Dura Automotive Systems Capital Trust,
             incorporated by reference to Exhibit 4.13 of the Form S-3.
4.15         Indenture, dated June 22, 2001, between Dura Operating              *
             Corp., Dura Automotive Systems, Inc., the Subsidiary
             Guarantors and U.S. Bank Trust National Association, as
             trustee, relating to the Series C and Series D, 9% senior
             subordinated notes denominated in U.S. Dollars, incorporated by reference to Exhibit 4.7 of the S-4.
10.1         Amended and Restated Credit Agreement, dated as of March 19,        *
             1999, among Dura Automotive Systems, Inc., as Parent
             Guarantor, Dura Operating Corp., Dura Automotive Systems
             (Europe) GmbH, Dura Asia-Pacific Pty Limited ACN 004884539
             and Dura Automotive Systems (Canada), Ltd., as Dura
             Borrowers, Trident Automotive plc, Dura Automotive Systems
             Limited, Spicebright Limited, Dura Automotive Systems Cable
             Operating Inc., Dura Automotive Systems Cable Operations
             Canada, Inc. and Moblan Investments B.V., as Trident
             Borrowers, Dura Automotive Acquisition Limited, as the
             initial Adwest Borrower, Bank of America National Trust and
             Savings Association, as Agent, BA Australia Limited, as
             Australian Lender, Bank of America Canada, as Canadian
             Lender, Bank of America National Trust and Savings
             Association, as Swing Line Lender and Issuing Lender, and
             the other financial institutions party thereto, NationsBanc
             Montgomery Securities LLC, as Lead Arranger and Book
             Manager, incorporated by reference to Exhibit 10.1 of the
             Company's Quarterly Report on Form 10-Q for the quarterly
             period ended March 31, 1999.
10.2**       1996 Key Employee Stock Option Plan, incorporated by                *
             reference to Exhibit 10.27 of the S-1.
10.3**       Independent Director Stock Option Plan, incorporated by             *
             reference to Exhibit 10.28 of the S-1.
10.4**       Employee Stock Discount Purchase Plan, incorporated by              *
             reference to Exhibit 10.29 of the S-1.

                                                                              PAGE NUMBER IN
                                                                                SEQUENTIAL
                                                                                 NUMBERING
                                                                             OF ALL FORM 10-K
 EXHIBIT                                                                     AND EXHIBIT PAGES
---------                                                                    -----------------
10.5         Stock Purchase Agreement, dated August 1, 1997, by and among        *
             Dura Shifter Holding Corp. and the various selling
             shareholders, incorporated by reference to Exhibit 2.1 of
             the Registrant's Form 8-K dated September 12, 1997.
10.6         Joint Venture Agreement by and among Orscheln Co., MC               *
             Holding Corp., Onex U.S. Investments, Inc., J2R Corporation
             and Dura Automotive Holding, Inc., dated as of August 31,
             1994, incorporated by reference to Exhibit 10.1 of the S-1.
10.7         Stock Purchase Agreement, dated April 8, 1998, by and among         *
             Dura Automotive Systems (UK) Limited and the various selling shareholders listed on the various signature pages thereto, incorporated by reference to Exhibit 2.1 of Dura's Amendment
             No. 1 to Form 8-K/A dated April 30, 1998.
10.8         Stock Purchase Agreement, dated April 8, 1998, by and among         *
             Dura Automotive Systems (UK) Limited and Mervyn Edgar
             (including a schedule identifying Stock Purchase Agreements executed by D. Michael Dodge, Geoff Hill, Thomas Humann, Dan
             Robosto, Frances Sarrazin and Lothar Singe), incorporated by reference to Exhibit 2.2 of Dura's Amendment No. 1 to Form
             8-K/A dated April 30, 1998.
10.9**       Stock Option Agreement, dated as of August 31, 1994, between        *
             Dura Automotive Systems, Inc., and Alkin incorporated by
             reference to Exhibit 10.4 of the S-1.
10.10**      Promissory Note, dated December 31, 1991, of Karl F. Storrie        *
             in favor of Dura Automotive Systems, Inc., incorporated by reference to Exhibit 10.17 of the S-1.
10.11**      1998 Stock Incentive Plan, as amended.                              *
10.12        Agreement and Plan of Merger, dated as of January 19, 1999,         *
             among Dura Automotive Systems, Inc., Excel Industries, Inc.
             and Windows Acquisition Corporation, incorporated by
             reference to Exhibit 2.1 to Dura's Current Report on Form
             8-K, dated January 22, 1999.
10.13        Amendment to Agreement and Plan of Merger, dated as of March        *
             9, 1999, by and among Dura Automotive Systems, Inc., Dura
             Operating Corp., Excel Industries, Inc. and Windows
             Acquisition Corporation incorporated by reference to the
             additional definitive proxy materials filed with the SEC on
             March 11, 1999.
10.14**      Deferred Income Leadership Stock Purchase Plan, incorporated        *
             by reference to Appendix A of the 2000 Proxy Statement filed with the SEC on May 25, 2000.
10.15**      Director Deferred Stock Purchase Plan, incorporated by              *
             reference to Appendix B of the 2000 Proxy Statement filed
             with the SEC on May 25, 2000.

                                                                              PAGE NUMBER IN
                                                                                SEQUENTIAL
                                                                                 NUMBERING
                                                                             OF ALL FORM 10-K
 EXHIBIT                                                                     AND EXHIBIT PAGES
---------                                                                    -----------------
10.16        Amended and Restated Credit Agreement, dated as of May 10,          *
             2001, among Dura Automotive Systems, Inc., as Parent
             Guarantor, Dura Operating Corp., Dura Automotive Systems
             (Europe) GmbH, Dura Asia-Pacific Pty Limited ACN 004884539
             and Dura Automotive Systems (Canada), Ltd., as Dura
             Borrowers, Trident Automotive plc, Dura Automotive Systems
             Limited, Spicebright Limited, Dura Automotive Systems Cable
             Operating Inc., Dura Automotive Systems Cable Operations
             Canada, Inc. and Moblan Investments B.V., as Trident
             Borrowers, Dura Automotive Acquisition Limited, as the
             initial Adwest Borrower, Bank of America National Trust and
             Savings Association, as Agent, BA Australia Limited, as
             Australian Lender, Bank of America Canada, as Canadian
             Lender, Bank of America National Trust and Savings
             Association, as Swing Line Lender and Issuing Lender, and
             the other financial institutions party thereto, NationsBanc
             Montgomery Securities LLC, as Lead Arranger and Book
             Manager, incorporated by reference to Exhibit 10.1 of the
             Company's Quarterly Report on Form 10-Q for the quarterly
             period ended March 31, 2001.
12.1         Statement of Computation of Ratio of Earnings to Fixed             --
             Charges
21.1         Subsidiaries of Dura Automotive Systems, Inc.                      --
23.1         Consent of Arthur Andersen LLP filed herewith.                     --

---------------
*  Incorporated by reference.

** Indicates compensatory arrangement.