Form 10-K/A
period 2001-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2002-04-02
CIK 1016177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

(MARK ONE)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-21139
                            ------------------------

                         DURA AUTOMOTIVE SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                      38-3185711
(STATE OR OTHER JURISDICTION OF INCORPORATION
                OR ORGANIZATION)                  (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      CLASS A COMMON STOCK, $.01 PAR VALUE
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 1, 2002, 14,731,947 shares of Class A Common Stock of the Registrant were outstanding and the aggregate market value of the Class A Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding shares owned beneficially by affiliates, was approximately $185,449,000. In addition, 3,108,540 shares of Class B Common Stock of the Registrant were outstanding at March 1, 2002.
                            ------------------------

                   Documents Incorporated by Reference: NONE.

     This Amendment No. 1 on Form 10-K/A to the Annual Report of Dura Automotive Systems, Inc. for the fiscal year ended December 31, 2001 is being filed solely to add information required by Items 10, 11, 12 and 13 of Part III to this Annual Report and to add Exhibit 99.1.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DURA AUTOMOTIVE SYSTEMS, INC.

                                AMENDMENT NO. 1

                                       TO

                          ANNUAL REPORT ON FORM 10-K/A

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART III
  Item 10.  Directors and Executive Officers of the Registrant..........     3
  Item 11.  Executive Compensation......................................     7
  Item 12.  Security Ownership of Certain Beneficial Owners and              9
            Management..................................................
  Item 13.  Certain Relationships and Related Party Transactions........    10

EXHIBIT INDEX...........................................................    13

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information with respect to the Company's executive officers and directors as of March 1, 2002:

NAME                                     AGE                 POSITION(S)
----                                     ---                 -----------
S.A. Johnson...........................  61    Chairman and Director
Karl F. Storrie........................  64    President, Chief Executive Officer and
                                               Director
David R. Bovee.........................  52    Vice President, Chief Financial Officer
                                               and Assistant Secretary
John J. Knappenberger..................  55    Vice President
Milton D. Kniss........................  54    Vice President and President -- Control
                                               Systems Division
Robert A. Pickering....................  59    Vice President and President -- Atwood
                                               Mobile Products Division
Scott D. Rued..........................  45    Vice President
Jurgen von Heyden......................  54    Vice President and President -- Body &
                                               Glass Division
Robert E. Brooker, Jr..................  64    Director
Jack K. Edwards........................  57    Director
James O. Futterknecht, Jr..............  54    Director
J. Richard Jones.......................  59    Director
Eric J. Rosen..........................  41    Director
Ralph R. Whitney, Jr...................  66    Director

     The present principal occupations and recent employment history of each of the executive officers and directors of Dura listed above are set forth below.

     S.A. Johnson has served as Chairman and a Director of Dura since November 1990. Mr. Johnson is the founder and Chairman of Hidden Creek Industries ("Hidden Creek"), a private industrial management company based in Minneapolis, Minnesota, which has provided certain management and other services to Dura. Mr. Johnson is also the President of J2R Corporation. Prior to forming Hidden Creek, Mr. Johnson served from 1985 to 1989 as Chief Operating Officer of Pentair, Inc., a diversified industrial company. From 1981 to 1985, Mr. Johnson was President and Chief Executive Officer of Onan Corp., a diversified manufacturer of electrical generating equipment and engines for commercial, defense and industrial markets. Mr. Johnson served as Chairman and a director of Automotive Industries Holding, Inc., a supplier of interior trim components to the automotive industry, from May 1990 to August 1995. Mr. Johnson is also Chairman and a director of Tower Automotive, Inc., a manufacturer of engineered metal stampings and assemblies for the automotive industry.

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

     Milton D. Kniss has served as Vice President of Operations of Dura since January 1994 and President of the Control Systems Division since October 2000. From April 1991 until January 1994, Mr. Kniss served as Director of Michigan Operations for Dura. Mr. Kniss joined the predecessor in 1981 as a Divisional Purchasing Manager, and served as Plant Manager of East Jordan, Michigan from 1982 until 1986, and Plant Manager of Gordonsville, Tennessee until 1991.

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

     Scott D. Rued has served as Vice President of Dura since November 1990. Mr. Rued, a stockholder of J2R, has also served as President and Chief Executive Officer of Hidden Creek since January 2001. From January 1994 through December of 2000, Mr. Rued served as Executive Vice President and Chief Financial Officer of Hidden Creek and from June 1989 through 1993 he served as Vice
President -- Finance and Corporate Development. Mr. Rued has served as Vice President, Corporate Development and a director of Tower Automotive, Inc. since April 1993. Mr. Rued served as Vice President, Chief Financial Officer and a director of Automotive Industries Holding, Inc. from April 1990 to 1995. Mr. Rued is also a director of The Rottlund Company, Inc., a corporation engaged in the development and sale of residential real estate.

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

     Robert E. Brooker, Jr. has served as a Director of Dura since September 1996. From 1993 to 1995, Mr. Brooker was President and Chief Operating Officer of Connell Limited Partnership. Prior thereto, Mr. Brooker served six years as President and Chief Executive Officer at Lord Corporation. Mr. Brooker is also a director of Full Circle Investments, a private investment company.

     Jack K. Edwards has served as a Director of Dura since December 1996. Mr. Edwards joined Cummins Engine Co., Inc. in 1972 and has served as Executive Vice President and Group President -- Power Generation and International since March 1996. Mr. Edwards is also a director of David J. Joseph Co., a processor and trader of steel scrap.

     James O. Futterknecht, Jr. has served as a Director of Dura since May 1999. Mr. Futterknecht joined Excel Industries, Inc. ("Excel") in 1970, was Vice President-Corporate Sales from 1976 until 1984, was Vice President-Automotive Products from 1984 until 1987, was Vice President-Automotive Sales and Engineering from 1987 to 1990 and was Executive Vice President from 1990 to 1992. He was elected as President and

Chief Operating Officer and was appointed as an Excel director in 1992. In 1995, he was elected to the additional offices of Chairman of the Board and Chief Executive Officer and served those offices until Dura acquired Excel in March 1999. Mr. Futterknecht is currently Senior Principal of Hammond, Kennedy, Whitney & Company, Inc., a New York, New York financial intermediary and private capital firm.

     J. Richard Jones has served as a Director of Dura since May 1998. Prior to the acquisition of Trident Automotive plc ("Trident") in April 1998, Mr. Jones served as Group President and Chief Executive Officer of Trident's predecessor from June 1992 until December 1997 and as Chairman, Chief Executive Officer and Director of Trident from December 1997 until April 1998.

     Eric J. Rosen has served as a Director of Dura since January 1995. Mr. Rosen is Managing Director of Onex Investment Corp., a diversified industrial corporation and an affiliate of Onex Corporation, and served as a Vice President of Onex Investment Corp. from 1989 to February 1994. Prior thereto, Mr. Rosen worked in the merchant banking group at Kidder, Peabody & Co. Incorporated from 1987 to 1989.

     Ralph R. Whitney, Jr. has served as a Director of Dura since May 1999. Mr. Whitney was a director of Excel from 1983 to March 1999 and was Chairman of the Board from 1983 to 1985. Mr. Whitney is currently chairman and has been a principal of Hammond, Kennedy, Whitney & Company, Inc., a New York, New York financial intermediary and private capital firm, since 1971. Mr. Whitney is also a director of Relm Communications, Inc., First Technology plc., IFR Systems, Inc. and Baldwin Technologies, Inc.

     There are no family relationships between any of the directors or any of Dura's executive officers.

COMMITTEES OF THE BOARD OF DIRECTORS.

     The Board of Directors held five meetings (exclusive of committee meetings) during the preceding fiscal year. During 2001, each director attended at least 75% of the meetings of the Board of Directors and any committees on which such director served. The Board of Directors has established the following committees, the functions and current members of which are noted below.

     Executive Committee. The Executive Committee of the Board of Directors consists of S.A. Johnson (Chairman) and Karl Storrie and, prior to his resignation from the Board of Directors in February 2002, William L. Orscheln. The Executive Committee has all the power and authority vesting in or retained by the Board of Directors and may exercise such power and authority in such manner as it shall deem for the best interest of Dura in all cases in which specific direction shall not have been given by the Board of Directors and subject to any specific limitations imposed by law or a resolution of the Board of Directors. The Executive Committee met one time during the preceding fiscal year.

     Compensation Committee. The Compensation Committee of the Board of Directors consists of Robert E. Brooker, Jr. (Chairman), Jack K. Edwards and J. Richard Jones. During the last fiscal year, the Compensation Committee made recommendations to the Board of Directors with respect to salaries, compensation and benefits of directors and executive officers of Dura, including the grant of options under the 1998 Stock Incentive Plan (the "1998 Plan"). The Compensation Committee met four times during the preceding fiscal year.

     Nominating Committee.  Dura does not have a nominating committee.

     Audit Committee. The Audit Committee of the Board of Directors consists of James O. Futterknecht, Jr. (Chairman), Eric J. Rosen and Ralph R. Whitney, Jr. The Audit Committee is responsible for reviewing as it shall deem appropriate, and recommending to the Board of Directors, internal accounting and financial controls for Dura and accounting principles and auditing practices and procedures to be employed in the preparation and review of Dura's financial statements. The Audit Committee is also responsible for recommending to the Board of Directors independent public accountants to audit the annual financial statements of Dura. The Audit Committee met six times during the preceding fiscal year.

     Effective May 25, 2000, the Company's Board of Directors adopted a written charter with respect to the roles and responsibilities of the Audit Committee, which has been filed with the Securities and Exchange Commission. The Audit Committee has reviewed, discussed and reassessed the adequacy of the Company's written charter, and has determined that the existing charter is adequate and in full compliance with applicable rules and requirements. The Audit Committee has certified to the Company's Board of Directors that it has satisfied its responsibilities as set forth in the Company's written charter.

COMPENSATION OF DIRECTORS

     For service in 2001, directors who are not employees of Dura or any of its affiliates ("Outside Directors") each received an annual retainer of $75,000. All or a portion of the retainer, but not less than 25%, may be deferred under the Dura Automotive Systems, Inc. Director Deferred Stock Purchase Plan. Deferred amounts are payable only in shares of the Company's Class A Common Stock. Outside Directors were not paid for attendance at Board or committee meetings, but were reimbursed for out-of-pocket expenses incurred to attend such meetings.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Dura's officers, directors and persons who beneficially own more than ten percent of a registered class of Dura's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish Dura with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to Dura, or written representations that no Form 5 filings were required, Dura believes that during the period from January 1, 2001 through December 31, 2001, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that a Form 4 with respect to a sale of Company stock for Jurgen von Heyden, Vice President of Dura, was one month after the applicable due date.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth compensation packages for the years ended December 31, 2001, 2000 and 1999 for Dura's chief executive officer and the four other most highly compensated executive officers for the year ended December 31, 2001 (collectively, the "Named Executive Officers").

                        2001 SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                   ANNUAL COMPENSATION            COMPENSATION
                                           -----------------------------------    ------------
                                                                  OTHER ANNUAL      OPTIONS       ALL OTHER
             NAME AND                       SALARY     BONUS      COMPENSATION      GRANTED      COMPENSATION
        PRINCIPAL POSITION          YEAR    ($)(1)     ($)(2)        ($)(3)           (#)           ($)(4)
----------------------------------  ----   --------   --------    ------------    ------------   ------------
Karl F. Storrie...................  2001   $690,000   $     --      $118,593(5)     190,000         $7,988
  President and Chief               2000    650,000                   68,771(6)          --          7,988
  Executive Officer                 1999    500,000    800,000        70,298(7)     140,000          8,047
Milton D. Kniss...................  2001    353,500         --            --         70,000          7,214
  Vice President                    2000    290,000         --            --             --          7,214
                                    1999    250,000    275,000            --         50,000          6,949
Jurgen von Heyden.................  2001    303,000         --            --         70,000             --
  Vice President (8)                2000    250,290    615,530(9)         --             --             --
                                    1999    204,157    429,000            --             --             --
Robert A. Pickering...............  2001    262,500         --            --         70,000          7,574
  Vice President (10)               2000    250,000         --            --             --          7,510
                                    1999    180,843    225,423            --         50,000          5,349
Michael C. Paquette...............  2001    262,500         --            --         50,000          7,988
  Vice President (11)               2000    250,000         --            --             --          7,574
                                    1999    168,750    230,000            --         50,000          6,224

---------------

 (1) Includes amounts deferred by employees under the Company's 401(k) employee savings plan, pursuant to Section 401(k) of the Internal Revenue Code and bonus amounts deferred into the Deferred Income Leadership Stock Purchase Plan.

 (2) Represents amounts earned under the Company's bonus plan, but excludes amounts foregone at the election of the Named Executive Officer and payable in shares of Dura's Class A Common Stock under the Dura Automotive Systems, Inc. Deferred Income Leadership Stock Purchase Plan.

 (3) Except as otherwise disclosed, none of the perquisites or other benefits paid to each of the executive officers exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by such executive officers.

 (4) The amounts disclosed in this column include amounts contributed by Dura to the Company's 401(k) employees savings plan and profit sharing plan and dollar value of premiums paid by Dura for term life insurance on behalf of the named executive officers.

 (5) Includes $58,958 of personal travel expenses paid by Dura.

 (6) Includes $28,470 of personal travel expenses paid by Dura.

 (7) Includes $37,322 of personal travel expenses paid by Dura.

 (8) Mr. von Heyden became an employee of Dura in March 1999.

 (9) Special bonus for 2000 based on contracts assumed through acquisition.

(10) Mr. Pickering became an employee of Dura in March 1999.

(11) Mr. Paquette became an employee of Dura in March 1999.

OPTION GRANTS TABLE

     The following table shows all grants of options to acquire shares of Class A Common Stock of Dura granted to the Named Executive Officers under the 1998 Plan during the year ended December 31, 2001.

                                                                                             POTENTIAL REALIZABLE VALUE
                                                                                              AT ASSUMED ANNUAL RATES
                             NUMBER OF                                                             OF STOCK PRICE
                            SECURITIES         % OF TOTAL                                     APPRECIATION FOR OPTION
                            UNDERLYING       OPTIONS GRANTED     EXERCISE                             TERM(2)
                          OPTIONS GRANTED    TO EMPLOYEES IN       PRICE       EXPIRATION    --------------------------
NAME                          (#)(1)           FISCAL YEAR      (PER SHARE)       DATE           5%            10%
----                      ---------------    ---------------    -----------    ----------    ----------    ------------
K.F. Storrie..........        140,000             7.0%             $7.50         1/22/11      $660,339      $1,673,430
                               50,000             2.5%              9.15        12/13/11       287,719         729,137
M.D. Kniss............         50,000             2.5%              7.50         1/22/11       235,835         597,653
                               20,000             1.0%              9.15        12/13/11       115,088         291,655
J. von Heyden.........         50,000             2.5%              7.50         1/22/11       235,835         597,653
                               20,000             1.0%              9.15        12/13/11       115,088         291,655
R.A. Pickering........         50,000             2.5%              7.50         1/22/11       235,835         597,653
                               20,000             1.0%              9.15        12/13/11       115,088         291,655
M.C. Paquette.........         50,000             2.5%              7.50         1/22/11       235,835         597,653

---------------

(1) All listed options vest ratably over four years commencing one year from the date of grant, except that the options granted to Mr. Storrie on January 22, 2001 vest ratably over a two year period.

(2) Amounts reflect certain assumed rates of appreciation set forth in the executive compensation disclosure rules of the SEC. Actual gains, if any, on stock option exercises depend on future performance of Dura's Class A Common Stock and overall stock market conditions. No assurances can be made that the amounts reflected in these columns will be achieved.

OPTION EXERCISES AND YEAR-END VALUE TABLE

     During the year ended December 31, 2001, no options were exercised by any executive officer of Dura. The following table shows the aggregate number and value of unexercised options held by each of Dura's executive officers as of December 31, 2001.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                        YEAR AND YEAR-END OPTION VALUES

                                                        NUMBER OF UNEXERCISED        VALUE OF UNEXERCISED
                                                             OPTIONS AT                  IN-THE-MONEY
                                                             YEAR-END(#)            OPTIONS YEAR-END($)(1)
                                                      -------------------------    -------------------------
NAME                                                  EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                                                  -------------------------    -------------------------
K.F. Storrie......................................         247,500/282,500               $--/$582,500
M.D. Kniss........................................          75,625/104,375                --/ 212,000
J. von Heyden.....................................              --/ 70,000                --/ 212,000
R.A. Pickering....................................          33,800/ 95,000                --/ 212,000
M.C. Paquette.....................................          33,800/ 75,000                --/ 175,000

---------------

(1) Values are based on the difference between the closing bid price of Class A Common Stock of Dura on December 31, 2001 ($11.00) and the exercise prices of the options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The members of Dura's Compensation Committee are Robert E. Brooker, Jr., Jack K. Edwards and J. Richard Jones.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Unless otherwise noted, the following table sets forth certain information regarding ownership of the Common Stock as of March 27, 2002 by (i) the beneficial owners of more than 5% of the Common Stock of Dura, (ii) each director and executive officer of Dura and (iii) all directors and executive officers of Dura as a group.

                                                                BENEFICIAL OWNERSHIP
                                                   ----------------------------------------------
                                                       CLASS A STOCK            CLASS B STOCK
                                                   ---------------------    ---------------------
DIRECTORS, OFFICERS                                NUMBER OF    PERCENT     NUMBER OF    PERCENT
AND 5% STOCKHOLDERS                                 SHARES      OF CLASS     SHARES      OF CLASS
-------------------                                ---------    --------    ---------    --------
ONEX DHC LLC(1)(2).............................       30,000         *      2,451,540     100.0%
J2R Corporation(2)(3)..........................           --        --        178,211       7.3%
S.A. Johnson(2)(3).............................       97,500         *        187,879       7.7%
Karl F. Storrie(2)(4)..........................      300,225       1.9%        55,531       2.3%
David R. Bovee(2)..............................       97,566         *         26,308       1.1%
John J. Knappenberger..........................       61,975         *             --        --
Milton D. Kniss(2).............................       85,029         *          8,961         *
Michael C. Paquette............................       54,157         *             --        --
Robert A. Pickering............................       49,270         *             --        --
Scott D. Rued(2)(5)............................       23,250         *        178,211       7.3%
Jurgen von Heyden..............................       12,500        --             --        --
Robert E. Brooker, Jr..........................       50,818         *             --        --
Jack K. Edwards................................       20,728         *             --        --
James O. Futterknecht, Jr......................       50,706         *             --        --
J. Richard Jones...............................       58,421         *             --        --
Eric J. Rosen(1)(2)............................       35,000         *      2,451,540     100.0%
Ralph R. Whitney, Jr...........................       28,221         *             --        --
Dimensional Fund Advisors(6)...................    1,180,939       7.6%            --        --
State of Wisconsin Investment Board(7).........    2,365,900      15.3%            --        --
Strong Capital Management, Inc.(8).............      913,215       5.9%            --        --
Barclays Global Investors(9)...................      899,115       5.8%            --        --
US Bancorp(10).................................      835,433       5.4%            --        --
All Directors and Officers as a group (15
  persons).....................................      995,366       6.1%     2,451,540     100.0%

---------------

 *  Less than one percent.

 (1) Reflects shares of Class B Stock held by Onex DHC LLC, which has shared voting power over 2,451,540 shares of Common Stock (see footnote (2)) and sole dispositive power over 30,000 shares of Class A Common Stock and 1,394,913 shares of Class B Stock. Mr. Rosen, a Director of the Company, is Managing Director of Onex Investment Corp. and disclaims beneficial ownership of all shares of Common Stock owned by Onex DHC LLC. Onex DHC LLC and Onex Investment Corp. are both wholly owned subsidiaries of Onex Corporation. The address for Onex DHC LLC and Mr. Rosen is c/o Onex Investment Corp., 712 Fifth Avenue, 40th Floor, New York, New York 10019.

 (2) Onex, J2R, Messrs. Johnson, Storrie, Bovee, Kniss, Rosen and Rued and certain of the Company's other existing stockholders have entered into agreements pursuant to which such stockholders agreed to vote their shares of Common Stock in the same manner as Onex votes its shares on all matters presented to the Company's stockholders for a vote and, to the extent permitted by law, granted to Onex a proxy to effectuate such agreement. As a result, Onex has voting control of approximately 61.3% of the Common Stock.

 (3) Includes 178,211 Class B shares owned by J2R, of which Mr. Johnson is President, 9,668 Class B shares owned by Mr. Johnson and 97,500 currently exercisable options to acquire Class A shares. The address for Mr. Johnson and J2R is c/o Dura Automotive Systems, Inc., 4508 IDS Center, Minneapolis, Minnesota 55402.

 (4) Includes 1,400 Class A shares owned by Mr. Storrie's wife for which Mr. Storrie disclaims beneficial ownership of such shares, 282,500 currently exercisable options to acquire Class A shares, and 13,325 vested restricted stock units under the Company's Deferred Income Leadership Stock Purchase Plan.

 (5) Includes 178,211 Class B shares owned by J2R, of which Mr. Rued is a stockholder and 23,250 currently exercisable options to acquire Class A shares. Mr. Rued disclaims beneficial ownership of the shares owned by J2R. The address for Mr. Rued is c/o Dura Automotive Systems, Inc., 4508 IDS Center, Minneapolis, Minnesota 55402.

 (6) Dimensional Fund Advisors reported as of January 30, 2002 sole voting and dispositive power with respect to 1,180,939 shares of Class A Stock, representing 8.5% of the outstanding shares of Class A Stock at that time. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

 (7) State of Wisconsin Investment Board reported as of February 15, 2002 sole voting and dispositive power with respect to 2,365,900 shares of Class A Stock, representing 16.1% of the outstanding shares of Class A Stock at that time. The address for State of Wisconsin Investment Board is P.O. Box 7842, Madison, WI 53707.

 (8) Strong Capital Management, Inc. reported as of February 13, 2002 shared voting power with respect to 885,775 shares of Class A Stock and shared dispositive power with respect to 913, 215 shares of Class A Stock, representing 6.2% of the outstanding shares of Class A Stock at that time. The address for Strong Capital Management, Inc. is 100 Heritage Reserve, Mehomonee Falls, Wisconsin 53051.

 (9) Barclays Global Fund Advisors reported as of February 8, 2002 sole voting power with respect to 870,385 shares of Class A Stock and sole dispositive power with respect to 899,115 shares of Class A Stock, representing 6.1% of the outstanding shares of Class A Stock at that time. The address for Barclays Global Fund Advisors is 45 Fremont Street, San Fancisco, California 94105.

(10) U.S. Bancorp reported as of February 8, 2002 sole voting power with respect to 822,548 shares of Class A Stock, sole dispositive power with regard to 659,735 shares of Class A Stock, shared dispositive power with respect to 5,300 shares of Class A Stock and beneficial ownership of 835,433 shares of Class A Stock, representing 5.7% of the outstanding Class A Stock at that time. The address of U.S. Bancorp is 601 2nd Avenue South, Minneapolis, Minnesota 55402.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     Dura, Onex, J2R, Alkin and S.A. Johnson and certain other investors are parties to a Stockholders Agreement pursuant to which each party has agreed to vote his or its shares in the same manner that Onex votes its shares of Dura's Common Stock.

     Dura, Onex and certain stockholders including J2R, Alkin, S.A. Johnson and Karl F. Storrie are parties to a registration agreement pursuant to which Dura has granted certain of its stockholders rights to register shares of Dura's Common Stock.

     Dura paid fees to Hidden Creek of approximately $1.6 million in 2001 in connection with the amendment to Dura's Credit Agreement, the offering of $158.5 million 9% Senior Subordinated Notes, the divestitures of Dura's Australia, Thixotech and Plastics Products businesses and other business development services. Certain officers and employees of Hidden Creek continue to provide such services to Dura.

     In January 2002, Dura sold all of the assets of its plastic products business unit in an arms length transaction to Nyloncraft, Inc. The controlling shareholder of Nyloncraft, Inc. is HKW Capital Partners II, L.P. (the "Fund"). Mr. Ralph R. Whitney, Jr., a member of Dura's Board, is also a member of the general partner of the Fund.

     In November 1999, Dura acquired a 25% membership interest in Automotive Aviation Partners LLC ("AAP"), the principal asset of which is a Falcon 50 airplane. S.A. Johnson owns a 75% membership interest in AAP. The Falcon 50 airplane was leased by AAP to DHCI Partners, LLC, a limited liability company owned 25% by Dura Operating Corp. and 75% by Hidden Creek, under an aircraft lease with a seven-year term and a 60-day cancellation clause. In connection with the transaction, Dura guaranteed indebtedness of

AAP to Comerica Bank, such guarantee not to exceed $1.25 million, and Mr. Johnson guaranteed indebtedness of AAP not to exceed $3.75 million. Lease payments in 2001 were approximately $0.3 million.

     In connection with the transaction above, during 2001, Dura loaned approximately $1.2 million to AAP pursuant to a promissory note. The promissory note bears interest at the commercial prime lending rate with principal and interest due at the earlier of (a) October, 2002 or (b) sale of the Falcon 50 airplane. The note is guaranteed by S.A. Johnson, up to a maximum limit of $905,759.

     In November 1999, Dura Operating Corp. formed Dura Aircraft Operating Company, LLC ("DAOC"), a wholly-owned limited liability company. DAOC acquired a Sabreliner 65 airplane owned by R.J. Aircraft II Company ("R.J.", which is 100% owned by S.A. Johnson) in exchange for the Beechjet 400A airplane which was owned by Dura Operating Corp. plus $200,000 in cash paid to R.J. The Sabreliner 65 was leased by DAOC to Dura Operating Corp. under an aircraft lease with a seven-year term. Lease payments in 2001 were approximately $0.3 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Dura Automotive Systems, Inc.

                                          By:      /s/ DAVID R. BOVEE
                                            ------------------------------------
                                            Name: David R. Bovee
                                              Its:     Vice President, Chief
                                              Financial Officer
Dated April 2, 2002

                         DURA AUTOMOTIVE SYSTEMS, INC.
                        EXHIBIT INDEX TO AMENDMENT NO. 1
                                       TO
                                 ANNUAL REPORT
                                 ON FORM 10-K/A
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

EXHIBIT
-------
 99.1     Letter to Securities and Exchange Commission Pursuant to
          Temporary Note 3T