Form 10-Q
period 2002-03-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2002-05-15
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

               Yes X                                       No ___
                   --

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at May 1, 2002 was 15,600,917 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at May 1, 2002 was 2,451,540 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001 (unaudited)

                    Condensed Consolidated Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001

                    Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001 (unaudited)

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


SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                                  Three Months Ended March 31,
                                                              ------------------------------------
                                                                  2002                2001
                                                              --------------    ------------------
Revenues                                                        $   616,181       $   661,853
Cost of sales                                                       539,833           569,946
                                                              --------------    ------------------
        Gross profit                                                 76,348            91,907
Selling, general and administrative expenses                         34,267            37,633
Facility consolidation and other charges                                 --             2,629
Amortization expense                                                    396             6,999
                                                              --------------    ------------------
        Operating income                                             41,685            44,646
Interest expense, net                                                22,546            28,533
                                                              --------------    ------------------
        Income before provision for income taxes and
        minority interests                                           19,139            16,113
Provision for income taxes                                            7,273             6,284
Minority interest - dividends on trust preferred
  securities, net                                                       642               611
                                                              --------------    ------------------
        Net income                                              $    11,224       $     9,218
                                                              ==============    ==================

Basic earnings per common share                                 $      0.63       $      0.52
Basic shares outstanding                                             17,814            17,715

Diluted earnings per common share                               $      0.61       $      0.52
Diluted shares outstanding                                           19,499            19,076



   The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                                          March 31,            December 31,
                             Assets                                          2002                  2001
------------------------------------------------------------------     -----------------      ----------------
                                                                         (unaudited)
Current assets:
       Cash and cash equivalents                                       $        40,988        $        32,289
       Accounts receivable, net                                                311,099                293,476
       Inventories                                                             109,417                116,508
       Other current assets                                                    130,511                126,367
                                                                       -----------------      ----------------
             Total current assets                                              592,015                568,640
                                                                       -----------------      ----------------

Property, plant and equipment, net                                             483,129                516,517
Goodwill, net                                                                  948,089                962,467
Deferred income taxes and other assets, net                                     78,882                 73,980
                                                                       -----------------      ----------------
                                                                       $     2,102,115        $     2,121,604
                                                                       =================      ================

            Liabilities and Stockholders' Investment
------------------------------------------------------------------

Current liabilities:
       Accounts payable                                                $       269,020        $       249,824
       Accrued liabilities                                                     209,710                177,327
       Current maturities of long-term debt                                     67,901                 60,847
                                                                       -----------------      ----------------
             Total current liabilities                                         546,631                487,998
                                                                       -----------------      ----------------

Long-term debt, net of current maturities                                      933,898              1,015,579
Other noncurrent liabilities                                                   118,169                120,380

Mandatorily redeemable convertible trust preferred securities                   55,250                 55,250
                                                                       -----------------      ----------------

Stockholders' investment:
       Common stock - Class A                                                      155                    147
       Common stock - Class B                                                       25                     31
       Additional paid-in capital                                              343,627                342,694
       Treasury stock                                                           (1,652)                (1,891)
       Retained earnings                                                       172,492                161,268
       Accumulated other comprehensive loss                                    (66,480)               (59,852)
                                                                       -----------------      ----------------
             Total stockholders' investment                                    448,167                442,397
                                                                       -----------------      ----------------
                                                                       $     2,102,115        $     2,121,604
                                                                       =================      ================



   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                                Three Months Ended March 31,
                                                                             ------------------------------------
                                                                                  2002                 2001
                                                                             ----------------     ---------------
OPERATING ACTIVITIES:
      Net income                                                              $     11,224           $    9,218
      Adjustments to reconcile net income to
        net cash provided by operating activities -
         Depreciation and amortization                                              18,440               23,695
         Deferred income taxes                                                       6,892                   90
         Changes in other operating items                                           20,735                4,260
                                                                             ----------------     ---------------

           Net cash provided by operating activities                                57,291               37,263
                                                                             ----------------     ---------------

INVESTING ACTIVITIES:
      Net proceeds from disposition of businesses                                   32,496                   --
      Capital expenditures, net                                                    (14,036)             (15,176)
                                                                             ----------------     ---------------

         Net cash provided by (used in) investing activities                        18,460              (15,176)
                                                                             ----------------     ---------------

FINANCING ACTIVITIES:
      Short-term borrowings (repayments), net                                        8,113               (4,421)
      Long-term debt repayments, net                                               (77,046)             (38,560)
      Proceeds from issuance of common stock and
        exercise of stock options                                                      934                  109
      Other, net                                                                       239                   --
                                                                             ----------------     ---------------

         Net cash used in financing activities                                     (67,760)             (42,872)
                                                                             ----------------     ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                708                  427
                                                                             ----------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                     8,699              (20,358)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                           32,289               30,438
                                                                             ----------------     ---------------

      End of period                                                           $     40,988           $   10,080
                                                                             ================     ===============


SUPPLEMENTAL DISCLOSURE:
      Cash paid for interest                                                  $      8,941           $   18,294
      Cash paid (refunded) for income taxes                                   $      3,666           $   (2,038)


   The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

        General - Dura Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries (Dura) designs and manufactures components and systems primarily for the global automotive industry. Dura has over 70 manufacturing and product development facilities located in the United States, Brazil, Canada, the Czech Republic, France, Germany, Mexico, Portugal, Spain and the United Kingdom.

        We have prepared the condensed consolidated financial statements of Dura, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2001.

        Revenues and operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.  INVENTORIES

        Inventories consisted of the following (in thousands):


                                        March 31, 2002         December 31, 2001
                                       ------------------      ------------------
           Raw materials                     $   61,753              $   65,228
           Work-in-process                       24,824                  25,369
           Finished goods                        22,840                  25,911
                                       ------------------      ------------------
                                             $  109,417              $  116,508
                                       ==================      ==================


3.  EARNINGS PER SHARE

        Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted earnings per share include (i) the effects of outstanding stock options using the treasury stock method and (ii) the conversion of the Preferred Securities, as follows (in thousands, except per share amounts):


                                                                            Three Months
                                                                          Ended March 31,
                                                                   --------------------------
                                                                      2002           2001
                                                                   ------------    ----------

     Net income                                                       $  11,224      $ 9,218
     Interest expense on mandatorily redeemable
       convertible preferred securities, net of tax                         642          611
                                                                   ------------    ----------
     Net income applicable to common
       stockholders - diluted                                         $  11,866      $ 9,829
                                                                   ============    ==========

     Weighted average number of Class A
       common shares outstanding                                         14,770       14,403
     Weighted average number of Class B
       common shares outstanding                                          3,044        3,312
                                                                   ------------    ----------
                                                                         17,814       17,715
     Dilutive effect of outstanding stock options
       after application of the treasury stock method                       396           72
     Dilutive effect of mandatorily redeemable
       convertible preferred securities, assuming
       conversion                                                         1,289        1,289
                                                                   ------------    ----------
     Diluted shares outstanding                                          19,499       19,076
                                                                   ============    ==========

     Basic earnings per share                                         $    0.63      $  0.52
                                                                   ============    ==========

     Diluted earnings per share                                       $    0.61      $  0.52
                                                                   ============    ==========


4.  FACILITY CONSOLIDATION AND OTHER CHARGES

   Divestitures

        In November 2001, Dura entered into a definitive agreement to divest its Plastic Products Business for gross proceeds of approximately $41.0 million. The transaction closed in January 2002. The net cash proceeds of approximately $32.5 million were used to repay outstanding indebtedness. The Plastic Products Business designs, engineers, and manufactures plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic applications markets. This business employs approximately 750 people in three facilities located in Mishawaka, Indiana, Bowling Green, Kentucky and Jonesville, Michigan and generates approximately $80.0 million in annual revenue. Two members of Dura's board of directors are members of management of an investor group which is general partner of the controlling shareholder of the acquiring company. Dura recorded a noncash charge of approximately $7.4 million in the fourth quarter of 2001 for the estimated loss upon divestment. The effect of this divestiture on future operating results will not be significant.

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

        Costs incurred and charged to the reserves as of March 31, 2002 amounted to $9.5 million in severance related costs and $0.4 million facility closure costs. During 2001 additional adjustments were made of $0.1 million to decrease the reserve for employee severance, as the actual costs incurred were less than originally estimated.

        The decision to exit the two facilities will result in a reduction in the work force of approximately 52 salaried and 408 hourly employees of which 49 salaried and 392 hourly employees have been severed as of March 31, 2002. Additionally, the decision to consolidate two divisions into one and to reduce support personnel to a level consistent with future business requirements resulted in a reduction of approximately 217 salaried employees of which 176 have been severed as of March 31, 2002. These restructuring actions are anticipated to be complete in mid 2002.

5.  ACQUISITION INTEGRATIONS

        Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of March 31, 2002, purchase liabilities recorded in conjunction with the acquisitions included approximately $20.3 million for costs associated with the shutdown and consolidation of certain acquired facilities and $4.7 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $3.4 million related to acquired facilities and $0.8 million in severance and other related costs during the quarter ended March 31, 2002. The remaining employee terminations and facility closures are expected to be completed by the end of 2002 except for certain contractual obligations that extend beyond that date.

6.  LONG-TERM DEBT

        Long-term debt consisted of the following (in thousands):


                                                                    March 31,           December 31,
                                                                       2002                 2001
                                                                 -----------------    -----------------
                Credit Agreement:
                  Tranche A and B term loans                       $      439,054        $     454,306
                  Revolving credit facility                                    --               62,584
                Subordinated notes                                        538,104              539,700
                Other                                                      24,641               19,836
                                                                 -----------------    -----------------
                                                                        1,001,799            1,076,426
                Less - Current maturities                                 (67,901)             (60,847)
                                                                 -----------------    -----------------
                Total long-term debt                               $      933,898        $   1,015,579
                                                                 =================    =================


        In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement (Credit Agreement). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of March 31, 2002, rates on borrowings under the Credit Agreement are generally based on LIBOR and ranged from 4.1 percent to 6.3 percent. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of March 31, 2002. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura (See Note 11).

        The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of March 31, 2002, Dura had no borrowings outstanding under the revolver.

        Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At March 31, 2002, Dura had unsecured overdraft facilities outstanding of $6.6 million, which is included in current maturities of long-term debt on the balance sheet. At March 31, 2002, Dura had unsecured overdraft facilities available from banks of approximately $26.1 million.

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

7.  BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura is required to adopt SFAS No. 142 effective January 1, 2002. Dura has not determined the impact of adopting SFAS No. 142 on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Had SFAS No. 141 and 142 been effective January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):


                                                    Three months ended
                                                         March 31,
                                             ----------------------------------
                                                  2002               2001
                                             ----------------    --------------

Net income, as reported                        $  11,224            $  9,218
Add back goodwill amortization, net of
  tax                                                 --               6,036
                                             ----------------    --------------
Adjusted net income                            $  11,224            $ 15,254

Basic earnings per share:
Net income, as reported                        $    0.63            $   0.52
Goodwill amortization                                 --                0.34
                                             ----------------    --------------
Adjusted net income                            $    0.63            $   0.86

Diluted earnings per share:
Net income, as reported                        $    0.61            $   0.52
Goodwill amortization                                 --                0.31
                                             ----------------    --------------
Adjusted net income                            $    0.61            $   0.83

8.  DERIVATIVES AND HEDGING ACTIVITIES

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

        Dura uses forward exchange contracts to hedge its foreign currency exposure related to the interest payments under its outstanding 100 million Euro denominated Senior Subordinated Notes. Dura designated these contracts at their inception as a cash flow hedge. At March 31, 2002, Dura had outstanding contracts to purchase 9.0 million Euro (approximately $7.8 million), representing the interest payments due during 2002. The estimated fair value of these foreign exchange contracts based upon market quotes was approximately $7.8 million. The net realized gain of approximately $0.1 million is included in accumulated other comprehensive income in the accompanying consolidated March 31, 2002 condensed consolidated balance sheet.

        The counter parties to the above agreements are major financial institutions. Dura does not enter into or hold derivatives for trading or speculative purposes.

9.  COMPREHENSIVE INCOME (LOSS)

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


                                              Three Months Ended
                                                   March 31,
                                      ------------------------------------
                                           2002                2001
                                      ---------------    -----------------
Net income                              $  11,224              $  9,218
Other comprehensive income:
     Foreign currency
      translation adjustment               (7,031)              (20,980)
     Derivative instruments                   403                   213
                                      ---------------    -----------------
Comprehensive income (loss)             $   4,596              $(11,549)
                                      ===============    =================

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

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
    FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2002
                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                         DURA                           NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES      ELIMINATIONS     CONSOLIDATED
                                      ----------      ---------      ---------      ------------     ------------
              Assets
--------------------------------
Current assets:
 Cash and cash equivalents            $   28,312        $   1,395    $   11,281    $        --       $     40,988
 Accounts receivable, net                103,048           35,889       172,162             --            311,099
 Inventories                              29,078           19,690        60,649             --            109,417
 Other current assets                     45,819            1,869        82,823             --            130,511
 Due from affiliates                      86,587           66,717        24,304       (177,608)                --
                                      ----------        ---------    -----------   ------------     -------------
  Total current assets                   292,844          125,560       351,219       (177,608)           592,015
                                      ----------        ---------    -----------   ------------     -------------
Property, plant and equipment,
 net                                     149,310           53,778       280,041             --            483,129
Investment in subsidiaries               687,120           20,949        68,334       (776,403)                --
Notes receivable from
 affiliates                              336,529          169,629        70,713       (576,871)                --
Goodwill, net                            423,447           82,770       441,872             --            948,089
Other assets, net                         54,211              658        24,013             --             78,882
                                      ----------        ---------    -----------   ------------     -------------
                                      $1,943,461        $ 453,344    $1,236,192    $(1,530,882)      $  2,102,115
                                      ==========        =========    ===========   ============     =============
   Liabilities and Stockholders'
            Investment
--------------------------------
Current liabilities:
Accounts payable                      $  106,787        $  26,357    $  135,876             --       $    269,020
Accrued liabilities                       95,767           16,346        97,597             --            209,710
Current maturities of long-
 term debt                                43,162               50        24,689             --             67,901
Due to affiliates                         91,934           39,441        46,233       (177,608)                --
                                      ----------        ---------    -----------   ------------     -------------
    Total current liabilities            337,650           82,194       304,395       (177,608)           546,631
                                      ----------        ---------    -----------   ------------     -------------
Long-term debt, net of
 current maturities                      889,060               44        44,794             --            933,898
Other noncurrent liabilities              61,185           14,111        42,873             --            118,169
Notes payable to affiliates               90,386           11,931       474,554       (576,871)                --
                                      ----------        ---------    -----------   ------------     -------------
  Total liabilities                    1,378,281          108,280       866,616       (754,479)         1,598,698
                                      ----------        ---------    -----------   ------------     -------------
Mandatorily redeemable
 convertible trust preferred
 securities                               55,250               --            --             --             55,250
Stockholders' investment:                509,930          345,064       369,576       (776,403)           448,167
                                      ----------        ---------    -----------   ------------     -------------
                                      $1,943,461       $  453,344    $1,236,192    $(1,530,882)     $   2,102,115
                                      ==========        =========    ===========   ============     =============

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
    FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
  CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2002
                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                          DURA                         NON-
                                        OPERATING     GUARANTOR      GUARANTOR
                                          CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                       -----------    ----------     ---------     ------------   ------------
 Revenues                                $ 274,166      $ 92,937     $ 261,822       $ (12,744)      $616,181
 Cost of sales                             242,065        72,556       237,956         (12,744)       539,833
                                       -----------    ----------     ---------     ------------   ------------
   Gross profit                             32,101        20,381        23,866              --         76,348
 Selling, general and
  administrative expenses                   15,592         3,854        14,821              --         34,267
 Amortization expense                          290             2           104              --            396
                                       -----------    ----------     ---------     ------------   ------------
  Operating income                          16,219        16,525         8,941              --         41,685
 Interest expense, net                      14,105           (24)        8,465              --         22,546
                                       -----------    ----------     ---------     ------------   ------------
  Income before provision for
  income taxes, equity in
    (earnings) of affiliates and
    minority interest                        2,114        16,549           476              --         19,139
 Provision for income taxes                  1,142         5,735           396              --          7,273
 Equity in (earnings) of
  affiliates, net                           (9,884)           --        (1,142)         11,026             --
 Minority interest-dividends on
  trust preferred securities, net              642            --            --              --            642
 Dividends (to)/ from affiliates            (1,010)           --            --           1,010             --
                                       -----------    ----------     ---------     ------------   ------------
   Net income                            $  11,224      $ 10,814     $   1,222       $ (12,036)      $ 11,224
                                       ===========    ==========     =========     ============   ===========

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
    FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                       THREE MONTHS ENDED MARCH 31, 2002
                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                         DURA                        NON-
                                       OPERATING     GUARANTOR    GUARANTOR
                                         CORP.       COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                       -----------   ----------   ---------     ------------    ------------
OPERATING ACTIVITIES:
 Net income                            $  11,224     $ 10,814     $   1,222      $ (12,036)       $  11,224
 Adjustments to reconcile net
  income to net cash
  provided by (used in)
  operating activities:
 Depreciation and amortization             6,883        2,393         9,164             --           18,440
 Deferred income taxes                     2,206           --         4,686             --            6,892
 Equity in (earnings) of affiliates
  and minority interest                   (9,884)          --        (1,142)        11,026               --
 Changes in other operating
  items                                   42,001       (7,218)      (14,048)            --           20,735
                                       -----------   ----------   ---------     ------------    ------------
     Net cash provided by (used
      in) operating activities            52,430        5,989          (118)        (1,010)          57,291
                                       -----------   ----------   ---------     ------------    ------------
INVESTING ACTIVITIES:
 Net proceeds from disposition of
  businesses                              32,496           --            --             --           32,496
 Capital expenditures, net                (3,365)      (1,275)       (9,396)            --          (14,036)
                                       -----------   ----------   ---------     ------------    ------------
     Net cash provided by (used in)
       investing activities               29,131       (1,275)       (9,396)            --           18,460
                                       -----------   ----------   ---------     ------------    ------------
FINANCING ACTIVITIES:
 Short-term borrowings
  (repayments), net                          (33)          --         8,146             --            8,113
 Long-term repayments, net               (71,410)         (12)       (5,624)            --          (77,046)
 Debt financing (to)/from
  affiliates                              10,155       (4,154)       (6,001)            --               --
 Proceeds from issuance of
  common stock and exercise
  of stock options                           934           --            --             --              934
 Other, net                                  239           --            --             --              239
 Dividends paid                               --       (1,010)           --          1,010               --
                                       -----------   ----------   ---------     ------------    ------------
     Net cash provided by (used in)
       financing activities              (60,115)      (5,176)       (3,479)         1,010          (67,760)
                                       -----------   ----------   ---------     ------------    ------------
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                         (3,827)          --         4,535             --              708
                                       -----------   ----------   ---------     ------------    ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    17,619         (462)       (8,458)            --            8,699

CASH AND CASH EQUIVALENTS:
 Beginning of period                      10,693        1,857        19,739             --           32,289
                                       -----------   ----------   ---------     ------------    ------------
 End of period                         $  28,312     $  1,395     $  11,281             --        $  40,988
                                       ===========   ==========   =========     ============    ============

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
    FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                         DURA                          NON-
                                       OPERATING      GUARANTOR      GUARANTOR
                                         CORP.        COMPANIES      COMPANIES     ELIMINATIONS      CONSOLIDATED
                                      -----------     -----------  -----------    -------------     ------------
              Assets
---------------------------------
Current assets:
 Cash and cash equivalents            $    10,693     $     1,857  $    19,739              --      $     32,289
 Accounts receivable, net                 113,655          25,205      154,616              --           293,476
 Inventories                               34,425          17,591       64,492              --           116,508
 Other current assets                      47,909           1,249       77,209              --           126,367
 Due from affiliates                      149,969          63,358        2,241    $   (215,568)               --
                                      -----------     -----------  -----------    -------------     ------------
  Total current assets                    356,651         109,260      318,297        (215,568)          568,640
                                      -----------     -----------  -----------    -------------     ------------
Property, plant and equipment,
 net                                      184,461          48,554      283,502              --           516,517
Investment in subsidiaries                648,053           3,489       66,926        (718,468)               --
Notes receivable from
 affiliates                               278,213         146,409       70,711        (495,333)               --
Goodwill, net                             429,663          82,769      450,035              --           962,467
Other assets, net                          47,989             510       25,481              --            73,980
                                      -----------     -----------  -----------    -------------     ------------
                                      $ 1,945,030     $   390,991  $ 1,214,952    $ (1,429,369)     $  2,121,604
                                      ===========     ===========  ===========    =============     ============
   Liabilities and Stockholders'
            Investment
---------------------------------
Current liabilities:
Accounts payable                      $   105,430     $    17,655  $   126,739    $                 $    249,824
                                                                                            --
Accrued liabilities                        71,248          12,522       93,557              --           177,327
Current maturities of long-
 term debt                                 42,122              50       18,675              --            60,847
Due to affiliates                          65,760          33,999      115,809        (215,568)               --
                                      -----------     -----------  -----------    -------------     ------------
    Total current liabilities             284,560          64,226      354,780        (215,568)          487,998
                                      -----------     -----------  -----------    -------------     ------------
Long-term debt, net of
 current maturities                       962,350              56       53,173              --         1,015,579
Other noncurrent liabilities               61,117          12,606       46,657              --           120,380
Notes payable to affiliates                84,625          23,851      386,857        (495,333)               --
                                      -----------     -----------  -----------    -------------     ------------
  Total liabilities                     1,392,652         100,739      841,467        (710,901)        1,623,957
                                      -----------     -----------  -----------    -------------     ------------
Mandatorily redeemable
 convertible trust preferred
 securities                                55,250              --           --              --            55,250
Stockholders' investment:                 497,128         290,252      373,485        (718,468)          442,397
                                      -----------     -----------  -----------    -------------     ------------
                                      $ 1,945,030     $   390,991  $ 1,214,952    $ (1,429,369)     $  2,121,604
                                      ===========     ===========  ===========    =============     ============

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
    FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
  CONSOLIDATING STATEMENTS OF INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2001
                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                          DURA                         NON-
                                         OPERATING    GUARANTOR      GUARANTOR
                                          CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                         ---------    ---------      ---------     ------------   ------------
 Revenues                                $ 301,749       $73,926     $ 302,112       $ (15,934)     $ 661,853
 Cost of sales                             259,782        60,364       265,734         (15,934)       569,946
                                         ---------      --------     ---------       ----------     ---------
   Gross profit                             41,967        13,562        36,378              --         91,907
 Selling, general and
   Administrative expenses                  20,298         3,660        13,675              --         37,633
 Facility Consolidation and other
 charges                                     1,616           708           305              --          2,629
 Amortization expense                        2,926           929         3,144              --          6,999
                                         ---------      --------     ---------       ----------     ---------
  Operating income                          17,127         8,265        19,254              --         44,646
 Interest expense, net                      16,179           658        11,696              --         28,533
                                         ---------      --------     ---------       ----------     ---------
  Income before provision for
    income taxes, equity in
     (earnings) losses of
    affiliates and minority interest           948         7,607         7,558              --         16,113
 Provision for income taxes                    975         2,368         2,941              --          6,284
 Minority interests and equity in
  (earnings) losses of affiliates,
  net                                       (9,856)           --          (715)         10,571             --
 Minority interest-dividends on
   trust preferred securities, net             611            --            --              --            611
  Dividends (to)/from affiliates                --          (682)         (683)          1,365             --
                                         ---------      --------     ---------       ----------     ---------
   Net income                            $   9,218       $ 5,921     $   6,015       $ (11,936)     $   9,218
                                         =========      ========     =========       ==========     ==========

10. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
    FINANCIAL INFORMATION:  (Continued)

                         DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                       THREE MONTHS ENDED MARCH 31, 2001
                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                         DURA                        NON-
                                       OPERATING     GUARANTOR    GUARANTOR
                                         CORP.       COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                       ---------     ---------    ---------     ------------    ------------

OPERATING ACTIVITIES:
 Net income                             $  9,218     $  5,921      $  6,015      $ (11,936)        $  9,218
 Adjustments to reconcile net
   Income to net cash
   Provided by operating
    activities:
 Depreciation and amortization             9,313        2,843        11,539             --           23,695
 Deferred income taxes                      (480)         346           224             --               90
 Equity in losses of affiliates
   and minority interest                  (9,856)          --          (715)        10,571               --
 Changes in other operating
   items                                  31,092        1,309       (28,141)            --            4,260
                                        --------     --------      ---------     ---------         --------
 Net cash provided by
  operating activities                    39,287       10,419       (11,078)        (1,365)          37,263
                                        --------     --------      ---------     ---------         --------
INVESTING ACTIVITIES:
 Capital expenditures, net                (2,559)      (1,401)      (11,216)            --          (15,176)
                                        --------     --------      ---------     ---------         --------
     Net cash used in investing
       activities                         (2,559)      (1,401)      (11,216)            --          (15,176)
                                        --------     --------      ---------     ---------         --------
FINANCING ACTIVITIES:
 Short-term borrowings
  (repayments), net                         (447)          53        (4,027)            --           (4,421)
 Long-term borrowings
  (repayments), net                      (58,178)          90        19,528             --          (38,560)
 Debt financing (to)/from
   affiliates                             14,103       (8,087)       (6,016)            --               --
 Proceeds from issuance of
  common stock and exercise
  of stock options                           109           --            --             --              109
Dividends paid                                --         (682)         (683)         1,365              --
                                        --------     --------      ---------     ---------         --------
   Net cash provided by (used in)
     financing activities                (44,413)      (8,626)        8,802          1,365          (42,872)
                                        --------     --------      ---------     ---------         --------
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                        (5,920)          --         6,347             --              427
                                        --------     --------      ---------     ---------         --------
NET CHANGE IN CASH
 AND CASH EQUIVALENTS                    (13,605)         392        (7,145)            --          (20,358)
CASH AND CASH
 EQUIVALENTS:
 Beginning of period                      18,154        1,060        11,224             --           30,438
                                        --------     --------      ---------     ---------         --------
 End of period                          $  4,549     $  1,452      $  4,079      $      --         $ 10,080
                                        ========     ========      =========     =========         ========

11. SUBSEQUENT EVENT

        In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes (Senior Notes), due April 2012. The interest on the Senior Notes is payable semi-annually. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the offering and to further relax certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt to enhance the economics of the offering. In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote-off deferred financing costs of approximately $3.4 million, net of income taxes, during the second quarter of 2002. This write-off will be reflected as an extraordinary item in Dura's second quarter 2002 consolidated statement of income.

        In May 2002, Dura divested its Steering Gear Business. The Steering Gear Business is a machining operation that utilized a technology that was determined to be non-essential to Dura's capabilities. This business employs approximately 200 people at a facility located in Woodley, England and generates annual revenue of approximately $20.0 million. The transaction will result in a one-time charge of approximately $22.0 million in the second quarter of 2002 consisting of asset write-downs and contractual commitments.

         ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

North American automotive production volumes proved to be solid during the first quarter of 2002 and the outlook remains promising. European automotive production volumes, however, are down versus prior year and the outlook is less certain. We anticipate that 2002 will continue to be a challenging environment and we believe that our ability to reduce costs and deliver quality products has prepared us for the conditions this uncertain market may present to us.

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2001.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

Revenues - Revenues for the three months ended March 31, 2002 were $616.2 million, a decrease of $45.7 million, or 6.9%, from $661.9 million for the three months ended March 31, 2001. Factors that unfavorably impacted revenue in 2002 included the divestiture of our Plastic Products, Australia and Thixotech businesses, the weakness in the European automotive industry and the weakening of the European currencies in relation to the US dollar.

Cost of Sales - Cost of sales for the three months ended March 31, 2002 were $539.8 million, a decrease of $30.1 million, or 5.3%, from $569.9 million for the three months ended March 31, 2001. Cost of sales as a percentage of revenues for the first quarter of 2002 increased to 87.6% compared to 86.1% in the first quarter of 2001. The corresponding reduction in gross margin is primarily the result of the lingering effects of difficult program launches in Europe that occurred during the later part of 2001.

Facility Consolidation and Other Charges - Throughout 2000 and 2001 Dura evaluated manufacturing capacity issues and opportunities for cost reduction given the reduced demand in the North America automotive and recreational vehicle markets and the available capacity within Dura's operations. In continuation of the actions taken in 2000, Dura recorded $2.4 million of additional restructuring charges in the first quarter of 2001 and $2.0 million relating to employee severance in the fourth quarter of 2001. Dura also expensed as incurred approximately $0.2 million of equipment relocation costs incurred during the first quarter of 2001. Dura funded these expenditures through cash flow from operations.

Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended March 31, 2002 were $34.3 million a decrease of $3.4 million, or 8.9%, from $37.6 million for the three months ended March 31, 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 5.6% for 2002 compared to 5.7% in the first of 2001. The decrease in cost is primarily the result of the salaried headcount reductions that occurred during the first and fourth quarters of 2001.

Amortization Expense - Amortization expense for the three months ended March 31, 2002, was $0.4 million a decrease of $6.6 million, or 94.3%, from $7.0 million for the three months ended March 31, 2001. The decrease is the result of Dura adopting SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise (See Adoption of SFAS No. 142 below).

Interest Expense - Interest expense for the three months ended March 31, 2002 was $22.5 million a decrease of $6.0 million, or 21.0%, from $28.5 million for the three months ended March 31, 2001. The decrease in interest expense is due to lower interest rates on LIBOR contracts and debt pay-down during 2001 and the first three months of 2002. This decrease was slightly offset by the higher interest cost related to the additional issuance of $158.5 million of Senior Subordinated Notes (see below).

Income Taxes - The effective income tax rate was 38.0% for the three months ended March 31, 2002 and 39.0% for the three months ended March 31, 2001. The effective income tax rate decreased as a result of the impact of adopting SFAS No. 142 offset by a change in the mix of income by tax jurisdiction. The overall effective rates differed from the statutory rates as a result of lower combined foreign tax rates and the effects of state taxes.

Minority Interest - Minority interest for the three months ended March 31, 2002 and March 31, 2001 represents dividends, net of income tax benefits, on the 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

Adoption of SFAS No. 141 and 142 - In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura is required to adopt SFAS No. 142 effective January 1, 2002. Dura has not determined the impact of adopting SFAS No. 142 on its earnings and financial position, including whether it will be required to recognize any transitional impairment losses as a cumulative effect of a change in accounting principle. Had SFAS No. 141 and 142 been effective January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):


                                                    Three months ended
                                                         March 31,
                                             ----------------------------------
                                                  2002               2001
                                             ----------------    --------------

Net income, as reported                        $  11,224            $  9,218
Add back goodwill amortization, net of
  tax                                                 --               6,036
                                             ----------------    --------------
Adjusted net income                            $  11,224            $ 15,254

Basic earnings per share:
Net income, as reported                        $    0.63            $   0.52
Goodwill amortization                                 --                0.34
                                             ----------------    --------------
Adjusted net income                            $    0.63            $   0.86

Diluted earnings per share:
Net income, as reported                        $    0.61            $   0.52
Goodwill amortization                                 --                0.31
                                             ----------------    --------------
Adjusted net income                            $    0.61            $   0.83


LIQUIDITY AND CAPITAL RESOURCES

During the first three months of 2002, Dura provided cash from operations of $57.3 million, compared to $37.3 million in 2001. Cash generated from operations before changes in working capital items was $36.6 million for the first three months of 2002 compared to $33.0 million for 2001. Working capital generated cash of $20.7 million in the first three months of 2002 compared to requiring $4.3 million in 2001. The improvement in working capital is primarily the result of Dura's continued focus on reducing accounts receivable and inventory levels during 2002.

Net cash provided by investing activities was $18.5 million for the first three months of 2002 as compared to a use of $15.2 million in 2001. Net proceeds from disposition of businesses provided $32.5 million and net capital expenditures totaled $14.0 million for the first three months of 2002. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $15.2 million in 2001.

Net cash used in financing activities totaled $67.8 million for the first three months of 2002 compared with $42.9 million in 2001, principally for the repayment of outstanding indebtedness.

In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. As of March 31, 2002, rates on borrowings under the Credit Agreement ranged from 4.1% to 6.3%. Borrowings under the tranche A term loan are due and payable in March 2005 and borrowings under the tranche B term loan are due and payable in March 2006. The revolving credit facility is available until March 2005. Borrowings under the interim loan were repaid in April 1999.

The Credit Agreement contains various restrictive covenants that limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of March 31, 2002. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of March 31, 2002, Dura had no borrowings outstanding under the revolver.

At March 31, 2002, Dura had unused borrowing capacity of approximately $382.2 million of which $39.3 million was available under its most restrictive debt covenant. Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At March 31, 2002, Dura had unsecured overdraft facilities outstanding of $6.6 million, which is included in current maturities of long-term debt on the balance sheet. At March 31, 2002, Dura had unsecured overdraft facilities available from banks of approximately $26.1 million. The average interest rate on the outstanding overdraft facilities at March 31, 2002 was approximately 5.0%. Dura believes the borrowing availability under its credit agreement, uncommitted overdraft facilities and funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2002 capital expenditures will be approximately $80.0 million.

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

SUBSEQUENT EVENT

In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes (Senior Notes), due April 2012. The interest on the Senior Notes is payable semi-annually. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the 275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the offering and to further relax certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt to enhance the economics of the offering. In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote-off deferred financing costs of approximately $3.4 million, net of income taxes, during the second quarter of 2002. This write-off will be reflected as an extraordinary item in Dura's second quarter 2002 consolidated statement of income.

In May 2002, Dura divested its Steering Gear Business. The Steering Gear Business is a machining operation that utilized a technology that was determined to be non-essential to Dura's capabilities. This business employs approximately 200 people at a facility located in Woodley, England and generates annual revenue of approximately $20.0 million. The transaction will result in a one-time charge of approximately $22.0 million in the second quarter of 2002 consisting of asset write-downs and contractual commitments.

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

FOREIGN CURRENCY TRANSACTIONS

A significant portion of Dura's revenues during the three months ended March 31, 2002 was derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A significant portion of Dura's assets at March 31, 2002 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENT

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for Dura for the year ending December 31, 2003. The adoption of this statement will not have a material effect on our results of operations or financial position.

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

There have been no material changes to our exposures to market risk since December 31, 2001.

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings:

         Other than as reported in Dura's 2001 Annual Report on Form 10-K under the caption "Legal Proceedings," Dura is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business of Dura.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)   Exhibits

         10.1 Second Amendment to Amended and Restated Credit Agreement dated as of June 15, 2001 among Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp., Dura Holding Germany GmbH, Dura Asia-Pacific Pty Limited ACN 004 884 539, Dura Automotive Systems (Canada), Ltd., Trident Automotive Limited, Dura Automotive Systems Limited, Spicebright Limited, Dura Automotive Systems Cable Operations Inc., Moblan Investments B.V., Dura Automotive Acquisition Limited, Dura Automotive Holding GmbH & Co. KG, and Adwest France, S.A.; Bank of America National Trust and Savings Association, as Agent, BA Australia Limited, as Australian Lender, Bank of America Canada, as Canadian Lender, Bank of America National Trust and Savings Association, as Swing Line Lender and Issuing Lender, and the other financial institutions party hereto; NationsBanc Montgomery Securities LLC, as Lead Arranger and Book Manager.

         10.2 Third Amendment to Amended and Restated Credit Agreement dated as of August 24, 2001 among Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp., Dura Holding Germany GmbH, Dura Automotive Systems (Canada), Ltd., Trident Automotive Limited, Dura Automotive Systems Limited, Spicebright Limited, Dura Automotive Systems Cable Operations Inc., Moblan Investments B.V., Dura Automotive Acquisition Limited, Dura Automotive Holding GmbH & Co. KG, and Adwest France, S.A.; Bank of America National Trust and Savings Association, as Agent, BA Australia Limited, as Australian Lender, Bank of America Canada, as Canadian Lender, Bank of America National Trust and Savings Association, as Swing Line Lender and Issuing Lender, and the other financial institutions party hereto; NationsBanc Montgomery Securities LLC, as Lead Arranger and Book Manager.

         10.3 Fourth Amendment to Amended and Restated Credit Agreement dated as of April 17, 2002 among Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp., Dura Holding Germany GmbH, Dura Automotive Systems (Canada), Ltd., Trident Automotive Limited, Dura Automotive Systems Limited, Spicebright Limited, Dura Automotive Systems Cable Operations Inc., Moblan Investments B.V., Dura Automotive Acquisition Limited, Dura Automotive Holding GmbH & Co. KG, and Adwest France, S.A.; Bank of America National Trust and Savings Association, as Agent, BA Australia Limited, as Australian Lender, Bank of America Canada, as Canadian Lender, Bank of America National Trust and

               Savings Association, as Swing Line Lender and Issuing Lender, and the other financial institutions party hereto; NationsBanc Montgomery Securities LLC, as Lead Arranger and Book Manager.

     10.4 Supplemental Indenture, dated as of February 21, 2002, by and among Dura G.P., a Delaware general partnership, Dura Operating Corp., a Delaware corporation, Dura Automotive Systems, Inc., a Delaware corporation, Dura Automotive Systems Cable Operations, Inc., a Delaware corporation, Universal Tool & Stamping Company Inc., an Indiana corporation, Adwest Electronics, Inc., a Delaware corporation, Dura Automotive Systems of Indiana, Inc. an Indiana corporation, Atwood Automotive Inc., a Michigan corporation and Mark I Molded Plastics of Tennessee, Inc. a Tennessee corporation, Atwood Mobile Products, Inc., an Illinois corporation, and U.S. Bank Trust National Association, as trustee under the Indentures.

     10.5 Tranche C term loan supplement to amended and restated credit agreement dated as of April 18, 2002 is entered into among Dura Operating Corp., the financial institutions listed on the signature pages hereof, and Bank of America, N.A., as agent for the Lenders under the Agreement.

     10.6      Master Assignment and Acceptance Agreement (Tranche C Term
               Loan) dated as of April 24, 2002 is made between Bank of America, N.A. and each of the parties listed on Annex I hereto.

         (b)   Reports on Form 8-K

         During the quarter for which this report is filed, Dura filed the following Form 8-K Current Report with the Securities and Exchange
         Commission:

                        1. Dura's current report on Form 8-K dated January 29, 2002, under Item 5 (Commission File No. 0-21139).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             DURA AUTOMOTIVE SYSTEMS, INC.


Date:  May 15, 2002                          By /s/ David Bovee
                                                ---------------
                                                David Bovee
                                                Vice President, Chief Financial Officer
                                                (principal accounting and financial
                                                officer)

                                 EXHIBIT INDEX


Exhibit Number                     Exhibit Description
--------------                     -------------------

     10.1 Second Amendment to Amended and Restated Credit Agreement dated as of June 15, 2001 among Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp., Dura Holding Germany GmbH, Dura Asia-Pacific Pty Limited ACN 004 884 539, Dura Automotive Systems (Canada), Ltd., Trident
                  Automotive Limited, Dura Automotive Systems Limited, Spicebright Limited, Dura Automotive Systems Cable Operations Inc., Moblan Investments B.V., Dura Automotive Acquisition Limited, Dura Automotive Holding GmbH & Co. KG, and Adwest France, S.A.; Bank of America National Trust and Savings Association, as Agent, BA Australia Limited, as Australian Lender, Bank of America Canada, as Canadian Lender, Bank of America National Trust and Savings Association, as Swing Line Lender and Issuing Lender, and the other financial institutions party hereto; NationsBanc Montgomery Securities LLC, as Lead Arranger and Book Manager.

     10.2 Third Amendment to Amended and Restated Credit Agreement dated as of August 24, 2001 among Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp., Dura Holding Germany GmbH, Dura Automotive Systems (Canada), Ltd., Trident Automotive Limited, Dura Automotive Systems Limited, Spicebright Limited, Dura Automotive Systems Cable Operations Inc., Moblan Investments B.V., Dura Automotive Acquisition Limited, Dura Automotive Holding GmbH & Co. KG, and Adwest France, S.A.; Bank of America National Trust and Savings Association, as Agent, BA Australia Limited, as Australian Lender, Bank of America Canada, as Canadian Lender, Bank of America National Trust and Savings Association, as Swing Line Lender and Issuing Lender, and the other financial institutions party hereto; NationsBanc Montgomery Securities LLC, as Lead Arranger and Book Manager.

     10.3 Fourth Amendment to Amended and Restated Credit Agreement dated as of April 17, 2002 among Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp., Dura Holding Germany GmbH, Dura Automotive Systems (Canada), Ltd., Trident Automotive Limited, Dura Automotive Systems Limited, Spicebright Limited, Dura Automotive Systems Cable Operations Inc., Moblan Investments B.V., Dura Automotive Acquisition Limited, Dura Automotive Holding GmbH & Co. KG, and Adwest France, S.A.; Bank of America National Trust and Savings Association, as Agent, BA Australia Limited, as Australian Lender, Bank of America Canada, as Canadian Lender, Bank of America National Trust and Savings Association, as Swing Line Lender and Issuing Lender, and the other financial institutions party hereto; NationsBanc Montgomery Securities LLC, as Lead Arranger and Book Manager.

     10.4 Supplemental Indenture, dated as of February 21, 2002, by and among Dura G.P., a Delaware general partnership, Dura Operating Corp., a Delaware corporation, Dura Automotive Systems, Inc., a Delaware corporation, Dura Automotive Systems Cable Operations, Inc., a Delaware corporation, Universal Tool & Stamping Company Inc., an Indiana corporation, Adwest Electronics, Inc., a Delaware corporation, Dura Automotive Systems of Indiana, Inc. an Indiana corporation, Atwood Automotive Inc., a Michigan corporation and Mark I Molded Plastics of Tennessee, Inc. a Tennessee corporation, Atwood Mobile Products, Inc., an Illinois corporation, and U.S. Bank Trust National Association, as trustee under the Indentures.

     10.5 Tranche C term loan supplement to amended and restated credit agreement dated as of April 18, 2002 is entered into among Dura Operating Corp., the financial institutions listed on the signature pages hereof, and Bank of America, N.A., as agent for the Lenders under the Agreement.

     10.6         Master Assignment and Acceptance Agreement (Tranche C Term
                  Loan) dated as of April 24, 2002 is made between Bank of America, N.A. and each of the parties listed on Annex I hereto.