Form 10-Q
period 2002-06-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2002-08-13
CIK 1016177

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

       Yes X                                       No
          ----                                       ----

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at August 1, 2002 was 16,376,497 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at August 1, 2002 was 1,841,150 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2001 (unaudited)

                    Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2002 and 2001 (unaudited)

                    Condensed Consolidated Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001

                    Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001 (unaudited)

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


SIGNATURE

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS - UNAUDITED)


                                                               Three Months Ended June 30,
                                                              -----------------------------
                                                               2002                  2001
                                                              ---------           ---------
Revenues                                                      $ 667,283           $ 666,321
Cost of sales                                                   577,312             577,310
                                                              ---------           ---------
        Gross profit                                             89,971              89,011
Selling, general and administrative expenses                     35,637              36,099
Facility consolidation and other charges                         21,088                  --
Amortization expense                                                289               6,695
                                                              ---------           ---------
        Operating income                                         32,957              46,217
Interest expense, net                                            20,972              24,616
                                                              ---------           ---------
        Income before provision for income taxes and
          minority interest                                      11,985              21,601
Provision for income taxes                                       15,952               8,061
Minority interest - dividends on trust preferred
  securities, net                                                   601                 674
                                                              ---------           ---------
        Income (loss) before extraordinary item               $  (4,568)          $  12,866
Extraordinary item                                               (3,422)                 --
                                                              ---------           ---------
        Net income (loss)                                     $  (7,990)          $  12,866
                                                              =========           =========
Basic earnings (loss) per share:
        Income (loss) before extraordinary item               $   (0.26)          $    0.72
        Extraordinary item                                        (0.19)                 --
                                                              ---------           ---------
            Net income (loss)                                 $   (0.45)          $    0.72
                                                              =========           =========
Basic shares outstanding                                         17,935              17,757
                                                              =========           =========
Diluted earnings (loss) per share:
        Income (loss) before extraordinary item               $   (0.26)          $    0.70
        Extraordinary item                                        (0.19)                 --
                                                              ---------           ---------
            Net income (loss)                                 $   (0.45)          $    0.70
                                                              =========           =========
Diluted shares outstanding                                       17,935              19,353
                                                              =========           =========


           The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS - UNAUDITED)

                                                                  Six Months Ended June 30,
                                                              ---------------------------------
                                                                  2002               2001
                                                              --------------    ---------------
Revenues                                                      $ 1,283,464           $ 1,328,174
Cost of sales                                                   1,117,145             1,147,256
                                                              -----------           -----------
        Gross profit                                              166,319               180,918
Selling, general and administrative expenses                       69,904                73,732
Facility consolidation and other charges                           21,088                 2,629
Amortization expense                                                  685                13,694
                                                              -----------           -----------
        Operating income                                           74,642                90,863
Interest expense, net                                              43,518                53,149
                                                              -----------           -----------
        Income before provision for income taxes and
          minority interest                                        31,124                37,714
Provision for income taxes                                         23,225                14,345
Minority interest - dividends on trust preferred
  securities, net                                                   1,243                 1,285
                                                              -----------           -----------
        Income before extraordinary item                      $     6,656           $    22,084
Extraordinary item                                                 (3,422)                   --
                                                              -----------           -----------
        Net income                                            $     3,234           $    22,084
                                                              ===========           ===========
Basic earnings per share:
        Income before extraordinary item                      $      0.37          $       1.25
        Extraordinary item                                          (0.19)                   --
                                                              -----------           -----------
           Net Income                                                0.18                  1.25
                                                              ===========           ===========
Basic shares outstanding                                           17,875                17,736
                                                              ===========           ===========
Diluted earnings per share:
        Income before extraordinary item                      $      0.36           $      1.22
        Extraordinary item                                          (0.18)                   --
                                                              -----------           -----------
           Net income                                         $      0.18           $      1.22
                                                              ===========           ===========
Diluted shares outstanding                                         18,417                19,214
                                                              ===========           ===========

         The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                           June 30,            December 31,
                             Assets                                          2002                  2001
------------------------------------------------------------------     -----------------      ----------------
                                                                         (unaudited)
Current assets:
       Cash and cash equivalents                                       $       124,179       $         32,289
       Accounts receivable, net                                                332,664                293,476
       Inventories                                                             119,187                116,508
       Other current assets                                                    135,892                126,367
                                                                       -----------------      ----------------
             Total current assets                                              711,922                568,640
                                                                       -----------------      ----------------

Property, plant and equipment, net                                             493,557                516,517
Goodwill, net                                                                  976,525                962,467
Deferred income taxes and other assets, net                                     84,164                 73,980
                                                                       -----------------      ----------------
                                                                       $     2,266,168        $     2,121,604
                                                                       =================      ================

            Liabilities and Stockholders' Investment
------------------------------------------------------------------

Current liabilities:
       Accounts payable                                                $       282,798        $       249,824
       Accrued liabilities                                                     236,296                177,327
       Current maturities of long-term debt                                      5,276                 60,847
                                                                       -----------------      ----------------
             Total current liabilities                                         524,370                487,998
                                                                       -----------------      ----------------
Long-term debt, net of current maturities                                    1,067,003              1,015,579
Other noncurrent liabilities                                                   131,591                120,380

Mandatorily redeemable convertible trust preferred securities                   55,250                 55,250
                                                                       -----------------      ----------------

Stockholders' investment:
       Common stock - Class A                                                      163                    147
       Common stock - Class B                                                       19                     31
       Additional paid-in capital                                              346,394                342,694
       Treasury stock                                                           (1,652)                (1,891)
       Retained earnings                                                       164,502                161,268
       Accumulated other comprehensive loss                                    (21,472)               (59,852)
                                                                       -----------------      ----------------
             Total stockholders' investment                                    487,954                442,397
                                                                       -----------------      ----------------
                                                                       $     2,266,168        $     2,121,604
                                                                       =================      ================


           The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                         Six Months Ended June 30,
                                                                   ---------------------------------
                                                                      2002                 2001
                                                                   -------------     ---------------
OPERATING ACTIVITIES:
      Net income                                                      $   3,234           $  22,084
      Adjustments to reconcile net income to
        net cash provided by operating activities -
         Depreciation and amortization                                   37,323              47,992
         Deferred income taxes                                            9,548               1,584
         Extraordinary loss on extinguishment of debt                     3,422                  --
         Changes in other operating items                                53,119              65,287
                                                                      ---------           ---------
         Net cash provided by operating activities                      106,646             136,947
                                                                      ---------           ---------

INVESTING ACTIVITIES:
      Net proceeds from disposition of businesses                        31,122                  --
      Capital expenditures, net                                         (25,935)            (29,639)
                                                                      ---------           ---------
         Net cash provided by (used in) investing activities              5,187             (29,639)
                                                                      ---------           ---------
FINANCING ACTIVITIES:
      Short-term debt repayments, net                                   (58,117)             (5,074)
      Long-term debt repayments, net                                   (306,219)           (100,617)
      Proceeds from issuance of senior notes                            350,000                  --
      Debt issue costs                                                  (10,964)                 --
      Proceeds from issuance of common stock and
        exercise of stock options                                         3,704                  --
      Other, net                                                            239                 105
                                                                      ---------           ---------

         Net cash used in financing activities                          (21,357)           (105,586)
                                                                      ---------           ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   1,414              (2,495)
                                                                      ---------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                        91,890                (773)

CASH AND CASH EQUIVALENTS:
      Beginning of period                                                32,289              30,438
                                                                      ---------           ---------
      End of period                                                   $ 124,179           $  29,665
                                                                      =========           =========


SUPPLEMENTAL DISCLOSURE:
      Cash paid for interest                                          $  39,977           $  53,164
      Cash paid (refunded) for income taxes                           $   6,247           $    (588)


           The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

        General - Dura Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries (Dura) designs and manufactures components and systems primarily for the global automotive industry. Dura has over 70 manufacturing and product development facilities located in the United States, Brazil, Canada, Czech Republic, France, Germany, Mexico, Portugal, Spain and the United Kingdom.

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

        Revenues and operating results for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.    INVENTORIES

        Inventories consisted of the following (in thousands):

                                        June 30,         December 31,
                                         2002               2001
                                      ----------        ------------
           Raw materials              $   63,608        $     65,228
           Work-in-process                26,760              25,369
           Finished goods                 28,819              25,911
                                      ----------        ------------
                                      $  119,187        $    116,508
                                      ==========        ============


3.    EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted earnings (loss) per share is computed under the treasury stock method and calculates the dilutive effect of potential common shares, as follows (in thousands, except share and per share amounts):

                                                                         Three months                  Six months
                                                                        ended June 30,                 ended June 30,
                                                              --------------------------    -------------------------
                                                                 2002            2001          2002          2001
                                                              -----------     ----------    -----------    ----------
Net income (loss)                                              $ (7,990)       $ 12,866       $  3,234       $ 22,084
Interest expense on mandatorily redeemable
  convertible preferred securities, net of tax - diluted             --             674             --          1,285
                                                               --------        --------       --------       --------
Net income (loss) applicable to common
  stockholders - diluted                                       $ (7,990)       $ 13,540       $  3,234       $ 23,369
                                                               ========        ========       ========       ========

Weighted average number of Class A
  common shares outstanding                                      15,717          14,488         15,244         14,445
Weighted average number of Class B
  common shares outstanding                                       2,218           3,269          2,631          3,291
                                                               --------        --------       --------       --------
                                                                 17,935          17,757         17,875         17,736
Dilutive effect of outstanding stock options
  after application of the treasury stock method                     --             307            542            189
Dilutive effect of mandatorily redeemable
  convertible preferred securities, assuming
  conversion                                                         --           1,289             --          1,289
                                                               --------        --------       --------       --------
Diluted shares outstanding                                       17,935          19,353         18,417         19,214
                                                               ========        ========       ========       ========
Basic earnings (loss) per share                                $  (0.45)       $   0.72       $   0.18       $   1.25
                                                               ========        ========       ========       ========
Diluted earnings (loss) per share                              $  (0.45)       $   0.70       $   0.18       $   1.22
                                                               ========        ========       ========       ========


         Potential common shares of approximately 1,978,000, relating to Dura's outstanding stock options and Preferred Securities were excluded from the computation of diluted earnings per share for the three months ended June 30, 2002, as inclusion of these shares would have been anti-dilutive. Potential common shares of approximately 1,289,000, relating to Dura's Preferred Securities were excluded from the computation of diluted earnings per share for the six months ended June 30, 2002, as inclusion of these shares would have been anti-dilutive.

4.       FACILITY CONSOLIDATION AND OTHER CHARGES

   Divestitures

        In May 2002, Dura divested its Steering Gear Business. The Steering Gear Business is a machining operation that utilized a technology that was determined to be non-essential to Dura's capabilities. This business employs approximately 200 people in England and generated annual revenue of approximately $20.0 million. The transaction resulted in a one-time charge of approximately $19.2 million consisting of asset write-downs and remaining contractual commitments. No tax benefit was recorded related to this charge. In addition, Dura also wrote-off approximately $2.1 million related to certain deferred tax assets and this is included in the provision for income taxes in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2002. The effects of this divestiture on future operating results will not be significant.

        In November 2001, Dura entered into a definitive agreement to divest its Plastic Products Business for gross proceeds of approximately $41.0 million. The transaction closed in January 2002. The net cash proceeds of approximately $31.1 million were used to repay outstanding indebtedness. The Plastic Products Business designs, engineers, and manufactures plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic applications markets. This business employs approximately 750 people in three facilities located in Mishawaka, Indiana, Bowling Green, Kentucky and Jonesville, Michigan and generated approximately $80.0 million in annual revenue. Two members of Dura's board of directors are members of management of an investor group which is general partner of the controlling shareholder of the acquiring company. Dura recorded a noncash charge of approximately $7.4 million in the fourth quarter of 2001 for the estimated loss upon divestment. In the second quarter of 2002, Dura recorded an additional $1.9 million charge related to final negotiation of purchase price adjustments. The effect of this divestiture on future operating results will not be significant.

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

        Costs incurred and charged to the reserves as of June 30, 2002 amounted to $9.9 million in severance related costs and $0.4 million in facility closure costs. During 2001, additional adjustments were made of $0.1 million to decrease the reserve for employee severance, as the actual costs incurred were less than originally estimated.

        The decision to exit the two facilities will result in a reduction in the work force of approximately 52 salaried and 408 hourly employees of which 52 salaried and 406 hourly employees have been severed as of June 30, 2002. Additionally, the decision to consolidate two divisions into one and to reduce support personnel to a level consistent with future business requirements resulted in a reduction of approximately 217 salaried employees of which 216 have been severed as of June 30, 2002. These restructuring actions are anticipated to be complete in 2002.

5.       ACQUISITION INTEGRATIONS

         Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of June 30, 2002, purchase liabilities recorded in conjunction with the acquisitions included approximately $18.4 million for costs associated with the shutdown and consolidation of certain acquired facilities and $4.1 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $1.4 million related to acquired facilities and $0.6 million in severance and other related costs during the quarter ended June 30, 2002. The remaining employee terminations and facility closures are expected to be completed by the end of 2002 except for certain contractual obligations that extend beyond that date.

6.       LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):


                                          June 30,             December 31,
                                            2002                  2001
                                        -----------             -----------
Credit Agreement:
  Tranche A and B term loans            $        --             $   454,306
  Tranche C term loan                       150,000                      --
  Revolving credit facility                      --                  62,584
Senior notes                                353,346                      --
Subordinated notes                          549,936                 539,700
Other                                        18,997                  19,836
                                        -----------             -----------
                                          1,072,279               1,076,426
Less - Current maturities                    (5,276)                (60,847)
                                        -----------             -----------
Total long-term debt                    $ 1,067,003             $ 1,015,579
                                        ===========             ===========

        In connection with the acquisitions of Adwest and Excel, Dura entered into an amended and restated $1.15 billion credit agreement (Credit Agreement). The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

        In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes (Senior Notes), due April 2012. The interest on the Senior Notes is payable semi-annually. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008 with no early payment penalties. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the offering and to further relax certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt (see Note 8). In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote-off debt issuance costs of approximately $3.4 million, net of income taxes, during the second quarter of

2002. This write-off is reflected as an extraordinary item in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2002.

        As of June 30, 2002, rates on borrowings under the Credit Agreement are based on LIBOR and were 4.3 percent. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of June 30, 2002. Borrowings under the Credit Agreement are collateralized by certain assets of Dura.

        The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of June 30, 2002, Dura had no borrowings outstanding under the revolver.

        Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At June 30, 2002, Dura had no borrowings outstanding under its unsecured overdraft facilities. At June 30, 2002, Dura had unsecured overdraft facilities available from banks of approximately $37.1 million.

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


7.       BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura is required to adopt SFAS No. 142 effective January 1, 2002. As of June 30, 2002, Dura has completed step one of the transitional goodwill impairment test. The results of this step have identified that Dura may have to record an impairment loss related to its Controls Systems and Other Operating Companies reportable units, as defined under SFAS No. 142. Based on current estimates, Dura believes the range of the transitional goodwill impairment to be from $200.0 million to $240.0 million. Dura will complete step two of the transitional goodwill impairment test prior to the end of the year. Had the non-amortization provision of SFAS No. 141 and 142 been adopted January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):

                                                    Three months ended              Six months ended
                                                         June 30,                       June 30,
                                             ----------------------------      --------------------------
                                                2002             2001            2002            2001
                                             -----------      -----------      ---------       ----------
Net income (loss), as reported               $   (7,990)      $   12,866       $    3,234      $   22,084
Add back goodwill amortization, net of
  tax                                                --            5,886               --          11,922
                                             ----------       ----------       ----------      ----------
Adjusted net income (loss)                   $   (7,990)      $   18,752       $    3,234      $   34,006

Basic earnings (loss) per share:
Net income (loss), as reported               $    (0.45)      $     0.72       $     0.18      $     1.25
Goodwill amortization                                --             0.33               --            0.67
                                             ----------       ----------       ----------      ----------
Adjusted net income (loss)                   $    (0.45)      $     1.05       $     0.18      $     1.92

Diluted earnings (loss) per share:
Net income (loss), as reported               $    (0.45)      $     0.70       $     0.18      $     1.22
Goodwill amortization                                --             0.30               --            0.62
                                             ----------       ----------       ----------      ----------
Adjusted net income (loss)                   $    (0.45)      $     1.00       $     0.18      $     1.84


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

        Dura uses forward exchange contracts to hedge its foreign currency exposure related to the interest payments under its outstanding 100 million Euro denominated Senior Subordinated Notes. Dura designated these contracts at their inception as a cash flow hedge. At June 30, 2002, Dura had outstanding contracts to purchase $4.5 million Euro (approximately $3.9 million), representing the interest payments due during 2002. The estimated fair value of these foreign exchange contracts based upon market quotes was approximately $4.4 million. The net realized gain of approximately $0.5 million is included in accumulated other comprehensive income in the accompanying June 30, 2002 condensed consolidated balance sheet.

        In April 2002, in connection with the Senior Note offering, Dura entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions. Dura designated these contracts at their inception as a fair value hedge. At June 30, 2002,

Dura's swap contracts outstanding had a fair value based upon market quotes of approximately $3.3 million and this amount is included in long term debt in the accompanying June 30, 2002 condensed consolidated balance sheet.

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

                                                 Three months ended                  Six months ended
                                                      June 30,                           June 30,
                                             -------------------------           ------------------------
                                              2002             2001                 2002          2001
                                             ---------      ----------           --------       ---------
Net income (loss)                            $ (7,990)      $ 12,866             $  3,234       $ 22,084
Other comprehensive income:
     Foreign currency translation
       adjustment                              46,110         (8,191)              39,079        (29,171)
     Derivative instruments                    (1,102)          (830)                (699)          (617)
                                             --------       --------             --------       --------
Comprehensive income (loss)                  $ 37,018       $  3,845             $ 41,614         (7,704)
                                             ========       ========             ========       ========


10.      NEW ACCOUNTING PRONOUNCEMENTS

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

        In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which was effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. Dura adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have a material impact on our results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of

Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for Dura for the year ending December 31, 2003. The adoption of this statement may result in a reclassification within our results of operations.

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

11. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
    FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2002
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                         DURA                            NON-
                                       OPERATING      GUARANTOR       GUARANTOR
                                         CORP.        COMPANIES        COMPANIES       ELIMINATIONS       CONSOLIDATED
                                       ---------      ---------        ---------       ------------       ------------
        Assets
-------------------------------
Current assets:
 Cash and cash equivalents           $    60,912      $     1,438      $    61,829      $        --       $   124,179
 Accounts receivable, net                 97,077           34,326          201,261               --           332,664
 Inventories                              30,794           20,360           68,033               --           119,187
 Other current assets                     41,115            2,169           92,608               --           135,892
 Due from affiliates                      95,391           69,540               --         (164,931)               --
                                     -----------      -----------      -----------      -----------       -----------
  Total current assets                   325,289          127,833          423,731         (164,931)          711,922
                                     -----------      -----------      -----------      -----------       -----------
Property, plant and equipment,
  net                                    145,123           52,940          295,494               --           493,557
Investment in subsidiaries               690,451           20,949           69,773         (781,173)               --
Notes receivable from
  affiliates                             414,821          178,085           70,713         (663,619)               --
Goodwill, net                            423,392           82,770          470,363               --           976,525
Other assets, net                         58,259              655           25,250               --            84,164
                                     -----------      -----------      -----------      -----------       -----------
Total Assets                         $ 2,057,335      $   463,232      $ 1,355,324      $(1,609,723)      $ 2,266,168
                                     ===========      ===========      ===========      ===========       ===========
  Liabilities and Stockholders'
            Investment
-------------------------------
Current liabilities:
Accounts payable                     $   113,370      $    27,612      $   141,816               --       $   282,798
Accrued liabilities                      103,538           15,866          116,892               --           236,296
Current maturities of long-
 term debt                                 1,539               50            3,687               --             5,276
Due to affiliates                         72,518           45,744           46,669      $  (164,931)               --
                                     -----------      -----------      -----------      -----------       -----------
    Total current liabilities            290,965           89,272          309,064         (164,931)          524,370
                                     -----------      -----------      -----------      -----------       -----------
Long-term debt, net of
current maturities                     1,051,844               32           15,127               --         1,067,003
Other noncurrent liabilities              63,957           14,420           53,214               --           131,591
Notes payable to affiliates               91,711               --          571,908         (663,619)               --
                                     -----------      -----------      -----------      -----------       -----------
  Total liabilities                    1,498,477          103,724          949,313         (828,550)        1,722,964
                                     -----------      -----------      -----------      -----------       -----------
Mandatorily redeemable
 convertible trust preferred
 securities                               55,250               --               --               --            55,250
Stockholders' investment:                503,608          359,508          406,011         (781,173)          487,954
                                     -----------      -----------      -----------      -----------       -----------
Total Liabilities & SH Invest        $ 2,057,335      $   463,232      $ 1,355,324      $(1,609,723)      $ 2,266,168
                                     ===========      ===========      ==========       ============      ===========


11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
 CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                          DURA                        NON-
                                        OPERATING    GUARANTOR      GUARANTOR
                                         CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                        -------       ---------     ---------     ------------   ------------
Revenues                              $ 287,517       $ 104,879       $ 287,393       $ (12,506)      $ 667,283
Cost of sales                           250,693          80,608         258,517         (12,506)        577,312
                                      ---------       ---------       ---------       ---------       ---------
  Gross profit                           36,824          24,271          28,876              --          89,971
Selling, general and
 administrative expenses                 15,761           4,031          15,845              --          35,637
Facility consolidation and other
 charges                                  1,863              --          19,225                          21,088
Amortization expense                        184               1             104              --             289
                                      ---------       ---------       ---------       ---------       ---------
 Operating income                        19,016          20,239          (6,298)             --          32,957
Interest expense, net                    13,049             (26)          7,949              --          20,972
                                      ---------       ---------       ---------       ---------       ---------
 Income before provision for
 income taxes, equity in
   (earnings) of affiliates and
   minority interest                      5,967          20,265         (14,247)             --          11,985
Provision for income taxes                5,330           6,378           4,244              --          15,952
Equity in (earnings) of
 affiliates, net                          5,429              --          (1,439)         (3,990)             --
Minority interest-dividends on
 trust preferred securities, net            601              --              --              --             601
Dividends (to)/ from affiliates            (825)             --              --             825              --
                                      ---------       ---------       ---------       ---------       ---------
   Income (loss) before
    extraordinary item                   (4,568)         13,887         (17,052)          3,165          (4,568)
Extraordinary item                       (3,422)             --              --              --          (3,422)
                                      ---------       ---------       ---------       ---------       ---------

   Net income (loss)                  $  (7,990)      $  13,887       $ (17,052)      $   3,165       $  (7,990)
                                      =========       =========       =========       =========       =========


11. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
    FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
  CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                          DURA                                NON-
                                          OPERATING        GUARANTOR         GUARANTOR
                                          CORP.            COMPANIES          COMPANIES      ELIMINATIONS     CONSOLIDATED
                                        ----------         ---------         ----------      ------------     ------------
Revenues                                $   561,683       $   197,816       $   549,215       $   (25,250)      $ 1,283,464
Cost of sales                               492,758           153,164           496,473           (25,250)        1,117,145
                                        -----------       -----------       -----------       -----------       -----------

Gross profit                                 68,925            44,652            52,742                --           166,319
Selling, general and
 Administrative expenses                     31,353             7,885            30,666                --            69,904
Facility consolidation and
 other charges                                1,863                --            19,225                --            21,088
Amortization expense                            474                 3               208                --               685
                                        -----------       -----------       -----------       -----------       -----------
 Operating income                            35,235            36,764             2,643                --            74,642
Interest expense, net                        27,154               (50)           16,414                --            43,518
                                        -----------       -----------       -----------       -----------       -----------
 Income before provision for
   income taxes, equity in
   (earnings) losses of affiliates
   and minority interest                      8,081            36,814           (13,771)               --            31,124
Provision for income taxes                    6,472            12,113             4,640                --            23,225
Minority interests and equity in
 (earnings) losses of affiliates,
 net                                         (4,455)               --            (2,581)            7,036                --
Minority interest-dividends on
 Trust preferred securities, net              1,243                --                --                --             1,243
Dividends (to)/ from affiliates              (1,835)               --                --             1,835                --
                                        -----------       -----------       -----------       -----------       -----------
   Income (loss) before
    extraordinary item                        6,656            24,701           (15,830)           (8,871)            6,656
Extraordinary item                           (3,422)               --                --                --            (3,422)
                                        -----------       -----------       -----------       -----------       -----------
   Net income (loss)                    $     3,234       $    24,701       $   (15,830)      $    (8,871)      $     3,234
                                        ===========       ===========       ===========       ===========       ===========


11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2002
                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                             DURA                         NON-
                                          OPERATING     GUARANTOR       GUARANTOR
                                            CORP.       COMPANIES       COMPANIES      ELIMINATIONS    CONSOLIDATED
                                          ---------     ----------      ---------      ------------    ------------
OPERATING ACTIVITIES:
 Net income                               $   3,234       $  24,701       $ (15,830)      $  (8,871)      $   3,234
 Adjustments to reconcile net
  income to net cash
  provided by (used in)
  operating activities:
 Depreciation and amortization               13,429           4,778          19,116              --          37,323
 Deferred income taxes                        5,014              --           4,534              --           9,548
 Equity in (earnings) of affiliates
  and minority interest                      (4,455)             --          (2,581)          7,036              --
Extraordinary item                            3,422              --              --              --           3,422
 Changes in other operating
  items                                      76,165          (5,845)        (17,201)             --          53,119
                                          ---------       ---------       ---------       ---------       ---------
     Net cash provided by (used
      in) operating activities               96,809          23,634         (11,962)         (1,835)        106,646
                                          ---------       ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
 Net proceeds from disposition of
  businesses                                 31,122              --              --              --          31,122
 Capital expenditures, net                   (5,157)         (2,825)        (17,953)             --         (25,935)
                                           ---------       ---------       ---------      ---------       ---------
     Net cash provided by (used in)
       investing activities                  25,965          (2,825)        (17,953)             --           5,187
                                          ---------       ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
 Short-term borrowings
  (repayments), net                         (41,490)             --         (16,627)             --         (58,117)
 Long-term repayments, net                 (267,060)            (24)        (39,135)             --        (306,219)
Proceeds from issuance of Senior
  Notes                                     350,000              --              --              --         350,000
Debt issue costs                            (10,964)             --              --              --         (10,964)
 Debt financing (to)/from affiliates       (114,445)        (19,369)        133,814              --              --
 Proceeds from issuance of
  common stock and exercise
  of stock options                            3,704              --              --              --           3,704
 Other, net                                     239              --              --              --             239
 Dividends paid                                  --          (1,835)             --           1,835              --
                                          ---------       ---------       ---------       ---------       ---------
     Net cash provided by (used in)
       financing activities                 (80,016)        (21,228)         78,052           1,835         (21,357)
                                          ---------       ---------      ----------       ---------      -----------
EFFECT OF EXCHANGE RATE CHANGES ON
CHANGES ON CASH                               7,461              --          (6,047)             --           1,414
                                          ---------       ---------       ---------       ---------       ---------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                                 50,219            (419)         42,090              --          91,890
CASH AND CASH
 EQUIVALENTS:
 Beginning of period                         10,693           1,857          19,739              --          32,289
                                          ---------       ---------       ---------       ---------       ---------
 End of period                            $  60,912       $   1,438       $  61,829       $      --       $ 124,179
                                          =========       =========       =========       =========       =========

11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                         DURA                          NON-
                                       OPERATING        GUARANTOR      GUARANTOR
                                         CORP.          COMPANIES      COMPANIES         ELIMINATIONS      CONSOLIDATED
                                       --------         ---------      -----------       ------------      ------------
           Assets
------------------------------
Current assets:
 Cash and cash equivalents            $    10,693      $     1,857      $    19,739                --       $    32,289
 Accounts receivable, net                 113,655           25,205          154,616                --           293,476
 Inventories                               34,425           17,591           64,492                --           116,508
 Other current assets                      47,909            1,249           77,209                --           126,367
 Due from affiliates                      149,969           63,358            2,241       $  (215,568)               --
                                      -----------      -----------      -----------       -----------       -----------
  Total current assets                    356,651          109,260          318,297          (215,568)          568,640
                                      -----------      -----------      -----------       -----------       -----------
Property, plant and equipment,
 net                                      184,461           48,554          283,502                --           516,517
Investment in subsidiaries                648,053            3,489           66,926          (718,468)               --
Notes receivable from
 affiliates                               278,213          146,409           70,711          (495,333)               --
Goodwill, net                             429,663           82,769          450,035                --           962,467
Other assets, net                          47,989              510           25,481                --            73,980
                                      -----------      -----------      -----------       -----------       -----------
                                      $ 1,945,030      $   390,991      $ 1,214,952       $(1,429,369)      $ 2,121,604
                                      ===========      ===========      ===========       ===========       ===========
   Liabilities and Stockholders'
            Investment
Current liabilities:
Accounts payable                      $   105,430      $    17,655      $   126,739      $         --       $   249,824
Accrued liabilities                        71,248           12,522           93,557                --           177,327
Current maturities of long-
 term debt                                 42,122               50           18,675                --            60,847
Due to affiliates                          65,760           33,999          115,809          (215,568)               --
                                      -----------      -----------      -----------       -----------       -----------
    Total current liabilities             284,560           64,226          354,780          (215,568)          487,998
                                      ===========      ===========      ===========       ===========       ===========
Long-term debt, net of
 current maturities                       962,350               56           53,173                --         1,015,579
Other noncurrent liabilities               61,117           12,606           46,657                --           120,380
Notes payable to affiliates                84,625           23,851          386,857          (495,333)               --
                                      -----------      -----------      -----------       -----------       -----------
  Total liabilities                     1,392,652          100,739          841,467          (710,901)        1,623,957
                                      -----------      -----------      -----------       -----------       -----------
Mandatorily redeemable
 convertible trust preferred
 securities                                55,250               --               --                --            55,250
Stockholders' investment:                 497,128          290,252          373,485          (718,468)          442,397
                                      -----------      -----------      -----------       -----------       -----------
                                      $ 1,945,030      $   390,991      $ 1,214,952       $(1,429,369)      $ 2,121,604
                                      ===========      ===========      ===========       ===========       ===========

11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
 CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                          DURA                              NON-
                                         OPERATING        GUARANTOR      GUARANTOR
                                          CORP.           COMPANIES      COMPANIES          ELIMINATIONS     CONSOLIDATED
                                          -----           ---------      ---------          ------------     ------------
Revenues                                $ 314,182         $  82,812         $ 282,432         $ (13,105)        $ 666,321
Cost of sales                             271,879            65,518           253,018           (13,105)          577,310
                                        ---------         ---------         ---------         ---------         ---------
  Gross profit                             42,303            17,294            29,414                --            89,011
Selling, general and
 administrative expenses                   20,060             3,733            12,306                --            36,099
Amortization expense                        3,239               587             2,869                --             6,695
                                        ---------         ---------         ---------         ---------         ---------
 Operating income                          19,004            12,974            14,239                --            46,217
Interest expense, net                      14,024               (62)           10,654                --            24,616
                                        ---------         ---------         ---------         ---------         ---------
 Income before provision for
   income taxes, equity in
   (earnings) of affiliates and
   minority interest                        4,980            13,036             3,585                --            21,601
Provision for income taxes                  3,206             3,319             1,536                --             8,061
Minority interests and equity in
 (earnings) of affiliates, net            (11,766)               --            (1,124)           12,890                --
Minority interest-dividends on
 trust preferred securities, net              674                --                --                --               674
Dividends (to)/ from affiliates                --              (684)             (681)            1,365                --
                                        ---------         ---------         ---------         ---------         ---------
  Net income (loss)                     $  12,866         $  10,401         $   3,854         $ (14,255)        $  12,866
                                        =========         =========         =========         =========         =========



11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
  CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                          DURA                         NON-
                                       OPERATING      GUARANTOR     GUARANTOR
                                          CORP.       COMPANIES      COMPANIES   ELIMINATIONS   CONSOLIDATED
                                       ---------      ---------      ---------   ------------   ------------
Revenues                            $  615,931     $  156,738     $  584,544     $  (29,039)    $1,328,174
Cost of sales                          531,661        125,882        518,752        (29,039)     1,147,256
                                     ----------     ----------     ----------     ----------    ----------
  Gross profit                          84,270         30,856         65,792             --        180,918
Selling, general and
 Administrative expenses                40,358          7,393         25,981             --         73,732
Facility consolidation and
 other charges                           1,616            708            305             --          2,629
Amortization expense                     6,165          1,516          6,013             --         13,694
                                     ----------     ----------     ----------    ----------     ----------
 Operating income                       36,131         21,239         33,493             --         90,863
Interest expense, net                   30,203            596         22,350             --         53,149
                                    ----------     ----------     ----------     ----------     ----------
 Income before provision for
   income taxes, equity in
   (earnings) of affiliates and
    minority interest                    5,928         20,643         11,143             --         37,714
Provision for income taxes               4,181          5,687          4,477             --         14,345
Minority interests and equity in
 (earnings) of affiliates, net         (21,622)            --         (1,839)        23,461             --
Minority interest-dividends on
 Trust preferred securities, net         1,285             --             --             --          1,285
Dividends (to)/ from affiliates             --         (1,366)        (1,364)         2,730             --
                                    ----------     ----------     ----------     ----------     ----------
  Net income (loss)                 $   22,084     $   16,322     $    9,869     $  (26,191)    $   22,084
                                    ==========     ==========     ==========     ==========     ==========


11.      CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
         FINANCIAL INFORMATION:  (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                         DURA                        NON-
                                        OPERATING    GUARANTOR   GUARANTOR
                                         CORP.       COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                        --------     ---------    ---------     ------------    ------------
OPERATING ACTIVITIES:
 Net income (loss)                     $  22,084     $  16,322     $   9,869     $ (26,191)    $  22,084
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
 Depreciation and amortization            20,726         5,485        21,781            --        47,992
 Deferred income taxes                   (14,708)       14,573         1,719            --         1,584
 Equity in losses of affiliates
  and minority interest                  (16,421)           --        (1,839)       18,260            --
 Changes in other operating
  items                                   73,891        14,374       (22,978)           --        65,287
                                       ---------     ---------     ---------     ---------     ---------
     Net cash provided by (used
      in) operating activities            85,572        50,754         8,552        (7,931)      136,947
                                       ---------     ---------     ---------     ---------     ---------
INVESTING ACTIVITIES:
 Capital expenditures, net                (4,990)       (2,620)      (22,029)           --       (29,639)
                                       ---------     ---------     ---------     ---------     ---------
     Net cash used in investing
      activities                          (4,990)       (2,620)      (22,029)           --       (29,639)
                                       ---------     ---------     ---------     ---------     ---------
FINANCING ACTIVITIES:
 Short-term borrowings, net                3,318            53        (8,445)           --        (5,074)
 Long-term borrowings, net               (75,873)           78       (24,822)           --      (100,617)
 Debt financing (to)/from
  affiliates                            (148,000)      (41,654)      189,654            --            --
 Proceeds from issuance of
  common stock and exercise
  of stock options                           105            --            --            --           105
 Dividends paid                               --        (6,566)       (1,365)        7,931            --
                                       ---------     ---------     ---------     ---------     ---------
     Net cash provided by (used in)
       financing activities             (220,450)      (48,089)      155,022         7,931      (105,586)
EFFECT OF EXCHANGE                     ---------     --------      ---------     ---------    ----------
  RATE ON CASH                           139,927            --      (142,422)           --        (2,495)
                                       ---------     ---------     ---------     ---------     ---------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                                  59            45          (877)           --          (773)
CASH AND CASH
 EQUIVALENTS:
 Beginning of period                      18,154         1,060        11,224            --        30,438
                                       ---------     ---------     ---------     ---------     ---------
 End of period                         $  18,213     $   1,105     $  10,347     $      --     $  29,665
                                       =========     =========     =========     =========     =========


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

North American automotive and recreational vehicle production volumes proved to be solid through the first half of 2002, however we are still cautious about the outlook for the remainder of the year. European automotive production volumes are down versus prior year and the outlook is less certain.

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2001.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Revenues - Revenues for the three months ended June 30, 2002 were $667.3 million, an increase of $1.0 million, from $666.3 million for the three months ended June 30, 2001. Factors that favorably impacted sales included increased volumes in the North American automotive and recreational vehicle markets and the strengthening of the European currencies in relation to the US dollar. Offsetting these favorable items were a decrease in sales related to the divestiture of our Steering Gear, Plastic Products, Australia and Thixotech businesses along with weakness in the European automotive industry.

Cost of Sales - Cost of sales for the three months ended June 30, 2002 and 2001 were $577.3 million. Cost of sales as a percentage of revenues for the second quarter of 2002 was 86.5%, which is basically flat compared to 86.6% in the second quarter of 2001.

Facility Consolidation and Other Charges - In May 2002, Dura divested its Steering Gear Business. The Steering Gear Business is a machining operation that utilized a technology that was determined to be non-essential to Dura's capabilities. This business employs approximately 200 people in England and generated annual revenue of approximately $20.0 million. The transaction resulted in a one-time charge of approximately $19.2 million consisting of asset write-downs and remaining contractual commitments. No tax benefit was recorded related to this charge. Dura also recorded an additional $1.9 million charge related to final negotiation of purchase price adjustments associated with the sale of the Plastics Products Business.

Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended June 30, 2002 were $35.6 million a decrease of $0.5 million, or 1.3%, from $36.1 million for the three months ended June 30, 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 5.3% for 2002 compared to 5.4% in the second quarter of 2001. The decrease in cost is primarily the result of the salaried headcount reductions that occurred during the fourth quarter of 2001.

Amortization Expense - Amortization expense for the three months ended June 30, 2002, was $0.3 million a decrease of $6.4 million, or 95.7%, from $6.7 million for the three months ended June 30, 2001. The decrease is the result of Dura adopting SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise (See Adoption of SFAS No. 142 below).

Interest Expense - Interest expense for the three months ended June 30, 2002 was $21.0 million a decrease of $3.6 million, or 14.8%, from $24.6 million for the three months ended June 30, 2001. The decrease in interest expense is due to debt pay-down during 2001 and the first six months of 2002 and lower interest rates on LIBOR contracts. This decrease was slightly offset by the higher interest cost related to the additional issuance of $158.5 million of Senior Subordinated Notes (see below).

Income Taxes - The effective income tax rate was 133.1% for the three months ended June 30, 2002 and 37.3% for the three months ended June 30, 2001. The significant increase in the effective tax rate relates to the divestiture of the Steering Gear Business. Due to Dura's current tax position in the U.K. we provided no benefit on the $19.2 million loss recorded during the second quarter of 2002. In addition, $2.1 million was charged to the provision relating to certain deferred tax assets associated with the Steering Gear Business. The overall effective rates differed from the statutory rates as a result of lower combined foreign tax rates, the effects of state taxes, the provision of a valuation allowance on certain losses in foreign jurisdictions, as well as the items discussed above.

Minority Interest - Minority interest for the three months ended June 30, 2002 and June 30, 2001 represents dividends, net of income tax benefits, on the 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

Adoption of SFAS No. 141 and 142 - In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura is required to adopt SFAS No. 142 effective January 1, 2002. As of June 30, 2002, Dura has completed step one of the transitional goodwill impairment test. The results of this step have identified that Dura may have to record an impairment loss related to its Controls Systems and Other Operating Companies reportable units, as defined under SFAS No. 142. Based on current estimates, Dura believes the range of the transitional goodwill impairment to be from $200.0 million to $240.0 million. Dura will complete step two of the transitional goodwill impairment test prior to the end of the year. Had the non-amortization provisions of SFAS No. 141 and 142 been adopted January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):

                                             Three months ended
                                                  June 30,
                                         ---------------------------
                                            2002               2001
                                         ----------    -------------
Net income (loss), as reported            $   (7,990)   $   12,866
Add back goodwill amortization, net of
  tax                                             --         5,886
                                          ----------    ----------
Adjusted net income (loss)                $   (7,990)   $   18,752
                                          ==========    ==========

Basic earnings (loss) per share:
Net income (loss), as reported            $    (0.45)   $     0.72
Goodwill amortization                             --          0.33
                                          ----------    ----------
Adjusted net income (loss)                $    (0.45)   $     1.05
                                          ==========    ==========

Diluted earnings (loss) per share:
Net income (loss), as reported            $    (0.45)   $     0.70
Goodwill amortization                             --          0.30
                                          ----------    ----------
Adjusted net income (loss)                $    (0.45)   $     1.00
                                          ==========    ==========


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Revenues - Revenues for the six months ended June 30, 2002 were $1,283.5 million a decrease of $44.7 million, or 3.4%, from $1,328.2 million for the six months ended June 30, 2001. Factors that unfavorably impacted sales included the divestiture of our Steering Gear, Plastic Products, Australia and Thixotech businesses along with weakness in the European automotive industry.
Slightly offsetting these unfavorable items was an increase in the North American automotive and recreational vehicle production volumes and the strengthening of the European currencies in relation to the US dollar.

Cost of Sales - Cost of sales for the six months ended June 30, 2002 were $1,117.1 million a decrease of $30.2 million, or 2.6%, from $1,147.3 million for the six months ended June 30, 2001. Cost of sales as a percentage of revenues for the first six months of 2002 increased to 87.0% compared to 86.4% in the first six months of 2001. The corresponding reduction in gross margin is primarily the result of some difficult program launches that took place in Europe during the later part of 2001. Cost associated with these launches extended into the first quarter of 2002 and negatively impacted gross margin. By the second quarter of 2002 these costs were mostly behind us and operational efficiency continued to improve in Europe. In addition, North American automotive and recreational vehicle production volumes increased helping to positively impact gross margin.

Facility Consolidation and Other Charges - In May 2002, Dura divested its Steering Gear Business. The Steering Gear Business is a machining operation that utilized a technology that was determined to be non-essential to Dura's capabilities. This business employs approximately 200 people in England and generated annual revenue of approximately $20.0 million. The transaction resulted in a one-time charge of approximately $19.2 million consisting of asset write-downs and remaining contractual commitments. No tax benefit was recorded related to this charge. Dura also recorded an additional $1.9 million charge related to final negotiation of purchase price adjustments associated with the sale of the Plastics Products Business.

Selling, General, and Administrative - Selling, general, and administrative expenses for the six months ended June 30, 2002 were $69.9 million, a decrease of $3.8 million, or 5.2%, from $73.7 million for the six months ended June 30, 2001. As a percentage of revenue, selling, general and administrative expenses decreased to 5.4% for 2002 compared to 5.6% for the first six months of 2001. The decrease in cost is primarily the result of the salaried headcount reductions that occurred during the fourth quarter of 2001.

Amortization Expense - Amortization expense for the six months ended June 30, 2002 was $0.7 million a decrease of $13.0 million from $13.7 million for the six months ended June 30, 2001. The decrease is the result of Dura adopting the non-amortization provisions of SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise (See Adoption of SFAS No. 142 below).

Interest Expense - Interest expense for the six months ended June 30, 2002 was $43.5 million a decrease of $9.6 million, or 18.1%, from $53.1 million for the six months ended June 30, 2001. The decrease in interest expense is due to significant debt pay-down during 2001 and the first half of 2002 and a lower average borrowing rate. This decrease was slightly offset by the higher interest cost related to the additional issuance of $158.5 million of Senior Subordinated Notes (see below).

Income Taxes - The effective income tax rate was 74.6% for the six months ended June 30, 2002 and 38.0% for the six months ended June 30, 2001. The significant increase in the effective tax rate relates to the divestiture of the Steering Gear Business. Due to Dura's current tax position in the U.K. we provided no benefit on the $19.2 million loss recorded during the second quarter of 2002. In addition, $2.1 million was charged to the provision relating to certain deferred tax assets associated with the Steering Gear Business. The overall effective rates differed from the statutory rates as a result of lower combined foreign tax rates, the effects of state taxes, the provision of a valuation allowance on certain losses in foreign jurisdictions, as well as the items discussed above.

Minority Interest - Minority interest for the six months ended June 30, 2002 and June 30, 2001 represents dividends, net of income tax benefits, on the 7 1/2 percent Preferred Securities which were issued on March 20, 1998.

Adoption of SFAS No. 141 and 142 - In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura is required to

                                      -26
adopt SFAS No. 142 effective January 1, 2002. As of June 30, 2002, Dura has completed step one of the transitional goodwill impairment test. The results of this step have identified that Dura may have to record an impairment loss related to its Controls Systems and Other Operating Companies reportable units, as defined under SFAS No. 142. Based on current estimates, Dura believes the range of the transitional goodwill impairment to be from $200.0 million to $240.0 million. Dura will complete step two of the transitional goodwill impairment test prior to the end of the year. Had the non-amortization provision of SFAS No. 141 and 142 been adopted January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):


                                               Six months ended
                                                   June 30,
                                          ------------------------
                                             2002           2001
                                          ---------    ----------
Net income (loss), as reported            $   3,234    $   22,084
Add back goodwill amortization,
 net of  tax                                    --         11,922
                                          ---------    ----------
Adjusted net income (loss)                $   3,234    $   34,006
                                          =========    ==========

Basic earnings (loss) per share:
Net income (loss), as reported            $    0.18     $    1.25
Goodwill amortization                            --          0.67
                                          ---------    ----------
Adjusted net income (loss)                $    0.18    $     1.92
                                          =========    ==========

Diluted earnings (loss) per share:
Net income (loss), as reported            $    0.18    $     1.22
Goodwill amortization                            --          0.62
                                          ---------    ----------
Adjusted net income (loss)                $    0.18    $     1.84
                                          =========    ==========


LIQUIDITY AND CAPITAL RESOURCES

During the first six months of 2002, Dura provided cash from operations of $106.6 million, compared to $136.9 million in 2001. Cash generated from operations before changes in working capital items was $53.5 million for the first six months of 2002 compared to $71.7 million for 2001. Working capital generated cash of $53.1 million in the first six months of 2002 compared to $65.3 million in 2001. This reduction in cash generated from working capital is primarily the result of the strengthening of the European currencies in relation to the US dollar.

Net cash provided by investing activities was $5.2 million for the first six months of 2002 as compared to a use of $29.6 million in 2001. Net proceeds from disposition of businesses provided $31.1 million and net capital expenditures totaled $25.9 million for the first six months of 2002. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $29.6 million in 2001.

Net cash used in financing activities totaled $21.4 million for the first six months of 2002 compared with $105.6 million in 2001, principally for the repayment of outstanding indebtedness.

In connection with the acquisitions of Adwest and Excel, Dura entered into a $1.15 billion credit agreement. The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes, due April 2012. The interest on the Senior Notes is payable semi-annually. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the offering and to further relax certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote-off debt financing costs of approximately $3.4 million, net of income taxes, during the second quarter of 2002. This write-off is reflected as an extraordinary item in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2002.

As of June 30, 2002, rates on borrowings under the Credit Agreement are based on LIBOR and were 4.3 percent. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of June 30, 2002. Borrowings under the Credit Agreement are collateralized by certain assets of Dura.

The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of June 30, 2002, Dura had no borrowings outstanding under the revolver.

At June 30, 2002, Dura had unused borrowing capacity of approximately $371.4 million of which $102.9 million was available under its most restrictive debt covenant. Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At June 30, 2002, Dura had no borrowings outstanding under its unsecured overdraft facilities. At June 30, 2002, Dura had unsecured overdraft facilities available from banks of approximately $37.1 million. Dura believes the borrowing availability under its credit agreement, uncommitted overdraft facilities and funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2002 capital expenditures will be approximately $75.0 million.

In April 1999, Dura completed the offering of $300 million and Euro 100 million of senior subordinated notes. The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million was used for general corporate purposes. In June 2001, Dura completed a similar offering of 9% senior subordinated notes due May 2009 with a face amount of $158.5 million. The interest on these notes is also payable semi-annually. Unamortized discount and debt issuance costs were $8.5 million, yielding an imputed interest rate of 10%. Net proceeds of approximately $147.1 million were used to reduce the borrowings outstanding under the revolving credit facility. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

Dura is limited as to its ability to declare or make certain dividend payments or other distributions of assets under its Credit Agreement and Subordinated Notes. Certain distributions are permitted including a company stock purchase program, tax sharing arrangements and distributions as required under Dura's Preferred Securities.

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

FOREIGN CURRENCY TRANSACTIONS

A significant portion of Dura's revenues during the three and six months ended June 30, 2002 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A significant portion of Dura's assets at June 30, 2002 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which was effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment of long-lived assets. Dura adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. The adoption of this statement may result in a reclassification within our results of operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

         The Annual Meeting of Stockholders of Dura Automotive Systems, Inc. was held on May 21, 2002. At the meeting, the following matters were submitted to a vote of the stockholders of Dura:

         1. The election of nine directors to serve for one year beginning at the 2002 annual stockholders' meeting and expiring at the 2003 annual stockholders' meeting. Each of the nominees Scott
                  D. Rued, Robert E. Brooker, Jr., Jack K. Edwards, James O. Futterknecht, Jr., S.A. Johnson, J. Richard Jones, Eric J. Rosen, Karl F. Storrie and Ralph R. Whitney, Jr. were elected. Each of the individuals nominated to serve as a director received at least 26,973,092 votes representing 75% of the shares eligible to vote.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)      Exhibits

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         During the quarter for which this report is filed, Dura filed the following Form 8-K Current Report with the Securities and Exchange
           Commission:

                      1. Dura's current report on Form 8-K dated April 1, 2002, under Item 5 and Item 7 (Commission File No. 0-21139).

                      2. Dura's current report on Form 8-K dated April 4, 2002, under Item 5 and Item 7 (Commission File No. 0-21139).

                      3. Dura's current report on Form 8-K dated May 21, 2002, under Item 4 and Item 7 (Commission File No. 0-21139).

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DURA AUTOMOTIVE SYSTEMS, INC.


Date:  August 13, 2002           By /s/ David R. Bovee
                                   --------------------
                                    David R. Bovee
                                    Vice President, Chief Financial Officer
                                    (principal accounting and financial
                                    officer)

                                 EXHIBIT INDEX

99.1  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002

99.2  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002