Form 10-Q
period 2002-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2002-11-15
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at November 1, 2002 was 16,483,280 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at November 1, 2002 was 1,761,150 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2002 and 2001 (unaudited)

                    Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2002 and 2001 (unaudited)

                    Condensed Consolidated Balance Sheets at September 30, 2002 (unaudited) and December 31, 2001

                    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (unaudited)

                    Notes to Condensed Consolidated Financial Statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         Item 4.    Controls and Procedures


PART II       OTHER INFORMATION

         Item 1.    Legal Proceedings

         Item 6.    Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

ITEM 1 - FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS - UNAUDITED)

                                                        Three Months Ended September 30,
                                                        --------------------------------
                                                             2002               2001
                                                          ---------          ---------
Revenues                                                  $ 586,797          $ 568,890
Cost of sales                                               517,075            500,723
                                                          ---------          ---------
   Gross profit                                              69,722             68,167
Selling, general and administrative expenses                 36,352             33,494
Facility consolidation and other charges                      4,225              7,685
Amortization expense                                            283              6,833
                                                          ---------          ---------
   Operating income                                          28,862             20,155
Interest expense, net                                        21,110             24,603
                                                          ---------          ---------
Income (loss) before provision for income taxes               7,752             (4,448)
   and minority interests
Provision (benefit) for income taxes                          3,177             (1,704)
Minority interest - dividends on trust preferred
 securities, net                                                622                642
                                                          ---------          ---------
   Net income (loss)                                      $   3,953          $  (3,386)
                                                          =========          =========

Basic earnings (loss) per share:                          $    0.22          $   (0.19)
Basic shares outstanding                                     18,257             17,768

Diluted earnings (loss) per share:                        $    0.21          $   (0.19)
Diluted shares outstanding                                   18,660             17,768

         The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS - UNAUDITED)

                                                           Nine Months Ended September 30,
                                                          ---------------------------------
                                                              2002                  2001
                                                          -----------           -----------
Revenues                                                  $ 1,870,261           $ 1,897,064
Cost of sales                                               1,634,220             1,647,979
                                                          -----------           -----------
   Gross profit                                               236,041               249,085
Selling, general and administrative expenses                  106,256               107,226
Facility consolidation and other charges                       25,313                10,314
Amortization expense                                              968                20,527
                                                          -----------           -----------
   Operating income                                           103,504               111,018
Interest expense, net                                          64,628                77,752
                                                          -----------           -----------
   Income before provision for income taxes
    and minority interests                                     38,876                33,266
Provision for income taxes                                     26,402                12,641
Minority interest - dividends on trust preferred
 securities, net                                                1,865                 1,927
                                                          -----------           -----------
   Income before extraordinary item                            10,609                18,698
Extraordinary item                                             (3,422)                   --
                                                          -----------           -----------
   Net income                                             $     7,187           $    18,698
                                                          ===========           ===========

Basic earnings per share:
   Income before extraordinary item                       $      0.59           $      1.05
   Extraordinary item                                           (0.19)                   --
                                                          -----------           -----------
      Net income                                          $      0.40           $      1.05
                                                          ===========           ===========

Basic shares outstanding                                       18,002                17,747
                                                          ===========           ===========

Diluted earnings per share:
   Income before extraordinary item                       $      0.57           $      1.04
   Extraordinary item                                           (0.18)                   --
                                                          -----------           -----------
      Net income                                          $      0.39           $      1.04
                                                          ===========           ===========

Diluted shares outstanding                                     18,498                18,022
                                                          ===========           ===========


         The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                      September 30,          December 31,
                             Assets                                        2002                  2001
                             ------                                   -------------          ------------
                                                                       (unaudited)
Current assets:
   Cash and cash equivalents                                           $   123,284           $    32,289
   Accounts receivable, net                                                331,809               293,476
   Inventories                                                             120,179               116,508
   Other current assets                                                    127,872               126,367
                                                                       -----------           -----------
      Total current assets                                                 703,144               568,640
                                                                       -----------           -----------

Property, plant and equipment, net                                         479,747               516,517
Goodwill, net                                                              970,798               962,467
Fair value of derivative instruments                                        32,598                  --
Deferred income taxes and other assets, net                                 79,636                73,980
                                                                       -----------           -----------
                                                                       $ 2,265,923           $ 2,121,604
                                                                       ===========           ===========

             Liabilities and Stockholders' Investment
             ----------------------------------------

Current liabilities:
   Accounts payable                                                    $   271,358           $   249,824
   Accrued liabilities                                                     235,812               177,327
   Current maturities of long-term debt                                      4,646                60,847
                                                                       -----------           -----------
      Total current liabilities                                            511,816               487,998
                                                                       -----------           -----------

Long-term debt, net of current maturities                                1,094,577             1,015,579
Other noncurrent liabilities                                               125,329               120,380

Mandatorily redeemable convertible trust preferred securities               55,250                55,250
                                                                       -----------           -----------

Stockholders' investment:
   Common stock - Class A                                                      165                   147
   Common stock - Class B                                                       17                    31
   Additional paid-in capital                                              346,913               342,694
   Treasury stock                                                           (1,974)               (1,891)
   Retained earnings                                                       168,455               161,268
   Accumulated other comprehensive loss                                    (34,625)              (59,852)
                                                                       -----------           -----------
      Total stockholders' investment                                       478,951               442,397
                                                                       -----------           -----------
                                                                       $ 2,265,923           $ 2,121,604
                                                                       ===========           ===========




   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                2002                2001
                                                             ---------           ---------
OPERATING ACTIVITIES:
   Net income                                                $   7,187           $  18,698
   Adjustments to reconcile net income to
    net cash provided by operating activities -
       Depreciation and amortization                            56,648              72,036
       Deferred income taxes                                     9,372                 706
       Extraordinary loss on extinguishment of debt              3,422                  --
       Changes in other operating items                         53,386              65,041
                                                             ---------           ---------
       Net cash provided by operating activities               130,015             156,481
                                                             ---------           ---------
INVESTING ACTIVITIES:
   Net proceeds from disposition of businesses                  31,122                  --
   Capital expenditures, net                                   (40,422)            (46,486)
                                                             ---------           ---------
       Net cash used in investing activities                    (9,300)            (46,486)
                                                             ---------           ---------
FINANCING ACTIVITIES:
   Short-term debt repayments, net                             (58,632)                755
   Long-term debt repayments, net                             (309,888)           (108,994)
   Proceeds from issuance of senior notes                      350,000                  --
   Debt issue costs                                            (10,964)                 --
   Proceeds from issuance of common stock and
    exercise of stock options                                    4,223                  --
   Other, net                                                      (83)                286
                                                             ---------           ---------
       Net cash used in financing activities                   (25,344)           (107,953)
                                                             ---------           ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (4,376)            (12,278)
                                                             ---------           ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                    90,995             (10,236)
CASH AND CASH EQUIVALENTS:
   Beginning of period                                          32,289              30,438
                                                             ---------           ---------
   End of period                                             $ 123,284           $  20,202
                                                             =========           =========
SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                    $  43,541           $  63,366
   Cash paid for income taxes                                $  10,393           $   3,241


         The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        General - Dura Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries (Dura) designs and manufactures components and systems primarily for the global automotive industry. Dura has over 70 manufacturing and product development facilities located in the United States, Brazil, Canada, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom.

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

        Revenues and operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

        Inventories consisted of the following (in thousands):

                                     September 30,      December 31,
                                          2002              2001
                                        --------          --------
               Raw materials            $ 65,433          $ 65,228
               Work-in-process            26,535            25,369
               Finished goods             28,211            25,911
                                        --------          --------
                                        $120,179          $116,508
                                        ========          ========

3.       EARNINGS (LOSS) PER SHARE

        Basic earnings (loss) per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted earnings (loss) per share is computed under the treasury stock method and calculates the dilutive effect of potential common shares, as follows (in thousands, except share and per share amounts):

                                                           Three months                  Nine months
                                                        ended September 30,          ended September 30,
                                                      ----------------------       ----------------------
                                                        2002          2001           2002          2001
                                                      --------      --------       --------      --------
Net income (loss)                                     $  3,953      $ (3,386)      $  7,187      $ 18,698
                                                      --------      --------       --------      --------

Weighted average number of Class A
  common shares outstanding                             16,425        14,602         15,637        14,498
Weighted average number of Class B
  common shares outstanding                              1,832         3,166          2,365         3,249
                                                      --------      --------       --------      --------
                                                        18,257        17,768         18,002        17,747
Dilutive effect of outstanding stock options
  after application of the treasury stock method           403            --            496           275
                                                      --------      --------       --------      --------
Diluted shares outstanding                              18,660        17,768         18,498        18,022
                                                      ========      ========       ========      ========

Basic earnings (loss) per share                       $   0.22      $  (0.19)      $   0.40      $   1.05
                                                      ========      ========       ========      ========

Diluted earnings (loss) per share                     $   0.21      $  (0.19)      $   0.39      $   1.04
                                                      ========      ========       ========      ========

         Potential common shares of approximately 1,289,000 relating to Dura's outstanding Preferred Securities were excluded from the computation of diluted earnings per share for the three months and nine months ended September 30, 2002 and 2001, as inclusion of these shares would have been anti-dilutive. In addition, outstanding stock options of approximately 445,000 were excluded from the computation of diluted earnings per share for the three months ended September 30, 2001, as inclusion of these options would have been anti-dilutive.

4. FACILITY CONSOLIDATION AND OTHER CHARGES

   Divestitures

        In May 2002, Dura divested its Steering Gear Business. The Steering Gear Business is a machining operation that utilized a technology that was determined to be non-essential to Dura's capabilities. This business employs approximately 200 people in England and generated annual revenue of approximately $20.0 million. The transaction resulted in a one-time charge of approximately $19.2 million consisting of asset write-downs and remaining contractual commitments. No tax benefit was recorded related to this charge. In addition, Dura also wrote-off approximately $2.1 million related to certain deferred tax assets and this is included in the provision for income taxes in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2002. The effects of this divestiture on future operating results will not be significant.

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

   Restructuring

        During the third quarter of 2002, Dura continued its plan to exit certain of its non-core products and exited its pedals product line in Europe. Further, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor and Butler facilities in North America. These actions, together with certain costs expensed as incurred and an adjustment made to a previously recorded reserve, resulted in a third quarter 2002 restructuring charge of $4.2 million. The charge related to the exit of the pedals product line in Europe included severance related costs of $1.3 million, asset impairment of $1.5 million and other facility closure costs of $0.5 million. No tax benefit was recorded related to this charge. The charge related to the closure of the Benton Harbor facility included severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million and made an adjustment to reverse a previously recorded reserve of $0.3 million.

        Costs incurred and charged to the reserve related to the exit of the European pedals product line in Europe as of September 30, 2002 amounted to $0.1 million in severance related costs.

        The decision to exit the European pedals product line resulted in a reduction in the work force of approximately 25 salaried and 72 hourly employees, of which 1 salaried and 18 hourly employees have been severed as of September 30, 2002. These restructuring actions are anticipated to be complete by September 30, 2003.

        The decision to close the Benton Harbor facility will result in a reduction in the work force of approximately 12 salaried and 44 hourly employees. No employees have been severed as of September 30, 2002. These restructuring actions are anticipated to be complete by September 30, 2003.

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

        Costs incurred and charged to the reserves as of September 30, 2002 amounted to $10.1 million in severance related costs and $0.9 million in facility closure costs. During 2001 and 2002, additional adjustments were made of $0.2 million to decrease the reserve for employee severance, as the actual costs incurred were less than originally estimated.

        The decision to exit the two facilities resulted in a reduction in the work force of approximately 52 salaried and 408 hourly employees, all of which have been severed as of September 30, 2002. Additionally, the decision to consolidate two divisions into one and to reduce support personnel to a level consistent with future business requirements resulted in a reduction of approximately 217 salaried employees of which 216 have been severed as of September 30, 2002. These restructuring actions are anticipated to be complete in 2002.

5. ACQUISITION INTEGRATIONS

         Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of September 30, 2002, purchase liabilities recorded in conjunction with the acquisitions included approximately $17.0 million for costs associated with the shutdown and consolidation of certain acquired facilities and $3.2 million for severance and other related costs. Adjustments to the reserve recorded during the three months ended September 30, 2002 included a net decrease of $0.5 million for costs related to acquired facilities and a net decrease of $0.7 million in severance and other related costs. All adjustments were reflected as an adjustment to goodwill. Costs incurred and charged to these reserves amounted to $0.9 million related to acquired facilities and $0.2 million in severance and other related costs during the quarter ended September 30, 2002. The remaining employee terminations and facility closures are expected to be completed by the end of 2002 except for certain contractual obligations, principally facility lease obligations that extend beyond that date.

6. LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                 September 30,     December 31,
                                                     2002              2001
                                                 -----------       -----------
               Credit Agreement:
                 Tranche A and B term loans      $        --       $   454,306
                 Tranche C term loan                 150,000                --
                 Revolving credit facility                --            62,584
               Senior notes                          350,000                --
               Subordinated notes                    549,029           539,700
               Senior notes - derivative
                 instrument adjustment                32,598                --
               Other                                  17,596            19,836
                                                 -----------       -----------
                                                   1,099,223         1,076,426
               Less - Current maturities              (4,646)          (60,847)
                                                 -----------       -----------
               Total long-term debt              $ 1,094,577       $ 1,015,579
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

        In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes (Senior Notes), due April 2012. The interest on the Senior Notes is payable semi-annually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008 with no early payment penalties. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the offering and to further relax certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt (see
Note 8). In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote-off debt issuance costs of approximately $3.4 million, net of income taxes, during the second quarter of 2002. This write-off is reflected as an extraordinary item in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2002.

        As of September 30, 2002, rates on borrowings under the Credit Agreement are based on LIBOR and were 4.3 percent. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of September 30, 2002. Borrowings under the Credit Agreement are collateralized by certain assets of Dura.

        The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of September 30, 2002, Dura had no borrowings outstanding under the revolver.

        Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At September 30, 2002, Dura had no borrowings outstanding under its overdraft facilities. At September 30, 2002, Dura had overdraft facilities available from banks of approximately $40.4 million.

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

7. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura is required to adopt SFAS No. 142 effective January 1, 2002. As of September 30, 2002, Dura has completed step one of the transitional goodwill impairment test. The results of this step have identified that Dura may have to record an impairment loss related to its Controls Systems and Other Operating Companies reportable units, as defined under SFAS No. 142. Based on current estimates, Dura believes the range of the transitional goodwill impairment to be from $200.0 million to $240.0 million. Dura will complete step two of the transitional goodwill impairment test prior to the end of the year. Had the non-amortization provision of SFAS No. 141 and 142 been adopted January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):

                                              Three months ended                        Nine months ended
                                                 September 30,                            September 30,
                                         ------------------------------           ------------------------------
                                            2002                2001                 2002                2001
                                         ----------          ----------           ----------          ----------
Net income (loss), as reported           $    3,953          $   (3,386)          $    7,187          $   18,698
Add back goodwill amortization,
  net of tax                                     --               5,946                   --              17,868
                                         ----------          ----------           ----------          ----------
Adjusted net income                      $    3,953          $    2,560           $    7,187          $   36,566
                                         ==========          ==========           ==========          ==========

Basic earnings per share:
Net income (loss), as reported           $     0.22          $    (0.19)          $     0.40          $     1.05
Goodwill amortization                            --                0.33                   --                1.01
                                         ----------          ----------           ----------          ----------
Adjusted net income                      $     0.22          $     0.14           $     0.40          $     2.06
                                         ==========          ==========           ==========          ==========

Basic shares outstanding                     18,257              17,768               18,002              17,747
                                         ==========          ==========           ==========          ==========

Diluted earnings per share:
Net income (loss), as reported           $     0.21          $    (0.19)          $     0.39          $     1.04
Goodwill amortization                            --                0.33                   --                0.99
                                         ----------          ----------           ----------          ----------
Adjusted net income                      $     0.21          $     0.14           $     0.39          $     2.03
                                         ==========          ==========           ==========          ==========

Diluted shares outstanding                   18,660              18,213               18,498              18,022
                                         ==========          ==========           ==========          ==========

8. DERIVATIVES AND HEDGING ACTIVITIES

        Dura is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Dura does not enter into derivatives or other financial instruments for trading or speculative purposes. Dura enters into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and interest rates. The counter parties to these financial instruments are major financial institutions.

        Dura uses forward exchange contracts to hedge its foreign currency exposure related to the interest payments under its outstanding Euro 100.0 million denominated Senior Subordinated Notes. Dura designated these contracts at their inception as a cash flow hedge. At September 30, 2002, Dura had outstanding contracts to purchase Euro 4.5 million (approximately $3.9 million), representing the interest payments due during 2002. The estimated fair value of these foreign exchange contracts based upon market quotes was approximately $4.4 million. The net unrealized gain of approximately $0.5 million is included in accumulated other comprehensive income in the accompanying September 30, 2002 condensed consolidated balance sheet.

        Dura also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. Dura designated these contracts at their inception as a cash flow hedge. At September 30, 2002, Dura had outstanding contracts to purchase Euro 16.0 million (approximately $15.6 million) and Pounds 2.0 million (approximately $3.1 million).

 The estimated fair value of these foreign exchange contracts based upon market quotes was approximately $15.7 million and $3.1 million, respectively. The net unrealized loss of approximately $0.1 million on the contracts to purchase Euro
16.0 million is included in accumulated other comprehensive income in the accompanying September 30, 2002 condensed consolidated balance sheet. There was no change in the fair market value of the contract to purchase 2.0 million Pounds.

        In April 2002, in connection with the Senior Notes offering, Dura entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions. Dura designated these contracts at their inception as a fair value hedge. At September 30, 2002, Dura's swap contract outstanding had a fair value based upon market quotes of approximately $32.6 million and this amount is included in long term debt in the accompanying September 30, 2002 condensed consolidated balance sheet.

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

                                   Three months ended           Nine months ended
                                      September 30,                September 30,
                                 -----------------------       ----------------------
                                   2002           2001           2002          2001
                                 --------       --------       --------      --------
Net income (loss)                $  3,953       $ (3,386)      $  7,187      $ 18,698
Other comprehensive income:
   Foreign currency
     translation adjustment       (14,548)         1,998         24,531       (27,173)
   Derivative instruments           1,395            560            696           (57)
                                 --------       --------       --------      --------
Comprehensive income (loss)      $ (9,200)      $   (828)      $ 32,414      $ (8,532)
                                 ========       ========       ========      ========


10. NEW ACCOUNTING PRONOUNCEMENTS

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for Dura for the year ending December 31, 2003. The adoption of this statement is not anticipated to have a material effect on our results of operations or financial position.

        In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which was effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment and disposal of long-lived assets. Dura adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have a material impact on our results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for Dura for the year ending December 31, 2003. The adoption of this statement will result in a reclassification, within our results of operations, related to the write-off of debt issuance costs during the second quarter of 2002 in connection with certain financing transactions (see Note 6).

        In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. While Dura does not currently anticipate the adoption will have a material impact on the Company's current financial position or results of operations, should Dura initiate further exit or disposal activities in the future, Dura would be required to follow this new pronouncement.

11. RELATED PARTY TRANSACTION

        During 2001, Dura loaned approximately $1.2 million to Automotive Aviation Partners, LLC, (AAP LLC), an entity in which Dura's former Chairman, who is a member of the board of directors, is a 75% owner. Dura owns the other 25% of AAP LLC. A promissory note in favor of Dura, which evidences the loan, bears interest at the commercial prime lending rate and matured in October 2002. Dura is currently taking steps to obtain payment of the note. As security for the repayment of the loan, Dura's former Chairman has guaranteed repayment of 75% of the promissory note. The Board of Directors of Dura has authorized Dura to enter into a forbearance agreement with AAP LLC and the former Chairman pursuant to which Dura will agree to temporarily forbear from enforcing its rights under the guaranty, until March 30, 2003, in exchange for the efforts of AAP LLC and the former Chairman to grant a secondary subordinate security interest in the sole asset of AAP LLC in favor of Dura. This promissory note is included in accounts receivable in the accompanying consolidated balance sheet of Dura as of September 30, 2002.

12. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

12. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 30, 2002
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                         DURA                               NON-
                                      OPERATING         GUARANTOR        GUARANTOR
                                         CORP.          COMPANIES        COMPANIES       ELIMINATIONS       CONSOLIDATED
                                     -----------       -----------      -----------      ------------       ------------
         Assets
-------------------------
Current assets:
Cash and cash equivalents            $    87,012       $     1,092      $    35,180       $        --       $   123,284
Accounts receivable, net                  81,944            34,000          215,865                --           331,809
Inventories                               28,425            20,569           71,185                --           120,179
Other current assets                      42,025             1,913           83,934                --           127,872
Due from affiliates                       87,031            72,862               --          (159,893)               --
                                     -----------       -----------      -----------       -----------       -----------
     Total current assets                326,437           130,436          406,164          (159,893)          703,144
                                     -----------       -----------      -----------       -----------       -----------
Property, plant and equipment,
  net                                    140,664            52,822          286,261                --           479,747
Investment in subsidiaries               953,790            20,949           71,733        (1,046,472)               --
Notes receivable from
  affiliates                             147,864           186,851           70,713          (405,428)               --
Goodwill, net                            422,535            82,770          465,493                --           970,798
Fair value of derivative
  instruments                             32,598                --               --                --            32,598
Other assets, net                         53,306               654           25,676                --            79,636
                                     -----------       -----------      -----------       -----------       -----------
Total Assets                         $ 2,077,194       $   474,482      $ 1,326,040       $(1,611,793)      $ 2,265,923
                                     ===========       ===========      ===========       ===========       ===========

Liabilities and Stockholders'
     Investment
-----------------------------
Current liabilities:
Accounts payable                     $   102,142       $    26,161      $   143,055       $        --       $   271,358
Accrued liabilities                      101,569            16,932          117,311                --           235,812
Current maturities of long-
  term debt                                1,531                50            3,065                --             4,646
Due to affiliates                         75,461            49,698           34,734          (159,893)               --
                                     -----------       -----------      -----------       -----------       -----------
     Total current liabilities           280,703            92,841          298,165          (159,893)          511,816
                                     -----------       -----------      -----------       -----------       -----------
Long-term debt, net of
  current maturities                     148,554                19           14,377                --           162,950
Subordinated notes                       931,627                --               --                --           931,627
Other noncurrent liabilities              59,246            14,182           51,901                --           125,329
Notes payable to affiliates               92,663                --          312,765          (405,428)               --
                                     -----------       -----------      -----------       -----------       -----------
     Total liabilities                 1,512,793           107,042          677,208          (565,321)        1,731,722
                                     -----------       -----------      -----------       -----------       -----------
Mandatorily redeemable
  convertible trust preferred
  securities                              55,250                --               --                --            55,250
Stockholders' investment:                513,576           367,440          679,032        (1,046,472)          513,576
Accumulated other
  comprehensive loss                      (4,425)               --          (30,200)               --           (34,625)
                                     -----------       -----------      -----------       -----------       -----------
     Total Liabilities and
     Stockholders' Investment        $ 2,077,194       $   474,482      $ 1,326,040       $(1,611,793)      $ 2,265,923
                                     ===========       ===========      ===========       ===========       ===========

12. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                     THREE MONTHS ENDED SEPTEMBER 30, 2002
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                           DURA                            NON-
                                        OPERATING       GUARANTOR       GUARANTOR
                                          CORP.         COMPANIES       COMPANIES     ELIMINATIONS    CONSOLIDATED
                                        ---------       ---------       ---------     ------------    ------------
Revenues                                $ 236,473       $  88,460       $ 272,621       $ (10,757)      $ 586,797
Cost of sales                             202,369          71,264         254,199         (10,757)        517,075
                                        ---------       ---------       ---------       ---------       ---------
   Gross profit                            34,104          17,196          18,422              --          69,722
Selling, general and
  administrative expenses                  16,820           4,077          15,455              --          36,352
Facility consolidation and
  other charges                              (116)          1,185           3,156              --           4,225
Amortization expense                          179               2             102              --             283
                                        ---------       ---------       ---------       ---------       ---------
   Operating income                        17,221          11,932            (291)             --          28,862
Interest expense, net                      24,960             (28)         (3,822)             --          21,110
                                        ---------       ---------       ---------       ---------       ---------
   Income (loss) before provision
     for income taxes, equity in
     (earnings) of affiliates and
     minority interest                     (7,739)         11,960           3,531              --           7,752
                                        ---------       ---------       ---------       ---------       ---------
Provision (benefit) for income
  taxes                                    (3,831)          4,105           2,903              --           3,177
Minority interests and equity in
  (earnings) losses of affiliates,
  net                                      (7,548)             --          (1,960)          9,508              --
Minority interest-dividends on
  trust preferred securities, net             622              --              --              --             622
Dividends (to)/ from affiliates              (935)             --              --             935              --
                                        ---------       ---------       ---------       ---------       ---------
   Income (loss) before
     extraordinary item                     3,953           7,855           2,588         (10,443)          3,953
Extraordinary item                             --              --              --              --              --
                                        ---------       ---------       ---------       ---------       ---------
   Net income (loss)                    $   3,953       $   7,855       $   2,588       $ (10,443)      $   3,953
                                        =========       =========       =========       =========       =========


12. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                            DURA                              NON-
                                         OPERATING         GUARANTOR        GUARANTOR
                                            CORP.          COMPANIES        COMPANIES         ELIMINATIONS     CONSOLIDATED
                                        -----------       -----------       -----------       ------------     ------------
Revenues                                $   798,156       $   286,276       $   821,836       $   (36,007)      $ 1,870,261
Cost of sales                               695,127           224,428           750,672           (36,007)        1,634,220
                                        -----------       -----------       -----------       -----------       -----------
   Gross profit                             103,029            61,848            71,164                --           236,041
Selling, general and
  administrative expenses                    48,173            11,962            46,121                --           106,256
Facility consolidation and
  other charges                               1,747             1,185            22,381                --            25,313
Amortization expense                            653                 5               310                --               968
                                        -----------       -----------       -----------       -----------       -----------
   Operating income                          52,456            48,696             2,352                --           103,504
Interest expense, net                        52,114               (78)           12,592                --            64,628
                                        -----------       -----------       -----------       -----------       -----------
Income (loss) before provision
  for income taxes, equity in
  (earnings) of affiliates and
  minority interest                             342            48,774           (10,240)               --            38,876
                                        -----------       -----------       -----------       -----------       -----------
Provision for income taxes                    2,641            16,218             7,543                --            26,402
Minority interests and equity in
  (earnings) losses of affiliates,
  net                                       (12,003)               --            (4,541)           16,544                --
Minority interest-dividends on
  trust preferred securities, net             1,865                --                --                --             1,865
Dividends (to)/ from affiliates              (2,770)               --                --             2,770                --
                                        -----------       -----------       -----------       -----------       -----------
   Income (loss) before
     extraordinary item                      10,609            32,556           (13,242)          (19,314)           10,609
Extraordinary item                           (3,422)               --                --                --            (3,422)
                                        -----------       -----------       -----------       -----------       -----------
   Net income (loss)                    $     7,187       $    32,556       $   (13,242)      $   (19,314)      $     7,187
                                        ===========       ===========       ===========       ===========       ===========

12. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2002
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                  DURA                             NON-
                                                OPERATING       GUARANTOR       GUARANTOR
                                                  CORP.         COMPANIES       COMPANIES     ELIMINATIONS     CONSOLIDATED
                                                ---------       ---------       ---------     ------------     ------------
OPERATING ACTIVITIES:
Net income (loss)                               $   7,187       $  32,556       $ (13,242)      $ (19,314)      $   7,187
Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
Depreciation and amortization                      19,630           7,070          29,948              --          56,648
Deferred income taxes                               5,013              --           4,359              --           9,372
Equity in earnings of affiliates and
  minority interest                               (12,003)             --          (4,541)         16,544              --
Extraordinary item                                  3,422              --              --              --           3,422
Changes in other operating items                   81,625          (5,719)        (22,520)             --          53,386
                                                ---------       ---------       ---------       ---------       ---------
   Net cash provided by (used in)
    operating activities                          104,874          33,907          (5,996)         (2,770)        130,015
                                                ---------       ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
Net proceeds from disposition of
  businesses                                       31,122              --              --              --          31,122
Capital expenditures, net                          (7,390)         (5,135)        (27,897)             --         (40,422)
                                                ---------       ---------       ---------       ---------       ---------
   Net cash provided by (used in)
    investing activities                           23,732          (5,135)        (27,897)             --          (9,300)
                                                ---------       ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
Short-term repayments, net                        (41,500)             --         (17,132)             --         (58,632)
Long-term repayments, net                        (270,143)            (37)        (39,708)             --        (309,888)
Proceeds from issuance of senior notes            350,000              --              --              --         350,000
Debt issue costs                                  (10,964)             --              --              --         (10,964)
Debt financing (to)/from affiliates               (90,105)        (26,730)        116,835              --              --
Proceeds from issuance of common
  stock and exercise of stock options               4,223              --              --              --           4,223
Other, net                                            (83)             --              --              --             (83)
Dividends paid                                         --          (2,770)             --           2,770              --
                                                ---------       ---------       ---------       ---------       ---------
   Net cash (used in) provided by
    financing activities                          (58,572)        (29,537)         59,995           2,770         (25,344)
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                   6,285              --         (10,661)             --          (4,376)
                                                ---------       ---------       ---------       ---------       ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                        76,319            (765)         15,441              --          90,995
CASH AND CASH EQUIVALENTS:
Beginning of period                                10,693           1,857          19,739              --          32,289
                                                ---------       ---------       ---------       ---------       ---------
End of period                                   $  87,012       $   1,092       $  35,180       $      --       $ 123,284
                                                =========       =========       =========       =========       =========

12. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001
                             (AMOUNTS IN THOUSANDS)

                                        DURA                               NON-
                                     OPERATING         GUARANTOR        GUARANTOR
                                        CORP.          COMPANIES        COMPANIES      ELIMINATIONS      CONSOLIDATED
                                     -----------      -----------      -----------     ------------      ------------
        Assets
-------------------------
Current assets:
Cash and cash equivalents            $    10,693      $     1,857      $    19,739      $        --       $    32,289
Accounts receivable, net                 113,655           25,205          154,616               --           293,476
Inventories                               34,425           17,591           64,492               --           116,508
Other current assets                      47,909            1,249           77,209               --           126,367
Due from affiliates                      149,969           63,358            2,241         (215,568)               --
                                     -----------      -----------      -----------      -----------       -----------
   Total current assets                  356,651          109,260          318,297         (215,568)          568,640
                                     -----------      -----------      -----------      -----------       -----------
Property, plant and equipment,
  net                                    184,461           48,554          283,502               --           516,517
Investment in subsidiaries               648,053            3,489           66,926         (718,468)               --
Notes receivable from
  affiliates                             278,213          146,409           70,711         (495,333)               --
Goodwill, net                            429,663           82,769          450,035               --           962,467
Other assets, net                         47,989              510           25,481               --            73,980
                                     -----------      -----------      -----------      -----------       -----------
   Total Assets                      $ 1,945,030      $   390,991      $ 1,214,952      $(1,429,369)      $ 2,121,604
                                     ===========      ===========      ===========      ===========       ===========

Liabilities and Stockholders'
       Investment
-----------------------------
Current liabilities:
Accounts payable                     $   105,430      $    17,655      $   126,739      $        --       $   249,824
Accrued liabilities                       71,248           12,522           93,557               --           177,327
Current maturities of long-
  term debt                               42,122               50           18,675               --            60,847
Due to affiliates                         65,760           33,999          115,809         (215,568)               --
                                     -----------      -----------      -----------      -----------       -----------
   Total current liabilities             284,560           64,226          354,780         (215,568)          487,998
                                     -----------      -----------      -----------      -----------       -----------
Long-term debt, net of
  current maturities                     962,350               56           53,173               --         1,015,579
Other noncurrent liabilities              61,117           12,606           46,657               --           120,380
Notes payable to affiliates               84,625           23,851          386,857         (495,333)               --
                                     -----------      -----------      -----------      -----------       -----------
   Total liabilities                   1,392,652          100,739          841,467         (710,901)        1,623,957
                                     -----------      -----------      -----------      -----------       -----------
Mandatorily redeemable
  convertible trust preferred
  securities                              55,250               --               --               --            55,250
Stockholders' investment:                497,128          290,252          373,485         (718,468)          442,397
                                     -----------      -----------      -----------      -----------       -----------
   Total Liabilities and
     Stockholders' Investment        $ 1,945,030      $   390,991      $ 1,214,952      $(1,429,369)      $ 2,121,604
                                     ===========      ===========      ===========      ===========       ===========


12. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                     THREE MONTHS ENDED SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                          DURA                            NON-
                                        OPERATING       GUARANTOR      GUARANTOR
                                          CORP.         COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                        ---------       ---------      ---------     ------------    ------------
Revenues                                $ 258,843       $  73,323      $ 247,355       $ (10,631)      $ 568,890
Cost of sales                             218,994          62,877        229,483         (10,631)        500,723
                                        ---------       ---------      ---------       ---------       ---------
   Gross profit                            39,849          10,446         17,872              --          68,167
Selling, general and
  administrative expenses                  17,892           3,533         12,069              --          33,494
Facility consolidation and other
  charges                                   7,685              --             --              --           7,685
Amortization expense                        3,405             577          2,851              --           6,833
                                        ---------       ---------      ---------       ---------       ---------
   Operating income                        10,867           6,336          2,952              --          20,155
Interest expense, net                      15,727              25          8,851              --          24,603
                                        ---------       ---------      ---------       ---------       ---------
Income (loss) before provision
  for income taxes, equity in
  (earnings) losses of affiliates
  and minority interest                    (4,860)          6,311         (5,899)             --          (4,448)
Provision (benefit) for income
  taxes                                      (705)            344         (1,343)             --          (1,704)
Minority interests and equity in
  (earnings) losses of affiliates,
  net                                         670              --         (1,096)            426              --
Minority interest-dividends on
  trust preferred securities, net             642              --             --              --             642
Dividends (to)/ from affiliates            (2,081)             --             --           2,081              --
                                        ---------       ---------      ---------       ---------       ---------
   Net income (loss)                    $  (3,386)      $   5,967      $  (3,460)      $  (2,507)      $  (3,386)
                                        =========       =========      =========       =========       =========


12. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                           DURA                              NON-
                                        OPERATING        GUARANTOR        GUARANTOR
                                           CORP.         COMPANIES        COMPANIES      ELIMINATIONS     CONSOLIDATED
                                        ----------       ----------      ----------      ------------     ------------
Revenues                                $  874,774       $  230,061      $  831,899       $  (39,670)      $1,897,064
Cost of sales                              750,655          188,759         748,235          (39,670)       1,647,979
                                        ----------       ----------      ----------       ----------       ----------
   Gross profit                            124,119           41,302          83,664               --          249,085
Selling, general and
  administrative expenses                   58,250           10,926          38,050               --          107,226
Facility consolidation and
  other charges                              9,301              708             305               --           10,314
Amortization expense                         9,570            2,093           8,864               --           20,527
                                        ----------       ----------      ----------       ----------       ----------
   Operating income                         46,998           27,575          36,445               --          111,018
Interest expense, net                       45,930              621          31,201               --           77,752
                                        ----------       ----------      ----------       ----------       ----------
Income before provision for
  income taxes, equity in
  (earnings) losses of affiliates
  and minority interest                      1,068           26,954           5,244               --           33,266
Provision for income taxes                   3,476            6,031           3,134               --           12,641
Minority interests and equity in
  (earnings) losses of affiliates,
  net                                      (15,751)              --          (2,935)          18,686               --
Minority interest-dividends on
  trust preferred securities, net            1,927               --              --               --            1,927
Dividends (to)/ from affiliates             (7,282)              --              --            7,282               --
                                        ----------       ----------      ----------       ----------       ----------
   Net income (loss)                    $   18,698       $   20,923      $    5,045       $  (25,968)      $   18,698
                                        ==========       ==========      ==========       ==========       ==========

12. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                             (AMOUNTS IN THOUSANDS)

                                               DURA                            NON-
                                             OPERATING       GUARANTOR       GUARANTOR
                                               CORP.         COMPANIES       COMPANIES     ELIMINATIONS    CONSOLIDATED
                                             ---------       ---------       ---------     ------------    ------------
OPERATING ACTIVITIES:
Net income                                   $  18,698       $  20,923       $   5,045       $ (25,968)      $  18,698
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
Depreciation and amortization                   30,682           7,973          33,381              --          72,036
Deferred income taxes                          (14,707)         14,573             840              --             706
Equity in earnings of affiliates and
  minority interest                            (15,751)             --          (2,935)         18,686              --
Changes in other operating items                76,838          14,621         (26,418)             --          65,041
                                             ---------       ---------       ---------       ---------       ---------
   Net cash provided by operating
    activities                                  95,760          58,090           9,913          (7,282)        156,481
                                             ---------       ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
Capital expenditures, net                       (7,512)         (3,361)        (35,613)             --         (46,486)
                                             ---------       ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
Short-term borrowings (repayments), net          5,018              53          (4,316)             --             755
Long-term borrowings (repayments), net          71,061              65        (180,120)             --        (108,994)
Debt financing (to)/from affiliates           (155,381)        (47,239)        202,620              --              --
Proceeds from issuance of common
  stock and exercise of stock options              286              --              --              --             286
Dividends paid                                      --          (7,282)             --           7,282              --
                                             ---------       ---------       ---------       ---------       ---------
   Net cash (used in) provided by
    financing activities                       (79,016)        (54,403)         18,184           7,282        (107,953)
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                              (10,695)             --          (1,583)             --         (12,278)
                                             ---------       ---------       ---------       ---------       ---------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                     (1,463)            326          (9,099)             --         (10,236)
CASH AND CASH EQUIVALENTS:
Beginning of period                             18,154           1,060          11,224              --          30,438
                                             ---------       ---------       ---------       ---------       ---------
End of period                                $  16,691       $   1,386       $   2,125       $      --       $  20,202
                                             =========       =========       =========       =========       =========


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

North American automotive and recreation vehicle production volumes continued to be strong through the first nine months of 2002, however we are still cautious about the outlook for the remainder of the year. European automotive production volumes are down versus prior year and the outlook is less certain.

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2001.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues - Revenues for the three months ended September 30, 2002 were $586.8 million, an increase of $17.9 million, or 3.1%, from $568.9 million for the three months ended September 30, 2001. Factors that favorably impacted sales included increased volumes in the North American automotive and recreation vehicle markets, the strengthening of the European currencies in relation to the US dollar, and an increase in new business in Dura's core products. Offsetting these favorable items were a decrease in sales related to the divestiture of our Steering Gear, Plastic Products, Australia and Thixotech businesses along with weakness in the European automotive industry and the exiting of certain non-core businesses in Europe.

Cost of Sales - Cost of sales for the three months ended September 30, 2002 were $517.1 million, an increase of $16.4 million, or 3.3% , from $500.7 million for the three months ended September 30, 2001. Cost of sales as a percentage of revenues for the third quarter of 2002 was 88.1%, which is basically flat compared to 88.0% in the third quarter of 2001.

Facility Consolidation and Other Charges - During the third quarter of 2002, Dura continued its plan to exit certain of its non-core products and exited its pedals product line in Europe. Further, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor and Butler facilities in North America. These actions, together with certain costs expensed as incurred and an adjustment made to a previously recorded reserve, resulted in a third quarter 2002 restructuring charge of $4.2 million. The charge related to the exit of the pedals product line in Europe included severance related costs of $1.3 million, asset impairment of $1.5 million and other facility closure costs of $0.5 million. The charge related to the closure of the Benton Harbor facility included severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million and made an adjustment to reverse a previously recorded reserve of $0.3 million.

Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended September 30, 2002 were $36.4 million, an increase of $2.9 million, or 8.7%, from $33.5 million for the three months ended September 30, 2001. As a percentage of revenue, selling, general and administrative expenses increased to 6.2% for 2002 compared to 5.9% in the third quarter of 2001. The increase in cost is primarily the result of Dura's ongoing investment in new technology.

Amortization Expense - Amortization expense for the three months ended September 30, 2002, was $0.3 million, a decrease of $6.5 million, or 95.9%, from $6.8 million for the three months ended September 30, 2001. The decrease is the result of Dura adopting SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise (See Adoption of SFAS No. 142 below).

Interest Expense - Interest expense for the three months ended September 30, 2002 was $21.1 million, a decrease of $3.5 million, or 14.2%, from $24.6 million for the three months ended September 30, 2001. The decrease in interest expense is due to debt pay-down during 2001 and the first nine months of 2002 and lower interest rates on LIBOR contracts. This decrease was slightly offset by the higher interest cost related to the additional issuance of $158.5 million of Senior Subordinated Notes (see below).

Income Taxes - The effective income tax rate was 41.0% for the three months ended September 30, 2002 and a benefit of 38.3% for the three months ended September 30, 2001. The effective tax rate for 2002 reflects the impact of not benefiting losses related to the exiting of the European pedals product line. The benefit in 2001 resulted from losses incurred in the third quarter of 2001. The overall effective rates differed from the statutory rates as a result of lower combined foreign tax rates, the effects of state taxes, the provision of a valuation allowance on certain losses in foreign jurisdictions, as well as the items discussed above.

Minority Interest - Minority interest for the three months ended September 30, 2002 and September 30, 2001 represents dividends, net of income tax benefits, on the 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

Adoption of SFAS No. 141 and 142 - In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura is required to adopt SFAS No. 142 effective January 1, 2002. As of September 30, 2002, Dura has completed step one of the transitional goodwill impairment test. The results of this step have identified that Dura may have to record an impairment loss related to its Controls Systems and Other Operating Companies reportable units, as defined under SFAS No. 142. Based on current estimates, Dura believes the range of the transitional goodwill impairment to be from $200.0 million to $240.0 million. Dura will complete step two of the transitional goodwill impairment test prior to the end of the year. Had the non-amortization provisions of SFAS No. 141 and 142 been adopted January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):

                                          Three months ended
                                             September 30,
                                        -----------------------
                                           2002         2001
                                        ----------   ----------
Net income (loss), as reported          $    3,953   $   (3,386)
Add back goodwill amortization,
  net of tax                                    --        5,946
                                        ----------   ----------
Adjusted net income                     $    3,953   $    2,560
                                        ==========   ==========

Basic earnings per share:
Net income (loss), as reported          $     0.22   $    (0.19)
Goodwill amortization                           --         0.33
                                        ----------   ----------
Adjusted net income                     $     0.22   $     0.14
                                        ==========   ==========

Basic shares outstanding                    18,257       17,768
                                        ==========   ==========

Diluted earnings per share:
Net income (loss), as reported          $     0.21   $    (0.19)
Goodwill amortization                           --         0.33
                                        ----------   ----------
Adjusted net income                     $     0.21   $     0.14
                                        ==========   ==========

Diluted shares outstanding                  18,660       18,213
                                        ==========   ==========

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues - Revenues for the nine months ended September 30, 2002 were $1,871.3 million, a decrease of $25.8 million, or 1.4%, from $1,897.1 million for the nine months ended September 30, 2001. Factors that unfavorably impacted sales included the divestiture of our Steering Gear, Plastic Products, Australia and Thixotech businesses along with weakness in the European automotive industry. Slightly offsetting these unfavorable items was an increase in the North American automotive and recreational vehicle production volumes, the strengthening of the European currencies in relation to the US dollar, and an increase in new business in Dura's core products.

Cost of Sales - Cost of sales for the nine months ended September 30, 2002 were $1,634.2 million, a decrease of $13.8 million, or 0.8%, from $1,648.0 million for the nine months ended September 30, 2001. Cost of sales as a percentage of revenues for the first nine months of 2002 increased to 87.4% compared to 86.9% in the first nine months of 2001. The corresponding reduction in gross margin is primarily the result of some difficult program launches that took place in Europe during the later part of 2001. Cost associated with these launches extended into the first quarter of 2002 and negatively impacted gross margin. By the second quarter of 2002 these costs were mostly behind us and operational efficiency continued to improve in Europe. In addition, North American automotive and recreational vehicle production volumes increased helping to positively impact gross margin.

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

        During the third quarter of 2002, Dura continued its plan to exit certain of its non-core products and exited its pedals product line in Europe. Further, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor and Butler facilities in North America. These actions, together with certain costs expensed as incurred and an adjustment made to a previously recorded reserve, resulted in a third quarter 2002 restructuring charge of $4.2 million. The charge related to the exit of the pedals product line in Europe included severance related costs of $1.3 million, asset impairment of $1.5 million and other facility closure costs of $0.5 million. The charge related to the closure of the Benton Harbor facility included severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million and made an adjustment to reverse a previously recorded reserve of $0.3 million.

Selling, General, and Administrative - Selling, general, and administrative expenses for the nine months ended September 30, 2002 were $106.3 million, a decrease of $0.9 million, or 0.8%, from $107.2 million for the nine months ended September 30, 2001. As a percentage of revenue, selling, general and administrative expenses was 5.7% for the first nine months of 2002 and 2001.

Amortization Expense - Amortization expense for the nine months ended September 30, 2002 was $1.0 million, a decrease of $19.5 million from $20.5 million for the nine months ended September 30, 2001. The decrease is the result of Dura adopting the non-amortization provisions of SFAS No. 142 "Goodwill and Other Intangible Assets". Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise (See Adoption of SFAS No. 142 below).

Interest Expense - Interest expense for the nine months ended September 30, 2002 was $64.6 million, a decrease of $13.2 million, or 17.0%, from $77.8 million for the nine months ended September 30, 2001. The decrease in interest expense is due to significant debt pay-down during 2001 and the first three quarters of 2002 and a lower average borrowing rate. This decrease was slightly offset by the higher interest cost related to the additional issuance of $158.5 million of Senior Subordinated Notes (see below).

Income Taxes - The effective income tax rate was 67.9% for the nine months ended September 30, 2002 and 38.0% for the nine months ended September 30, 2001. The significant increase in the effective tax rate relates to the impact of exiting the European pedals product line and the divestiture of the Steering Gear Business. Due to Dura's current tax position in the U.K. we provided no benefit on the $19.2 million loss recorded on the Steering Gear Business. In addition, $2.1 million was charged to the provision relating to certain deferred tax assets associated with the Steering Gear Business. The overall effective rates differed from the statutory rates as a result of lower combined foreign tax rates, the effects of state taxes, the provision of a valuation allowance on certain losses in foreign jurisdictions, as well as the items discussed above.

Minority Interest - Minority interest for the nine months ended September 30, 2002 and September 30, 2001 represents dividends, net of income tax benefits, on the 7 1/2 percent Preferred Securities which were issued on March 20, 1998.

Adoption of SFAS No. 141 and 142 - In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142 goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura is required to adopt SFAS No. 142 effective January 1, 2002. As of September 30, 2002, Dura has completed step one of the transitional goodwill impairment test. The results of this step have identified that Dura may have to record an impairment loss related to its Controls Systems and Other Operating Companies reportable units, as defined under SFAS No. 142. Based on current estimates, Dura believes the range of the transitional goodwill impairment to be from $200.0 million to $240.0 million. Dura will complete step two of the transitional goodwill impairment test prior to the end of the year. Had the non-amortization provision of SFAS No. 141 and 142 been adopted January 1, 2001, net income and earnings per share would have been reported as the following amounts (in thousands, except per share data):

                                       Nine months ended
                                          September 30,
                                     -----------------------
                                        2002         2001
                                     ----------   ----------
Net income, as reported              $    7,187   $   18,698
Add back goodwill amortization,
 net of tax                                  --       17,868
                                     ----------   ----------
Adjusted net income                  $    7,187   $   36,566
                                     ==========   ==========

Basic earnings per share:
Net income, as reported              $     0.40   $     1.05
Goodwill amortization                        --         1.01
                                     ----------   ----------
Adjusted net income                  $     0.40   $     2.06
                                     ==========   ==========

Basic shares outstanding                 18,002       17,747
                                     ==========   ==========

Diluted earnings per share:
Net income, as reported              $     0.39   $     1.04
Goodwill amortization                        --         0.99
                                     ----------   ----------
Adjusted net income                  $     0.39   $     2.03
                                     ==========   ==========

Diluted shares outstanding               18,498       18,022
                                     ==========   ==========

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of 2002, Dura provided cash from operations of $130.0 million, compared to $156.5 million in 2001. Cash generated from operations before changes in working capital items was $76.6 million for the first nine months of 2002 compared to $91.4 million for 2001. Working capital generated cash of $53.4 million in the first nine months of 2002 compared to $65.0 million in 2001. This reduction in cash generated from working capital is primarily the result of the strengthening of the European currencies in relation to the US dollar.

Net cash used in investing activities was $9.3 million for the first nine months of 2002 compared to $46.5 million in 2001. Net proceeds from disposition of the Plastic Products business provided $31.1 million and net capital expenditures totaled $40.4 million for the first nine months of 2002. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $46.5 million in 2001.

Net cash used in financing activities totaled $25.3 million for the first nine months of 2002 compared to $108.0 million in 2001, principally for the repayment of outstanding indebtedness.

In connection with the acquisitions of Adwest and Excel, Dura entered into a $1.15 billion credit agreement. The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes, due April 2012. The interest on the Senior Notes is payable semi-annually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the offering and to further relax certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote-off debt financing costs of approximately $3.4 million, net of income taxes, during the second quarter of 2002. This write-off is reflected as an extraordinary item in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2002.

As of September 30, 2002, rates on borrowings under the Credit Agreement are based on LIBOR and were 4.3 percent. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. Dura was in compliance with the covenants as of September 30, 2002. Borrowings under the Credit Agreement are collateralized by certain assets of Dura.

The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of September 30, 2002, Dura had no borrowings outstanding under the revolver.

At September 30, 2002, Dura had unused borrowing capacity of approximately $370.5 million of which $101.3 million was available under its most restrictive debt covenant. Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At September 30, 2002, Dura had no borrowings outstanding under its overdraft facilities. At September 30, 2002, Dura had overdraft facilities available from banks of approximately $40.4 million. Dura believes the borrowing availability under its credit agreement, uncommitted overdraft facilities and funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2002 capital expenditures will be approximately $65.0 million.

In April 1999, Dura completed the offering of $300 million and Euro 100.0 million of senior subordinated notes. The Subordinated Notes mature in May 2009 and bear interest at 9% per year, which is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million was used for general corporate purposes. In June 2001, Dura completed a similar offering of 9% senior subordinated notes due May 2009 with a face amount of $158.5 million. The interest on these notes is also payable semi-annually. Unamortized discount and debt issuance costs were $8.5 million, yielding an imputed interest rate of 10%. Net proceeds of approximately $147.1 million were used to reduce the borrowings outstanding under the revolving credit facility. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

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

FOREIGN CURRENCY TRANSACTIONS

A significant portion of Dura's revenues during the three and nine months ended September 30, 2002 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

A significant portion of Dura's assets at September 30, 2002 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currency and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for Dura for the year ending December 31, 2003. The adoption of this statement is not anticipated to have a material effect on our results of operations or financial position.

In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which was effective for fiscal years beginning after December 15, 2001. The provisions of this Statement provide a single accounting model for impairment and disposal of long-lived assets. Dura adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have a material impact on our results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board No. 30 "Reporting Results of Operations". This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. The adoption of this statement will result in a reclassification, within our results of operations, related to the write-off of debt issuance costs during the second quarter of 2002 in connection with certain financing transactions.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. SFAS No. 146 is applied prospectively. While Dura does not currently anticipate the adoption will have a material impact on its current financial position or results of operations, should Dura initiate further exit or disposal activities in the future, Dura would be required to follow this new pronouncement.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In April 2002, in connection with the Senior Note offering, Dura entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions. Dura designated these contracts at their inception as a fair value hedge. At September 30, 2002, Dura's swap contract outstanding had a fair value based upon market quotes of approximately $32.6 million and this amount is included in long term debt in the accompanying September 30, 2002 condensed consolidated balance sheet.

There have been no other material changes to our exposures to market risk since December 31, 2001.

ITEM 4: CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Dura management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         During the quarter for which this report is filed, Dura filed the following Form 8-K Current Report with the Securities and Exchange
           Commission:

                           1. Dura's current report on Form 8-K dated August 13, 2002, under Item 9 (Commission File No. 0-21139).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DURA AUTOMOTIVE SYSTEMS, INC.


Date:  November 14, 2002              By /s/ David R. Bovee
                                         ------------------
                                         David R. Bovee
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)

                                  CERTIFICATION

I, Karl F. Storrie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dura Automotive Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Karl F. Storrie
--------------------
Karl F. Storrie
President, Chief Executive Officer and Director
November 14, 2002

                                  CERTIFICATION

I, David R. Bovee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dura Automotive Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ David R. Bovee
-------------------
David R. Bovee
Vice President and Chief Financial Officer
November 14, 2002

                                 EXHIBIT INDEX

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002