Form 10-K
period 2002-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2003-03-28
CIK 1016177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

                        COMMISSION FILE NUMBER: 0-21139
                             ---------------------

                         DURA AUTOMOTIVE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      38-3185711
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

             2791 RESEARCH DRIVE                                   48309
          ROCHESTER HILLS, MICHIGAN                              (Zip Code)
   (Address of Principal Executive Offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (248) 299-7500
                             ---------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 CLASS A COMMON STOCK, PAR VALUE $.01 PER SHARE
                             ---------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [X]     No [ ]

     As of March 3, 2003, 16,508,198 shares of Class A Common Stock of the Registrant were outstanding. In addition, 1,761,150 shares of Class B Common Stock of the Registrant were outstanding at March 3, 2003. The aggregate market value of the Class A Common Stock of the Registrant as of June 30, 2002 (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding shares owned beneficially by affiliates, was approximately $339,335,063.

     Information required by Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 20, 2003 (the "2003 Proxy Statement").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DURA AUTOMOTIVE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   17
Item 3.   Legal Proceedings...........................................   18
Item 4.   Submission of Matters to a Vote of Security Holders.........   21

                                  PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   21
Item 6.   Selected Financial Data.....................................   21
Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................   22
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   33
Item 8.   Financial Statements and Supplementary Data.................   34
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   74

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   74
Item 11.  Executive Compensation......................................   76
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................   76
Item 13.  Certain Relationships and Related Transactions..............   76
Item 14.  Controls and Procedures.....................................   76

                                  PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   77

SIGNATURES............................................................   83

                                     PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

  GENERAL

     Dura Automotive Systems, Inc. (a Delaware Corporation) and its subsidiaries (collectively referred to as "Dura") is the world's largest independent designer and manufacturer of driver control systems for the global automotive industry. Dura is also a leading global supplier of seating control systems, engineered assemblies, structural door modules and integrated glass systems.

     Dura sells its products to every major North American, Japanese and European automotive original equipment manufacturer ("OEM"). Dura has 57 manufacturing and product development facilities located in the United States, Brazil, Canada, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom. Dura also has a presence in Japan, India and China through alliances, joint ventures or technical licenses.

     Over the past ten years, the automotive components supply industry has undergone significant consolidation and globalization as OEMs reduced their supplier base. In order to lower costs and improve quality, OEMs are awarding sole-source contracts to full-service suppliers who are able to supply larger portions of a vehicle on a global basis. OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are seeking suppliers capable of providing complete systems and modules rather than suppliers who only provide separate component parts. In addition, they require suppliers to have the capability to design and manufacture their products in multiple geographic markets.

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

     Approximately 67 percent of Dura's 2002 revenues were generated from sales to OEMs manufacturing vehicles in North America, with its major customers being Ford, GM, DaimlerChrysler, Toyota, Honda, Nissan/Renault and Fleetwood. Dura manufactures products for many of the most popular car, light truck, sport utility vehicles and recreation vehicles sold in North America including: the Ford F-Series pickup, Explorer SUV and Taurus, the GM Silverado/Sierra pickup, Trailblazer and Cavalier, the Dodge Ram pickup, the Toyota Camry, and the Honda Accord and Civic. Approximately 32 percent of Dura's 2002 revenues were generated from sales to OEMs manufacturing vehicles in Europe, including Volkswagen, Mercedes, PSA (Peugeot and Citroen), BMW and Renault. Dura is generally the sole supplier of the parts it sells to OEMs and will continue to supply parts for the life of the model, which usually ranges from three to seven years.

  INDUSTRY TRENDS

     Dura's performance and growth is directly related to certain trends within the automotive market. The consolidation of the component supply industry includes the growth of system sourcing and the increase in global sourcing.

     OEM Supplier Consolidation. During the 1990s and continuing into 2003, OEMs have continued to reduce their supplier base, awarding sole-source contracts to full-service suppliers. As a result, OEMs currently work with a smaller number of suppliers each of which supplies a greater proportion of the total vehicle. Suppliers with sufficient size, geographic scope and financial resources can best meet these requirements. This environment provides an opportunity to grow by obtaining business previously provided by other non full-service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control and reliability of delivery, product design capability, financial strength, new technology implementation, facilities and overall management. Suppliers that obtain superior ratings are considered for new business. These supplier policies resulted in significant consolidation of component suppliers in certain segments, Dura believes that opportunities exist for further consolidation within the vehicle component supply industry. This is particularly true in Europe, which has many suppliers with relatively small market shares.

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

     Module Sourcing of Interior Products. As OEMs continually seek to reduce their costs and asset base, they are increasingly relying on suppliers to produce integrated modules. Modules, which differ from systems, are sub-assemblies at a specific location in the vehicle that incorporates components from various functional systems and are supplied to the OEM already assembled. A system refers to a specific function within the vehicle that incorporates components, which may be dispersed throughout the vehicle. Interior modules or complete interiors can include the cockpit, seats, doors, door trim, overhead, electronics and other components. Often the modules are supplied to OEM factories on a just-in-time basis, which involves the complex sequencing of discrete modules with specific vehicle build schedules. Suppliers with in-line-vehicle-sequencing ("ILVS") capabilities will have access to these contract opportunities. Dura continues to invest in and expand its ILVS capabilities for products such as complex glass modules and exterior trim packages.

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

     Dura has approximately 30 manufacturing facilities outside the United States, including locations in Brazil, Canada, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom. In addition, Dura has formed strategic alliances, which range from investments in other manufacturers to informal understandings, which are designed to provide Dura access to new customers and geographic markets including Japan, India and China, and also the capability of offering complementary products. Dura has technical design and development capabilities in each of the regions that it has manufacturing facilities. Dura has also relocated technical personnel resources to locations in which OEMs will develop "world cars." By participating in the design of these vehicles and through implementation of manufacturing processes near the point of use, Dura believes it can continue to expand on its international presence.

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

     Utilization of Light-Weight Materials. Concern over the impact of the automotive industry on the environment has been growing resulting in European and U.S. regulations of vehicle emissions becoming more stringent. The automotive manufacturer's need to improve overall fuel economy in vehicles has led to the trend toward minimizing vehicle weight. The use of light-weight materials such as aluminum is on the rise and heavier traditional materials such as steel and iron are being replaced whenever possible.

  BUSINESS STRATEGY

     Dura's primary business objective is to capitalize on the consolidation, globalization and system sourcing trends in the automotive supply and specialty vehicle industries in order to be the leading provider of the systems it supplies to OEMs worldwide. The key elements of Dura's operating and growth strategies are as follows:

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

     Capitalize on Opportunities for Operating Synergies. Dura's acquisitions typically provide it with a number of opportunities to reduce costs and improve operational efficiency. For example, the similarity of the manufacturing processes and technical capabilities of Dura, and companies that Dura has acquired, has resulted in significant cost savings and operating synergies. Immediately following the execution of acquisition agreements, Dura establishes cross-functional teams, which identify synergies expected to be realized from consolidation of the design, engineering and administrative functions, plant restructuring and realignment and coordination of raw material purchases. The cross-functional teams formulate an overall integration plan.

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

  GROWTH STRATEGY

     Historically, Dura's growth strategy has been substantially by way of acquisition. Dura has completed several strategic acquisitions since inception that have increased Dura's product and customer base, as well as, increased its global presence. Presently, Dura is focused on organic growth. Dura is strategically reviewing its businesses, looking to invest in areas with the opportunity for greatest return. This will include smart investments in high technology products and processes. For those businesses that are more commodity-like, Dura intends to take a low cost producer strategy.

     Focus on Systems. OEMs are increasingly seeking suppliers capable of providing complete systems rather than suppliers who only provide separate component parts. A key element of Dura's growth strategy has been to add to its ability to provide complete systems to its OEM customers.

     Increase Platform and Customer Penetration. A key element of Dura's strategy is to increase volume by adding new customers and to strengthen its existing customer relationships by broadening its range of products through internal development efforts and fill-in acquisitions. Dura has also obtained firm orders on a number of new platforms for the years 2003 through 2005 for incremental new business in North America and Europe.

Dura believes that its geographic diversity and product depth strengthen its ability to pursue new vehicle platform contracts in the future.

     Extend Global Manufacturing Reach. In 2002, over 70 percent of total worldwide passenger vehicle production occurred outside North America. To meet OEMs' increasing preference for suppliers with global capabilities, Dura has expanded its manufacturing presence into new geographic markets through strategic acquisitions, alliances and opening new manufacturing facilities in Slovakia and the Czech Republic. In addition, this strategy has provided Dura the capability to design, develop and produce components and systems for the growing market of global platforms or world cars. Increased international sales will also allow Dura to mitigate the effects of cyclical downturns in a given geographic region and further diversify its OEM customer base.

  COMPANY HISTORY

     Dura Automotive Systems, Inc. is a holding company whose predecessor was formed by Hidden Creek Industries ("HCI"), Onex DHC LLC (together with its affiliates, "Onex"), J2R Corporation ("J2R") and certain others for the purpose of acquiring the Dura Automotive Hardware and Mechanical Components divisions of Wickes Manufacturing Company ("Wickes") in November 1990. In August 1994, Dura entered into a transaction that combined the operations of Dura's operating subsidiary, Dura Operating Corp. ("Dura"), with the automotive parking brake and cable business and light duty cable business (the "Brake and Cable Business") of Alkin Co. ("Alkin").

     Since the completion of the acquisition of the Brake and Cable Business, Dura has successfully completed the following strategic acquisitions, joint ventures and divestitures:

     - In August 1996, Dura formed a joint venture with Excel Industries, Inc. ("Excel") to participate equally in the acquisition of a 25.5 percent interest in Pollone S.A. ("Pollone"), a manufacturer of automotive components and mechanical assemblies headquartered in Sao Paulo, Brazil, for $5 million in total. The joint venture also loaned Pollone an additional $10.5 million pursuant to notes which were convertible into equity of Pollone at the joint venture's option. In January 1998, the joint venture increased its interest in Pollone to 51.0 percent through the conversion of certain of these notes. As a result of Dura's March 1999 acquisition of Excel, Dura began consolidating Pollone's financial results. In January 2000, Dura acquired the remaining ownership interest in Pollone. This investment provided Dura with a manufacturing presence in South America.

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

     - In December 1997, Dura purchased approximately 19 percent of the outstanding common stock of Thixotech Inc. ("Thixotech") for approximately $0.5 million. Dura subsequently invested a total of $8.5 million in Thixotech. In October 2001, after management identified the business as non-core to Dura's strategy for the future, Dura successfully completed the sale of Thixotech for total proceeds of approximately $4.1 million. Dura recorded a non-cash charge related to this transaction of approximately $5.2 million in the fourth quarter of 2001.

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

     - In April 1998, Dura acquired all of the outstanding equity interests of Trident Automotive plc ("Trident"). Trident had revenues of approximately $300 million in 1997, of which 69 percent was derived from sales of cable assemblies, principally to the automotive OEM market, and the balance from door handle assemblies, lighting and other products. Approximately 68 percent of Trident's revenues were generated in North America, 27 percent in Europe and the remainder in Latin America. Trident had manufacturing and technical facilities in Michigan, Tennessee, Arkansas, Canada, the United Kingdom, Germany, France and Brazil. Pursuant to the terms of the agreement, Dura acquired all of the outstanding equity interests of Trident for total consideration of $93.2 million in cash. In addition, Dura assumed $75.0 million of Trident's outstanding 10 percent Senior Subordinated Notes due 2005. Dura also repaid Trident's outstanding senior indebtedness of approximately $53.0 million.

     - In August 1998, Dura acquired the hinge business from Tower Automotive, Inc. ("Hinge Business") for approximately $37.3 million. The Hinge Business had annual revenues of approximately $50.0 million and manufactures automotive hood and deck lid hinges.

     - In March 1999, Dura acquired Excel for approximately $155.5 million in cash, 4.9 million shares of Dura Class A Common Stock and the assumption of $164.3 million in indebtedness. Excel designs and manufactures window, door and seating systems for the automotive, recreation vehicle, heavy truck and mass transit markets and appliances and hardware for the recreation vehicle market. Excel also manufactures decorative trim for the automotive market and complex injection molded parts for the consumer and industrial markets. Revenues for 1998 were approximately $1.1 billion. The acquisition of Excel provided Dura with new, value-added product lines and strengthened Dura's relationship with important customers such as Ford, DaimlerChrysler, Volkswagen and BMW.

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

     - In November 1999, Dura acquired the seat adjusting business of Meritor Automotive, Inc. ("Meritor Seats") for total cash consideration of $130 million. Meritor Seats manufactures seat track adjusting mechanisms for the North American automotive industry. Meritor Seats, with operations in Bracebridge, Ontario and Gordonsville, Tennessee, had revenues of approximately $130 million and is a Tier II supplier to Lear Corporation and other automotive interior suppliers.

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

     - In November 2000, Dura acquired Reiche GmbH & Co.KG Automotive Components ("Reiche"), a manufacturer of steering columns for total consideration of $20 million. Reiche, located in Germany, manufactures steering columns and steering column components for European and North American OEMs.

     - In January 2002, Dura divested its Plastic Products Business for total proceeds of approximately $41.0 million. The Plastic Products Business designs, engineers, and manufactures plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic applications markets. Dura recorded a non-cash charge of approximately $7.4 million in the fourth quarter of 2001 for the estimated loss upon divestment and in the second quarter of 2002, Dura recorded an additional $1.9 million charge related to the final negotiation of purchase price adjustments.

     - During the fourth quarter of 2002, Dura adopted a plan to divest its Mechanical Assemblies Europe business, as it believes this business will not assist Dura in reaching its strategic growth and profitability targets for the future. The Mechanical Assemblies Europe business generated annualized revenues of approximately $111.9 million from facilities in Grenoble and Boynes, France; and Woodley, Nottingham and Stourport, UK. The planned Mechanical Assemblies Europe divestiture has been treated as a discontinued operation under SFAS No. 144 (See Note 3 to the consolidated financial statements). In conjunction with that decision, Dura recorded a loss from the Mechanical Assemblies Europe business of approximately $107.4 million in the fourth quarter of 2002, of which approximately $15.0 million is cash related. Including the previously disclosed and reported divestiture of the Steering Gear product line in the second quarter of 2002 and exit of the European pedal product line in the third quarter of 2002, the total loss from discontinued operations for the year ended December 31, 2002 was $126.6 million, on which no tax benefit was recorded. These losses relate primarily to asset write-downs of $53.3 million, contractual commitments and transaction related costs of $15.0 million, and year-to-date operating losses of $58.3 million. The operating losses include a pension settlement charge of $18.1 million and facility consolidation costs related to the Steering and Pedal product line disposals completed in second and third quarter of 2002 of $19.2 million and $2.4 million, respectively.

  PRODUCTS

     Dura is the world's largest independent designer and manufacturer of driver control systems for the global automotive industry. Dura is also a leading global supplier of seating control systems, engineered assemblies, structural door modules and integrated glass systems.

     Although a portion of Dura's products are sold directly to OEMs as finished components, Dura uses most of its products to produce "systems" or "subsystems," which are groups of component parts located throughout the vehicle which operate together to provide a specific vehicle function. Systems currently produced by Dura include glass, door, pedal, parking brake, transmission shift, seat adjusting and latch.

     A brief summary of each of Dura's principal product categories is set forth below:

PRODUCT CATEGORY                                               DESCRIPTION
----------------                                               -----------
Driver Control Systems....................   Adjustable and traditional pedal systems,
                                             electronic throttle controls, electronic and
                                             traditional parking brake systems, cable
                                             systems, hybrid electronic and traditional gear
                                             shift systems, instrument panel beams,
                                             integrated driver control modules
Seating Control Systems...................   2, 4, 6 & 8-way power and manual seat
                                             adjusters, first, second and third row
                                             applications, complete seat structures, seat
                                             recliner assemblies, electronic seating control
                                             modules
Glass Systems.............................   Reaction Injection Molding: Polyurethane
                                             ("RIM") and High Pressure Injection Molding
                                             ("HPIM") glass encapsulations, integrated
                                             liftgate modules, manual and power backlite
                                             assemblies, 1, 2 or 3-sided glass modules,
                                             drop-door glass, hidden hardware glass,
                                             integrated greenhouse systems
Engineered Assemblies.....................   Spare tire carriers, jacks and tool kit
                                             assemblies, hood and tailgate latch systems,
                                             hinge assemblies
Structural Door Modules...................   Aluminum and steel body-in-white door modules,
                                             side impact beams, power and manual window lift
                                             systems, anti-pinch window lift systems
Exterior Trim Systems.....................   Roof trim moldings, side frame trim, A, B, &
                                             C-pillar cappings, body color trim, bright trim
Mobile Products...........................   Recreation vehicle appliances (water heaters,
                                             furnaces, ranges, ovens and drop-ins), jacks,
                                             couplers, brake actuators, fifth wheel landing
                                             legs, fifth wheel hitches, hitch balls, gas
                                             alarms, seating systems (frames adjusters,
                                             restraints and pedestals), windows and doors,
                                             mass transit and commercial bus windows

     The following table sets forth the approximate composition of Dura's revenues from continuing operations by product category for the last three fiscal years:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
PRODUCT CATEGORY                                               2002     2001     2000
----------------                                              ------   ------   ------
Driver Control Systems......................................    34%      34%      34%
Seating Control Systems.....................................    15%      16%      15%
Glass Systems...............................................    14%      14%      15%
Structural Door Modules.....................................    11%       8%       8%
Engineered Assemblies.......................................     8%      10%      10%
Exterior Trim Systems.......................................     7%       7%       7%
Mobile Products.............................................     7%       6%       6%
Other.......................................................     4%       5%       5%
                                                               ----     ----     ----
  Total.....................................................   100%     100%     100%
                                                               ====     ====     ====

     See Note 11 to the consolidated financial statements for more information regarding Dura's revenues by product category.

  CUSTOMERS AND MARKETING

     The North American vehicle component supply industry is led by GM, Ford and DaimlerChrysler. New domestic manufacturers as a whole accounted for approximately 23 percent of the market in 2002. In North America, Dura supplies its products primarily to Ford, GM, DaimlerChrysler and Lear Corporation. Dura has also expanded its global presence through acquisitions and internal growth. Dura has added new customers and increased penetration into certain existing customers such as BMW, Volkswagen, Toyota, Nissan/Renault and PSA.

     In 2002, over 70 percent of total worldwide light vehicle production occurred outside of North America. Dura derives a significant amount of its revenues from sales to OEMs located outside of North America. In Europe, Dura supplies its products primarily to Volkswagen, GM/Opel, Ford, BMW, PSA (Peugeot and Citroen), Nissan/Renault, and DaimlerChrysler. Set forth below is a summary of Dura's sales from continuing operations by geographic region for 2002, 2001 and 2000:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
REGION                                                         2002     2001     2000
------                                                        ------   ------   ------
North America...............................................    67%      70%      73%
Europe......................................................    32%      29%      26%
Other.......................................................     1%       1%       1%
                                                               ----     ----     ----
  Total.....................................................   100%     100%     100%
                                                               ====     ====     ====

     See Note 11 to the consolidated financial statements for more information relating to revenues and long-lived assets for each geographic area referenced above.

     The following is a summary of Dura's significant customers based on results of continuing operations for 2002, 2001 and 2000:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
CUSTOMER                                                       2002     2001     2000
--------                                                      ------   ------   ------
Ford........................................................    26%      25%      26%
GM..........................................................    14%      15%      14%
Lear........................................................    12%      13%      11%
DaimlerChrysler.............................................    10%      10%      10%
Volkswagen..................................................     8%       8%       7%
BMW.........................................................     4%       3%       3%
Nissan/Renault..............................................     3%       3%       3%
PSA (Peugeot and Citroen)...................................     2%       2%       2%
Johnson Controls, Inc.......................................     2%       1%       2%
Toyota......................................................     1%       1%       1%
Honda.......................................................     1%       1%       1%
Fleetwood...................................................     1%       1%       1%
Other.......................................................    16%      17%      19%
                                                               ----     ----     ----
  Total.....................................................   100%     100%     100%
                                                               ====     ====     ====

     Dura's automotive customers award contracts for a particular car platform, which may include more than one car model. Such contracts range from one year to the life of the models, which is generally three to seven years, and do not require the customer to purchase by the customer of any minimum number of parts. Dura also competes for new business to supply parts for successor models. Because Dura supplies parts for a broad cross-section of both new and mature models, its reliance on any particular model is minimized. Dura manufactures products for many of the most popular car, light truck, sport utility and mini-van models in North America and Europe.

     Major customers for Dura's specialty vehicle products include Fleetwood Enterprises, Winnebago Industries, Thor Industries, Damon Corporation, Jayco, Coachmen Industries, Monaco Coach Corporation, Motor Coach Industries and Navistar International Corporation. Sales and engineering groups are located in Rockford, Illinois and Elkhart, Indiana to service these customers. Customers in the specialty vehicle products market generally negotiate annual pricing contracts without firm order commitments and long purchase order lead times. Therefore, the specialty vehicle group does not have a significant backlog of orders at any particular time.

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

     Dura has a co-located design and development philosophy, which allows individual plant locations to optimize product designs to coincide with Dura manufacturing processes. In support of this philosophy, Dura has sites that contain technical design & development capabilities in each of the major regions that support customers around the world. A separate advanced technology group has been established to maintain Dura's position as a technology leader. The advanced technology group has developed many innovative features in Dura's products, including many features that were developed in conjunction with Dura's customers. Dura utilizes computer aided designs ("CAD") in the design process, which enables Dura to share data files with its customers via compatible systems during the design stage, thereby improving function, fit and performance within the total vehicle. Dura also utilizes CAD links with its manufacturing engineers to enhance manufacturability and quality of the designs early in the development process.

     Dura has approximately 500 patents granted or in the application process. The patents granted expire over several years beginning in 2003. Although Dura believes that, taken together, the patents are significant, the loss or expiration of any particular patent would not be material to Dura.

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

     Dura's window systems broadly include two categories of products: mechanically framed glass and molded framed glass. Mechanically framed glass products are produced by putting glass panes through a series of processes, which include adding handles, hinges, aluminum and steel based edge frame assemblies, electrical connectors and fasteners. The production of molded framed glass products involves two primary molding media: RIM and HPIM. Both media provide a "surround" to the glass panes that incorporates the styling, sealing and mechanical attachment features of the product. Dura's ability to utilize either media provides OEMs with the maximum advantage in terms of cost, styling imperatives and robustness. The glass panes used in the production of Dura's window systems are purchased from outside suppliers.

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

     The automotive industry has adopted a rigorous quality management system known as QS-9000. Suppliers must be registered as QS-9000 compliant by independent auditors as a condition of doing business with automotive customers. Dura has received QS-9000 registration at all of its facilities and maintains this status by demonstrating continuous improvement in manufacturing capability and support processes. In addition, Dura has received ISO 9000 registration for all facilities that serve the specialty vehicle markets. Dura has begun the process to transition to TS 16949. TS 16949 is more rigorous than QS-9000 and is more widely accepted throughout the automotive industry.

     Dura's plants have been recognized by its customers with various awards, such as the DaimlerChrysler Gold Pentastar Award, GM Target for Excellence, Nummi Delivery Performance Award, Lear Hall of Fame Award, Nissan Quality Master Award and Isuzu Quality Achievement Award. Dura has also received an "A" rating at Peugeot and Renault. Dura has received Ford Q-1 certification at facilities shipping current model Ford product. Moreover, Dura's specialty vehicle group has been the recipient of Fleetwood Industries Circle of Excellence: Quality Supplier Award for many years as well as WDA Supplier of the Year.

     Dura is implementing an environmental management system at its manufacturing locations. The system meets the ISO 14001 standard and is certified by independent auditors. The system assists Dura in being a clean corporate citizen and provides a framework for managing environmental inputs. Approximately 90 percent of Dura's manufacturing locations have achieved independent certification to ISO-14001.

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

     Dura is the world's largest independent designer and manufacturer of driver control systems for the global automotive industry. Dura is also a leading global supplier of seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems. Set forth below is a brief summary of Dura's most significant competitors in several major product categories:

     (1) Driver Control Systems:

          Automotive Cables. Dura is the leading producer of automotive cables in both North American and Europe. Major competitors include Teleflex Incorporated ("Teleflex") and Hi-Lex Corporation ("Hi-Lex") in North America and Kuester & Co. GmbH ("Kuester"), Ficosa International, S.A. ("Ficosa") and Sila Holding Industriale ("Sila") in Europe.

          Parking Brakes. Dura is the leading producer of traditional and electronic parking brakes in North America. Traditional parking brake competitors include Ventra Group, Inc. ("Ventra"), Magna International Inc. ("Magna"), Ficosa and Aisin Seiki. Dura's competitors in Europe include Scharwaechter GmbH & Co. ("Edscha") and Ficosa. Competitors in the electronic parking brake market include Kuester, Ficosa, TRW and Bosch.

          Transmission Shifters. Dura is a leading producer of transmission shifters in North America, with its only significant competitor being Grand Haven Stamped Products. Dura has three competitors in Europe, Teleflex, Ficosa, and Sila.

          Pedal Systems. Dura's primary competitors in pedal systems are Teleflex, KSR and Williams in North America.

     (2) Seating Control Systems: Dura's primary competitors in seat adjusters are the in-house operations of Lear Corporation, Magna, Johnson Controls, Inc., and Faurecia. Independent competition exists in Europe, which includes Brose Fahrzeagteile Glaswerke GmbH & Co. ("Brose"), C. Rob Hammerstein GmbH & Co. KG and Keiper Recaro GmbH & Co.

     (3) Glass Systems: Dura's primary competitors in window systems are Magna, Libbey-Owens Ford Co., PPG Inc. and Guardian Industries, Inc. in North America and Sekurit and Pilkington in Europe.

     (4) Engineered Assemblies:

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

     (5) Structural Door Modules: In this product group, Dura competes in door modules and window lift systems as well as other product areas. The primary competitors for door modules in North America and Europe include Brose, Delphi, ArvinMeritor, Magna, Matra and Wagon and for window lift systems in North America, Dura competes with ArvinMeritor, Brose, Hi-Lex and Magna.

     (6) Exterior Trim Systems: Dura's primary competitors in Europe for roof trim moldings, side frame trim, A, B, & C-pillar cappings, body color trim include WKW and Aries.

     (7) Mobile Products: Dura's primary competitors for mobile products include Suburban Manufacturing (division of Airxcel), Maytag Appliances/Magic Chef RV Products, TriMas Corporation and Hehr International, Inc.

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

     Dura typically negotiates blanket purchase orders or 12-month supply agreements with service centers that have demonstrated timely delivery, quality steel and competitive prices. These arrangements do not contain minimum purchase requirements. These relationships allow Dura to order precise quantities and types of steel for delivery on short notice, thereby permitting Dura to maintain low inventories. In addition, Dura occasionally "spot buys" steel from service centers to meet customer demand, engineering changes or new part tool trials.

     Other raw materials purchased by Dura include dies, motors, fasteners, springs, rivets and rubber products, all of which are available from numerous sources.

  SEASONALITY

     A significant portion of Dura's business is directly related to automotive and recreation vehicle sales and production by its customers, which is highly cyclical and depends on general economic conditions, consumer spending and preferences. Any significant reduction in vehicle production and sales by Dura's customers would have a material adverse effect on its business. The North American automotive and recreation vehicle market, Dura's largest market, experienced a downturn that began in 2000 and continued into 2001. As such, Dura's sales declined in line with the reduced volumes. To offset the reduction in production volumes, Dura accelerated its structural cost reduction efforts. North American sales recovered in 2002 with the help of incentive programs offered by the OEMs. This had a positive effect on Dura's sales for 2002.

     Dura has operations in several major regions of the world and economic conditions in these regions often differ, which may have varying effects on its business. The recent strengthening of the Euro relative to the U.S. dollar resulted in a positive impact to Dura's results of operations during 2002.

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

  EMPLOYEES

     As of December 31, 2002, Dura employed approximately 9,100 people in North America, 9,200 in Europe and 500 in other regions of the world. A substantial number of Dura's employees are members of unions. Dura has collective bargaining agreements with several unions including: the UAW; the CAW; the International Brotherhood of Teamsters; and the International Association of Machinists and Aerospace Workers. Virtually all of Dura's unionized facilities in the United States and Canada have a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of its other labor contracts. The majority of Dura's European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. Although Dura believes that its relationship with its union employees is generally good, there can be no assurance that Dura will be able to negotiate new agreements on favorable terms. In the event Dura is unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on the operations of Dura.

(B) SAFE HARBOR PROVISIONS AND SELECTED VEHICLE PROGRAMS

     Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by use of the words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate" and similar words, although some forward-looking statements may be expressed differently. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to:

     - RELIANCE ON MAJOR CUSTOMERS AND SELECTED VEHICLE PROGRAMS. Dura's largest customers, Ford, GM, Lear and DaimlerChrysler, represented approximately 26 percent, 14 percent, 12 percent and 10 percent, respectively, of Dura's 2002 revenues. Any significant reduction in the demand for vehicles manufactured by Ford, GM or DaimlerChrysler or products manufactured by Lear for which we produce components and assemblies or for certain other key vehicle models or group of related vehicle model sold by any of Dura's other major customers could have a material adverse effect on Dura's existing and future revenues and net income.

     - INDUSTRY CYCLICALITY AND SEASONALITY. The automotive and recreation vehicle end customer markets are highly cyclical and both markets are dependent on consumer spending. Economic factors adversely affecting automotive and recreation vehicle production and consumer spending could adversely impact Dura. We typically experience decreased volumes during the third quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers.

     - FAILURE TO OBTAIN BUSINESS RELATED TO NEW AND REDESIGNED MODEL INTRODUCTIONS. The failure of Dura to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect Dura.

     - HIGHLY COMPETITIVE VEHICLE SUPPLY INDUSTRY. The vehicle component supply industry is highly competitive. There is substantial and continuing pressure from the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as Dura. If we are unable to generate sufficient cost savings in the future to offset price reductions, our gross margin could be adversely affected.

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

     - SIGNIFICANT FOREIGN OPERATIONS. Dura has significant operations in Europe, Canada and Latin America. Certain risks are inherent in international operations, including:

      - The difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

      - Foreign customers may have longer payment cycles than customers in the United States;

      - Tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

      - General economic and political conditions in countries where we operate may have an adverse effect on our operations in those countries;

      - The difficulties associated with managing a large organization spread throughout various countries; and

      - Required compliance with a variety of foreign laws and regulations.

             In addition, Dura generates a significant portion of its revenues and incurs a significant portion of its expenses in currencies other than U.S. dollars. To the extent that it is unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on Dura's financial results. The strengthening of the European currencies in relation to the U.S. dollar had a positive impact on Dura's revenues in 2002.

(C) AVAILABLE INFORMATION

     Dura maintains a website on the Internet at www.duraauto.com. Dura makes available free of charge through its website, by way of a hyperlink to a third-party SEC filing website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. Such information is available as soon as such reports are filed with the SEC.

ITEM 2.  PROPERTIES

     Dura's world headquarters is located in Rochester Hills, Michigan. Dura leases this facility, which is approximately 100,000 square feet, a portion of which is used for product development activities.

     Dura believes that the productive capacity and utilization of its facilities is sufficient to allow Dura to conduct its operations in accordance with its business strategy. All of Dura's owned facilities are subject to liens under its amended and restated $1.15 billion credit agreement ("Credit Agreement"). The following table shows the principal facilities of Dura as of December 31, 2002:

                                                              NUMBER OF
COUNTRY                                                         SITES
-------                                                       ---------
Brazil......................................................      1
Canada......................................................      3
Czech Republic..............................................      3
France......................................................      5
Germany.....................................................      9
Mexico......................................................      2
Portugal....................................................      2
Slovakia....................................................      1
Spain.......................................................      3
United Kingdom..............................................      2
United States...............................................     26
                                                                 --
  Total.....................................................     57
                                                                 ==

     Dura's manufacturing facilities have a combined square footage in excess of 7,050,000, approximately 85 percent of which is owned and approximately 15 percent is leased. To increase efficiency, Dura expects to consolidate the operations of certain of its manufacturing facilities and technical centers over the next twelve months.

     In some cases, several of Dura's manufacturing sites, technical centers and/or product development centers and sales activity offices are located at a single multi-purpose site. As of December 31, 2002, Dura had sites that contain technical design and development capabilities in each of the major regions that support customers around the world.

     Management believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing needs. Utilization of Dura's facilities varies with North American and European light and recreation vehicle production and general economic conditions in such regions.

ITEM 3.  LEGAL PROCEEDINGS

     Dura is involved in routine litigation incidental to the conduct of its business. Dura does not believe that any litigation to which it is currently a party will have a material adverse effect on its business or financial condition.

     In late 1994, Ford issued a recall of a series of manual transmission Ford F-Series pickups to repair the self-adjust parking brakes originally manufactured by the Brake and Cable Business. The type of alleged failures that prompted the F-Series recalls have led to a number of claims and lawsuits filed against Ford, one of which culminated in a July 1998 award of punitive damages against Ford of more than $151 million (which has subsequently been reduced on appeal to $69 million) and Ford appealed the decision. In December 2002, the Ninth Circuit Court of Appeals issued an opinion remanding the case for a new trial on punitive damages because the trial court failed to limit the punitive damages award to a reasonable amount. Dura may be subject to claims brought directly against Dura by injured occupants of Ford vehicles and to claims for contribution or indemnification asserted by Ford. The agreement relating to the acquisition of the Brake and Cable Business provided that Dura is liable for claims arising out of accidents that take place on or after August 31, 1994 and that Dura will be liable for other claims only to the extent any losses by Alkin relating to such claims are not paid by Alkin's insurance policies (either because they are not over the deductible amount, because Alkin's policy limits have been exceeded or because they are not covered by Alkin's insurance policies for other reasons). Dura is not presently aware of any other open self-adjusting parking brake claims against Ford with respect to which Ford may elect to seek contribution from Dura. Dura has attempted to work with Ford to address the claims arising from the self-adjusting parking brakes and does not believe that these claims have adversely affected its business relationship with Ford.

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

     In March 1999, Dura was notified by Ford of its decision to institute a recall of certain of its vehicles, including Mustangs (approximately 987,839), relating to the speed control cable. In October 1999, Ford announced that it was voluntarily recalling all 1998-1999 Ford Explorers and Mountaineers (approximately 932,000 vehicles) to replace the auxiliary hood latches. Although Dura denies full liability related to the speed control and secondary hood latch recalls, in June 2000, it settled the two product recall matters through a cost sharing agreement with Ford. Dura agreed to pay $40 million ($20 million in July 2000, followed by three equal payments totaling $20 million in July 2001, July 2002 and July 2003) to resolve Ford's claims relating to these recalls.

     In September 2001, Dura was notified by Landrover of its decision to institute a recall of its Freelander vehicles due to alleged malfunctions of the parking brake mechanism. This recall included approximately 220,000 vehicles manufactured world-wide between September 1997 and March 2001. In September 2002, Dura and Landrover reached a settlement and Dura agreed to pay Pounds 2.8 million (approximately $4.5 million). In return, Dura received a release from further liability as a result of this recall.

     In December 2002, Nissan/Renault issued a claim to Dura requesting payment for a recall of its Almera and Tino vehicles due to alleged malfunctions of the parking brake mechanism. This recall included approximately 125,000 vehicles manufactured world-wide. Dura is currently working with the customer to resolve this matter.

     Dura faces an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as expected and such failure of the products results, or is alleged to result, in bodily injury and/or property damage. Dura cannot assure that it will not experience any material warranty or product liability losses in the future or that it will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective, Dura may be required to participate in a recall involving such products. Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against Dura or a requirement to participate in a product recall may have a material adverse effect on Dura's business. OEMs are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which Dura supplies products to an OEM, an OEM may hold Dura responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Dura carries insurance for certain legal matters including product liability; however, Dura no longer carries insurance for warranty matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. Dura has established reserves for matters that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to Dura's business will not have a material adverse impact on the consolidated financial position, results of operations, or cash flows of Dura; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

Environmental Matters

     Dura is subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. While Dura devotes resources designed to maintaining compliance with these requirements, there can be no assurance that Dura operates at all times in complete compliance with all such requirements. Dura could be subject to potentially significant fines and penalties for any noncompliance that may occur. Although Dura has made and will continue to make capital and other expenditures to comply with environmental requirements, Dura does not expect to incur material capital expenditures for environmental controls in 2003.

     Some of Dura's operations generate hazardous substances. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any of Dura's current or former properties or at a landfill or another location where Dura has disposed of wastes, Dura may be held liable for the contamination, and the amount of such liability could be material.

     In 1995, the Michigan Department of Environmental Quality requested that Dura and Wickes conduct an environmental investigation at and around Dura's Mancelona, Michigan facility, which Dura acquired from Wickes in 1990. The investigation detected trichloroethylene ("TCE") in groundwater at the facility and offsite locations. Dura has not used TCE since it acquired the Mancelona facility, although TCE may have been used by prior operators. Dura has arranged and paid for the sampling of several residential drinking water wells in the area and for the replacement of drinking water wells found to contain TCE above drinking water standards. Dura may incur additional costs to further investigate, monitor or remediate the contamination, and possibly to provide additional alternative drinking water supplies. In April 1999, Dura settled certain potential claims asserted by a ski resort with respect to possible future impact on the resort's water supply wells.

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

     There were no matters submitted to a vote of stockholders during the fourth quarter of 2002.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock is traded on the Nasdaq National Market under the symbol "DRRA." The following table sets forth, for the periods indicated, the low and high closing sale prices for the Class A common stock as regularly quoted on Nasdaq.

                                                               LOW      HIGH
                                                              ------   ------
2002
  First Quarter.............................................  $10.19   $19.78
  Second Quarter............................................   19.13    25.68
  Third Quarter.............................................   11.95    20.00
  Fourth Quarter............................................    8.08    13.25
2001
  First Quarter.............................................  $ 5.44   $ 9.69
  Second Quarter............................................    7.25    16.00
  Third Quarter.............................................    6.83    19.05
  Fourth Quarter............................................    7.25    11.00

     As of March 3, 2003, there were approximately 719 holders of record of the outstanding Class A common stock and 11 holders of record of the outstanding Class B common stock.

     Dura has not declared or paid any dividends on its Common Stock in the past and does not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of Dura. In addition, Dura's ability to pay dividends is limited under the terms of the $350.0 million 8 5/8 percent senior unsecured notes ("Senior Notes") indenture and $458.5 million and Euro 100.0 million 9 percent senior subordinated notes ("Subordinated Notes") indenture and by the terms of its Credit Agreement. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for Dura presented below for, and as of the end of each of the years in the five-year period ended December 31, 2002, is derived from Dura Automotive Systems, Inc.'s Consolidated Financial Statements. The three year period ended December 31, 2002 has been audited by Deloitte & Touche LLP, independent public accountants. The consolidated financial statements at December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 and the independent auditor's report thereon are included elsewhere in this report. The consolidated financial statements at December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Dura's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

                                                      YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------------------
                                                                              1999        1998
                                       2002         2001         2000      UNAUDITED    UNAUDITED
                                    ----------   ----------   ----------   ----------   ---------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues..........................  $2,360,323   $2,333,705   $2,465,416   $2,067,695   $739,467
Cost of sales.....................   2,035,021    2,013,585    2,084,428    1,748,706    608,518
S, G & A expense..................     135,571      134,380      153,931      119,378     49,825
Facility consolidation, product
  recall and other charges........      16,121       24,119       14,948       16,246         --
Amortization expense..............         989       26,725       27,091       23,239      9,868
Operating income..................     172,621      134,896      185,018      160,126     71,256
Interest expense, net.............      83,908      100,514      111,929       81,046     20,267
Provision for income taxes........      39,703       10,589       29,904       35,675     20,933
Income from continuing
  operations......................      46,524       21,224       40,740       40,960     26,667
Income (loss) from discontinued
  operations, net of income
  taxes...........................    (126,581)     (10,005)       1,037        8,809         --
Extraordinary item -- loss on
  early extinguishment of debt,
  net.............................      (3,422)          --           --       (5,402)      (643)
Cumulative effect of change in
  accounting, net.................    (205,192)          --           --       (3,147)        --
Net income (loss).................    (288,671)      11,219       41,777       41,220     26,024
                                    ----------   ----------   ----------   ----------   --------
Basic earnings (loss) per share
  from continuing operations......  $     2.58   $     1.19   $     2.33   $     2.52   $   2.49
Diluted earnings (loss) per share
  from continuing operations......  $     2.48   $     1.18   $     2.29   $     2.44   $   2.42
                                                           AT DECEMBER 31,
                                    -------------------------------------------------------------
                                                                              1999        1998
                                       2002         2001         2000      UNAUDITED    UNAUDITED
                                    ----------   ----------   ----------   ----------   ---------
                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Working capital...................  $  212,063   $   80,642   $  169,005   $  162,949   $ 63,766
Total assets......................   1,936,933    2,121,604    2,357,047    2,444,867    929,383
Long-term debt....................   1,069,054    1,012,127    1,156,826    1,175,898    316,417
Mandatority Redeemable Convertible
  Trust Preferred Securities......      55,250       55,250       55,250       55,250     55,250
Stockholders' investment..........     204,802      442,397      453,394      430,996    238,037

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This discussion should be read in conjunction with Dura's Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.

     During the fourth quarter of 2002, Dura adopted a plan to divest its Mechanical Assemblies Europe business, as it believes this business will not assist Dura in reaching its strategic growth and profitability targets for the future. The planned Mechanical Assemblies Europe divestiture has been treated as a discontinued operation under SFAS No. 144 (see Note 3 to the consolidated financial statements). The applicable assets, liabilities and results of operations related to the Mechanical Assemblies Europe business, including the related charges, have been classified as discontinued operations in the consolidated financial statements, and prior periods have been recast to present Mechanical Assemblies Europe as a discontinued operation in all periods presented.

OVERVIEW

     The economic climate throughout 2002 remained challenging as the benefits from higher production volumes in the North American automotive and recreation vehicle industries were partially offset by weakness in Europe. The OEMs continued to offer various incentive plans including zero percent financing throughout the year. We anticipate that 2003 will continue to be a challenging environment and we believe that our ability to reduce costs and deliver quality products has prepared us for the conditions this uncertain market may present to us.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues for the year ended December 31, 2002 increased by $26.6 million, or 1.1 percent, to $2,360.3 million from $2,333.7 million for 2001. Factors that favorably impacted revenue in 2002 included an increase in the North American automotive and recreation vehicle production volumes, the strengthening of the European currencies in relation to the U.S. dollar and an increase in new business in Dura's core products. Slightly offsetting these favorable items was the impact of Dura's divestiture actions, continued weakness in European volumes and the impact of strategically exiting certain of Dura's low margin non-core businesses in Europe.

     Cost of Sales. Cost of sales for the year ended December 31, 2002 increased by $21.4 million, or 1.1 percent, to $2,035.0 million from $2,013.6 million for 2001. Cost of sales as a percentage of revenues for the year ended December 31, 2002 was 86.2 percent, which is basically flat compared to 86.3 percent for 2001.

     Selling, General, and Administrative. Selling, general, and administrative expenses for the year ended December 31, 2002 increased by $1.2 million, or 0.9 percent, to $135.6 million from $134.4 million in 2001. As a percentage of revenue, selling, general and administrative expenses remained basically flat at
5.7 percent for 2002, compared to 5.8 percent for 2001.

     Facility Consolidation and Other Charges. In December 2002, Dura announced a plan to close its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million, approximately $8.5 million of which was cash related. The charge related to the closure of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility closure costs of $0.1 million. The charge related to the closure of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. Dura expects to fund these expenditures through cash flow from operations. Costs incurred and charged to the reserve related to the closure of these two facilities as of December 31, 2002 amounted to $0.2 million in severance related costs. The decision to close the Livonia facility resulted in a reduction in the work force of approximately 20 salaried and 127 hourly employees, none of which have been let go as of December 31, 2002. The decision to close the Cauvigny facility will result in a reduction in the work force of approximately 208 salaried employees, none of which have been let go as of December 31, 2002. These restructuring actions are anticipated to be complete by December 31, 2003.

     In July 2002, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. Costs incurred and charged to the reserve as of December 31, 2002 amounted to $0.2 million in severance related costs. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been let go as of December 31, 2002. These restructuring actions are anticipated to be complete by September 30, 2003. During the fourth quarter of 2002, Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million related to the closure of the Benton

Harbor facility. Approximately $1.7 million of these charges were cash related. Dura expects to fund these expenditures through cash flow from operations.

     Amortization Expense. Amortization expense for the year ended December 31, 2002 decreased by $25.7 million, or 96.3 percent, to $1.0 million from $26.7 million in 2001. The decrease is the result of Dura adopting SFAS No. 142 "Goodwill and Other Intangible Assets", effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise (see Significant Accounting Policies below).

     Interest Expense. Interest expense for the year ended December 31, 2002 decreased by $16.6 million, or 16.5 percent, to $83.9 million from $100.5 million in 2001. The decrease in interest expense is due to lower interest rates on LIBOR contracts, offset by the higher effective interest cost related to the issuance of $350.0 million of Senior Notes (see below).

     Income Taxes. The effective tax rate for the year ended December 31, 2002 was 44.8 percent compared to the 2001 effective tax rate of 30.8 percent. The increase in the effective tax rate relates to the mix of income and loss among Dura's tax jurisdictions, not benefiting losses in certain locations, increases in valuation allowances in certain tax jurisdictions and not benefiting the facility consolidation charge related to Cauvigny.

     Minority Interest. Minority interest for the years ended December 31, 2002 and 2001 represents dividends, net of income tax benefits, on the $55.3 million 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

     Income from Continuing Operations. Income from continuing operations for the year ended December 31, 2002 increased by $25.3 million, or 119.3 percent, to $46.5 million from $21.2 million in 2001. The increase is primarily due to an increase in revenues and decreases in both amortization expense and interest expense, as described above. These increases to income from continuing operations were offset by an increase in the provision for income taxes, also described above.

     Discontinued Operations. During the fourth quarter of 2002, Dura adopted a plan to divest its Mechanical Assemblies Europe business, as it believes this business will not assist Dura in reaching its strategic growth and profitability targets for the future. The Mechanical Assemblies Europe business generated annualized revenues of approximately $111.9 million from facilities in Grenoble and Boynes, France; and Woodley, Nottingham and Stourport, UK. The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144 (See Note 3 to the consolidated financial statements).

     In conjunction with that decision, Dura recorded a loss from the Mechanical Assemblies Europe business of approximately $107.4 million in the fourth quarter of 2002, of which approximately $15.0 million is cash related. Including the previously disclosed and reported divestiture of the Steering Gear product line in the second quarter of 2002 and exit of the European pedal product line in the third quarter of 2002, the total loss from discontinued operations for the year ended December 31, 2002 was $126.6 million, on which no tax benefit was recorded. These losses relate primarily to asset write-downs of $53.3 million, contractual commitments and transaction related costs of $15.0 million, and year-to-date operating losses of $58.3 million. The operating losses include a pension settlement charge of $18.1 million and facility consolidation costs related to the Steering and Pedal product line disposals completed in second and third quarter of 2002 of $19.2 million and $2.4 million, respectively.

     Extraordinary Item. The extraordinary loss for the year ended December 31, 2002 represents the write-off, net of income taxes, of debt financing costs in connection with the repayment of borrowings outstanding under the Credit Agreement (see Liquidity and Capital Resources below).

     Cumulative Effect of Change in Accounting. The cumulative effect of change in accounting for the year ended December 31, 2002 represents the write-off of goodwill as a result of Dura adopting SFAS No. 142, effective January 1, 2002 (see Significant Accounting Policies below).

     Net Income (Loss). Net income (loss) for the year ended December 31, 2002 decreased by $299.9 million to a loss of $288.7 million, from income of $11.2 million in 2001. The decrease primarily relates to the loss from discontinued operations and the write-off of goodwill, as described above. Further contributing to the decrease was the write-off, net of income taxes, of debt financing costs, as well as the additional fluctuations in income from continuing operations described above.

     New Accounting Pronouncements. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of the new disclosure provisions of SFAS No. 148 did not have a material impact on Dura's consolidated balance sheet or results of operations, with the annual required disclosures included herein (see Note 6 to the consolidated financial statements).

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a significant impact on Dura's consolidated balance sheet or results of operations; however, Dura adopted the disclosure requirement provisions of this pronouncement during 2002, with required disclosures included herein (see Note 2 to the consolidated financial statements).

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. While the adoption will not impact Dura's current financial position or results of operations, should Dura initiate further exit or disposal activities in the future, Dura would be required to follow this new pronouncement.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board ("APB") Opinion No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for Dura beginning January 1, 2003. The adoption of this statement will result in a reclassification within results of operations related to the write-off of debt issuance costs during the second quarter of 2002 in connection with certain financing transactions (see Note 8 to the consolidated financial statements).

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment and disposal of long-lived assets. Dura adopted SFAS No. 144 on January 1, 2002, the adoption of this pronouncement did not have a material impact on results of continuing operations or financial position (see Note 3 to the consolidated financial statements).

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for Dura beginning January 1, 2003. The adoption of this statement is not anticipated to have a material effect on results of operations or financial position.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura was required to adopt SFAS No. 142 effective January 1, 2002 (see Significant Accounting Policies below).

COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000

     Revenues. Revenues for the year ended December 31, 2001 decreased by $131.7 million, or 5.3 percent, to $2,333.7 million from $2,465.4 million for 2000. Factors that unfavorably impacted revenue in 2001 included the weakness in both the North American automotive and recreation vehicle markets as well as the weakening of the European currencies in relation to the US dollar. Approximately 29 percent of Dura's total revenues are generated from European operations and 8 percent of total revenues are generated from the recreation vehicle market.

     Cost of Sales. Cost of sales for the year ended December 31, 2001 decreased by $70.8 million, or 3.4 percent, to $2,013.6 million from $2,084.4 million for 2000. Cost of sales as a percentage of revenues for the year ended December 31, 2001 was 86.3 percent compared to 84.5 percent for 2000. The corresponding reduction in gross margin is primarily the result of the decreased volumes in the North American automotive and recreation vehicle markets as well as inefficiencies resulting from difficult product launches in Europe. These items were partially offset by the benefit from the implementation of Dura's restructuring plan and continued focus on cost reduction.

     Selling, General, and Administrative. Selling, general, and administrative expenses for the year ended December 31, 2001 decreased by $19.5 million, or
12.7 percent, to $134.4 million from $153.9 million in 2000. As a percentage of revenue, selling, general and administrative expenses decreased to 5.8 percent for 2001 compared to 6.2 percent for 2000. The decrease in cost is primarily the result of the salaried headcount reduction actions taken in late 2000 and early 2001.

     Facility Consolidation, Product Recall and Other Charges. In November 2001, Dura entered into a definitive agreement to divest its Plastic Products business for total proceeds of approximately $41.0 million. The transaction closed on January 28, 2002. The Plastic Products business designed, engineered, and manufactured plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic applications markets. This business employed approximately 750 people in three facilities located in Mishawaka, Indiana; Bowling Green, Kentucky; and Jonesville, Michigan and generated approximately $80.0 million in annual revenue. Two members of Dura's Board of Directors are members of management of an investor group which is general partner of the controlling shareholder of the acquiring company. Dura recorded a noncash charge of approximately $7.4 million in the fourth quarter of 2001 for the estimated loss upon divestment. In the second quarter of 2002, Dura recorded an additional $1.9 million charge related to final negotiation of purchase price adjustments.

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

     Throughout 2000 and 2001 Dura has evaluated manufacturing capacity issues and opportunities for cost reduction given the reduced demand in the North America automotive and recreation vehicle markets and the available capacity within Dura's operations. As a result, beginning in the fourth quarter of 2000, Dura began to implement several actions including discontinuing operations in two North American facilities, combining the Driver Control and Engineered Products divisions into one (Control Systems), and reducing and consolidating certain support activities to achieve an appropriate level of support personnel relative to remaining operations and future business requirements. These actions resulted in a fourth quarter 2000 restructuring charge of $6.8 million, including severance related payments of $6.2 million and facility closure costs of approximately $0.6 million. Additionally in 2000, Dura expensed as incurred equipment relocation costs of $0.8 million. In continuation of the actions taken in 2000, Dura recorded $2.4 million of additional restructuring charges in the first quarter and $2.0 million in the fourth quarter of 2001 relating to employee severance. Dura also expensed as incurred approximately $0.2 million of equipment relocation costs incurred during the first quarter of 2001. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the 2001 consolidated statements of operations. Costs incurred and charged to the reserves as of December 31, 2002 amounted to $11.0 million in severance related costs and $1.0 million in facility closure costs. During 2001 and 2002, additional adjustments were made of $0.1 million and $0.3 million, respectively, to decrease the reserve for employee severance as the actual costs incurred were less than originally estimated. The decision to exit the two facilities resulted in a reduction in the work force of approximately 52 salaried and 408 hourly employees, all of which have been let go as of December 31, 2002. Additionally, the decision to consolidate two divisions into one and to reduce support personnel to a level consistent with future business requirements resulted in a reduction of approximately 217 salaried employees, all of which have been let go as of December 31, 2002.

     Amortization Expense. Amortization expense for the year ended December 31, 2001 decreased by $0.4 million, or 1.5 percent, to $26.7 million from $27.1 million in 2000. The slight decrease is due to the impact of foreign exchange on European goodwill during 2001.

     Interest Expense. Interest expense for the year ended December 31, 2001 decreased by $11.4 million, or 10.2 percent, to $100.5 million from $111.9 million in 2000. The decrease in interest expense is due to lower interest rates on LIBOR contracts and debt pay-down of approximately $131.2 million during 2001, offset by the higher interest cost related to the additional issuance of $158.5 million of Subordinated Notes and the unfavorable impact of existing interest rate swap agreements.

     Income Taxes. The effective tax rate for the year ended December 31, 2001 was 30.8 percent compared to the 2000 effective tax rate of 40.9 percent. The effective income tax rate decreased as a result of the implementation of tax planning strategies during 2001, a reduction in the statutory tax rates in Germany that became effective in 2001 and a tax holiday in the Czech Republic for 2001. The effective rate differs from statutory rates due primarily to the mix of income/loss among the countries in which Dura operates, the effect of non-deductible goodwill amortization and the effects of various tax planning strategies.

     Minority Interest. Minority interest for the years ended December 31, 2001 and December 31, 2000 represents dividends, net of income tax benefits, on the Preferred Securities which were issued on March 20, 1998.

     Income from Continuing Operations. Income from continuing operations for the year ended December 31, 2001 decreased by $19.5 million, or 47.9 percent, to $21.2 million from $40.7 million in 2000. The decrease is primarily due to decreases in revenues and gross margin, as described above. These decreases to income from continuing operations were offset by decreases in selling, general and administrative expenses, interest expense and the provision for income taxes, also described above.

     Discontinued Operations. Income (loss) from discontinued operations for the year ended December 31, 2001 decreased by $11.0 million to a loss of $10.0 million, from income of $1.0 million in 2000. The decrease is due to lower volumes in these businesses and certain product warranty costs.

     Net Income (Loss). Net income (loss) for the year ended December 31, 2001 decreased by $30.6 million to $11.2 million, from $41.8 million in 2000. The decrease primarily relates to the decrease in income from continuing operations described above, as well as a decrease in income (loss) from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

     During 2002, Dura provided cash from operations of $204.2 million, compared to $232.6 million in 2001. Cash generated from operations before changes in working capital items was $134.8 million for 2002 compared to $140.4 million for 2001. Working capital generated cash of $69.4 million in 2002 compared to $92.2 million in 2001. This reduction in cash generated from working capital is primarily the result of the strengthening of the European currencies in relation to the U.S. dollar.

     Net cash used in investing activities was $23.3 million for 2002 as compared to $68.1 million in 2001. Net proceeds from the disposition of the Plastic Products business provided $31.0 million and net capital expenditures totaled $54.3 million for 2002. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $68.1 million in 2001. The decrease is due to Dura's continued focus on cash management.

     Net cash used in financing activities totaled $20.7 million for 2002 compared with $133.5 million in 2001, principally for the repayment of outstanding indebtedness.

     In March 1999, Dura entered into its Credit Agreement. The Credit Agreement originally provided for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan, and a $200.0 million interim term loan facility.

     In April 2002, Dura completed the offering of its 8 5/8 percent Senior Notes, due April 2012. The interest on the Senior Notes is payable semiannually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. In addition, the revolving credit facility was decreased to $390.0 million. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008 with no early repayment penalties. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the Senior Notes offering and to further adjust certain financial covenants. Dura also entered into a fixed-to-floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt (see Note 2 to the consolidated financial statements). In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote off debt issuance costs of approximately $3.4 million, net of income taxes, during the second quarter of 2002. This write-off is reflected as an extraordinary item in the consolidated statement of operations for the year ended December 31, 2002. Included in interest expense, net, in the consolidated statements of operations is approximately $2.4 million, $2.3 million and $2.8 million of interest income earned on Dura's cash balances in the years ended December 31, 2002, 2001, and 2000, respectively.

     As of December 31, 2002, rates on borrowings under the Credit Agreement are based on LIBOR and were 3.92 percent. The revolving credit facility is available until March 2005. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations, and cash dividends.

The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. In conjunction with the decision to divest the Mechanical Assemblies Europe business, Dura obtained an amendment to its Credit Agreement and was in compliance with the covenants as of December 31, 2002. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of December 31, 2002, Dura had no borrowings outstanding under the revolver.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At December 31, 2002, Dura had $2.4 million outstanding under its overdraft facilities. At December 31, 2002, Dura had overdraft facilities available from banks of approximately $41.9 million.

     At December 31, 2002, Dura had unused borrowing capacity of approximately $370.5 million of which $120.1 million was available under its most restrictive debt covenant. Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At December 31, 2002, Dura had overdraft facilities outstanding of $2.4 million, which is included in current maturities of long-term debt on the balance sheet. At December 31, 2002, Dura had overdraft facilities available from banks of approximately $41.9 million. The average interest rates on the outstanding overdraft facilities at December 31, 2002 was approximately 5.68 percent.

     In April 1999, Dura completed the offering of its Subordinated Notes, due May 2009. The interest on the Subordinated Notes is payable semiannually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness, and approximately $118.9 million was used for general corporate purposes. In June 2001, Dura completed a similar offering of 9 percent senior subordinated notes due May 2009 with a face amount of $158.5 million. The interest on these notes is also payable semiannually. Unamortized discount and debt issuance costs were approximately $8.5 million, yielding an imputed interest rate of 10 percent. Net proceeds of approximately $147.1 million were used to reduce the borrowings outstanding under the revolving credit facility. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

     Dura is limited as to its ability to declare or make certain dividend payments or other distributions of assets under its Credit Agreement and Subordinated Notes. Certain distributions relating to items such as; a company stock purchase program, tax sharing arrangements and as required under Dura's Preferred Securities are permitted.

     Dura's principal source of liquidity is cash flow generated from operations and borrowings under its $390 million revolving credit facilities. Dura believes that such funds will be sufficient to its liquidity needs for at least the next twelve months. Dura's principal use of liquidity will be to meet debt service requirements, finance capital expenditures and to provide working capital availability. Dura expects that capital expenditures in 2003 will be approximately $70.0 million. These capital expenditures will be used primarily for equipment and dedicated tooling purchases and facility improvements.

     Dura's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond Dura's control. Dura believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that Dura will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If Dura cannot generate sufficient cash flow from operations to service its indebtedness and to meet its other obligations and commitments, Dura might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the Credit Agreement. In the event that

Dura is unable to refinance the Credit Agreement or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of, and interest on, its debt would be impaired.

SUBSEQUENT EVENT

     In March 2003, Dura completed the divestiture of its Mechanical Assemblies Europe business to Magal Engineering and members of the local management group, located in Woodley, England. The divestiture was part of Dura's strategic repositioning to focus Dura on businesses that meet its future growth and profitability targets. The European Mechanical Assemblies business employs approximately 990 people at facilities located in Grenoble and Boynes, France; and Woodley, Nottingham and Stourport, UK. The European Mechanical Assemblies business generated annualized revenues of approximately $111.9 million.

CONTRACTUAL OBLIGATIONS

     The following table presents Dura's contractual obligations at December 31, 2002 (in thousands):

                                                   PAYMENTS DUE BY PERIOD
                              ----------------------------------------------------------------
                                           LESS THAN   ONE - THREE   THREE - FIVE   MORE THAN
                                TOTAL      ONE YEAR       YEARS         YEARS       FIVE YEARS
                              ----------   ---------   -----------   ------------   ----------
Long-term debt..............  $  164,847    $ 4,313      $11,267       $ 5,110      $  144,157
Senior notes................     350,000         --           --            --         350,000
Subordinated notes..........     556,632         --           --            --         556,632
Capital lease obligations
  and other noncurrent
  liabilities...............       4,729      2,841          778           628             482
Mandatorily redeemable
  convertible trust
  preferred securities......      55,250         --           --            --          55,250
Operating leases............      84,230     20,161       33,596        11,349          19,124
                              ----------    -------      -------       -------      ----------
Total.......................  $1,215,688    $27,315      $45,641       $17,087      $1,125,645
                              ==========    =======      =======       =======      ==========

SIGNIFICANT ACCOUNTING POLICIES

     Dura's significant accounting policies are more fully described in Note 2 of the consolidated financial statements. Certain of Dura's accounting policies require the application of significant judgement by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

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

     Valuation of Goodwill. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and, prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," was amortized over 40 years. Effective January 1, 2002, goodwill is no longer amortized, but is instead subjected to annual impairment testing in accordance with the provisions of SFAS No. 142. Other assets principally consist of pension plan assets in excess of accumulated benefits; debt financing costs, which are being amortized over the term of the applicable agreements; and deferred income taxes.

     Upon adoption of SFAS No. 142, Dura completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its four reporting units (Control Systems, Body & Glass, Mobile Products and Other Operating Companies). The information obtained by Dura as part of its market multiple based approach was based upon externally sourced information. The discounted cash flow technique involves the use of two key assumptions: 1) estimated future income and resulting cash flows and 2) an estimated discount rate, both of which are highly subjective and likely to change in the future. Both of these methods use estimates which may change in the future and, if such changes are adverse, could impact the recorded value of goodwill on Dura's consolidated balance sheet. Accordingly, Dura may be required to record a non-cash charge to operations for goodwill impairment in the future, which could adversely affect reported earnings and, consequently, its stockholders' investment.

     Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to its Control Systems and Other Operating Companies reporting units was lower than its book value, resulting in a transitional impairment charge of approximately $205.2 million, representing the write-off of 25 percent of the Control Systems reporting unit goodwill and 100 percent of the Other Operating Companies reporting unit goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle in Dura's consolidated statement of operations for the year ended December 31, 2002. In the case of Body & Glass and Mobile Products, the difference between the net asset value, including goodwill, and the fair value is large; in the case of Control Systems, as a result of the impairment charge taken, it was equal to the estimated fair value on January 1, 2002. As a result, specific adverse changes in assumptions would not necessarily result in goodwill impairment charges across all reporting units equally. For example, if the market multiple used at January 1, 2002 would have been 0.5 times lower (independent of all other factors), it would have resulted in an additional charge to goodwill related to the Control Systems reporting unit of approximately $76.4 million. The fair value of Body & Glass and Mobile Products would still have been in excess of their recorded book values. If an impairment would have been indicated, such amount would be preliminary, since upon identifying any possible impairment charge, Dura would then be required to perform a secondary step to determine the fair value of all assets and liabilities of the applicable reporting unit in order to determine the actual impairment, if any. Similar differences would result with respect to changes in the discount rate or cash flow assumptions used in the discounted cash flow approach. If the market multiple, discount rate or estimated future cash flows were to change favorably, there would be no resulting impairment charge. In addition, Dura operates in the vehicle component supply industry, which has recently experienced an economic downturn. The failure of this industry to rebound and/or Dura's failure to maintain or improve sales and operating results could result in future goodwill impairment charges.

     Accounting for Income Taxes. As part of the process of preparing its consolidated financial statements Dura is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves Dura estimating its actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Dura's consolidated balance sheet. Dura must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, Dura must establish a valuation allowance. To the extent Dura establishes a valuation allowance or increase this allowance in a period, it must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining Dura's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Dura has recorded a valuation allowance of $41.1 million as of December 31, 2002, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily certain net operating loss carryovers before they expire. The valuation allowance is based on Dura's estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or Dura adjust these estimates in future periods, the effects of these adjustments could materially impact Dura's financial position and results of operations. The net deferred tax asset as of December 31, 2002 was $28.2 million, net of a valuation allowance of $41.1 million.

     Defined Benefit Plans and Post-retirement Benefits. Dura sponsors 15 defined benefit plans that cover certain hourly and salaried employees in the United States and certain European countries. Dura's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, Dura has nine postretirement medical benefit plans for certain employee groups and has recorded a liability for its estimated obligation under these plans. In calculating obligation and expense, Dura is required to select certain actuarial assumptions, as more fully described in
Note 12 to our consolidated financial statements. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. Dura's assumptions are determined based on current market conditions, historical information and consultation with and input from its actuaries. Dura has historically used September 30 as its annual measurement date. For 2002, Dura assumed a discount rate of 5.0 to 6.75 percent for its pension benefits, and 6.75 percent for its post-retirement benefits other than pensions. Holding other variables constant (such as expected return on plan assets and rate of compensation increase), a one percentage point increase in the discount rate related to Dura's most significant plans would have increased Dura's expense by $12.6 million and obligations by $0.9 million.

     While any negative impact of these Critical Accounting Policies would generally result in non-cash charges to earnings, the severity of any charge and its impact on stockholders' investment could adversely affect Dura's borrowing agreements, cost of capital and ability to raise external capital. Dura's senior management has reviewed these Critical Accounting Policies with the Audit Committee of its board of Directors, and the Audit Committee has reviewed its disclosure in this management discussion and analysis.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

     Dura typically experiences decreased revenues and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations. The recreation vehicle market is seasonal in that sales in the fourth quarter are normally at reduced levels.

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

     Dura manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2002, giving effect to the interest rate swaps discussed below, Dura had fixed rate debt of $599.5 million and variable rate debt of $476.7 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have decreased the fair market value of Dura's debt at December 31, 2002 by approximately $65.9 million, $21.6 million of which relates to Dura's interest rate swap agreements (see below), and would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $4.8 million.

     At December 31, 2002, Dura had outstanding interest rate swap contracts that effectively converted $325.0 million of its Senior Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, Dura receives payments at fixed rates, while it makes payments at variable rates (8.6 percent to approximately 4.1 percent at December 31, 2002). The net interest paid or received is included in interest expense. Dura designated these swap contracts as a fair value hedge at their inception. At December 31, 2002, the fair value of the interest rate swap contracts was a net gain position for Dura of approximately $30.5 million, representing the estimated cost that would be incurred to terminate the agreements, and is included in current and noncurrent assets with a corresponding increase to debt in the accompanying consolidated December 31, 2002 balance sheet.

     Dura also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. Dura designated these contracts at their inception as a cash flow hedge. At December 31, 2002, Dura had outstanding contracts to purchase Euro 15.0 million (approximately $15.1 million), and Pounds 2.0 million (approximately $3.1 million). The estimated fair values of these foreign exchange contracts based upon market quotes were approximately $15.7 million and $3.2 million, respectively. The net unrealized losses of approximately $0.6 million and $0.1 million are included in accumulated other comprehensive loss in the accompanying consolidated December 31, 2002 statement of stockholders' investment.

     The counter parties to the above agreements are major financial institutions. Dura does not enter into or hold derivatives for trading or speculative purposes.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of Dura's revenues during the year ended December 31, 2002 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     A significant portion of Dura's assets at December 31, 2002 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" and "Foreign Currency Transactions" sections of Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Independent Auditors' Report................................    35
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................    36
Consolidated Statements of Operations for the years ended
  December 31, 2002, 2001 and 2000..........................    37
Consolidated Statements of Stockholders' Investment for the
  years ended December 31, 2002, 2001 and 2000..............    38
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................    39
Notes to Consolidated Financial Statements..................    40

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Dura Automotive Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Dura Automotive Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' investment and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dura Automotive Systems, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 24, 2003

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                               EXCEPT SHARE AMOUNTS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  143,237   $   32,289
  Accounts receivable, net of reserve for doubtful accounts
     of $3,717 and $4,487...................................     245,615      263,580
  Inventories...............................................     114,573      105,261
  Current portion of derivative instruments.................      15,825           --
  Other current assets......................................     103,875      119,694
  Current assets of discontinued operations.................      32,041       47,816
                                                              ----------   ----------
       Total current assets.................................     655,166      568,640
                                                              ----------   ----------
Property, Plant and Equipment:
  Land and buildings........................................     187,269      195,749
  Machinery and equipment...................................     493,826      437,123
  Construction in progress..................................      21,576       29,928
  Less -- Accumulated depreciation..........................    (258,192)    (185,828)
                                                              ----------   ----------
       Net property, plant and equipment....................     444,479      476,972
                                                              ----------   ----------
Goodwill, net of accumulated amortization...................     774,983      962,467
Noncurrent portion of derivative instruments................      14,698           --
Other assets, net of accumulated amortization of $23,726 and
  $20,567...................................................      47,607       40,105
Noncurrent assets of discontinued operations................          --       73,420
                                                              ----------   ----------
                                                              $1,936,933   $2,121,604
                                                              ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable..........................................  $  216,045   $  225,347
  Accrued liabilities.......................................     193,973      166,823
  Current maturities of long-term debt......................       7,154       60,442
  Current liabilities of discontinued operations............      25,931       35,386
                                                              ----------   ----------
       Total current liabilities............................     443,103      487,998
                                                              ----------   ----------
Long-term debt, net of current maturities...................     162,422      472,427
Senior notes................................................     350,000           --
Subordinated notes..........................................     556,632      539,700
Senior notes -- derivative instrument adjustment............      30,523           --
Other noncurrent liabilities................................     134,201      117,477
Noncurrent liabilities of discontinued operations...........          --        6,355
                                                              ----------   ----------
       Total liabilities....................................   1,676,881    1,623,957
                                                              ----------   ----------
Commitments and Contingencies (Notes 5, 12 and 13)
Mandatorily Redeemable Convertible Trust Preferred
  Securities................................................      55,250       55,250
Stockholders' Investment:
  Preferred stock, par value $1; 5,000,000 shares
     authorized; none issued or outstanding.................          --           --
  Common stock, Class A; par value $.01; 60,000,000 shares
     authorized.............................................         165          147
  Common stock, Class B; par value $.01; 10,000,000 shares
     authorized.............................................          17           31
  Additional paid-in capital................................     347,065      342,694
  Treasury stock at cost....................................      (1,974)      (1,891)
  Retained earnings (deficit)...............................    (127,403)     161,268
  Accumulated other comprehensive loss......................     (13,068)     (59,852)
                                                              ----------   ----------
       Total stockholders' investment.......................     204,802      442,397
                                                              ----------   ----------
                                                              $1,936,933   $2,121,604
                                                              ==========   ==========

                See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                           ------------------------------------------
                                                               2002           2001           2000
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.................................................   $2,360,323     $2,333,705     $2,465,416
Cost of sales............................................    2,035,021      2,013,585      2,084,428
                                                            ----------     ----------     ----------
  Gross profit...........................................      325,302        320,120        380,988
Selling, general and administrative expenses.............      135,571        134,380        153,931
Facility consolidation, product recall and other
  charges................................................       16,121         24,119         14,948
Amortization expense.....................................          989         26,725         27,091
                                                            ----------     ----------     ----------
  Operating income.......................................      172,621        134,896        185,018
Interest expense, net....................................       83,908        100,514        111,929
                                                            ----------     ----------     ----------
  Income from continuing operations before provision for
     income taxes and minority interest..................       88,713         34,382         73,089
Provision for income taxes...............................       39,703         10,589         29,904
Minority interest -- dividends on trust preferred
  securities, net........................................        2,486          2,569          2,445
                                                            ----------     ----------     ----------
  Income from continuing operations......................       46,524         21,224         40,740
Income (loss) from discontinued operations, including
  loss on disposal of $68,322 in 2002....................     (126,581)       (10,005)         1,037
                                                            ----------     ----------     ----------
     Income (loss) before extraordinary item and
       accounting change.................................      (80,057)        11,219         41,777
Extraordinary item -- loss on early extinguishment of
  debt, net..............................................       (3,422)            --             --
Cumulative effect of change in accounting................     (205,192)            --             --
                                                            ----------     ----------     ----------
  Net income (loss)......................................   $ (288,671)    $   11,219     $   41,777
                                                            ==========     ==========     ==========
Basic earnings (loss) per share:
  Income from continuing operations......................   $     2.58     $     1.19     $     2.33
  Discontinued operations................................        (7.01)         (0.56)          0.06
  Extraordinary item.....................................        (0.19)            --             --
  Cumulative effect of change in accounting..............       (11.36)            --             --
                                                            ----------     ----------     ----------
     Net income (loss)...................................   $   (15.98)    $     0.63     $     2.39
                                                            ==========     ==========     ==========
Diluted earnings (loss) per share:
  Income from continuing operations......................   $     2.48     $     1.18     $     2.29
  Discontinued operations................................        (6.41)         (0.56)          0.06
  Extraordinary item.....................................        (0.17)            --             --
  Cumulative effect of change in accounting..............       (10.38)            --             --
                                                            ----------     ----------     ----------
     Net income (loss)...................................   $   (14.48)    $     0.62     $     2.35
                                                            ==========     ==========     ==========

                See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                                 COMMON STOCK
                                                   -----------------------------------------
                                                         CLASS A               CLASS B         ADDITIONAL    TREASURY STOCK
                                                   -------------------   -------------------    PAID-IN     -----------------
                                                     SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL     SHARES    AMOUNT
                                                   ----------   ------   ----------   ------   ----------   -------   -------
BALANCE, DECEMBER 31, 1999.......................  14,101,511    $141     3,320,303    $ 33     $339,041         --   $   --
 Sale of stock under Employee Stock Discount
   Purchase Plan.................................      63,063       1            --      --          735         --       --
 Conversion from Class B to Class A..............       7,949      --        (7,949)     --           --         --       --
 Exercise of warrants............................     152,400       1            --      --          191         --       --
 Contributions to deferred compensation plan.....          --      --            --                1,723         --       --
 Treasury shares purchased at $13.06 per share...          --      --            --      --           --    131,921   (1,723)
 Treasury share distribution.....................          --      --            --      --         (218)   (16,694)     218
 Net income......................................          --      --            --      --           --         --       --
 Other comprehensive income --
   Foreign currency translation adjustment.......          --      --            --      --           --         --       --
   Minimum pension liability.....................          --      --            --      --           --         --       --
 Total comprehensive income......................
                                                   ----------    ----    ----------    ----     --------    -------   -------
BALANCE, DECEMBER 31, 2000.......................  14,324,923     143     3,312,354      33      341,472    115,227   (1,505)
 Sale of stock under Employee Stock Discount
   Purchase Plan.................................     159,165       2            --      --          802         --       --
 Conversion from Class B to Class A..............     178,814       2      (178,814)     (2)          --         --       --
 Exercise of options.............................       1,200      --            --      --           19         --       --
 Collection of common stock subscription
   receivables...................................          --      --            --      --           15         --       --
 Treasury shares purchased at $8.65 per share....          --      --            --      --          368     42,500     (368)
 Treasury shares purchased at $8.34 per share....          --      --            --      --          246     29,460     (246)
 Treasury share distribution.....................          --      --            --      --         (228)   (17,422)     228
 Net income......................................          --      --            --      --           --         --       --
 Other comprehensive income --
   Foreign currency translation adjustment.......          --      --            --      --           --         --       --
   Minimum pension liability.....................          --      --            --      --           --         --       --
   Derivative instruments........................          --      --            --      --           --         --       --
 Total comprehensive loss........................
                                                   ----------    ----    ----------    ----     --------    -------   -------
BALANCE, DECEMBER 31, 2001.......................  14,664,102     147     3,133,540      31      342,694    169,765   (1,891)
 Sale of stock under Employee Stock Discount
   Purchase Plan.................................     114,482       1            --      --          881         --       --
 Conversion from Class B to Class A..............   1,372,390      14    (1,372,390)    (14)          --         --       --
 Exercise of options.............................     338,765       3            --      --        3,340         --       --
 Collection of common stock subscription
   receivables...................................          --      --            --      --           67         --       --
 Treasury shares purchased at $12.34 per share...          --      --            --      --          215     17,391     (215)
 Treasury shares purchased at $13.04 per share...          --      --            --      --          137     10,536     (137)
 Treasury share distribution.....................          --      --            --      --         (269)   (20,570)     269
 Net loss........................................          --      --            --      --           --         --       --
 Other comprehensive income --
   Foreign currency translation adjustment.......          --      --            --      --           --         --       --
   Minimum pension liability.....................          --      --            --      --           --         --       --
   Derivative instruments........................          --      --            --      --           --         --       --
 Total comprehensive loss........................
                                                   ----------    ----    ----------    ----     --------    -------   -------
BALANCE, DECEMBER 31, 2002.......................  16,489,739    $165     1,761,150    $ 17     $347,065    177,122   $(1,974)
                                                   ==========    ====    ==========    ====     ========    =======   =======


                                                                ACCUMULATED
                                                   RETAINED        OTHER           TOTAL
                                                   EARNINGS    COMPREHENSIVE   STOCKHOLDERS'
                                                   (DEFICIT)       LOSS         INVESTMENT
                                                   ---------   -------------   -------------
BALANCE, DECEMBER 31, 1999.......................  $ 108,272     $(16,491)       $ 430,996
 Sale of stock under Employee Stock Discount
   Purchase Plan.................................         --           --              736
 Conversion from Class B to Class A..............         --           --               --
 Exercise of warrants............................         --           --              192
 Contributions to deferred compensation plan.....         --           --            1,723
 Treasury shares purchased at $13.06 per share...         --           --           (1,723)
 Treasury share distribution.....................         --           --               --
 Net income......................................     41,777
 Other comprehensive income --
   Foreign currency translation adjustment.......         --      (18,355)
   Minimum pension liability.....................         --       (1,952)
 Total comprehensive income......................                                   21,470
                                                   ---------     --------        ---------
BALANCE, DECEMBER 31, 2000.......................    150,049      (36,798)         453,394
 Sale of stock under Employee Stock Discount
   Purchase Plan.................................         --           --              804
 Conversion from Class B to Class A..............         --           --               --
 Exercise of options.............................         --           --               19
 Collection of common stock subscription
   receivables...................................         --           --               15
 Treasury shares purchased at $8.65 per share....         --           --               --
 Treasury shares purchased at $8.34 per share....         --           --               --
 Treasury share distribution.....................                      --               --
 Net income......................................     11,219
 Other comprehensive income --
   Foreign currency translation adjustment.......         --      (18,550)
   Minimum pension liability.....................         --       (4,168)
   Derivative instruments........................         --         (336)
 Total comprehensive loss........................                                  (11,835)
                                                   ---------     --------        ---------
BALANCE, DECEMBER 31, 2001.......................    161,268      (59,852)         442,397
 Sale of stock under Employee Stock Discount
   Purchase Plan.................................         --           --              882
 Conversion from Class B to Class A..............         --           --               --
 Exercise of options.............................         --           --            3,343
 Collection of common stock subscription
   receivables...................................         --           --               67
 Treasury shares purchased at $12.34 per share...         --           --               --
 Treasury shares purchased at $13.04 per share...         --           --               --
 Treasury share distribution.....................         --           --               --
 Net loss........................................   (288,671)
 Other comprehensive income --
   Foreign currency translation adjustment.......         --       54,562
   Minimum pension liability.....................         --       (7,381)
   Derivative instruments........................         --         (397)
 Total comprehensive loss........................                                 (241,887)
                                                   ---------     --------        ---------
BALANCE, DECEMBER 31, 2002.......................  $(127,403)    $(13,068)       $ 204,802
                                                   =========     ========        =========

                See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Income from continuing operations.......................  $  46,524   $  21,224   $  40,740
  Adjustments required to reconcile income from continuing
     operations to net cash provided by operating
     activities --
     Depreciation and amortization........................     69,321      86,858      76,567
     Deferred income tax provision........................     18,987      32,341       5,102
     Change in other operating items:
       Accounts receivable................................     31,868      60,418     103,506
       Inventories........................................     (4,894)     25,655      (9,412)
       Other current assets...............................      2,928      24,309     (30,239)
       Accounts payable and accrued liabilities...........      2,696     (26,718)    (79,065)
       Other assets and liabilities.......................     36,810       8,548      30,135
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    204,240     232,635     137,334
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES:
  Capital expenditures, net...............................    (54,312)    (68,092)   (100,010)
  Proceeds from disposition of business...................     30,980          --          --
  Acquisitions, net.......................................         --          --     (19,110)
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........    (23,332)    (68,092)   (119,120)
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities............         --     184,882     682,749
  Repayments of revolving credit facilities...............    (62,324)   (410,338)   (597,898)
  Long-term borrowings....................................    217,358      22,755       9,937
  Repayments of long-term borrowings......................   (518,960)    (74,392)    (77,894)
  Purchase of treasury shares and other, net..............        (83)       (386)     (1,723)
  Proceeds from issuance of senior notes, net.............    350,000          --          --
  Proceeds from issuance of subordinated notes, net.......         --     147,100          --
  Proceeds from stock offering and exercise of stock
     options, net.........................................      4,292         838         928
  Debt issue costs........................................    (10,964)     (4,006)         --
                                                            ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities....................................    (20,681)   (133,547)     16,099
                                                            ---------   ---------   ---------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.....      3,917      (3,943)     (1,781)
                                                            ---------   ---------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING
  OPERATIONS..............................................    164,144      27,053      32,532
NET CASH FLOW FROM DISCONTINUED OPERATIONS................    (53,196)    (25,202)    (25,791)
CASH AND CASH EQUIVALENTS, beginning of period............     32,289      30,438      23,697
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period..................  $ 143,237   $  32,289   $  30,438
                                                            =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (refunded) for --
     Interest.............................................  $  81,584   $  95,729   $ 119,529
                                                            =========   =========   =========
     Income taxes.........................................  $  15,351   $  (2,882)  $   2,857
                                                            =========   =========   =========

                See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

1.  ORGANIZATION AND BASIS OF PRESENTATION

     Dura designs and manufactures components and systems primarily for the global automotive industry. Dura has over 57 manufacturing and product development facilities located in the United States, Brazil, Canada, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom.

2.  SIGNIFICANT ACCOUNTING POLICIES

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

  Inventories:

     Inventories are valued at the lower of first-in, first-out cost or market.

     Inventories consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Raw materials...............................................  $ 62,016   $ 56,725
Work-in-process.............................................    22,225     22,686
Finished goods..............................................    30,332     25,850
                                                              --------   --------
                                                              $114,573   $105,261
                                                              ========   ========

  Other Current Assets:

     Other current assets consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Excess of cost over billings on uncompleted tooling
  projects..................................................  $ 40,609   $ 46,916
Deferred income taxes.......................................    27,542     29,629
Prepaid expenses............................................    35,724     43,149
                                                              --------   --------
                                                              $103,875   $119,694
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

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  Property, Plant and Equipment:

     Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:

Buildings...................................................   20 to 30 years
Machinery and equipment.....................................   3 to 20 years

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

  Goodwill and Other Assets:

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and, prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," was amortized over 40 years. Effective January 1, 2002, goodwill is no longer amortized, but is instead subjected to annual impairment testing in accordance with the provisions of SFAS No. 142. Other assets principally consist of pension plan assets in excess of accumulated benefits; debt financing costs, which are being amortized over the term of the applicable agreements; and deferred income taxes.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura was required to adopt SFAS No. 142 effective January 1, 2002.

     Upon adoption of SFAS No. 142, Dura completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its four reporting units (Control Systems, Body & Glass, Mobile Products and Other Operating Companies). Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to its Control Systems and Other Operating Companies reporting units was lower than its book value, resulting in a transitional impairment charge of approximately $205.2 million, representing the write-off of 25 percent of the Control Systems reporting unit goodwill and 100 percent of the Other Operating Companies reporting unit goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle in Dura's consolidated statement of operations for the year ended December 31, 2002. Dura will also perform impairment tests annually, during the second quarter, and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon Dura's annual assessment, no impairment occurred during 2002.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     Upon adoption of SFAS No. 142, Dura discontinued the amortization of goodwill. The following table presents a reconciliation of net income (loss) and earnings (loss) per share adjusted for the exclusion of goodwill amortization, net of tax (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        ---------   -------   -------
Reported net income (loss)............................  $(288,671)  $11,219   $41,777
Add: Goodwill amortization, net of tax................         --    23,641    24,181
                                                        ---------   -------   -------
Adjusted net income (loss)............................  $(288,671)  $34,860   $65,958
                                                        =========   =======   =======
Reported basic earnings (loss) per common share.......  $  (15.98)  $  0.63   $  2.39
Add: Goodwill amortization, net of tax................         --      1.33      1.38
                                                        ---------   -------   -------
Adjusted basic earnings (loss) per common share.......  $  (15.98)  $  1.96   $  3.77
                                                        =========   =======   =======
Reported diluted earnings (loss) per common share.....  $  (14.48)  $  0.62   $  2.35
Add: Goodwill amortization, net of tax................         --      1.31      1.28
                                                        ---------   -------   -------
Adjusted diluted earnings (loss) per common
  share(1)............................................  $  (14.48)  $  1.93   $  3.63
                                                        =========   =======   =======

---------------

(1) See Note 6 for calculation of diluted shares outstanding.

     The following table represents the impact of the transitional impairment loss on the first quarter 2002 results as previously reported:

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 2002
                                                              -------------------------
                                                              AS REPORTED   AS ADJUSTED
                                                              -----------   -----------
Income (loss) before cumulative effect of change in
  accounting principle......................................    $11,224      $  11,224
Cumulative effect of change in accounting principle.........         --       (205,192)
                                                                -------      ---------
Net income (loss)...........................................    $11,224      $(193,968)
                                                                =======      =========
Basic earnings (loss) per common share:
  Income (loss) before cumulative effect of change in
     accounting principle...................................    $  0.63      $    0.63
  Cumulative effect of change in accounting principle.......         --         (11.52)
                                                                -------      ---------
  Net income (loss).........................................    $  0.63      $  (10.89)
                                                                =======      =========
Basic shares outstanding....................................     17,814         17,814
                                                                =======      =========
Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect of change in
     accounting principle...................................    $  0.61      $    0.61
  Cumulative effect of change in accounting principle.......         --         (10.52)
                                                                -------      ---------
  Net income (loss).........................................    $  0.61      $   (9.91)
                                                                =======      =========
Diluted shares outstanding(1)...............................     19,499         19,499
                                                                =======      =========

---------------

(1) See Note 6 for calculation of diluted shares outstanding.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The changes in the carrying amount of goodwill for the year ended December 31, 2002, are as follows:

                                                               (IN THOUSANDS)
Balance at December 31, 2001................................     $ 962,467
Transitional impairment loss................................      (205,192)
Currency translation adjustment.............................        29,487
Adjustments to goodwill.....................................       (11,779)
                                                                 ---------
Balance at December 31, 2002................................     $ 774,983
                                                                 =========

  Accrued Liabilities:

     Accrued liabilities consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Compensation and benefits...................................  $ 78,296   $ 70,245
Legal and environmental.....................................    19,942     15,132
Facility closure and consolidation costs....................    14,036      6,170
Interest....................................................    12,826     11,293
Accrued income taxes........................................     7,159      9,880
Other.......................................................    61,714     54,103
                                                              --------   --------
                                                              $193,973   $166,823
                                                              ========   ========

  Other Noncurrent Liabilities:

     Other noncurrent liabilities consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Pension and post-retirement benefits........................  $ 50,277   $ 37,509
Facility closure and consolidation costs....................    30,158     20,275
Legal and environmental.....................................    15,124     22,275
Other.......................................................    38,642     37,418
                                                              --------   --------
                                                              $134,201   $117,477
                                                              ========   ========

  Revenue Recognition and Sales Commitments:

     Dura recognizes revenue as its products are shipped to its customers. Dura enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by Dura, fulfillment of the customers' purchasing requirements is the obligation of Dura for the entire production life of the vehicle, with terms of up to seven years, and Dura has no provisions to terminate such contracts. In certain instances, Dura may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, Dura records a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and is recorded at the minimum amount necessary to fulfill Dura's obligations to its customers.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

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

  Comprehensive Income (Loss):

     Dura follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For Dura, comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments, the deferred gain/loss on certain derivative instruments utilized to hedge Dura's interest and foreign exchange exposures, and additional minimum pension liability. In accordance with SFAS No. 130, Dura has chosen to disclose comprehensive income (loss) in the consolidated statements of stockholders' investment.

     The components of accumulated other comprehensive income (loss) are as follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
Foreign currency translation adjustment..............  $  1,166   $(53,396)  $(34,846)
Minimum pension liability............................   (13,501)    (6,120)    (1,952)
Derivative instruments...............................      (733)      (336)        --
                                                       --------   --------   --------
                                                       $(13,068)  $(59,852)  $(36,798)
                                                       ========   ========   ========

  Fair Value of Financial Instruments:

     The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and revolving credit facilities approximates fair value because of the short maturity of these instruments. The carrying amount of Dura's nonsubordinated long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of Dura's $350.0 million 8 5/8percent Senior Notes, based on quoted market activity, approximated $351.8 million as of December 31, 2002. The fair value of Dura's $458.5 million and Euro 100.0 million 9 percent Subordinated Notes, based on quoted market activity, approximated $512.7 million as of December 31, 2002. The fair value of Dura's $55.3 million 7 1/2 percent Preferred Securities, based on NASDAQ market quote activity, approximated $39.2 million as of December 31, 2002.

     Dura uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. Dura designates these contracts at their inception as cash flow hedges. At December 31, 2002, Dura had outstanding contracts to purchase Euro 15.0 million (approximately $15.1 million) and Pounds
2.0 million (approximately $3.1 million). The estimated aggregate fair values of these foreign exchange contracts, based upon market quotes, were approximately $15.7 million and $3.2 million, respectively. The net unrealized losses of approximately $0.6 million and $0.1 million, respectively, are included in accumulated other comprehensive loss as of December 31, 2002.

     In April 2002, in connection with the offering of the Senior Notes, Dura entered into a fixed-to-floating interest rate swap (notional amount of $325.0 million) with various financial institutions. At their inception Dura designated these contracts as a fair value hedge. At December 31, 2002, Dura's swap contract

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES outstanding had a fair value based upon market quotes of approximately $30.5 million and this amount is included in the consolidated balance sheet as of December 31, 2002.

     The counterparties to the above agreements are major financial institutions. Dura does not enter into or hold derivatives for trading or speculative purposes.

  New Accounting Pronouncements:

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of the new disclosure provisions of SFAS No. 148 did not have a material impact on Dura's consolidated balance sheet or results of operations, with the annual required disclosures included herein (see Note 6).

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to have a significant impact on Dura's consolidated balance sheet or results of operations; however, Dura adopted the disclosure requirement provisions of this pronouncement during 2002, with required disclosures included herein (See below).

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. While the adoption will not impact Dura's current financial position or results of operations, should Dura initiate further exit or disposal activities in the future, Dura would be required to follow this new pronouncement.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement will be effective for Dura beginning January 1, 2003. The adoption of this statement will result in a reclassification within results of

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES operations related to the write-off of debt issuance costs during the second quarter of 2002 in connection with certain financing transactions (see Note 8).

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which was effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment and disposal of long-lived assets. Dura adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have a material impact on results of continuing operations or financial position (see Note 3).

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement requires recognition of a liability for any legal obligations associated with the retirement of a tangible long-lived asset. Any such liability will be recorded at fair value when incurred and generally results in an increase to the carrying amount of the related long-lived asset. This statement will be effective for Dura beginning January 1, 2003. The adoption of this statement is not anticipated to have a material effect on results of operations or financial position.

  Common Stock:

     The holder of each share of Class A common stock outstanding is entitled to one vote per share, and the holder of each share of Class B common stock outstanding is entitled to ten votes per share.

  Stock Options:

     Dura accounts for stock options under the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized when the stock options are granted at market value. The pro forma effects, had Dura followed the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," are included in Note 6.

  Use of Estimates:

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

  Foreign Currency Translation:

     Assets and liabilities of Dura's foreign operations are translated using the year-end rates of exchange. Results of operations are translated using the average rates prevailing throughout the period. Translation gains or losses are included in accumulated other comprehensive income (loss), a separate component of stockholders' investment.

  Legal, Environmental and Warranty:

     Dura is subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. For example, Dura faces an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. OEMs are increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which Dura supplies products to an OEM, an OEM may hold Dura responsible for some or all of the repair or replacement costs of defective products under new vehicle

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES warranties when the product supplied did not perform as represented. Dura's policy is to record reserves for legal, environmental and customer warranty costs on a case by case basis at the time it believes such amount is probable and estimable and to review these determinations on a quarterly basis, or more frequently, as additional information is obtained. Dura has established reserves for issues that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments. Dura determines its warranty reserve based on identified claims and the estimated ultimate projected claim cost. The final amounts determined to be due related to these matters could differ significantly from recorded estimates. Dura carries insurance for certain legal matters including product liability; however, it no longer carries insurance for warranty matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. The following presents a summary of Dura's legal, environmental and warranty position:

                                                               (IN THOUSANDS)
Beginning balance...........................................      $ 37,407
Reductions for payments made................................       (10,047)
Additional reserves recorded................................         5,511
Changes in pre-existing reserves............................         2,195
                                                                  --------
Ending balance..............................................      $ 35,066
                                                                  ========

3.  DISCONTINUED OPERATIONS

     During the fourth quarter of 2002, Dura adopted a plan to divest its Mechanical Assemblies Europe business, as it believes this business will not assist Dura in reaching its strategic growth and profitability targets for the future. The Mechanical Assemblies Europe business generated annualized revenues of approximately $111.9 million from facilities in Grenoble and Boynes, France; and Woodley, Nottingham and Stourport, UK.

     The Mechanical Assemblies divestiture will be treated as a discontinued operation under SFAS No. 144. The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the consolidated statements of income, and prior periods have been recast to present Mechanical Assemblies Europe as a discontinued operation in all periods presented.

     In conjunction with that decision, Dura recorded a loss from the European Mechanical Assemblies business of approximately $107.4 million in the fourth quarter of 2002, of which approximately $15.0 million will be paid for in cash. Including the previously disclosed and reported divestiture of the Steering Gear product line in the second quarter of 2002 and the European pedal product line in the third quarter of 2002, the total loss from discontinued operations for the year ended December 31, 2002 was $126.6 million, on which no tax benefit was recorded. These losses relate primarily to asset write-downs of $53.3 million, contractual commitments and transaction related costs of $15.0 million, and year-to-date operating losses of $58.3 million. The operating losses include a pension settlement charge of $18.1 million and facility consolidation costs related to the Steering and Pedal product line disposals completed in second and third quarter of 2002 of $19.2 million and $2.4 million, respectively.

     At December 31, 2002, Dura had reserves related to the planned divestiture of the European Mechanical Assemblies business of $17.7 million, including estimated severance, facility closure and other contractual commitments. The severance payments are anticipated to be complete by December 31, 2003. The contractual commitments related to the facilities, principally lease costs, are anticipated to be completed in 2021.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     Net assets of discontinued operations include the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2002       2001
                                                              -------   --------
                                                                (IN THOUSANDS)
Assets:
  Cash, accounts receivable and inventories.................  $31,457   $ 41,143
  Notes receivable, prepaids and other assets...............      584      6,673
  Net property and equipment................................       --     39,545
  Other noncurrent assets...................................       --     33,875
Liabilities:
  Accounts payable..........................................   21,808     24,477
  Accrued liabilities.......................................    4,123     10,504
  Other current liabilities.................................       --        405
  Other liabilities.........................................       --      6,355
                                                              -------   --------
Net assets of discontinued operations.......................    6,110     79,495
Less - Current portion (asset)/liability....................   (6,110)   (12,430)
                                                              -------   --------
Noncurrent portion (asset)/liability........................  $    --   $ 67,065
                                                              =======   ========

     Summary operating results of the discontinued operations are as follows:

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Revenues.............................................  $111,875   $143,668   $167,668
Cost of sales........................................   143,210    149,739    153,030
                                                       --------   --------   --------
  Gross profit (loss)................................   (31,335)    (6,071)    14,638
Selling, general and administrative expenses.........     4,802      5,179     11,593
Facility consolidation and other charges.............    21,589        266        413
Amortization expense.................................       283        325        424
                                                       --------   --------   --------
  Operating income (loss)............................   (58,009)   (11,841)     2,208
Interest expense, net................................       250        303        504
Provision (benefit) for income taxes.................        --     (2,139)       667
                                                       --------   --------   --------
Net income (loss) from discontinued operations.......  $(58,259)  $(10,005)  $  1,037
                                                       ========   ========   ========

     Facility consolidation and other charges included severance related costs of $0.6 million, asset impairment of $20.7 million, and facility closure costs of $0.3 million for the year ended December 31, 2002 related to the previously discussed Steering Gear and pedal product lines. In addition to the operating results above, Dura also recorded a $68.3 million loss on the disposal of discontinued operations in 2002.

4.  ACQUISITIONS

  2000 Acquisitions:

     In January 2000, Dura purchased the Jack Division of Ausco. Ausco produces automotive jacks primarily for North American OEMs. Additionally, in January 2000, Dura increased its ownership interest in Thixotech. With this additional investment, Dura owned and controlled a majority interest in Thixotech and in 2000

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES began consolidating Thixotech into Dura's financial statements. Thixotech is a producer of magnesium die castings for the North American automotive and consumer product markets. In October 2001, Dura divested the Thixotech business (see Note 4). In January and June 2000, Dura increased its ownership interest in two previous majority owned subsidiaries by acquiring the remaining outstanding interests in Pollone and Bowden. Pollone produces cables, latches, shifters, rear window frames and pedal boxes primarily for the South American automotive market and Bowden produces automotive cables for European OEMs. In November 2000, Dura acquired Reiche, a manufacturer of steering columns for European and North American OEMs.

     The Ausco, Thixotech, Pollone, Bowden and Reiche acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed have been recorded at their fair values as of the dates of their respective acquisition. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed has been recorded as goodwill. The final allocations of purchase price made by Dura in 2001 were not materially different than the preliminary estimates. The operating results of Ausco and Reiche have been included in the consolidated financial statements of Dura since their respective dates of acquisition. The aggregate purchase price for the 2000 acquisitions was $36.3 million, with funds provided by borrowings under Dura's Credit Agreement (see Note 8). The pro forma effects of these acquisitions would not have materially affected Dura's results of operations.

  Acquisition Integrations:

     Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of December 31, 2002, purchase liabilities recorded in conjunction with the acquisitions included approximately $16.1 million for costs associated with the shutdown and consolidation of certain acquired facilities and $3.6 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $3.0 million related to acquired facilities and $1.1 million in severance and other related costs during the year ended December 31, 2002. Adjustments to these reserves during 2002 related to certain of the acquisitions as discussed above amounted to a net decrease of $0.5 million related to acquired facilities and a net reduction of $0.2 million in severance. The remaining employee terminations and facility closures were completed by December 31, 2002 except for contractual obligations, consisting principally of facility lease payments, that will continue through 2005.

5.  FACILITY CONSOLIDATION, PRODUCT RECALL AND OTHER CHARGES

  Business Exits:

     In November 2001, Dura entered into a definitive agreement to divest its Plastic Products business for total proceeds of approximately $41.0 million. The transaction closed on January 28, 2002. The Plastic Products business designed, engineered, and manufactured plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic applications markets. This business employed approximately 750 people in three facilities located in Mishawaka, Indiana; Bowling Green, Kentucky; and Jonesville, Michigan and generated approximately $80.0 million in annual revenue. Two members of Dura's Board of Directors are members of management of an investor group which is general partner of the controlling shareholder of the acquiring company. Dura recorded a noncash charge of approximately $7.4 million in the fourth quarter of 2001 for the estimated loss upon divestment. In the second quarter of 2002, Dura recorded an additional $1.9 million charge related to final negotiation of purchase price adjustments. The effect of this divestiture on future operating results will not be significant.

     In October 2001, Dura successfully completed the sale of its Thixotech business located in Canada for total proceeds of approximately $4.1 million. Thixotech generated approximately $10.0 million of revenue on an annualized basis, and is a manufacturer of magnesium injection molded products for the electronics, communications, power tools and automotive industries. Dura recorded a noncash charge related to this

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES transaction of approximately $5.2 million in the fourth quarter of 2001. The effect of this divestiture on future operating results will not be significant.

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

  Facility Consolidation:

     During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to close its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million. The charge related to the closure of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility closure costs of $0.1 million. The charge related to the closure of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. Additionally, Dura made an adjustment to reverse previously recorded facility consolidation reserves of $0.3 million during the fourth quarter of 2002.

     Costs incurred and charged to the reserve related to the closure of these two facilities as of December 31, 2002 amounted to $0.2 million in severance related costs.

     The decision to close the Livonia facility resulted in a reduction in the work force of approximately 20 salaried and 127 hourly employees, none of which have been let go as of December 31, 2002. These restructuring actions are anticipated to be complete by December 31, 2003.

     The decision to close the Cauvigny facility will result in a reduction in the work force of approximately 208 salaried employees, none of which have been let go as of December 31, 2002. These restructuring actions are anticipated to be complete by December 31, 2003.

     During the third quarter of 2002, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. Costs incurred and charged to the reserve as of December 31, 2002 amounted to $0.2 million in severance related costs. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been let go as of December 31, 2002. These restructuring actions are anticipated to be complete by September 30, 2003. During the fourth quarter of 2002, Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million related to the closure of the Benton Harbor facility. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the 2002 consolidated statements of operations.

     Throughout 2000 and 2001 Dura has evaluated manufacturing capacity issues and opportunities for cost reduction given the reduced demand in the North America automotive and recreation vehicle markets and the available capacity within Dura's operations. As a result, beginning in the fourth quarter of 2000, Dura began to implement several actions including discontinuing operations in two North American facilities, combining the Driver Control and Engineered Products divisions into one (Control Systems), and reducing and consolidating certain support activities to achieve an appropriate level of support personnel relative to remaining operations and future business requirements. These actions resulted in a fourth quarter 2000 restructuring charge of $6.8 million, including severance related payments of $6.2 million and facility closure costs of approximately $0.6 million. Additionally in 2000, Dura expensed as incurred equipment relocation costs of $0.8 million. In continuation of the actions taken in 2000, Dura recorded $2.4 million of additional restructuring charges in the

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES first quarter and $2.0 million in the fourth quarter of 2001 relating to employee severance. Dura also expensed as incurred approximately $0.2 million of equipment relocation costs incurred during the first quarter of 2001. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the 2001 consolidated statements of operations.

     Costs incurred and charged to the reserves as of December 31, 2002 amounted to $11.0 million in severance related costs and $1.0 million in facility closure costs. During 2001 and 2002, additional adjustments were made of $0.1 million and $0.3 million, respectively, to decrease the reserve for employee severance as the actual costs incurred were less than originally estimated.

     The decision to exit the two facilities resulted in a reduction in the work force of approximately 52 salaried and 408 hourly employees, all of which have been let go as of December 31, 2002. Additionally, the decision to consolidate two divisions into one and to reduce support personnel to a level consistent with future business requirements resulted in a reduction of approximately 217 salaried employees, all of which have been let go as of December 31, 2002.

  Product Recall:

     In the second quarter of 2000, Dura settled two product recall matters through a cost-sharing agreement with a significant customer. As a result of this agreement, Dura recorded a one-time pretax charge to operations of $16.0 million to cover amounts not previously reserved. These recalls were announced in the first half of 1999 and involved concerns associated with a previously acquired entity's manufacture of speed control cables and a secondary hood latch.

6.  STOCKHOLDERS' INVESTMENT

  Earnings Per Share:

     Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of Class A and Class B common shares outstanding during the year. In accordance with SFAS No. 128, an entity that reports a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change in a period shall use income from continuing operations, adjusted for preferred dividends, as the control number in determining whether those potential common shares are dilutive or antidilutive. As a result, diluted earnings (loss) per share, and all other diluted per share amounts presented, were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless if those amounts were antidilutive to their respective basic per share amounts. Diluted earnings per share for 2001 includes the effects of outstanding stock options and warrants using the treasury stock method. Potential common shares of 1,289,000 related to Dura's Preferred Securities were excluded from the computation of diluted earnings (loss) per share for 2001, as inclusion of these shares would have been antidilutive. Diluted earnings per share for 2002 and 2000 includes (i) the

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES effects of outstanding stock options and warrants using the treasury stock method, and (ii) the conversion of the Preferred Securities as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        ---------   -------   -------
                                                               (IN THOUSANDS,
                                                          EXCEPT PER SHARE AMOUNTS)
Net income (loss).....................................  $(288,671)  $11,219   $41,777
Dividends on mandatorily redeemable convertible
  preferred securities, net of tax -- diluted.........      2,486        --     2,445
                                                        ---------   -------   -------
Net income (loss) applicable to common stockholders --
  diluted.............................................  $(286,185)  $11,219   $44,222
                                                        =========   =======   =======
Weighted average number of Class A common shares
  outstanding.........................................     15,848    14,536    14,150
Weighted average number of Class B common shares
  outstanding.........................................      2,214     3,221     3,318
                                                        ---------   -------   -------
                                                           18,062    17,757    17,468
Dilutive effect of outstanding stock options after
  application of the treasury stock method............        408       246        14
Dilutive effect of warrants...........................         --        --        76
Dilutive effect of mandatorily redeemable convertible
  preferred securities, assuming conversion...........      1,289        --     1,289
                                                        ---------   -------   -------
Diluted shares outstanding............................     19,759    18,003    18,847
                                                        =========   =======   =======
Basic earnings (loss) per share.......................  $  (15.98)  $  0.63   $  2.39
                                                        =========   =======   =======
Diluted earnings (loss) per share.....................  $  (14.48)  $  0.62   $  2.35
                                                        =========   =======   =======

  The 1998 Stock Incentive Plan:

     Certain individuals who are full-time, salaried employees, or who are directors or consultants of Dura ("Participants") are eligible to participate in the 1998 Stock Incentive Plan (the "1998 Plan"). A committee of the Board of Directors selects the Participants and determines the terms and conditions of granted options, which determinations are approved by the Board of Directors. The 1998 Plan provides for the issuance of options at exercise prices equal to the stock market price on the date of grant to Employee Participants covering up to 1,000,000 shares of Class A common stock of Dura plus any shares carried over from the 1996 Key Employee Stock Option Plan (the "1996 Plan") plus an annual increase, as defined in the 1998 Plan, subject to certain adjustments reflecting changes in Dura's capitalization. Such option grants vest between two and four years from the date of grant. Options available for future grants to purchase shares of Dura's Class A

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES common stock was 616,860 at December 31, 2002. Information regarding options outstanding from the 1996 Plan and the 1998 Plan is as follows:

                                                                WEIGHTED      WEIGHTED
                                    SHARES                      AVERAGE     AVERAGE FAIR     EXERCISABLE
                                     UNDER                      EXERCISE      VALUE OF        AT END OF
                                    OPTION     EXERCISE PRICE    PRICE     OPTIONS GRANTED      YEAR
                                   ---------   --------------   --------   ---------------   -----------
Outstanding, December 31, 1999...  1,956,258    $14.50-38.63     $23.01                         527,134
  Granted........................     55,000     12.81-14.44      13.66        $ 6.09
  Exercised......................         --              --         --
  Forfeited......................   (371,570)    15.31-38.63      26.48
                                   ---------    ------------
Outstanding, December 31, 2000...  1,639,688     12.81-38.63      21.81                         489,196
  Granted........................  2,013,250       7.50-9.15       7.97        $ 5.94
  Exercised......................     (1,200)          15.47      15.47
  Forfeited......................   (299,800)     7.50-38.63      18.62
                                   ---------    ------------
Outstanding, December 31, 2001...  3,351,938      7.50-38.63      13.87                         999,863
  Granted........................    553,600           13.50      13.50        $13.50
  Exercised......................   (338,765)     1.45-17.27      10.13
  Forfeited......................   (338,695)     7.50-38.63      10.97
                                   ---------    ------------
Outstanding, December 31, 2002...  3,228,078    $ 7.50-38.63     $14.62                       1,362,115

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  -----------------------------------------------   ----------------------------
                                   WEIGHTED-
   RANGE OF         NUMBER          AVERAGE          WEIGHTED-        NUMBER        WEIGHTED-
  EXERCISABLE     OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
    OPTIONS       AT 12/31/02   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/02   EXERCISE PRICE
  -----------     -----------   ----------------   --------------   -----------   --------------
$          7.50      977,560          8.1              $ 7.50         127,122         $ 7.50
           9.15      464,900          9.0                9.15         116,225           9.15
 13.50 to 17.27    1,126,633          7.9               15.07         461,033          16.45
 20.75 to 29.25      608,985          5.7               27.45         607,735          27.44
          38.63       50,000          5.3               38.63          50,000          38.63

     The weighted average exercise price of options exercisable at the end of year was $20.74 per share at December 31, 2002, $23.13 at December 31, 2001, and $22.87 at December 31, 2000. The weighted average remaining contractual life of outstanding options was 7.7 years at December 31, 2002, 7.2 years at December 31, 2001, and 8.3 years at December 31, 2000.

  Independent Director Stock Option Plan:

     The Dura Automotive Systems, Inc. Independent Director Stock Option Plan (the "Director Option Plan") provides for the issuance of options to Independent Directors, as defined in the Director Option Plan, to acquire up to 100,000 shares of Dura's Class A common stock, subject to certain adjustments reflecting changes in Dura's capitalization. The option exercise price must be at least 100 percent of the market value of the Class A common stock at the time the option is issued. No option is exercisable prior to the expiration of six months from the date of grant. As of December 31, 2002, Dura had granted options under the Director Option Plan to acquire 21,000 shares of Dura's Class A common stock at an exercise price of $24.50 to $25.50 per share. As of December 31, 2002, 21,000 of these options were exercisable. No granted options have been exercised.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  Employee Stock Discount Purchase Plan:

     The Dura Automotive Systems, Inc. Employee Stock Discount Purchase Plan (the "Employee Stock Purchase Plan") provides for the sale of up to 500,000 shares of Dura's Class A common stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85 percent of the market value of Dura's Class A common stock at the date of purchase, as defined. Pursuant to this plan, 114,482, 159,165, and 63,063 shares of Class A common stock were issued to employees during the years ended December 31, 2002, 2001 and 2000, respectively. The weighted average fair value of shares purchased in 2002, 2001 and 2000 was $9.05, $5.94, and $13.73, respectively.

  Deferred Income Stock Plan:

     During 1999, Dura established the Deferred Income Leadership Stock Purchase Plan, which allows certain key employees to defer receipt of all or a portion of their annual cash bonus. Dura makes a matching contribution of one-third of the employee's deferral. Dura's matching contribution vests on the first day of the third plan year following the date of the employee's deferral. In accordance with the terms of the plan, Dura has elected to place the employee's deferral and Dura's matching contribution in a "Rabbi" trust, which invests solely in Dura's Class A common stock. Distributions to the employee from the trust can only be made in the form of Dura's Class A common stock. During 2002, 20,570 shares were distributed to employees leaving 149,195 units remaining to be distributed. During 2001 and 2000, 17,422 and 16,694 shares, respectively, were distributed to employees. This trust arrangement offers the employee some assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. The assets of the trust remain subject to the creditors of Dura and are not the property of the employees; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock.

  Stock-Based Compensation Plans:

     Dura has elected to continue accounting for the above plans under APB Opinion No. 25, under which no compensation cost has been recognized during the three years ended December 31, 2002, as all options are granted at market value. Had compensation cost for these plans been determined as required under SFAS No. 123, Dura's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2002       2001      2000
                                                        ---------   -------   -------
                                                               (IN THOUSANDS,
                                                          EXCEPT PER SHARE AMOUNTS)
Net income (loss)
  As Reported -- Basic................................  $(288,671)  $11,219   $41,777
  Pro Forma...........................................  $(292,293)  $ 7,639   $39,741
  As Reported -- Diluted..............................  $(286,185)  $11,219   $44,222
  Pro Forma...........................................  $(289,807)  $ 7,639   $42,186
Basic earnings (loss) per share
  As Reported.........................................  $  (15.98)  $  0.63   $  2.39
  Pro Forma...........................................  $  (16.18)  $  0.43   $  2.28
Diluted earnings (loss) per share
  As Reported.........................................  $  (14.48)  $  0.62   $  2.35
  Pro Forma...........................................  $  (14.67)  $  0.42   $  2.24

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2002, 2001 and 2000. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES option-pricing model with the following weighted average assumptions: risk-free interest rates of 3.1 percent in 2002, 5.4 percent to 5.6 percent in 2001, 5.7 percent in 2000; expected life of four years for 2002, 2001, and 2000; an average expected volatility of 81 percent in 2002, 64 percent in 2001, and 49 percent in 2000.

  Dividends:

     Dura has not declared or paid any cash dividends in the past. As discussed in Note 8, Dura's Credit Agreement restricts the amount of dividends Dura can declare or pay. As of December 31, 2002, under the terms of the Senior Notes, Subordinated Notes and most restrictive debt covenants of the Credit Agreement, Dura could not have paid any cash dividends.

7.  MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES

     In March 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of Dura, completed the offering of its Preferred Securities, resulting in net proceeds to Dura of approximately $52.6 million. The Preferred Securities are currently redeemable, in whole or part, and must be redeemed no later than March 31, 2028. The Preferred Securities are convertible at the option of the holder into Class A common stock of Dura at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42 7/8 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Dividends on the Preferred Securities, net of the related income tax benefit, are reflected as minority interest in the consolidated statements of operations.

     No separate financial statements of the Issuer have been included herein. Dura does not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer are owned, directly or indirectly, by Dura, a reporting company under the Exchange Act; (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 7 1/2 percent convertible subordinated debentures due March 2028 issued by Dura; and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by Dura.

8.  DEBT

     Debt consisted of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Credit Agreement:
  Tranche A, B and C term loans.............................  $  149,250   $  454,306
  Revolving credit facility.................................          --       62,584
Senior notes................................................     350,000           --
Subordinated notes..........................................     556,632      539,700
Senior notes -- derivative instrument adjustment............      30,523           --
Other.......................................................      20,326       15,979
                                                              ----------   ----------
                                                               1,106,731    1,072,569
Less -- Current maturities..................................      (7,154)     (60,442)
                                                              ----------   ----------
                                                              $1,099,577   $1,012,127
                                                              ==========   ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     Future maturities of long-term debt as of December 31, 2002 are as follows:

                                                               (IN THOUSANDS)
2003........................................................     $    7,154
2004........................................................          8,455
2005........................................................          3,590
2006........................................................          3,039
2007........................................................          2,699
Thereafter..................................................      1,081,794
                                                                 ----------
                                                                 $1,106,731
                                                                 ==========

     In March 1999, Dura entered into its Credit Agreement. The Credit Agreement provides for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan, and a $200.0 million interim term loan facility.

     In April 2002, Dura completed the offering of its 8 5/8 percent Senior Notes, due April 2012. The interest on the Senior Notes is payable semiannually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. In addition, the revolving credit facility was decreased to $390.0 million. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008 with no early repayment penalties. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the Senior Notes offering and to further relax certain financial covenants. Dura also entered into a fixed-to-floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt (see Note 2). In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote off debt issuance costs of approximately $3.4 million, net of income taxes, during the second quarter of 2002. This write-off is reflected as an extraordinary item in the consolidated statement of operations for the year ended December 31, 2002. Included in interest expense, net, in the consolidated statements of operations is approximately $2.4 million, $2.3 million and $2.8 million of interest income earned on Dura's cash balances in the years ended December 31, 2002, 2001, and 2000, respectively.

     As of December 31, 2002, rates on borrowings under the Credit Agreement are based on LIBOR and were 3.92 percent. The revolving credit facility is available until March 2005. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations, and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including minimum liquidity and interest coverage. In conjunction with the decision to divest the Mechanical Assemblies Europe business, Dura obtained an amendment to its Credit Agreement and was in compliance with the covenants as of December 31, 2002. Borrowings under the Credit Agreement are collateralized by certain assets of Dura.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of December 31, 2002, Dura had no borrowings outstanding under the revolver.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At December 31, 2002, Dura had $2.4 million outstanding under its overdraft facilities. At December 31, 2002, Dura had overdraft facilities available from banks of approximately $41.9 million.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

9.  SENIOR SUBORDINATED NOTES

     In April 1999, Dura completed the offering of its Subordinated Notes, due May 2009. The interest on the Subordinated Notes is payable semiannually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness, and approximately $118.9 million was used for general corporate purposes. In June 2001, Dura completed a similar offering of 9 percent senior subordinated notes due May 2009 with a face amount of $158.5 million. The interest on these notes is also payable semiannually. Unamortized discount and debt issuance costs were approximately $8.5 million, yielding an imputed interest rate of 10 percent. Net proceeds of approximately $147.1 million were used to reduce the borrowings outstanding under the revolving credit facility. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

10.  INCOME TAXES

     The summary of income from continuing operations before provision for income taxes and minority interest consisted of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Domestic................................................  $54,957   $27,662   $53,304
Foreign.................................................   33,756     6,720    19,785
                                                          -------   -------   -------
  Total.................................................  $88,713   $34,382   $73,089
                                                          =======   =======   =======

     The provision for income taxes consisted of the following:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002       2001      2000
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Currently payable --
  Domestic.............................................  $ 3,169   $    232   $ 2,429
  Foreign..............................................   17,547    (21,984)   22,373
                                                         -------   --------   -------
     Total.............................................   20,716    (21,752)   24,802
                                                         -------   --------   -------
Deferred --
  Domestic.............................................   12,255     (1,145)    7,765
  Foreign..............................................    6,732     33,486    (2,663)
                                                         -------   --------   -------
     Total.............................................   18,987     32,341     5,102
                                                         -------   --------   -------
     Total.............................................  $39,703   $ 10,589   $29,904
                                                         =======   ========   =======

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows:

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2002       2001      2000
                                                         -------   --------   -------
                                                                (IN THOUSANDS)
Federal provision at statutory rates...................  $31,050   $ 12,034   $25,581
Foreign net operating losses not benefited.............   14,064      7,681     5,544
Amortization of nondeductible goodwill.................       --      4,123     3,498
State taxes, net of federal income tax benefit.........    2,504      1,600       628
Capital losses.........................................    2,182      1,557    (2,045)
Write-off of foreign investments.......................       --     (9,871)       --
Differences in income taxes on foreign earnings and
  losses...............................................   (4,293)    (3,033)    1,048
Extraterritorial income exclusion benefit..............   (2,355)    (2,106)   (2,752)
Research and experimentation credits...................   (4,050)    (1,640)   (1,250)
Other adjustments......................................      601        244      (348)
                                                         -------   --------   -------
  Total................................................  $39,703   $ 10,589   $29,904
                                                         =======   ========   =======

     A summary of deferred tax assets (liabilities) is as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Depreciation and property basis differences.................  $(46,138)  $(53,702)
Net operating loss carryforwards............................    40,999     34,564
Accrued compensation costs..................................    16,308     15,335
Accrued interest............................................    12,437     12,436
Postretirement benefit obligations..........................    11,153     11,553
Legal and environmental costs...............................     9,400      9,703
Research and development and other credit carryforwards.....     9,224      6,301
Facility closure and consolidation costs....................     7,301      8,309
Capital loss carryforward...................................     4,717      5,678
Inventory valuation adjustments.............................     3,612      3,114
Loss contracts..............................................     1,316      2,712
Bad debt allowance..........................................       448        673
Other.......................................................    (1,425)    (3,278)
Valuation allowance.........................................   (41,147)   (23,485)
                                                              --------   --------
                                                              $ 28,205   $ 29,913
                                                              ========   ========

     Net current deferred tax assets of $27.5 million in 2002 and $29.6 million in 2001 are included in other current assets. Net noncurrent deferred tax assets of $0.7 million in 2002 and $0.3 million in 2001 are included in other assets. The valuation allowance has been provided primarily related to the uncertainty regarding the use of certain of Dura's net operating loss and capital loss carryforwards. In 2002 and 2001, the valuation allowance increased by $17.7 million and $18.4 million, respectively, to primarily reflect changes in the uncertainties related to specific net operating loss and capital loss carryforwards and was reduced by $5.7 million in 2001 as a result of the utilization of previously valued net operating loss carryforwards. No

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. As of December 31, 2002, Dura had approximately $119.3 million of net operating loss carryforwards, of which $86.3 million related to certain foreign subsidiaries. Utilization of these losses is subject to the tax laws of the applicable foreign jurisdiction and will be limited by the ability of such foreign subsidiary to generate taxable income. Of the total net operating loss carryforwards, $53.7 million have no expiration date and $65.6 million expire in 2006 through 2021. The utilization of Dura's research and development credit carryforwards expire in 2010 through 2022. Dura has been granted tax holidays in certain countries in which it operates. In 2002, Dura recognized a tax benefit of approximately $0.9 million in countries with tax holidays.

11.  SEGMENT REPORTING

     Dura follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Dura is organized in three divisions based on the products that each division offers to vehicle OEM customers. Each division reports their results of operations, submits budgets, and makes capital expenditure requests to the chief operating decision-making group. This group consists of the president and chief executive officer, the presidents of the three divisions, the chief financial officer, the vice-presidents of sales and human resources, and the director of developing markets. Dura's operating segments have been aggregated into one reportable segment, as Dura believes it meets the aggregation criteria of SFAS No. 131. Dura's divisions, each with a separate management team, are dedicated to providing vehicle components and systems to OEM customers. Each of the divisions demonstrate similar economic performance, mainly driven by vehicle production volumes of the customers for which they service. All of Dura's operations use similar manufacturing techniques and utilize common cost-saving tools. These techniques include continuous improvement programs designed to reduce Dura's overall cost base and to enable Dura to better handle OEM volume fluctuations.

     The following table presents revenues and long-lived assets for each of the geographic areas in which Dura operates:

                                                   YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------
                                   2002                      2001                      2000
                          -----------------------   -----------------------   -----------------------
                                       LONG-LIVED                LONG-LIVED                LONG-LIVED
                           REVENUES      ASSETS      REVENUES      ASSETS      REVENUES      ASSETS
                          ----------   ----------   ----------   ----------   ----------   ----------
                                                        (IN THOUSANDS)
North America...........  $1,580,555    $221,069    $1,632,905    $272,300    $1,798,374    $304,594
Europe..................     755,520     212,298       671,811     193,026       630,021     172,764
Other foreign
  countries.............      24,248      11,112        28,989      11,646        37,021      11,214
                          ----------    --------    ----------    --------    ----------    --------
                          $2,360,323    $444,479    $2,333,705    $476,972    $2,465,416    $488,572
                          ==========    ========    ==========    ========    ==========    ========

     Revenues are attributed to geographic locations based on the location of product production.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The following is a summary composition by product category of Dura's revenues:

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2002         2001         2000
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Driver control systems...........................  $  790,907   $  800,192   $  828,483
Seating control systems..........................     360,487      363,471      361,614
Glass systems....................................     322,471      332,976      362,069
Engineered assemblies............................     189,955      225,637      253,433
Structural door modules..........................     269,468      197,770      204,853
Exterior trim systems............................     157,487      172,656      164,094
Mobile products..................................     157,208      131,005      152,514
Other............................................     112,340      109,998      138,356
                                                   ----------   ----------   ----------
Revenues from external customers.................  $2,360,323   $2,333,705   $2,465,416
                                                   ==========   ==========   ==========

     Customers that accounted for a significant portion of consolidated revenues for each of the three years in the period ended December 31, 2002 were as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              2002      2001      2000
                                                              -----     -----     -----
Ford Motor Company..........................................   26%       25%       26%
General Motors..............................................   14%       15%       14%
Lear Corporation............................................   12%       13%       11%
DaimlerChrysler.............................................   10%       10%       10%

     As of December 31, 2002 and 2001, receivables from these customers represented 42 percent and 51 percent of total accounts receivable, respectively.

12.  EMPLOYEE BENEFIT PLANS

  Defined Benefit Plans and Post-retirement Benefits:

     Dura sponsors 15 defined benefit plans that cover certain hourly and salaried employees in the United States and certain European countries. Dura's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, Dura has nine postretirement medical benefit plans for certain employee groups and has recorded a liability for its estimated obligation under these plans. The tables below are based on a September 30 measurement date.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The change in benefit obligation, plan assets and funded status for the plans related to continuing operations consisted of the following:

                                     PENSION PLANS IN     PENSION PLANS IN WHICH
                                   WHICH ASSETS EXCEED     ACCUMULATED BENEFITS     POSTRETIREMENT BENEFITS
                                   ACCUMULATED BENEFITS        EXCEED ASSETS          OTHER THAN PENSIONS
                                   --------------------   -----------------------   -----------------------
                                     2002       2001         2002         2001         2002         2001
                                   --------   ---------   ----------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
Change in Benefit Obligation:
  Benefit obligation at beginning
     of year.....................   $2,938     $10,679     $ 89,682     $ 81,582     $ 23,309     $ 23,321
  Service cost...................      171         637        2,664        1,899          422          470
  Interest cost..................      220         743        6,422        5,523        1,614        1,722
  Amendments.....................      397          52          445        1,749           --         (276)
  Actuarial (gain) loss..........      417        (149)       7,432       (1,769)          60        1,243
  Benefits paid..................     (188)       (775)      (8,294)      (6,092)      (2,570)      (2,987)
  Exchange rate changes..........       --        (428)       2,550       (1,031)          40         (184)
                                    ------     -------     --------     --------     --------     --------
  Benefit obligation at end of
     year........................   $3,955     $10,759     $100,901     $ 81,861     $ 22,875     $ 23,309
                                    ======     =======     ========     ========     ========     ========
Change in Plan Assets:
  Fair value of plan assets at
     beginning of year...........   $3,880     $11,936     $ 65,691     $ 63,263     $     --     $     --
  Actual return on plan assets...      489         423       (1,403)      (3,887)          --           --
  Employer contributions.........      204         763        4,491        4,540        2,407        2,871
  Benefits paid..................     (188)       (775)      (7,807)      (5,705)      (2,407)      (2,871)
  Exchange rate changes..........       --        (476)         709         (511)          --           --
                                    ------     -------     --------     --------     --------     --------
  Fair value of plan assets at
     end of year.................   $4,385     $11,871     $ 61,681     $ 57,700     $     --     $     --
                                    ======     =======     ========     ========     ========     ========
Change in Funded Status:
  Funded status..................   $  430     $ 1,112     $(39,220)    $(24,161)    $(22,875)    $(23,309)
  Unrecognized actuarial (gain)
     loss........................     (223)        328       26,881       11,930           58          (15)
  Unrecognized prior service cost
     (benefit)...................      550         817        2,038        1,507          (48)         (57)
  Adjustment to recognize minimum
     liability...................       --          --      (22,428)     (10,682)          --           --
                                    ------     -------     --------     --------     --------     --------
  Prepaid/(Accrued) benefit
     cost........................   $  757     $ 2,257     $(32,729)    $(21,406)    $(22,865)    $(23,381)
                                    ======     =======     ========     ========     ========     ========

     The following weighted-average assumptions were used to account for the plans:

                                                                      POST RETIREMENT
                                                                       BENEFITS OTHER
                                               PENSION BENEFITS        THAN PENSIONS
                                            -----------------------   ----------------
                                               2002         2001      2002     2001
                                            ----------   ----------   ----   ---------
Discount rate.............................  5.00-6.75%   5.00-7.50%   6.75%  7.00-7.50%
Expected return on plan assets............  5.00-8.00%   5.00-8.00%   N/A          N/A
Rate of compensation increase.............  2.50-4.00%   2.50-4.00%   N/A          N/A

     For measurement purposes, Dura utilized a 9.25 percent annual rate of increase in the per capita cost of covered health care benefits for 2003. Dura assumes the rate will decrease to approximately 5.75 percent by 2008 and remain at that level thereafter.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The components of net periodic benefit costs are as follows:

                                                                          POSTRETIREMENT BENEFITS OTHER
                                          PENSION BENEFITS YEARS ENDED      THAN PENSIONS YEARS ENDED
                                                  DECEMBER 31,                     DECEMBER 31,
                                         ------------------------------   ------------------------------
                                           2002       2001       2000       2002       2001       2000
                                         --------   --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
Service cost...........................  $ 2,835    $ 2,536    $ 2,651     $  422     $  470     $  451
Interest cost..........................    6,642      6,266      6,268      1,613      1,722      1,654
Expected return on plan assets.........   (5,972)    (6,198)    (6,304)        --         --         --
Amendments/curtailments................      891        267          2         --       (276)        --
Amortization of prior service cost.....      291         68         57        (20)        (7)       (46)
Recognized actuarial (gain) loss.......      150         (9)         5         --         --         --
                                         -------    -------    -------     ------     ------     ------
Net periodic benefit cost..............  $ 4,837    $ 2,930    $ 2,679     $2,015     $1,909     $2,059
                                         =======    =======    =======     ======     ======     ======

     Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                  ONE PERCENTAGE-POINT   ONE PERCENTAGE-POINT
                                                        INCREASE               DECREASE
                                                  --------------------   --------------------
                                                                (IN THOUSANDS)
Effect on total of service and interest cost
  components....................................         $  171                $  (136)
Effect on the post-retirement benefit
  obligation....................................          1,684                 (1,475)

  Retirement Savings Plans:

     Dura sponsors various employee retirement savings plans that allow qualified employees to provide for their retirement on a tax-deferred basis. In accordance with the terms of the retirement savings plans, Dura is required to match certain of the participants' contributions and/or provide employer contributions based on Dura's performance and other factors. Dura's contributions totaled $7.5 million, $5.8 million, and $9.5 million during fiscal 2002, 2001, and 2000.

13.  COMMITMENTS AND CONTINGENCIES

  Leases:

     Dura leases office and manufacturing space and certain equipment under operating lease agreements which require it to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. Of these lease commitments, $20.0 million are included in facility closure and consolidation costs reserves. Future annual rental commitments at December 31, 2002 under these operating leases are as follows:

YEAR                                                               AMOUNT
----                                                               ------
                                                               (IN THOUSANDS)
2003........................................................      $20,161
2004........................................................       18,188
2005........................................................       15,408
2006........................................................        7,966
2007........................................................        3,383
Thereafter..................................................       19,124

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  Litigation:

     Dura faces an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as expected and such failure of the products results, or is alleged to result, in bodily injury and/or property damage. Dura cannot assure that it will not experience any material warranty or product liability losses in the future or that it will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective, Dura may be required to participate in a recall involving such products. Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against Dura or a requirement to participate in a product recall may have a material adverse effect on Dura's business. OEMs are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which Dura supplies products to an OEM, an OEM may hold Dura responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Dura carries insurance for certain legal matters including product liability; however, Dura no longer carries insurance for warranty matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. Dura has established reserves for issues that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to Dura's business will not have a material adverse impact on the consolidated financial position, results of operations, or cash flows of Dura; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

14.  RELATED PARTY TRANSACTIONS

     Dura incurred fees to HCI, an affiliate of Dura, of approximately $2.5 million in 2002 in connection with the offering of the Senior Notes, the tranche C term loan, and other business development services. In 2001 Dura paid fees to HCI of $1.6 million in connection with an amendment to the Credit Agreement, the offering of the Subordinated Notes, the divestitures of Australia, Thixotech and Plastic Products businesses, and other business development services. In 2000 Dura paid fees to HCI of $2.1 million in connection with the Meritor acquisition and other business development services.

     In November 2001, Dura entered into a definitive agreement to divest its Plastic Products business for total proceeds of approximately $41.0 million. The transaction closed on January 28, 2002. Two members of Dura's Board of Directors are members of management of an investor group, which is general partner of the controlling shareholder of the acquiring company.

     In 1999, Dura and its former chairman, who is currently a member of Dura's Board of Directors, formed Automotive Aviation Partners, LLC ("AAP") to facilitate purchase of a corporate airplane. Dura owns 25 percent of AAP and Dura's former chairman owns 75 percent. Each party provided guarantees for their ownership percent in favor of the AAP's lending institution; Dura's guarantee is for $1.25 million. In 2001, Dura loaned approximately $1.2 million to AAP (the "Dura Loan") to enable it to make a principal and interest payment to the lending institution. The former chairman has personally guaranteed repayment of 75 percent of this loan. The Dura Loan was due and payable in October 2002. Subsequently, Dura and its former chairman established a repayment schedule with respect to the former chairman's guarantee, for which the initial payment has been received.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following is a condensed summary of actual quarterly results of operations for 2002 and 2001:

                                                                                             BASIC        DILUTED
                                                                LOSS FROM                  EARNINGS      EARNINGS
                                          GROSS    OPERATING   DISCONTINUED   NET INCOME    (LOSS)        (LOSS)
                              REVENUES   PROFIT     INCOME      OPERATIONS      (LOSS)     PER SHARE   PER SHARE (D)
                              --------   -------   ---------   ------------   ----------   ---------   -------------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002:
  First.....................  $583,858   $79,432    $46,093      $ (4,393)    $(193,968)    $(10.89)      $(9.91)(a)
  Second....................   638,383    93,490     57,048       (26,030)       (7,990)      (0.45)       (0.37)(b)
  Third.....................   561,540    74,288     37,982        (8,701)        3,952        0.22         0.23
  Fourth....................   576,542    78,092     31,498       (87,457)      (90,665)      (4.97)       (4.97)(c)
2001:
  First.....................  $620,347   $90,750    $45,531      $   (977)    $   9,218     $  0.52       $ 0.52
  Second....................   628,828    90,988     49,966        (3,372)       12,866        0.72         0.70
  Third.....................   536,955    71,774     23,977        (2,724)       (3,386)      (0.19)       (0.19)
  Fourth....................   547,575    66,608     15,422        (2,932)       (7,479)      (0.42)       (0.42)

---------------

(a)  Restated for adoption of SFAS No. 142

(b)  Includes $3,422 for extraordinary loss on debt extinguishment, net of tax

(c)  Includes loss on disposal of discontinued operations of $68,322

(d)  See Note 6 for discussion on the computation of diluted shares outstanding

     The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock method.

16.  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to Dura's business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of Dura and has fully and unconditionally guaranteed the 9 percent senior subordinated notes issued by Dura Operating Corp., on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002

                                      DURA                     NON-
                                   OPERATING    GUARANTOR   GUARANTOR
                                     CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                   ----------   ---------   ----------   ------------   ------------
                                                        (AMOUNTS IN THOUSANDS)
                                               ASSETS
Current assets:
  Cash and cash equivalents......  $   79,678   $    511    $   63,048   $        --     $  143,237
  Accounts receivable, net.......      18,155     65,038       162,422            --        245,615
  Inventories....................      12,378     37,705        64,490            --        114,573
  Current portion of derivative
     instruments.................      15,825         --            --            --         15,825
  Other current assets...........      31,335     19,579        52,961            --        103,875
  Current assets of discontinued
     operations..................          --         --        32,041            --         32,041
  Due from affiliates............     138,066     43,052         3,870      (184,988)            --
                                   ----------   --------    ----------   -----------     ----------
     Total current assets........     295,437    165,885       378,832      (184,988)       655,166
                                   ----------   --------    ----------   -----------     ----------
Property, plant and equipment,
  net............................      62,024    122,827       259,628            --        444,479
Investment in subsidiaries.......     839,678     22,501        70,925      (933,104)            --
Notes receivable from
  affiliates.....................     251,329    516,734        42,961      (811,024)            --
Goodwill, net....................     421,835     81,332       271,816            --        774,983
Noncurrent portion of derivative
  instruments....................      14,698         --            --            --         14,698
Other assets, net................      53,343     (3,903)       (1,833)           --         47,607
                                   ----------   --------    ----------   -----------     ----------
                                   $1,938,344   $905,376    $1,022,329   $(1,929,116)    $1,936,933
                                   ==========   ========    ==========   ===========     ==========

                              LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable...............  $   37,511   $ 65,413    $  113,121   $        --     $  216,045
  Accrued liabilities............      59,473     24,712       109,788            --        193,973
  Current maturities of long-term
     debt........................       1,500         84         5,570            --          7,154
  Current liabilities of
     discontinued operations.....          --         --        25,931            --         25,931
  Due to affiliates..............      46,495    107,641        30,852      (184,988)            --
                                   ----------   --------    ----------   -----------     ----------
     Total current liabilities...     144,979    197,850       285,262      (184,988)       443,103
                                   ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
  maturities.....................     147,760         39        14,623            --        162,422
Senior notes.....................     350,000         --            --            --        350,000
Subordinated notes...............     556,632         --            --            --        556,632
Senior notes -- derivative
  instrument adjustment..........      30,523         --            --            --         30,523
Other noncurrent liabilities.....      64,119     12,939        57,143            --        134,201
Notes payable to affiliates......     384,020    175,109       251,895      (811,024)            --
                                   ----------   --------    ----------   -----------     ----------
     Total liabilities...........   1,678,033    385,937       608,923      (996,012)     1,676,881
                                   ----------   --------    ----------   -----------     ----------
Mandatorily redeemable
  convertible trust preferred
  securities.....................      55,250         --            --            --         55,250
Stockholders' investment.........     205,061    519,439       413,406      (933,104)       204,802
                                   ----------   --------    ----------   -----------     ----------
                                   $1,938,344   $905,376    $1,022,329   $(1,929,116)    $1,936,933
                                   ==========   ========    ==========   ===========     ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.
  CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002

                                      DURA                     NON-
                                    OPERATING   GUARANTOR    GUARANTOR
                                      CORP.     COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                    ---------   ----------   ---------   ------------   ------------
                                                         (AMOUNTS IN THOUSANDS)
Revenues..........................  $ 369,291   $1,044,838   $ 998,910    $ (52,716)     $2,360,323
Cost of sales.....................    331,695      863,924     892,118      (52,716)      2,035,021
                                    ---------   ----------   ---------    ---------      ----------
     Gross profit.................     37,596      180,914     106,792           --         325,302
Selling, general and
  administrative expenses.........     55,205       26,409      53,957           --         135,571
Facility consolidation, product
  recall and other charges........      5,855        1,921       8,345           --          16,121
Amortization expense..............        831            6         152           --             989
                                    ---------   ----------   ---------    ---------      ----------
     Operating income.............    (24,295)     152,578      44,338           --         172,621
Interest expense, net.............     74,393          (99)      9,614           --          83,908
                                    ---------   ----------   ---------    ---------      ----------
Income before provision for income
  taxes and minority interest.....    (98,688)     152,677      34,724           --          88,713
Provision for income taxes........    (42,236)      66,099      15,840           --          39,703
Equity in (earnings) losses of
  affiliates, net.................    230,079           --      (3,733)    (226,346)             --
Minority interest -- dividends on
  trust preferred securities,
  net.............................      2,486           --          --           --           2,486
Dividends (to)/from affiliates....     (3,768)          --          --        3,768              --
                                    ---------   ----------   ---------    ---------      ----------
     Income from continuing
       operations.................   (285,249)      86,578      22,617      222,578          46,524
Income (loss) from discontinued
  operations......................         --           --    (126,581)          --        (126,581)
                                    ---------   ----------   ---------    ---------      ----------
     Income (loss) before
       extraordinary item and
       accounting change..........   (285,249)      86,578    (103,964)     222,578         (80,057)
Extraordinary item -- loss on
  early extinguishment of debt,
  net.............................     (3,422)          --          --           --          (3,422)
Cumulative effect of change in
  accounting......................         --           --    (205,192)          --        (205,192)
                                    ---------   ----------   ---------    ---------      ----------
     Net income (loss)............  $(288,671)  $   86,578   $(309,156)   $ 222,578      $ (288,671)
                                    =========   ==========   =========    =========      ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                             DURA                      NON-
                                           OPERATING    GUARANTOR    GUARANTOR
                                             CORP.      COMPANIES    COMPANIES    ELIMINATIONS    CONSOLIDATED
                                           ---------    ---------    ---------    ------------    ------------
                                                                 (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Income (loss) from continuing
    operations...........................  $(285,249)   $  86,578    $  22,617     $ 222,578       $  46,524
  Adjustments to reconcile income (loss)
    from continuing operations to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization........     12,582       22,145       34,594            --          69,321
    Deferred income tax provision........     11,097       (1,326)       9,216            --          18,987
    Equity in losses (earnings) of
       affiliates and minority
       interest..........................    230,079           --       (3,733)     (226,346)             --
    Changes in other operating items.....    212,835       30,010     (173,437)           --          69,408
                                           ---------    ---------    ---------     ---------       ---------
       Net cash provided by (used in)
         operating activities............    181,344      137,407     (110,743)       (3,768)        204,240
                                           ---------    ---------    ---------     ---------       ---------
INVESTING ACTIVITIES:
  Capital expenditures, net..............     (7,081)     (12,921)     (34,310)           --         (54,312)
  Proceeds from disposition of
    business.............................     30,980           --           --            --          30,980
                                           ---------    ---------    ---------     ---------       ---------
       Net cash used in investing
         activities......................     23,899      (12,921)     (34,310)           --         (23,332)
                                           ---------    ---------    ---------     ---------       ---------
FINANCING ACTIVITIES:
  Repayments of revolving credit
    facilities...........................    (59,267)          --       (3,057)           --         (62,324)
  Long-term borrowings...................    151,084           --       66,274            --         217,358
  Repayments of long-term borrowings.....   (403,887)        (106)    (114,967)           --        (518,960)
  Purchase of treasury shares and other,
    net..................................        (83)          --           --            --             (83)
  Proceeds from issuance of senior notes,
    net..................................    350,000           --           --            --         350,000
  Proceeds from stock offering and
    exercise of stock options, net.......      4,292           --           --            --           4,292
  Debt issue costs.......................    (10,964)          --           --            --         (10,964)
  Debt financing (to)/from affiliates....   (181,016)    (121,990)     303,006            --              --
  Dividends paid.........................         --       (3,768)          --         3,768              --
                                           ---------    ---------    ---------     ---------       ---------
       Net cash provided by (used in)
         financing activities............   (149,841)    (125,864)     251,256         3,768         (20,681)
                                           ---------    ---------    ---------     ---------       ---------
EFFECT OF EXCHANGE RATES ON CASH AND CASH
  EQUIVALENTS............................     13,615           --       (9,698)           --           3,917
                                           ---------    ---------    ---------     ---------       ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS.............     69,017       (1,378)      96,505            --         164,144
NET CASH FLOW FROM DISCONTINUED
  OPERATIONS.............................         --           --      (53,196)           --         (53,196)
CASH AND CASH EQUIVALENTS:
  Beginning of period....................     10,661        1,889       19,739            --          32,289
                                           ---------    ---------    ---------     ---------       ---------
  End of period..........................  $  79,678    $     511    $  63,048     $      --       $ 143,237
                                           =========    =========    =========     =========       =========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.
              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2001

                                                DURA                     NON-
                                             OPERATING    GUARANTOR   GUARANTOR
                                               CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                             ----------   ---------   ----------   ------------   ------------
                                                                  (AMOUNTS IN THOUSANDS)
                                                    ASSETS
Current assets:
  Cash and cash equivalents................  $   10,661   $  1,889    $   19,739   $        --     $   32,289
  Accounts receivable, net.................      34,654    104,205       124,721            --        263,580
  Inventories..............................      16,080     35,937        53,244            --        105,261
  Other current assets.....................      32,420     16,681        70,593            --        119,694
  Current assets of discontinued
    operations.............................          --         --        47,816            --         47,816
  Due from affiliates......................     190,884     43,531         2,010      (236,425)            --
                                             ----------   --------    ----------   -----------     ----------
    Total current assets...................     284,699    202,243       318,123      (236,425)       568,640
                                             ----------   --------    ----------   -----------     ----------
Property, plant and equipment, net.........      96,061    136,954       243,957            --        476,972
Investment in subsidiaries.................     727,944     25,561        67,192      (820,697)            --
Notes receivable from affiliates...........      45,372    394,733        70,711      (510,816)            --
Goodwill, net..............................     429,663     82,769       450,035            --        962,467
Other assets, net..........................      53,843     (2,797)      (10,941)           --         40,105
Noncurrent assets of discontinued
  operations...............................          --         --        73,420            --         73,420
                                             ----------   --------    ----------   -----------     ----------
                                             $1,637,582   $839,463    $1,212,497   $(1,567,938)    $2,121,604
                                             ==========   ========    ==========   ===========     ==========

                                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable.........................  $   44,751   $ 78,334    $  102,262   $        --     $  225,347
  Accrued liabilities......................      60,235     23,535        83,053            --        166,823
  Current maturities of long-term debt.....      42,066        106        18,270            --         60,442
  Current liabilities of discontinued
    operations.............................          --         --        35,386            --         35,386
  Due to affiliates........................      42,532     80,538       113,355      (236,425)            --
                                             ----------   --------    ----------   -----------     ----------
    Total current liabilities..............     189,584    182,513       352,326      (236,425)       487,998
                                             ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
  maturities...............................     422,582        124        49,721            --        472,427
Subordinated notes.........................     539,700         --            --            --        539,700
Other noncurrent liabilities...............      60,894     12,828        43,755            --        117,477
Noncurrent liabilities of discontinued
  operations...............................          --         --         6,355            --          6,355
Notes payable to affiliates................      88,404     35,555       386,857      (510,816)            --
                                             ----------   --------    ----------   -----------     ----------
    Total liabilities......................   1,301,164    231,020       839,014      (747,241)     1,623,957
                                             ----------   --------    ----------   -----------     ----------
Mandatorily redeemable convertible trust
  preferred securities.....................      55,250         --            --            --         55,250
Stockholders' investment...................     281,168    608,443       373,483      (820,697)       442,397
                                             ----------   --------    ----------   -----------     ----------
                                             $1,637,582   $839,463    $1,212,497   $(1,567,938)    $2,121,604
                                             ==========   ========    ==========   ===========     ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.
  CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001

                                       DURA                     NON-
                                     OPERATING   GUARANTOR    GUARANTOR
                                       CORP.     COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                     ---------   ----------   ---------   ------------   ------------
                                                          (AMOUNTS IN THOUSANDS)
Revenues...........................  $ 439,942   $1,018,625   $934,042     $ (58,904)     $2,333,705
Cost of sales......................    387,299      855,067    830,123       (58,904)      2,013,585
                                     ---------   ----------   --------     ---------      ----------
     Gross profit..................     52,643      163,558    103,919            --         320,120
Selling, general and administrative
  expenses.........................     59,103       28,387     46,890            --         134,380
Facility consolidation, product
  recall and other charges.........     22,658        1,680       (219)           --          24,119
Amortization expense...............     12,902        2,462     11,361            --          26,725
                                     ---------   ----------   --------     ---------      ----------
     Operating income..............    (42,020)     131,029     45,887            --         134,896
Interest expense, net..............     60,688          605     39,221            --         100,514
                                     ---------   ----------   --------     ---------      ----------
  Income before provision for
     income taxes and minority
     interest......................   (102,708)     130,424      6,666            --          34,382
Provision for income taxes.........     (8,991)      16,363      3,217            --          10,589
Equity in earnings of affiliates,
  net..............................    (92,207)          --     (5,249)       97,456              --
Minority interest -- dividends on
  trust preferred securities,
  net..............................      2,569           --         --            --           2,569
Dividends (to)/from affiliates.....    (15,298)          --         --        15,298              --
                                     ---------   ----------   --------     ---------      ----------
  Income from continuing
     operations....................     11,219      114,061      8,698      (112,754)         21,224
Income (loss) from discontinued
  operations.......................         --           --    (10,005)           --         (10,005)
                                     ---------   ----------   --------     ---------      ----------
     Net income (loss).............  $  11,219   $  114,061   $ (1,307)    $(112,754)     $   11,219
                                     =========   ==========   ========     =========      ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.
  CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001

                                           DURA                    NON-
                                         OPERATING   GUARANTOR   GUARANTOR
                                           CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                         ---------   ---------   ---------   ------------   ------------
                                                             (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Income (loss) from continuing
  operations...........................  $  11,219   $ 114,061   $  8,698     $(112,754)     $  21,224
Adjustments to reconcile income (loss)
  from continuing operations to net
  cash provided by (used in) operating
  activities:
Depreciation and amortization..........     27,704      21,667     37,487            --         86,858
Deferred income tax provision..........     (2,249)     10,697     23,893            --         32,341
Equity in losses (earnings) of
  affiliates and minority interest.....    (92,207)         --     (5,249)       97,456             --
Changes in other operating items.......      6,555      56,904     28,753            --         92,212
                                         ---------   ---------   --------     ---------      ---------
Net cash provided by (used in)
  operating activities.................    (48,978)    203,329     93,582       (15,298)       232,635
                                         ---------   ---------   --------     ---------      ---------
INVESTING ACTIVITIES:
Capital expenditures, net..............     (5,714)    (12,534)   (49,844)           --        (68,092)
                                         ---------   ---------   --------     ---------      ---------
Net cash used in investing
  activities...........................     (5,714)    (12,534)   (49,844)           --        (68,092)
                                         ---------   ---------   --------     ---------      ---------
FINANCING ACTIVITIES:
Borrowings under revolving credit
  facilities...........................    154,830          --     30,052            --        184,882
Repayments of revolving credit
  facilities...........................   (361,842)         --    (48,496)           --       (410,338)
Long-term borrowings...................      3,450         138     19,167            --         22,755
Repayments of long-term borrowings.....    (35,149)        (91)   (39,152)           --        (74,392)
Purchase of treasury shares and other,
  net..................................       (386)         --         --            --           (386)
Proceeds from issuance of subordinated
  notes, net...........................    147,100          --         --            --        147,100
Proceeds from stock offering and
  exercise of stock options, net.......        838          --         --            --            838
Debt issue costs.......................     (4,006)         --         --            --         (4,006)
Debt financing (to)/from affiliates....    153,520    (174,841)    21,321            --             --
Dividends paid.........................         --     (15,298)        --        15,298             --
                                         ---------   ---------   --------     ---------      ---------
Net cash provided by (used in)
  financing activities.................     58,355    (190,092)   (17,108)       15,298       (133,547)
                                         ---------   ---------   --------     ---------      ---------
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS.....................    (11,030)         --      7,087            --         (3,943)
                                         ---------   ---------   --------     ---------      ---------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING
  OPERATIONS...........................     (7,367)        703     33,717            --         27,053
NET CASH FLOW FROM DISCONTINUED
  OPERATIONS...........................         --          --    (25,202)           --        (25,202)
CASH AND CASH EQUIVALENTS:
Beginning of period....................     18,028       1,186     11,224            --         30,438
                                         ---------   ---------   --------     ---------      ---------
End of period..........................  $  10,661   $   1,889   $ 19,739     $      --      $  32,289
                                         =========   =========   ========     =========      =========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

17.  SUBSEQUENT EVENT

     In March 2003, Dura completed the divestiture its Mechanical Assemblies Europe business to Magal Engineering and members of the local management group, located in Woodley, England. The divestiture was part of Dura's strategic repositioning to focus Dura on businesses that meet its future growth and profitability targets. The European Mechanical Assemblies business employs approximately 990 people at facilities located in Grenoble and Boynes, France; and Woodley, Nottingham and Stourport, UK. The European Mechanical Assemblies business generated annualized revenues of approximately $111.9 million

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Dura Automotive Systems, Inc.:

     We have audited the consolidated financial statements of Dura Automotive Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, and have issued our report thereon dated March 24, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the Company's method of accounting for goodwill and other intangible assets); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Dura Automotive Systems, Inc. and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 24, 2003

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

ADDITIONAL PURCHASE LIABILITIES RECORDED IN CONJUNCTION WITH ACQUISITIONS

     The transactions in the purchase liabilities recorded in conjunction with acquisitions for the years ending December 31, 2002, 2001 and 2000 were as follows:

                                                          2002      2001       2000
                                                         -------   -------   --------
                                                                (IN THOUSANDS)
Balance, beginning of the year.........................  $24,679   $38,479   $ 64,035
Provisions.............................................       --       110        978
Reversals..............................................     (679)   (5,223)    (1,921)
Utilizations...........................................   (4,114)   (8,687)   (24,613)
                                                         -------   -------   --------
Balance, end of the year...............................  $19,886   $24,679   $ 38,479
                                                         =======   =======   ========

FACILITY CONSOLIDATION CHARGE

     The transactions in the facility consolidation reserve accounts for the year ending December 31, 2002, 2001 and 2000 were as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Balance, beginning of the year..........................  $ 1,766   $ 4,125   $12,501
Provisions..............................................   25,599     3,874     6,540
Reversals...............................................     (864)   (1,628)   (8,201)
Utilizations............................................   (2,193)   (4,605)   (6,715)
                                                          -------   -------   -------
Balance, end of the year................................  $24,308   $ 1,766   $ 4,125
                                                          =======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 21, 2002, the Board of Directors of Dura, upon recommendation of its Audit Committee, appointed Deloitte & Touche LLP as its independent auditors for 2002 to replace Arthur Andersen LLP. Dura filed a Current Report on Form 8-K on May 21, 2002 to report such change in accountant and to disclose the information required by this Item 9.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.  DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in Dura's 2003 Proxy Statement.

B.  EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to Dura's executive officers as of March 1, 2003:

NAME                             AGE   POSITION(S)
----                             ---   -----------
Scott D. Rued..................  46    Chairman and Director
Lawrence A. Denton.............  52    President, Chief Executive Officer and Director
Karl F. Storrie................  65    Vice Chairman and Director
David R. Bovee.................  53    Vice President, Chief Financial Officer and
                                       Assistant Secretary
John J. Knappenberger..........  56    Vice President
Theresa L. Skotak..............  45    Vice President
Milton D. Kniss................  55    Vice President and President -- Control Systems
                                       Division
Robert A. Pickering............  60    Vice President and President -- Atwood Mobile
                                       Products Division
Jurgen von Heyden..............  55    Vice President and President -- Body & Glass
                                       Division

     Scott D. Rued has served as Chairman and Director of Dura since April 2002. From November 1990 until April 2002, Mr. Rued served as Vice President. Mr. Rued, a stockholder of J2R, has also served as President and Chief Executive Officer of Hidden Creek Industries ("HCI") since May 2001. From January 1994 through April 2001, Mr. Rued served as Executive Vice President and Chief Financial Officer of HCI and from June 1989 through 1993 he served as Vice President -- Finance and Corporate Development. Mr. Rued has served as Vice President, Corporate Development and a director of Tower Automotive, Inc., a leading designer and producer of automotive structural components and assemblies, since April 1993. Mr. Rued has served as a director of J.L. French Automotive Castings, Inc. since April 2001. Mr. Rued served as Vice President, Chief Financial Officer and a director of Automotive Industries Holding, Inc. from April 1990 to 1995.

     Lawrence A. Denton joined Dura as President and Chief Executive Officer in January 2003. From 1996 until 2002, Mr. Denton was President of Dow Automotive, a $1 billion business unit of The Dow Chemical Company. Prior to that, he spent 24 years with Ford Motor Company, where he held a variety of senior management positions with increasing responsibility in manufacturing, quality, sales and marketing, engineering and purchasing. Mr. Denton serves as Chairman of the Board of the Original Equipment Suppliers Association, and is also a board member of the Motor & Equipment Manufacturer's Association, Kettering University and Autotemp Company.

     Karl F. Storrie has served as Vice Chairman and Director of Dura since January 2003. From March 1991 until January 2003, Mr. Storrie served as President, Chief Executive Officer and Director. Prior to joining

Dura and from 1986, Mr. Storrie was Group President of a number of aerospace manufacturing companies owned by Coltec Industries, a multi-divisional public corporation. Prior to becoming a Group President, Mr. Storrie was a Division President of two aerospace design and manufacturing companies for Coltec Industries from 1981 to 1986. During his thirty-five year career, Mr. Storrie has held a variety of positions in technical and operations management. Mr. Storrie is also a director of Argo-Tech Corporation, a manufacturer of aircraft fuel, boost and transfer pumps.

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

     John J. Knappenberger has served as Vice President of Quality and Materials of Dura since December 1995. Mr. Knappenberger assumed responsibility for sales and marketing in June 1997 and information technology in March 1999. Prior to joining Dura, Mr. Knappenberger was Director of Quality for Carrier Corporation's North American Operations, manufacturers of heating and air conditioning systems, from February 1992. From 1985 to 1991, Mr. Knappenberger was employed by TRW Inc., a supplier of components to the automotive industry, beginning as Director of Quality in 1985 for the Steering and Suspension Division and becoming Vice President, Quality for the Automotive Sector in 1990.

     Theresa L. Skotak has served as Vice President of Human Resources since May 2002. Prior to that, Mrs. Skotak served as Director of Corporate Human Resources since March 1999. From April 1997 until March 1999, Mrs. Skotak served as Director of Human Resources for Excel.

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

     Jurgen von Heyden has served as Vice President of Dura and President of the Body & Glass Division since February 2000. Mr. von Heyden served as Managing Director of Dura Body & Glass Systems GmbH in Plettenberg, Germany from March 1999 to February 2000. Prior to the acquisition of Excel, Mr. von Heyden served as the Managing Director/CEO of Excel's European Body & Glass division since 1997. Before joining Excel he was the Managing Director of Happich, later becoming Becker-Group. Mr. von Heyden has been in the automotive supplier industry since 1984 with professional training of Diplom-Ingenieur and Diplom-Wirtschaftsingenieur.

     There are no family relationships between any of Dura's executive officers or directors.

C.  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in Dura's 2003 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in Dura's 2003 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated herein by reference to the sections labeled "Ownership of Dura Common Stock" and "Equity Compensation Plans," which appear in Dura's 2003 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in Dura's 2003 Proxy Statement.

ITEM 14.  CONTROLS AND PROCEDURES

     In response to recent legislation and additional requirements, we reviewed our internal control structure and our disclosure controls and procedures during the third quarter of 2002. As a result of such review we implemented minor changes, primarily to formalize and document the already robust procedures in place. We have designed our disclosure controls and procedures to ensure that material information related to Dura, including our consolidated subsidiaries, is made known to our disclosure committee, including our principal executive officer and principal financial officer, on a regular basis, in particular during the period in which the quarterly and annual reports are being prepared. As required, we will continue to evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and last did so as of December 31, 2002, a date within 90 days prior to the filing of this annual report. We believe as of that date, such controls and procedures are operating effectively as designed.

     We presented the results of our most recent evaluation to our independent auditors, Deloitte & Touche LLP, and the Audit Committee of the Board of Directors. Based on such evaluation, Dura's management, including the principal executive officer and principal financial officer, concluded that Dura's disclosure controls and procedures are adequate to insure the clarity and material completeness of Dura's disclosure in its periodic reports required to be filed with the SEC and there are no significant deficiencies or material weaknesses in the design or operation of internal controls which could significantly affect our ability to record, process, summarize and report financial data.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

          (1) Financial Statements:

           Independent Auditors' Report

           - Consolidated Balance Sheets as of December 31, 2002 and 2001

           - Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

           - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2002, 2001 and 2000

           - Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

           - Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules:

           - Financial Statement Schedule II -- Valuation and Qualifying
             Accounts

          (3) Exhibits: See "Exhibit Index" beginning on page 78.

     (B) REPORTS ON FORM 8-K

          None.

                         DURA AUTOMOTIVE SYSTEMS, INC.

                  EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                            NUMBERING
                                                                        OF ALL FORM 10-K
EXHIBIT                                                                 AND EXHIBIT PAGES
-------                                                                 -----------------
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

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                            NUMBERING
                                                                        OF ALL FORM 10-K
EXHIBIT                                                                 AND EXHIBIT PAGES
-------                                                                 -----------------
   4.11   Form of Junior Convertible Subordinated Indenture between              *
          Dura Automotive Systems, Inc. and The First National Bank of
          Chicago, as Indenture Trustee, incorporated by reference to
          Exhibit 4.10 of the Form S-3.
   4.12   Form of Preferred Security, incorporated by reference to               *
          Exhibit 4.11 of the Form S-3.
   4.13   Form of Debenture, incorporated by reference to Exhibit 4.12           *
          of the Form S-3
   4.14   Form of Guarantee Agreement between Dura Automotive Systems,           *
          Inc., as Guarantor, and The First National Bank of Chicago,
          as Guarantee Trustee with respect to the Preferred
          Securities of Dura Automotive Systems Capital Trust,
          incorporated by reference to Exhibit 4.13 of the Form S-3.
   4.15   Indenture, dated June 22, 2001, between Dura Operating                 *
          Corp., Dura Automotive Systems, Inc., the Subsidiary
          Guarantors and U.S. Bank Trust National Association, as
          trustee, relating to the Series C and Series D, 9% senior
          subordinated notes denominated in U.S. Dollars, incorporated by reference to Exhibit 4.7 of the S-4.
  10.1    Amended and Restated Credit Agreement, dated as of March 19,           *
          1999, among Dura Automotive Systems, Inc., as Parent
          Guarantor, Dura Operating Corp., Dura Automotive Systems
          (Europe) GmbH, Dura Asia-Pacific Pty Limited ACN 004884539
          and Dura Automotive Systems (Canada), Ltd., as Dura
          Borrowers, Trident Automotive plc, Dura Automotive Systems
          Limited, Spicebright Limited, Dura Automotive Systems Cable
          Operating Inc., Dura Automotive Systems Cable Operations
          Canada, Inc. and Moblan Investments B.V., as Trident
          Borrowers, Dura Automotive Acquisition Limited, as the
          initial Adwest Borrower, Bank of America National Trust and
          Savings Association, as Agent, BA Australia Limited, as
          Australian Lender, Bank of America Canada, as Canadian
          Lender, Bank of America National Trust and Savings
          Association, as Swing Line Lender and Issuing Lender, and
          the other financial institutions party thereto, NationsBanc
          Montgomery Securities LLC, as Lead Arranger and Book
          Manager, incorporated by reference to Exhibit 10.1 of the
          Company's Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 1999.
  10.2**  1996 Key Employee Stock Option Plan, incorporated by                   *
          reference to Exhibit 10.27 of the S-1.
  10.3**  Independent Director Stock Option Plan, incorporated by                *
          reference to Exhibit 10.28 of the S-1.
  10.4**  Employee Stock Discount Purchase Plan, incorporated by                 *
          reference to Exhibit 10.29 of the S-1.
  10.5    Stock Purchase Agreement, dated August 1, 1997, by and among           *
          Dura Shifter Holding Corp. and the various selling
          shareholders, incorporated by reference to Exhibit 2.1 of
          the Registrant's Form 8-K dated September 12, 1997.
  10.6    Joint Venture Agreement by and among Orscheln Co., MC                  *
          Holding Corp., Onex U.S. Investments, Inc., J2R Corporation
          and Dura Automotive Holding, Inc., dated as of August 31,
          1994, incorporated by reference to Exhibit 10.1 of the S-1.
  10.7    Stock Purchase Agreement, dated April 8, 1998, by and among            *
          Dura Automotive Systems (UK) Limited and the various selling shareholders listed on the various signature pages thereto, incorporated by reference to Exhibit 2.1 of Dura's Amendment
          No. 1 to Form 8-K/A dated April 30, 1998.

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                            NUMBERING
                                                                        OF ALL FORM 10-K
EXHIBIT                                                                 AND EXHIBIT PAGES
-------                                                                 -----------------
  10.8    Stock Purchase Agreement, dated April 8, 1998, by and among            *
          Dura Automotive Systems (UK) Limited and Mervyn Edgar
          (including a schedule identifying Stock Purchase Agreements executed by D. Michael Dodge, Geoff Hill, Thomas Humann, Dan
          Robosto, Frances Sarrazin and Lothar Singe), incorporated by reference to Exhibit 2.2 of Dura's Amendment No. 1 to Form
          8-K/A dated April 30, 1998.
  10.9**  Stock Option Agreement, dated as of August 31, 1994, between           *
          Dura Automotive Systems, Inc., and Alkin incorporated by
          reference to Exhibit 10.4 of the S-1.
  10.10** Promissory Note, dated December 31, 1991, of Karl F. Storrie           *
          in favor of Automotive Systems, Inc., incorporated by
          reference to Exhibit 10.17 of the S-1.
  10.11** 1998 Stock Incentive Plan, as amended.                                 *
  10.12   Agreement and Plan of Merger, dated as of January 19, 1999,            *
          among Dura Automotive Systems, Inc., Excel Industries, Inc.
          and Windows Acquisition Corporation, incorporated by
          reference to Exhibit 2.1 to Dura's Current Report on Form
          8-K, dated January 22, 1999.
  10.13   Amendment to Agreement and Plan of Merger, dated as of March           *
          9, 1999, by and among Dura Automotive Systems, Inc., Dura
          Operating Corp., Excel Industries, Inc. and Windows
          Acquisition Corporation incorporated by reference to the
          additional definitive proxy materials filed with the SEC on
          March 11, 1999.
  10.14** Deferred Income Leadership Stock Purchase Plan, incorporated           *
          by reference to Appendix A of the 2000 Proxy Statement filed with the SEC on May 25, 2000.
  10.15** Director Deferred Stock Purchase Plan, incorporated by                 *
          reference to Appendix B of the 2000 Proxy Statement filed
          with the SEC on May 25, 2000.
  10.16   First Amendment to Amended and Restated Credit Agreement,              *
          dated as of May 10, 2001, among Dura Automotive Systems,
          Inc., as Parent Guarantor, Dura Operating Corp., Dura
          Automotive Systems (Europe) GmbH, Dura Asia-Pacific Pty
          Limited ACN 004884539 and Dura Automotive Systems (Canada),
          Ltd., as Dura Borrowers, Trident Automotive plc, Dura
          Automotive Systems Limited, Spicebright Limited, Dura
          Automotive Systems Cable Operating Inc., Dura Automotive
          Systems Cable Operations Canada, Inc. and Moblan Investments
          B.V., as Trident Borrowers, Dura Automotive Acquisition
          Limited, as the initial Adwest Borrower, Bank of America
          National Trust and Savings Association, as Agent, BA
          Australia Limited, as Australian Lender, Bank of America
          Canada, as Canadian Lender, Bank of America National Trust
          and Savings Association, as Swing Line Lender and Issuing
          Lender, and the other financial institutions party thereto,
          NationsBanc Montgomery Securities LLC, as Lead Arranger and
          Book Manager, incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended March 31, 2001.

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                            NUMBERING
                                                                        OF ALL FORM 10-K
EXHIBIT                                                                 AND EXHIBIT PAGES
-------                                                                 -----------------
  10.17   Second Amendment to Amended and Restated Credit Agreement              *
          dated as of June 15, 2001 among Dura Automotive Systems,
          Inc., as Parent Guarantor, Dura Operating Corp., Dura
          Holding Germany GmbH, Dura Asia-Pacific Pty Limited ACN 004
          884 539, Dura Automotive Systems (Canada), Ltd., Trident
          Automotive Limited, Dura Automotive Systems Limited,
          Spicebright Limited, Dura Automotive Systems Cable
          Operations Inc., Moblan Investments B.V., Dura Automotive
          Acquisition Limited, Dura Automotive Holding GmbH & Co. KG,
          and Adwest France, S.A.; Bank of America National Trust and
          Savings Association, as Agent, BA Australia Limited, as
          Australian Lender, Bank of America Canada, as Canadian
          Lender, Bank of America National Trust and Savings
          Association, as Swing Line Lender and Issuing Lender, and
          the other financial institutions party hereto; NationsBanc
          Montgomery Securities LLC, as Lead Arranger and Book
          Manager.
  10.18   Third Amendment to Amended and Restated Credit Agreement               *
          dated as of August 24, 2001 among Dura Automotive Systems,
          Inc., as Parent Guarantor, Dura Operating Corp., Dura
          Holding Germany GmbH, Dura Automotive Systems (Canada),
          Ltd., Trident Automotive Limited, Dura Automotive Systems
          Limited, Spicebright Limited, Dura Automotive Systems Cable
          Operations Inc., Moblan Investments B.V., Dura Automotive
          Acquisition Limited, Dura Automotive Holding GmbH & Co. KG,
          and Adwest France, S.A.; Bank of America National Trust and
          Savings Association, as Agent, BA Australia Limited, as
          Australian Lender, Bank of America Canada, as Canadian
          Lender, Bank of America National Trust and Savings
          Association, as Swing Line Lender and Issuing Lender, and
          the other financial institutions party hereto; NationsBanc
          Montgomery Securities LLC, as Lead Arranger and Book
          Manager.
  10.19   Fourth Amendment to Amended and Restated Credit Agreement              *
          dated as of April 17, 2002 among Dura Automotive Systems,
          Inc., as Parent Guarantor, Dura Operating Corp., Dura
          Holding Germany GmbH, Dura Automotive Systems (Canada),
          Ltd., Trident Automotive Limited, Dura Automotive Systems
          Limited, Spicebright Limited, Dura Automotive Systems Cable
          Operations Inc., Moblan Investments B.V., Dura Automotive
          Acquisition Limited, Dura Automotive Holding GmbH & Co. KG,
          and Adwest France, S.A.; Bank of America National Trust and
          Savings Association, as Agent, BA Australia Limited, as
          Australian Lender, Bank of America Canada, as Canadian
          Lender, Bank of America National Trust and Savings
          Association, as Swing Line Lender and Issuing Lender, and
          the other financial institutions party hereto; NationsBanc
          Montgomery Securities LLC, as Lead Arranger and Book
          Manager.
  10.20   Fifth Amendment to Amended and Restated Credit Agreement              --
          dated as of December 30, 2002 among Dura Automotive Systems,
          Inc., as Parent Guarantor, Dura Operating Corp., Dura
          Holding Germany GmbH, Dura Automotive Systems (Canada),
          Ltd., Trident Automotive Limited, Dura Automotive Systems
          Limited, Spicebright Limited, Dura Automotive Systems Cable
          Operations Inc., Moblan Investments B.V., Dura Automotive
          Acquisition Limited, Dura Automotive Holding GmbH & Co. KG,
          Dura Automotive Systemes Europe S.A.; JPMorgan Chase Bank,
          as Syndication Agent; Bank of America, N.A., acting through its Canada Branch (as assignee of Bank of America Canada), as Canadian Lender; Bank of America, N.A., as Swing Line
          Lender, as Issuing Lender and as agent for the Lenders.

                                                                         PAGE NUMBER IN
                                                                           SEQUENTIAL
                                                                            NUMBERING
                                                                        OF ALL FORM 10-K
EXHIBIT                                                                 AND EXHIBIT PAGES
-------                                                                 -----------------
  10.21   Supplemental Indenture, dated as of February 21, 2002, by              *
          and among Dura G.P., a Delaware general partnership, Dura
          Operating Corp., a Delaware corporation, Dura Automotive
          Systems, Inc., a Delaware corporation, Dura Automotive
          Systems Cable Operations, Inc., a Delaware corporation,
          Universal Tool & Stamping Company Inc., an Indiana
          corporation, Adwest Electronics, Inc., a Delaware
          corporation, Dura Automotive Systems of Indiana, Inc., an
          Indiana corporation, Atwood Automotive Inc., a Michigan
          corporation and Mark I Molded Plastics of Tennessee, Inc., a
          Tennessee corporation, Atwood Mobile Products, Inc., an
          Illinois corporation, and U.S. Bank Trust National
          Association, as trustee under the Indentures.
  10.22   Tranche C term loan supplement to amended and restated                 *
          credit agreement dated as of April 18, 2002 is entered into among Dura Operating Corp., the financial institutions
          listed on the signature pages hereof, and Bank of America,
          N.A., as agent for the Lenders under the Agreement.
  10.23   Master Assignment and Acceptance Agreement (Tranche C Term             *
          Loan) dated as of April 24, 2002 is made between Bank of
          America, N.A. and each of the parties listed on Annex I
          hereto.
  12.1    Statement of Computation of Ratio of Earnings to Fixed                --
          Charges
  21.1    Subsidiaries of Dura Automotive Systems, Inc                          --
  23.1    Consent of Deloitte and Touche LLP filed herewith                     --
  99.1    Certification Pursuant to 18 U.S.C. Section 1350, As Adopted          --
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2    Certification Pursuant to 18 U.S.C. Section 1350, As Adopted          --
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 * Incorporated by reference.

** Indicates compensatory arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DURA AUTOMOTIVE SYSTEMS, INC.

                                          By /s/ SCOTT D. RUED
                                            ------------------------------------
                                            Scott D. Rued
                                            Chairman

Date: March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                TITLE                        DATE
             ---------                                -----                        ----



         /s/ SCOTT D. RUED             Chairman and Director                  March 27, 2003
------------------------------------
           Scott D. Rued




       /s/ LAWRENCE A. DENTON          President, Chief Executive Officer     March 27, 2003
------------------------------------   (Principal Executive Officer) and
         Lawrence A. Denton            Director




        /s/ KARL F. STORRIE            Vice Chairman and Director             March 27, 2003
------------------------------------
          Karl F. Storrie




     /s/ ROBERT E. BROOKER, JR.        Director                               March 27, 2003
------------------------------------
       Robert E. Brooker, Jr.




        /s/ JACK K. EDWARDS            Director                               March 27, 2003
------------------------------------
          Jack K. Edwards




   /s/ JAMES O. FUTTERKNECHT, JR.      Director                               March 27, 2003
------------------------------------
     James O. Futterknecht, Jr.




          /s/ S.A. JOHNSON             Director                               March 27, 2003
------------------------------------
            S.A. Johnson




        /s/ J. RICHARD JONES           Director                               March 27, 2003
------------------------------------
          J. Richard Jones




         /s/ ERIC J. ROSEN             Director                               March 27, 2003
------------------------------------
           Eric J. Rosen




     /s/ RALPH R. WHITNEY, JR.         Director                               March 27, 2003
------------------------------------
       Ralph R. Whitney, Jr.




         /s/ DAVID R. BOVEE            Vice President and Chief Financial     March 27, 2003
------------------------------------   Officer (Principal Accounting
           David R. Bovee              Officer)

                                 CERTIFICATION

I, Lawrence A. Denton, certify that:

     1. I have reviewed this annual report on Form 10-K of Dura Automotive Systems, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LAWRENCE A. DENTON
--------------------------------------
Lawrence A. Denton
President, Chief Executive Officer and
Director

March 27, 2003

                                 CERTIFICATION

I, David R. Bovee, certify that:

     1. I have reviewed this annual report on Form 10-K of Dura Automotive Systems, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID R. BOVEE
--------------------------------------
David R. Bovee
Vice President and Chief Financial
Officer

March 27, 2003

                         DURA AUTOMOTIVE SYSTEMS, INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            EXHIBIT NAME
-------                           ------------
10.20     Fifth Amendment to Amended and Restated Credit Agreement
          dated as of December 30, 2002 among Dura Automotive Systems,
          Inc., as Parent Guarantor, Dura Operating Corp., Dura
          Holding Germany GmbH, Dura Automotive Systems (Canada),
          Ltd., Trident Automotive Limited, Dura Automotive Systems
          Limited, Spicebright Limited, Dura Automotive Systems Cable
          Operations Inc., Moblan Investments B.V., Dura Automotive
          Acquisition Limited, Dura Automotive Holding GmbH & Co. KG,
          Dura Automotive Systemes Europe S.A.; JPMorgan Chase Bank,
          as Syndication Agent; Bank of America, N.A., acting through its Canada Branch (as assignee of Bank of America Canada), as Canadian Lender; Bank of America, N.A., as Swing Line
          Lender, as Issuing Lender and as agent for the Lenders
12.1      Statement of Computation of Ratio of Earnings to Fixed
          Charges.
21.1      Subsidiaries of Dura Automotive Systems, Inc.
23.1      Consent of Deloitte and Touche LLP filed herewith.
99.1      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.