Form 10-Q
period 2003-03-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2003-05-08
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)
           2791 RESEARCH DRIVE                              48309
        ROCHESTER HILLS, MICHIGAN                        (Zip Code)
(Address of principal executive offices)

                                 (248) 299-7500
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at May 1, 2003 was 16,538,169 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at May 1, 2003 was 1,761,150 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                  Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2003 and 2002 (unaudited)

                  Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002

                  Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 and 2002 (unaudited)

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


SIGNATURES

CERTIFICATIONS

ITEM 1: FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS - UNAUDITED)



                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                         2003         2002
                                                                       ---------    ---------
Revenues                                                               $ 592,805    $ 583,858
Cost of sales                                                            516,376      504,426
                                                                       ---------    ---------
  Gross profit                                                            76,429       79,432

Selling, general and administrative expenses                              38,535       33,015
Facility consolidation and other charges                                     266            -
Amortization expense                                                          70          324
                                                                       ---------    ---------
  Operating income                                                        37,558       46,093

Interest expense, net                                                     20,686       22,468
                                                                       ---------    ---------
  Income from continuing operations before provision for
     income taxes and minority interest                                   16,872       23,625

Provision for income taxes                                                 6,074        7,366
Minority interest - dividends on trust preferred securities, net             663          642
                                                                       ---------    ---------
  Income from continuing operations                                       10,135       15,617

Loss from discontinued operations, including gain on disposal
   of $899 in 2003                                                          (978)      (4,393)
                                                                       ---------    ---------
  Income before accounting change                                          9,157       11,224

Cumulative effect of change in accounting, net                                 -     (205,192)
                                                                       ---------    ---------
  Net income (loss)                                                    $   9,157    $(193,968)
                                                                       =========    =========

Basic earnings (loss) per share:
 Income from continuing operations                                     $    0.55    $    0.88
 Discontinued operations                                                   (0.05)       (0.25)
 Cumulative effect of change in accounting                                     -       (11.52)
                                                                       ---------    ---------
  Net income (loss)                                                    $    0.50    $  (10.89)
                                                                       =========    =========

Basic shares outstanding                                                  18,259       17,814

Diluted earnings (loss) per share:
 Income from continuing operations                                     $    0.55    $    0.83
 Discontinued operations                                                   (0.05)       (0.22)
 Cumulative effect of change in accounting                                     -       (10.52)
                                                                       ---------    ---------
  Net income (loss)                                                    $    0.50    $   (9.91)
                                                                       =========    =========

Diluted shares outstanding                                                19,658       19,499




         The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                 March 31,     December 31,
                          Assets                                   2003           2002
------------------------------------------------------------    -----------    -----------
                                                                (unaudited)
Current assets:
 Cash and cash equivalents                                      $   178,053    $   143,237
 Accounts receivable, net                                           298,290        245,615
 Inventories                                                        114,370        114,573
 Current portion of derivative instruments                           14,485         15,825
 Other current assets                                                98,977        103,875
 Current assets of discontinued operations                                -         32,041
                                                                -----------    -----------
  Total current assets                                              704,175        655,166
                                                                -----------    -----------

Property, plant and equipment, net                                  439,441        444,479
Goodwill, net                                                       774,640        774,983
Noncurrent portion of derivative instruments                         19,489         14,698
Deferred income taxes and other assets, net                          46,973         47,607
                                                                -----------    -----------
                                                                $ 1,984,718    $ 1,936,933
                                                                ===========    ===========

         Liabilities and Stockholders' Investment
------------------------------------------------------------
Current liabilities:
 Accounts payable                                               $   255,557    $   216,045
 Accrued liabilities                                                219,164        193,973
 Current maturities of long-term debt                                 5,216          7,154
 Current liabilities of discontinued operations                           -         25,931
                                                                -----------    -----------
  Total current liabilities                                         479,937        443,103
                                                                -----------    -----------

Long-term debt, net of current maturities                         1,105,102      1,099,577
Other noncurrent liabilities                                        134,498        134,201

Mandatorily redeemable convertible trust preferred securities        55,250         55,250
                                                                -----------    -----------

Stockholders' investment:
 Common stock - Class A                                                 165            165
 Common stock - Class B                                                  18             17
 Additional paid-in capital                                         347,405        347,065
 Treasury stock                                                      (2,142)        (1,974)
 Retained earnings                                                 (118,246)      (127,403)
 Accumulated other comprehensive loss                               (17,269)       (13,068)
                                                                -----------    -----------
  Total stockholders' investment                                    209,931        204,802
                                                                -----------    -----------
                                                                $ 1,984,718    $ 1,936,933
                                                                ===========    ===========



         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)



                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                     2003         2002
                                                                   ---------    ---------
OPERATING ACTIVITIES:
 Income from continuing operations                                 $  10,135    $  15,617
 Adjustments to reconcile income from continuing
  operations to net cash provided by operating activities -
   Depreciation and amortization                                      19,329       16,962
   Deferred income taxes                                                   6          256
   Changes in other operating items                                   16,881       24,514
                                                                   ---------    ---------

   Net cash provided by operating activities                          46,351       57,349
                                                                   ---------    ---------

INVESTING ACTIVITIES:
 Net proceeds from disposition of businesses                               -       32,496
 Capital expenditures, net                                            (9,231)     (13,526)
                                                                   ---------    ---------

   Net cash (used in) provided by investing activities                (9,231)      18,970
                                                                   ---------    ---------

FINANCING ACTIVITIES:
 Repayments of revolving credit facilities                                 -      (62,324)
 Long-term borrowings                                                  1,547        6,270
 Repayments of long-term borrowings                                   (3,692)     (12,839)
 Proceeds from issuance of common stock and
  exercise of stock options                                              340          934
 Other, net                                                             (168)         239
                                                                   ---------    ---------

   Net cash used in financing activities                              (1,973)     (67,720)
                                                                   ---------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (7,419)      (1,316)
                                                                   ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM
 CONTINUING OPERATIONS                                                27,728        7,283

NET CASH FLOW FROM DISCONTINUED OPERATIONS                             7,088        1,416

CASH AND CASH EQUIVALENTS:
 Beginning of period                                                 143,237       32,289
                                                                   ---------    ---------

 End of period                                                     $ 178,053    $  40,988
                                                                   =========    =========

SUPPLEMENTAL DISCLOSURE:
 Cash paid for interest                                            $   2,598    $   8,867
 Cash paid for income taxes                                        $   1,803    $   3,869


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

     We have prepared the condensed consolidated financial statements of Dura, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2002.

     Revenues and operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                  March 31,   December 31,
                    2003          2002
                  --------      --------
Raw materials     $ 59,731      $ 62,016
Work-in-process     25,604        22,225
Finished goods      29,035        30,332
                  --------      --------
                  $114,370      $114,573
                  ========      ========


3.   STOCKHOLDERS' INVESTMENT

Earnings (Loss) Per Share

     Basic earnings (loss) per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, an entity that reports a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change in a period shall use income from continuing operations, adjusted for preferred dividends, as the control number in determining whether those potential common shares are dilutive or antidilutive. As a result, diluted earnings (loss) per share, and all other diluted per share amounts presented, were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless if those amounts were antidilutive to their respective basic per share amounts, as follows (in thousands, except share and per share amounts):

                                                        Three months
                                                       ended March 31,
                                                    ---------------------
                                                      2003        2002
                                                    ---------   ---------
Net income (loss)                                   $   9,157   $(193,968)
Interest expense on mandatorily redeemable
   convertible preferred securities, net of tax           663         642
                                                    ---------   ---------
Net income (loss) applicable to common
   stockholders - diluted                           $   9,820   $(193,326)
                                                    =========   =========

Weighted average number of Class A
   common shares outstanding                           16,498      14,770
Weighted average number of Class B
   common shares outstanding                            1,761       3,044
                                                    ---------   ---------
                                                       18,259      17,814
Dilutive effect of outstanding stock options
   after application of the treasury stock method         110         396
Dilutive effect of mandatorily redeemable
   convertible preferred securities, assuming
   conversion                                           1,289       1,289
                                                    ---------   ---------
Diluted shares outstanding                             19,658      19,499
                                                    =========   =========

Basic earnings (loss) per share                     $    0.50   $  (10.89)
                                                    =========   =========

Diluted earnings (loss) per share                   $    0.50   $   (9.91)
                                                    =========   =========


Stock-Based Compensation Plans

     Dura has elected to continue accounting for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized during the quarters ended March 31, 2003 and 2002, as the exercise prices of all options are equal to the market value of Dura's stock on the grant date. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation", Dura's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows (in thousands, except per share amounts):

                                                  Three months ended
                                                      March 31,
                                                 --------------------
                                                   2003        2002
                                                 --------    --------


Net income (loss)
  As Reported - Basic                            $  9,157  $(193,968)
  Pro Forma                                      $  8,277  $(194,734)
  As Reported - Diluted                          $  9,820  $(193,326)
  Pro Forma                                      $  8,940  $(194,092)
Basic earnings (loss) per share
  As Reported                                    $   0.50  $  (10.89)
  Pro Forma                                      $   0.45  $  (10.93)
Diluted earnings (loss) per share
  As Reported                                    $   0.50  $   (9.91)
  Pro Forma                                      $   0.45  $   (9.95)


     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2003 and 2002. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 2.5 percent and 3.1 percent, expected life of four years and an average expected volatility of 82 percent and 81 percent for the quarters ended March 31, 2003 and 2002, respectively.


4.   DISCONTINUED OPERATIONS

     During the fourth quarter of 2002, Dura adopted a plan to divest its Mechanical Assemblies Europe business, as it believed this business would not assist Dura in reaching its strategic growth and profitability targets for the future. The Mechanical Assemblies Europe business generated annualized revenues of approximately $111.9 million from facilities in Grenoble and Boynes, France; and Woodley, Nottingham and Stourport, UK. In March 2003, Dura completed the divestiture of its Mechanical Assemblies Europe business to Magal Engineering and members of the local management group, located in Woodley, England.

     The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the consolidated statements of operations, and prior periods have been recast to present Mechanical Assemblies Europe as a discontinued operation in all periods presented.

     In conjunction with that decision, Dura recorded a loss from the European Mechanical Assemblies business of approximately $107.4 million in the fourth quarter of 2002, of which approximately $15.0 million will be paid for in cash. Including the previously disclosed and reported divestiture of the Steering Gear product line in the second quarter of 2002 and the European pedal product line in the third quarter of 2002, the total loss from discontinued operations for the year ended December 31, 2002 was $126.6 million, on which no tax benefit was recorded. These losses related primarily to asset write-downs of $53.3 million, contractual commitments and transaction related costs of $15.0 million, and year-to-date operating losses of $58.3 million. The operating losses included a pension settlement charge of $18.1 million and facility consolidation costs related to the Steering and Pedal product line disposals completed in the second and third quarter of 2002 of $19.2 million and $2.4 million, respectively.

     During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter.

     At March 31, 2003, Dura had reserves related to the divestiture of the European Mechanical Assemblies business of $17.4 million, including estimated severance, facility consolidation and other contractual commitments. The severance payments are anticipated to be complete by December 31, 2003. The contractual commitments related to the facilities retained by Dura, principally lease costs, are anticipated to be completed in 2021.

     Net assets of discontinued operations include the following (in thousands):

                                                               December 31,
                                                                   2002
Assets:
  Cash, accounts receivable and inventories                       $ 31,457
  Notes receivable, prepaids and other assets                          584
Liabilities:
  Accounts payable                                                  21,808
  Accrued liabilities                                                4,123
                                                                  --------
Net assets of discontinued operations                                6,110
Less - Current portion asset                                        (6,110)
                                                                  --------
Noncurrent portion asset                                          $      -
                                                                  ========


     Summary operating results of the discontinued operations are as follows (in thousands):

                                                               Three months
                                                             ended March 31,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------
Revenues                                                 $ 14,992      $ 32,324
Cost of sales                                              16,053        35,408
                                                         --------      --------
  Gross loss                                               (1,061)       (3,084)
Selling, general and administrative expenses                  787         1,252
Amortization expense                                            -            72
                                                         --------      --------
  Operating loss                                           (1,848)       (4,408)
Interest expense, net                                          29            78
Benefit for income taxes                                        -           (93)
                                                         --------      --------
  Net loss from discontinued operations                  $ (1,877)     $ (4,393)
                                                         ========      ========


5.   FACILITY CONSOLIDATION AND OTHER CHARGES

Business Exits

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

Facility Consolidation

     During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to exit its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million. The charge related to the consolidation of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million during the first quarter of 2003. The charge related to the consolidation of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. Additionally, Dura made an adjustment to reverse previously recorded facility consolidation reserves of $0.3 million during the fourth quarter of 2002.

     Costs incurred and charged to the reserve related to the consolidation of these two facilities as of March 31, 2003 amounted to $0.3 million in severance related costs.

     The decision to exit the Livonia facility resulted in a reduction in the work force of approximately 20 salaried and 127 hourly employees, of which 3 salaried and 36 hourly have been let go as of March 31, 2003. These restructuring actions are anticipated to be complete by December 31, 2003.

     The decision to exit the Cauvigny facility will result in a reduction in the work force of approximately 208 salaried employees, none of which have been let go as of March 31, 2003. These restructuring actions are anticipated to be complete by December 31, 2003.

     During the third quarter of 2002, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been let go as of March 31, 2003. These restructuring actions are anticipated to be complete by September 30, 2003. Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. Costs incurred and charged to the reserve as of March 31, 2003 amounted to $0.5 million in severance related costs and $0.5 million in facility closure costs. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the March 31, 2003 consolidated statement of operations.

     Throughout 2000 and 2001 Dura has evaluated manufacturing capacity issues and opportunities for cost reduction given the reduced demand in the North America automotive and recreation vehicle markets and the available capacity within Dura's operations. As a result, beginning in the fourth quarter of 2000, Dura began to implement several actions including discontinuing operations in two North

American facilities, combining the Driver Control and Engineered Products divisions into one (Control Systems), and reducing and consolidating certain support activities to achieve an appropriate level of support personnel relative to remaining operations and future business requirements. These actions resulted in a fourth quarter 2000 restructuring charge of $6.8 million, including severance related payments of $6.2 million and facility consolidation costs of approximately $0.6 million. Additionally in 2000, Dura expensed as incurred equipment relocation costs of $0.8 million. In continuation of the actions taken in 2000, Dura recorded $2.4 million of additional restructuring charges in the first quarter and $2.0 million in the fourth quarter of 2001 relating to employee severance. Dura also expensed as incurred approximately $0.2 million of equipment relocation costs incurred during the first quarter of 2001. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the 2001 consolidated statements of operations.

     Costs incurred and charged to the reserves as of March 31, 2003 amounted to $11.1 million in severance related costs and $1.0 million in facility consolidation costs. During 2001 and 2002, additional adjustments were made of $0.1 million and $0.3 million, respectively, to decrease the reserve for employee severance as the actual costs incurred were less than originally estimated.

         The decision to exit the two facilities resulted in a reduction in the work force of approximately 52 salaried and 408 hourly employees, all of which have been let go as of March 31, 2003. Additionally, the decision to consolidate two divisions into one and to reduce support personnel to a level consistent with future business requirements resulted in a reduction of approximately 217 salaried employees, all of which have been let go as of March 31, 2003.

6.   ACQUISITION INTEGRATIONS

     Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of March 31, 2003, purchase liabilities recorded in conjunction with the acquisitions included approximately $12.3 million for costs associated with the shutdown and consolidation of certain acquired facilities and $3.6 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $0.7 million related to acquired facilities during the quarter ended March 31, 2003. The remaining employee terminations and facility consolidations were completed by the end of 2002 except for certain contractual obligations, principally facility lease obligations that extend beyond that date.

7.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                 March 31,           December 31,
                                                   2003                  2002
                                                -----------         -----------
Credit Agreement:
  Tranche C term loan                           $   149,250         $   149,250
Senior notes                                        350,000             350,000
Subordinated notes                                  558,857             556,632
Senior notes - derivative
  instrument adjustment                              33,974              30,523
Other                                                18,237              20,326
                                                -----------         -----------
                                                  1,110,318           1,106,731
Less - Current maturities                            (5,216)             (7,154)
                                                -----------         -----------
Total long-term debt                            $ 1,105,102         $ 1,099,577
                                                ===========         ===========

     In March 1999, Dura entered into an amended and restated $1.15 billion credit agreement (Credit Agreement). The Credit Agreement originally provided for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

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

     As of March 31, 2003, rates on borrowings under the Credit Agreement are based on LIBOR and were 3.81 percent. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of March 31, 2003. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of March 31, 2003, Dura had no borrowings outstanding under the revolver.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At March 31, 2003, Dura had $0.4 million outstanding under its overdraft facilities. At March 31, 2003, Dura had overdraft facilities available from banks of approximately $60.9 million.

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

8.   BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after

June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura adopted SFAS No. 142 effective January 1, 2002.

     Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to Dura's Control Systems and Other Operating Companies reporting units was lower than its book value, resulting in a transitional impairment charge of approximately $205.2 million, representing the write-off of 25 percent of the Control Systems reporting unit goodwill and 100 percent of the Other Operating Companies reporting unit goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle in Dura's consolidated statement of operations for the quarter ended March 31, 2002. There have been no changes in the carrying value of goodwill since December 31, 2002, other than fluctuations due to changes in foreign currency exchange rates.

9.   DERIVATIVES AND HEDGING ACTIVITIES

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

     Dura uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. Dura designates these contracts at their inception as cash flow hedges. At March 31, 2003, Dura had no outstanding forward exchange contracts.

     In April 2002, in connection with the Senior Notes offering, Dura entered into fixed to floating interest rate swaps (notional amount of $325.0 million) with various financial institutions. At their inception Dura designated these contracts as fair value hedges. At March 31, 2003, Dura's swap contracts outstanding had a fair value based upon market quotes of approximately $34.0 million and this amount is included in the consolidated balance sheet as of March 31, 2002.

10.  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Dura, comprehensive income (loss) represents net income
(loss) adjusted for foreign currency translation adjustments, minimum pension liability and the deferred gain/ loss on derivative instruments utilized to hedge Dura's interest and foreign exchange exposures. Comprehensive income
(loss) for the periods is as follows (in thousands):

                                                        Three months ended
                                                             March 31,
                                                   ----------------------------
                                                      2003               2002
                                                   ---------          ---------

Net income (loss)                                  $   9,157          $(193,968)
Other comprehensive income:
  Foreign currency
   translation adjustment                             (4,907)            (7,031)
  Minimum pension liability                              (27)                 -
  Derivative instruments                                 733                403
                                                   ---------          ---------
Comprehensive income (loss)                        $   4,956          $(200,596)
                                                   =========          =========



11.  LEGAL, ENVIRONMENTAL AND WARRANTY

     Dura is subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. For example, Dura faces an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. OEMs are increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which Dura supplies products to an OEM, an OEM may hold Dura responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. Dura's policy is to record reserves for legal, environmental and customer warranty costs on a case by case basis at the time it believes such amount is probable and estimable and to review these determinations on a quarterly basis, or more frequently, as additional information is obtained. Dura has established reserves for issues that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments. Dura determines its warranty reserve based on identified claims and the estimated ultimate projected claim cost. The final amounts determined to be due related to these matters could differ significantly from recorded estimates. Dura carries insurance for certain legal matters including product liability; however, it no longer carries insurance for warranty matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. The following presents a summary of Dura's legal, environmental and warranty position (in thousands):

        Balance at December 31, 2002               $ 35,066
          Reductions for payments made               (3,027)
          Additional reserves recorded                  531
          Changes in pre-existing reserves            1,629
                                                   --------
        Balance at March 31, 2003                  $ 34,199
                                                   ========


12.  NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of the new disclosure provisions of SFAS No. 148 (see Note 3) did not impact Dura's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on Dura's consolidated balance sheet or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. While the adoption did not impact Dura's current financial position or results of operations, should Dura initiate further exit or disposal activities in the future, Dura would be required to follow this new pronouncement.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30 "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for Dura beginning January 1, 2003. The adoption of this statement will result in a reclassification within results of operations related to the write-off of debt issuance costs during the second quarter of 2002 in connection with certain financing transactions.

13.  RELATED PARTY TRANSACTION

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

14.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     The following condensed consolidating financial information presents balance sheets, statements of operations and of cash flows related to Dura's business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of Dura and has fully and unconditionally guaranteed the 9% senior subordinated notes issued by Dura Operating Corp., on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

14.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
           CONDENSED CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                            DURA                         NON-
                                          OPERATING     GUARANTOR      GUARANTOR
                                            CORP.       COMPANIES      COMPANIES    ELIMINATIONS   CONSOLIDATED
                                         -----------   -----------    -----------   ------------   ------------

                  Assets
Current assets:
  Cash and cash equivalents              $    92,263   $     1,491    $    84,299    $         -    $   178,053
  Accounts receivable, net                    22,764        72,803        202,723              -        298,290
  Inventories                                 11,390        34,638         68,342              -        114,370
  Current portion of derivative
   instruments                                14,485             -              -              -         14,485
  Other current assets                        28,052        20,045         50,880              -         98,977
  Due from affiliates                        140,650        43,176          5,249       (189,075)             -
                                         -----------   -----------    -----------    -----------    -----------
    Total current assets                     309,604       172,153        411,493       (189,075)       704,175
                                         -----------   -----------    -----------    -----------    -----------
Property, plant and equipment, net            60,545       119,561        259,335              -        439,441
Investment in subsidiaries                   920,715        22,501         71,832     (1,015,048)             -
Notes receivable from affiliates             212,727       524,540         42,961       (780,228)             -
Goodwill, net                                421,835        81,332        271,473              -        774,640
Noncurrent portion of derivative
   instruments                                19,489             -              -              -         19,489
Other assets, net                             50,989        (3,905)          (111)             -         46,973
                                         -----------   -----------    -----------    -----------    -----------
    Total Assets                         $ 1,995,904   $   916,182    $ 1,056,983    $(1,984,351)   $ 1,984,718
                                         ===========   ===========    ===========    ===========    ===========

       Liabilities and Stockholders'
                Investment

Current liabilities:
  Accounts payable                       $    40,345   $    74,166    $   141,046    $         -    $   255,557
  Accrued liabilities                         83,960        29,073        106,131              -        219,164
  Current maturities of long-term debt         1,500            75          3,641              -          5,216
  Due to affiliates                           47,277       117,656         24,142       (189,075)             -
                                         -----------   -----------    -----------    -----------    -----------
    Total current liabilities                173,082       220,970        274,960       (189,075)       479,937
                                         -----------   -----------    -----------    -----------    -----------
Long-term debt, net of current
   maturities                                147,760            28         14,483              -        162,271
Senior notes                                 350,000             -              -              -        350,000
Subordinated notes                           558,857             -              -              -        558,857
Senior notes - derivative instrument
   adjustment                                 33,974             -              -              -         33,974
Other noncurrent liabilities                  64,005        12,627         57,866              -        134,498
Notes payable to affiliates                  402,381       142,793        235,054       (780,228)             -
                                         -----------   -----------    -----------    -----------    -----------
    Total liabilities                      1,730,059       376,418        582,363       (969,303)     1,719,537
                                         -----------   -----------    -----------    -----------    -----------
Mandatorily redeemable convertible
   trust preferred securities                 55,250             -              -              -         55,250
Stockholders' investment                     210,595       539,764        474,620     (1,015,048)       209,931
                                         -----------   -----------    -----------    -----------    -----------
    Total Liabilities and
      Stockholders' Investment           $ 1,995,904   $   916,182    $ 1,056,983    $(1,984,351)   $ 1,984,718
                                         ===========   ===========    ===========    ===========    ===========

14.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                        DURA                              NON-
                                                     OPERATING        GUARANTOR        GUARANTOR
                                                       CORP.          COMPANIES        COMPANIES     ELIMINATIONS     CONSOLIDATED
                                                     ---------        ---------        ---------     ------------     ------------

Revenues                                             $  85,252        $ 230,628        $ 290,180        $ (13,255)       $ 592,805
Cost of sales                                           79,639          193,818          256,174          (13,255)         516,376
                                                     ---------        ---------        ---------        ---------        ---------
   Gross profit                                          5,613           36,810           34,006                -           76,429

Selling, general and administrative
   expenses                                             15,827            7,086           15,622                -           38,535
Facility consolidation and other charges                   193               73                -                -              266
Amortization expense                                        59                2                9                -               70
                                                     ---------        ---------        ---------        ---------        ---------
   Operating income                                    (10,466)          29,649           18,375                -           37,558

Interest expense (income), net                          17,838              (28)           2,876                -           20,686
                                                     ---------        ---------        ---------        ---------        ---------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                                (28,304)          29,677           15,499                -           16,872

Provision (benefit) for income taxes                    (8,577)           9,570            5,081                -            6,074
Equity in (earnings) losses of affiliates, net         (28,335)               -             (907)          29,242                -
Minority interest - dividends on trust
   preferred securities, net                               663                -                -                -              663
Dividends (to) from affiliates                          (1,212)               -                -            1,212                -
                                                     ---------        ---------        ---------        ---------        ---------
   Income from continuing operations                     9,157           20,107           11,325          (30,454)          10,135

Loss from discontinued operations                            -                -             (978)               -             (978)
                                                     ---------        ---------        ---------        ---------        ---------
   Net income (loss)                                 $   9,157        $  20,107        $  10,347        $ (30,454)       $   9,157
                                                     =========        =========        =========        =========        =========

14.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
                              (AMOUNTS IN THOUSANDS

                                                     DURA                               NON-
                                                   OPERATING        GUARANTOR        GUARANTOR
                                                     CORP.          COMPANIES        COMPANIES     ELIMINATIONS     CONSOLIDATED
                                                   ---------        ---------        ---------     ------------     ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations           $   9,157        $  20,107        $  11,325        $ (30,454)       $  10,135
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by operating activities:
   Depreciation and amortization                       2,748            5,476           11,105                -           19,329
   Deferred income taxes                                (245)             245                6                -                6
   Equity in earnings of affiliates and
      minority interest                              (28,335)               -             (907)          29,242                -
   Changes in other operating items                   23,451            8,225          (14,795)               -           16,881
                                                   ---------        ---------        ---------        ---------        ---------
   Net cash provided by operating activities           6,776           34,053            6,734           (1,212)          46,351
                                                   ---------        ---------        ---------        ---------        ---------

INVESTING ACTIVITIES:
Capital expenditures, net                             (1,227)          (2,728)          (5,276)               -           (9,231)
                                                   ---------        ---------        ---------        ---------        ---------

FINANCING ACTIVITIES:
Long-term borrowings                                     271                -            1,276                -            1,547
Repayments of long-term borrowings                         -              (20)          (3,672)               -           (3,692)
Debt financing (to) from affiliates                    4,639          (29,113)          24,474                -                -
Proceeds from issuance of common stock
   and exercise of stock options                         340                -                -                -              340
Other, net                                              (168)               -                -                -             (168)
Dividends paid                                             -           (1,212)               -            1,212                -
                                                   ---------        ---------        ---------        ---------        ---------
   Net cash (used in) provided by financing
      activities                                       5,082          (30,345)          22,078            1,212           (1,973)

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                     1,954                -           (9,373)               -           (7,419)
                                                   ---------        ---------        ---------        ---------        ---------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                         12,585              980           14,163                -           27,728

NET CASH FLOW FROM
   DISCONTINUED OPERATIONS                                 -                -            7,088                -            7,088

CASH AND CASH EQUIVALENTS:
Beginning of period                                   79,678              511           63,048                -          143,237
                                                   ---------        ---------        ---------        ---------        ---------
End of period                                      $  92,263        $   1,491        $  84,299              $ -        $ 178,053
                                                   =========        =========        =========        =========        =========

14.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                         DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                DURA                                  NON-
                                              OPERATING         GUARANTOR          GUARANTOR
                                                CORP.           COMPANIES          COMPANIES        ELIMINATIONS       CONSOLIDATED
                                             -----------       -----------        -----------       ------------       ------------
                  Assets
Current assets:
  Cash and cash equivalents                  $    79,678       $       511        $    63,048        $         -        $   143,237
  Accounts receivable, net                        18,155            65,038            162,422                  -            245,615
  Inventories                                     12,378            37,705             64,490                  -            114,573
  Current portion of derivative
     instruments                                  15,825                 -                  -                  -             15,825
  Other current assets                            31,335            19,579             52,961                  -            103,875
  Current assets of discontinued
     operations                                        -                 -             32,041                  -             32,041
  Due from affiliates                            138,066            43,052              3,870           (184,988)                 -
                                             -----------       -----------        -----------        -----------        -----------
     Total current assets                        295,437           165,885            378,832           (184,988)           655,166
                                             -----------       -----------        -----------        -----------        -----------
Property, plant and equipment, net                62,024           122,827            259,628                  -            444,479
Investment in subsidiaries                       839,678            22,501             70,925           (933,104)                 -
Notes receivable from affiliates                 251,329           516,734             42,961           (811,024)                 -
Goodwill, net                                    421,835            81,332            271,816                  -            774,983
Noncurrent portion of derivative
   instruments                                    14,698                 -                  -                  -             14,698
Other assets, net                                 53,343            (3,903)            (1,833)                 -             47,607
                                             -----------       -----------        -----------        -----------        -----------
     Total Assets                            $ 1,938,344       $   905,376        $ 1,022,329        $(1,929,116)       $ 1,936,933
                                             ===========       ===========        ===========        ===========        ===========

       Liabilities and Stockholders'
                Investment

Current liabilities:
  Accounts payable                           $    37,511       $    65,413        $   113,121        $         -        $   216,045
  Accrued liabilities                             59,473            24,712            109,788                  -            193,973
  Current maturities of long-term debt             1,500                84              5,570                  -              7,154
  Current liabilities of discontinued
     operations                                        -                 -             25,931                  -             25,931
  Due to affiliates                               46,495           107,641             30,852           (184,988)                 -
                                             -----------       -----------        -----------        -----------        -----------
     Total current liabilities                   144,979           197,850            285,262           (184,988)           443,103
                                             -----------       -----------        -----------        -----------        -----------
Long-term debt, net of current
   maturities                                    147,760                39             14,623                  -            162,422
Senior notes                                     350,000                 -                  -                  -            350,000
Subordinated notes                               556,632                 -                  -                  -            556,632
Senior notes - derivative instrument
   adjustment                                     30,523                 -                  -                  -             30,523
Other noncurrent liabilities                      64,119            12,939             57,143                  -            134,201
Notes payable to affiliates                      384,020           175,109            251,895           (811,024)                 -
                                             -----------       -----------        -----------        -----------        -----------
     Total liabilities                         1,678,033           385,937            608,923           (996,012)         1,676,881
                                             -----------       -----------        -----------        -----------        -----------
Mandatorily redeemable convertible
   trust preferred securities                     55,250                 -                  -                  -             55,250
Stockholders' investment                         205,061           519,439            413,406           (933,104)           204,802
                                             -----------       -----------        -----------        -----------        -----------
     Total Liabilities and
       Stockholders' Investment              $ 1,938,344       $   905,376        $ 1,022,329        $(1,929,116)       $ 1,936,933
                                             ===========       ===========        ===========        ===========        ===========

14.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                    DURA                              NON-
                                                  OPERATING        GUARANTOR        GUARANTOR
                                                    CORP.          COMPANIES        COMPANIES     ELIMINATIONS     CONSOLIDATED
                                                  ---------        ---------        ---------     ------------     ------------

Revenues                                          $  93,166        $ 275,434        $ 228,982        $ (13,724)       $ 583,858
Cost of sales                                        89,519          226,600          202,031          (13,724)         504,426
                                                  ---------        ---------        ---------        ---------        ---------
   Gross profit                                       3,647           48,834           26,951                -           79,432

Selling, general and administrative
   expenses                                          13,012            6,434           13,569                -           33,015
Amortization expense                                    290                2               32                -              324
                                                  ---------        ---------        ---------        ---------        ---------
   Operating income (loss)                           (9,655)          42,398           13,350                -           46,093

Interest expense (income), net                       14,103              (22)           8,387                -           22,468
                                                  ---------        ---------        ---------        ---------        ---------
  Income (loss) from continuing operations
    before provision for income taxes and
    minority interest                               (23,758)          42,420            4,963                -           23,625

Provision for income taxes                            1,142            5,735              489                -            7,366
Equity in earnings of affiliates, net                (9,884)               -           (1,142)          11,026                -
Minority interest - dividends on trust
   preferred securities, net                            642                -                -                -              642
Dividends from affiliates                            (1,010)               -                -            1,010                -
                                                  ---------        ---------        ---------        ---------        ---------
   Income (loss) from continuing operations         (14,648)          36,685            5,616          (12,036)          15,617

Loss from discontinued operations                         -                -           (4,393)               -           (4,393)
                                                  ---------        ---------        ---------        ---------        ---------
   Income (loss) before accounting change           (14,648)          36,685            1,223          (12,036)          11,224

Cumulative effect of change in accounting,
   net                                                    -                -         (205,192)               -         (205,192)
                                                  ---------        ---------        ---------        ---------        ---------
      Net income (loss)                           $ (14,648)       $  36,685        $(203,969)       $ (12,036)       $(193,968)
                                                  =========        =========        =========        =========        =========

14.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                    DURA                               NON-
                                                  OPERATING        GUARANTOR        GUARANTOR
                                                    CORP.          COMPANIES        COMPANIES     ELIMINATIONS     CONSOLIDATED
                                                  ---------        ---------        ---------     ------------     ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations          $ (14,648)       $  36,685        $   5,616        $ (12,036)       $  15,617
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by operating activities:
   Depreciation and amortization                      3,587            5,688            7,687                -           16,962
   Deferred income taxes                                554            3,876           (4,174)               -              256
   Equity in earnings of affiliates and
      minority interest                              (9,884)               -           (1,142)          11,026                -
   Changes in other operating items                 145,680           47,883         (169,049)               -           24,514
                                                  ---------        ---------        ---------        ---------        ---------
   Net cash provided by (used in) operating
      activities                                    125,289           94,132         (161,062)          (1,010)          57,349
                                                  ---------        ---------        ---------        ---------        ---------

INVESTING ACTIVITIES:
Net proceeds from disposition of businesses          32,496                -                -                -           32,496
Capital expenditures, net                            (1,987)          (2,653)          (8,886)               -          (13,526)
                                                  ---------        ---------        ---------        ---------        ---------
   Net cash provided by (used in) investing
      activities                                     30,509           (2,653)          (8,886)               -           18,970
                                                  ---------        ---------        ---------        ---------        ---------

FINANCING ACTIVITIES:
Repayments of revolving credit facilities           (59,267)               -           (3,057)               -          (62,324)
Long-term borrowings                                    271                -            5,999                -            6,270
Repayments of long-term borrowings                   (9,138)             (28)          (3,673)               -          (12,839)
Debt financing (to) from affiliates                 (67,116)         (90,906)         158,022                -                -
Proceeds from issuance of common stock
   and exercise of stock options                        934                -                -                -              934
Other, net                                              239                -                -                -              239
Dividends paid                                            -           (1,010)               -            1,010                -
                                                  ---------        ---------        ---------        ---------        ---------
   Net cash (used in) provided by financing
      activities                                   (134,077)         (91,944)         157,291            1,010          (67,720)

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                   (4,099)               -            2,783                -           (1,316)
                                                  ---------        ---------        ---------        ---------        ---------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                        17,622             (465)          (9,874)               -            7,283

NET CASH FLOW FROM
   DISCONTINUED OPERATIONS                                -                -            1,416                -            1,416

CASH AND CASH EQUIVALENTS:
Beginning of period                                  10,661            1,889           19,739                -           32,289
                                                  ---------        ---------        ---------        ---------        ---------
End of period                                     $  28,283        $   1,424        $  11,281        $       -        $  40,988
                                                  =========        =========        =========        =========        =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     North American automotive production volumes were up slightly during the first quarter of 2003 due to the continued success of incentives by the OEMs. European automotive production volumes, however, continued to weaken and the recreation vehicle market was also down versus prior year.

RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2002.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

     Revenues - Revenues for the three months ended March 31, 2003 were $592.8 million, an increase of $8.9 million, or 1.5%, from $583.9 million for the three months ended March 31, 2002. Factors that favorably impacted sales included the strengthening of the European currencies in relation to the US dollar as well as slightly increased volumes in the North American automotive market and net new business in Dura's core products. Offsetting these favorable items were a decrease in sales related to the run-out of Dura's conventional window regulator business along with the continued weaknesses in the European automotive and the recreation vehicle markets.

     Cost of Sales - Cost of sales for the three months ended March 31, 2003 were $516.4 million, an increase of $12.0 million, or 2.4%, from $504.4 million for the three months ended March 31, 2002. Cost of sales as a percentage of revenues for the first quarter of 2003 increased to 87.1% for 2003 compared to 86.4% in the first quarter of 2002. The increase is primarily the result of a change in the revenue mix between regions, as the European region represented a greater percentage of Dura's revenue in the first quarter of 2003 than in the first quarter of 2002. Also contributing to the increase was the weakness in the recreation vehicle market.

     Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended March 31, 2003 were $38.5 million, an increase of $5.5 million, or 16.7%, from $33.0 million for the three months ended March 31, 2002. As a percentage of revenue, selling, general and administrative expenses increased to 6.5% for 2003 compared to 5.7% in the first quarter of 2002. The increase in cost is primarily the result of the impact of increased employee benefit costs, higher insurance premiums and foreign exchange in the first quarter of 2003. Dura's goal is to reallocate certain of the selling, general and administrative expenses to further support organic growth while obtaining a 6.0% expense as a percentage of revenue.

     Facility Consolidation and Other Charges - During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to exit its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million. The charge related to the consolidation of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million during the first quarter of 2003. The charge related to the consolidation of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. Additionally, Dura made an adjustment to reverse previously recorded facility consolidation reserves of $0.3 million during the fourth quarter of 2002.

     During the third quarter of 2002, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been let go as of March 31, 2003. These restructuring actions are anticipated to be complete by September 30, 2003. Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the consolidated statements of operations.

     Amortization Expense - Amortization expense for the three months ended March 31, 2003, was $0.1 million, which is basically flat compared to $0.3 million for the three months ended March 31, 2002.

     Interest Expense - Interest expense for the three months ended March 31, 2003 was $20.7 million, a decrease of $1.8 million, or 8.0%, from $22.5 million for the three months ended March 31, 2002. The decrease in interest expense is due to lower average interest rates on LIBOR based borrowings in the first quarter of 2003.

     Income Taxes - The effective income tax rate was 36.0% for the three months ended March 31, 2003 and 31.2% for the three months ended March 31, 2002. The increase in the effective tax rate relates primarily to differences in the earnings composition by country from quarter to quarter. The overall effective rates differed from statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and the provision of a valuation allowance on certain losses in foreign jurisdictions.

     Minority Interest - Minority interest for the three months ended March 31, 2003 and March 31, 2002 represents dividends, net of income tax benefits, on the 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

     Discontinued Operations - During the fourth quarter of 2002, Dura adopted a plan to divest its Mechanical Assemblies Europe business, as it believed this business would not assist Dura in reaching its strategic growth and profitability targets for the future. The Mechanical Assemblies Europe business generated annualized revenues of approximately $111.9 million from facilities in Grenoble and Boynes, France; and Woodley, Nottingham and Stourport, UK. In March 2003, Dura completed the divestiture of its Mechanical Assemblies Europe business to Magal Engineering and members of the local management group, located in Woodley, England.

     The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144. The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the consolidated statements of operations, and prior periods have been recast to present Mechanical Assemblies Europe as a discontinued operation in all periods presented.

     During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter.

     Adoption of SFAS No. 141 and 142 - In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura adopted SFAS No. 142 effective January 1, 2002.

     Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to Dura's Control Systems and Other Operating Companies reporting units was lower than its book value, resulting in a transitional impairment charge of approximately $205.2 million, representing the write-off of 25 percent of the Control Systems reporting unit goodwill and 100 percent of the Other Operating Companies reporting unit goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle in Dura's consolidated statement of operations for the quarter ended March 31, 2002. There have been no changes in the carrying value of goodwill since December 31, 2002, other than fluctuations due to changes in foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

     During the first three months of 2003, Dura provided cash from operations of $46.4 million, compared to $57.3 million in 2002. Cash generated from operations before changes in working capital items was $29.5 million for the first three months of 2003 compared to $32.8 million for 2002. Working capital generated cash of $16.9 million in the first three months of 2003 compared to $24.5 million in 2002. This reduction in cash generated from working capital is primarily the result of the strengthening of the European currencies in relation to the US dollar.

     Net cash used in investing activities was $9.2 million for the first three months of 2003 compared to $19.0 million provided in 2002. Net capital expenditures totaled $9.2 million for the first three months of 2003. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $13.5 million and net proceeds from disposition of the Plastic Products business of $32.5 million in 2002.

     Net cash used in financing activities totaled $2.0 million for the first three months of 2003 compared to $67.7 million in 2002, principally for the repayment of outstanding indebtedness.

     In March 1999, Dura entered into an amended and restated $1.15 billion credit agreement (Credit Agreement). The Credit Agreement originally provided for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

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

     As of March 31, 2003, rates on borrowings under the Credit Agreement are based on LIBOR and were 3.81 percent. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in

April 1999. The Credit Agreement contains various restrictive covenants, which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of March 31, 2003. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of March 31, 2003, Dura had no borrowings outstanding under the revolver.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At March 31, 2003, Dura had $0.4 million outstanding under its overdraft facilities. At March 31, 2003, Dura had overdraft facilities available from banks of approximately $60.9 million. Dura believes the borrowing availability under its credit agreement, uncommitted overdraft facilities and funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2003 capital expenditures will be approximately $70.0 million.

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

     Dura is limited as to its ability to declare or make certain dividend payments or other distributions of assets under its Credit Agreement and indentures. Certain distributions are permitted including a company stock purchase program, tax sharing arrangements and distributions as required under Dura's Preferred Securities.

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

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of Dura's revenues during the three months ended March 31, 2003 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

     A significant portion of Dura's assets at March 31, 2003 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

     Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currencies and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of the new disclosure provisions of SFAS No. 148 did not impact Dura's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on Dura's consolidated balance sheet or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. While the adoption did not impact Dura's current financial position or results of operations, should Dura initiate further exit or disposal activities in the future, Dura would be required to follow this new pronouncement.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30 "Reporting Results of Operations." This statement also requires sales-leaseback accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for Dura beginning January 1, 2003. The adoption of this statement will result in a reclassification within results of operations related to the write-off of debt issuance costs during the second quarter of 2002 in connection with certain financing transactions.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In April 2002, in connection with the Senior Note offering, Dura entered into fixed to floating interest rate swaps (notional amount of $325.0 million) with various financial institutions. Dura designated these contracts at their inception as fair value hedges. At March 31, 2003, Dura's swap contracts outstanding had a fair value based upon market quotes of approximately $34.0 million and this amount is included in long term debt in the accompanying March 31, 2003 condensed consolidated balance sheet.

     There have been no other material changes to our exposures to market risk since December 31, 2002.

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

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 1.  Legal Proceedings:

         Other than as reported in Dura's 2002 Annual Report on Form 10-K under the caption "Legal Proceedings," Dura is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business of Dura.

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

                                    DURA AUTOMOTIVE SYSTEMS, INC.


Date:  May 7, 2003                  By /s/ David R. Bovee
                                       ------------------
                                         David R. Bovee
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)

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


/s/ Lawrence A. Denton
----------------------
Lawrence A. Denton
President, Chief Executive Officer and Director
May 7, 2003

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


/s/ David R. Bovee
------------------
David R. Bovee
Vice President and Chief Financial Officer
May 7, 2003

                                 EXHIBIT INDEX




EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002