Form 10-Q
period 2003-06-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2003-08-13
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

             Yes [X]                                 No [ ]

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at August 1, 2003 was 16,591,340 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at August 1, 2003 was 1,761,150 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operations for the
                    Three Months Ended June 30, 2003 and 2002 (unaudited)

                    Condensed Consolidated Statements of Operations for the Six
                    Months Ended June 30, 2003 and 2002 (unaudited)

                    Condensed Consolidated Balance Sheets at June 30, 2003
                    (unaudited) and December 31, 2002

                    Condensed Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2003 and 2002 (unaudited)

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

CERTIFICATIONS

ITEM 1: FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                   Three Months Ended June 30,
                                                                   ---------------------------
                                                                      2003             2002
                                                                   ---------         ---------
Revenues                                                           $ 606,430         $ 638,383
Cost of sales                                                        528,172           544,893
                                                                   ---------         ---------
   Gross profit                                                       78,258            93,490

Selling, general and administrative expenses                          38,900            34,360
Facility consolidation and other charges                               1,758             1,863
Amortization expense                                                      71               219
                                                                   ---------         ---------
   Operating income                                                   37,529            57,048

Interest expense, net                                                 20,688            20,952
Loss on early extinguishment of debt                                       -             5,520
                                                                   ---------         ---------
   Income from continuing operations before provision for
     income taxes and minority interest                               16,841            30,576

Provision for income taxes                                             6,049            11,935
Minority interest - dividends on trust preferred securities, net         663               601
                                                                   ---------         ---------
   Income from continuing operations                                  10,129            18,040

Gain (loss) from discontinued operations, net                            711           (26,030)
                                                                   ---------         ---------
   Net income (loss)                                               $  10,840         $  (7,990)
                                                                   =========         =========

Basic earnings (loss) per share:
 Income from continuing operations                                 $    0.55         $    1.00
 Discontinued operations                                                0.04             (1.45)
                                                                   ---------         ---------
   Net income (loss)                                               $    0.59         $   (0.45)
                                                                   =========         =========

Basic shares outstanding                                              18,290            17,935
                                                                   =========         =========

Diluted earnings (loss) per share:
 Income from continuing operations                                 $    0.55         $    0.94
 Discontinued operations                                                0.03             (1.31)
                                                                   ---------         ---------
   Net income (loss)                                               $    0.58         $   (0.37)
                                                                   =========         =========

Diluted shares outstanding                                            19,691            19,913
                                                                   =========         =========

 The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                      2003          2002
                                                                   -----------   -----------
Revenues                                                           $ 1,199,235   $ 1,222,241
Cost of sales                                                        1,044,548     1,049,319
                                                                   -----------   -----------
   Gross profit                                                        154,687       172,922

Selling, general and administrative expenses                            77,435        67,375
Facility consolidation and other charges                                 2,024         1,863
Amortization expense                                                       141           543
                                                                   -----------   -----------
   Operating income                                                     75,087       103,141

Interest expense, net                                                   41,374        43,420
Loss on early extinguishment of debt                                         -         5,520
                                                                   -----------   -----------
   Income from continuing operations before provision for
     income taxes and minority interest                                 33,713        54,201

Provision for income taxes                                              12,123        19,301
Minority interest - dividends on trust preferred securities, net         1,326         1,243
                                                                   -----------   -----------
   Income from continuing operations                                    20,264        33,657

Loss from discontinued operations, net                                    (267)      (30,423)
                                                                   -----------   -----------
   Income before accounting change                                      19,997         3,234

Cumulative effect of change in accounting, net                               -      (205,192)
                                                                   -----------   -----------
   Net income (loss)                                               $    19,997   $  (201,958)
                                                                   ===========   ===========

Basic earnings (loss) per share:
 Income from continuing operations                                 $      1.11   $      1.88
 Discontinued operations                                                 (0.02)        (1.70)
 Cumulative effect of change in accounting                                   -        (11.48)
                                                                   -----------   -----------
   Net income (loss)                                               $      1.09   $    (11.30)
                                                                   ===========   ===========

Basic shares outstanding                                                18,275        17,875
                                                                   ===========   ===========
Diluted earnings (loss) per share:
 Income from continuing operations                                 $      1.09   $      1.77
 Discontinued operations                                                 (0.01)        (1.55)
 Cumulative effect of change in accounting                                   -        (10.41)
                                                                   -----------   -----------
   Net income (loss)                                               $      1.08   $    (10.19)
                                                                   ===========   ===========

Diluted shares outstanding                                              19,674        19,706
                                                                   ===========   ===========

   The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                 June 30,      December 31,
                                                                   2003           2002
                                                                -----------    ------------
                                                                (unaudited)
                                 Assets

Current assets:
   Cash and cash equivalents                                    $   162,968    $    143,237
   Accounts receivable, net                                         316,649         245,615
   Inventories                                                      120,968         114,573
   Current portion of derivative instruments                         15,000          15,825
   Other current assets                                             119,181         103,875
   Current assets of discontinued operations                              -          32,041
                                                                -----------    ------------
      Total current assets                                          734,766         655,166
                                                                -----------    ------------

Property, plant and equipment, net                                  448,775         444,479
Goodwill, net                                                       806,155         774,983
Noncurrent portion of derivative instruments                         22,712          14,698
Deferred income taxes and other assets, net                          45,431          47,607
                                                                -----------    ------------
                                                                $ 2,057,839    $  1,936,933
                                                                ===========    ============

                Liabilities and Stockholders' Investment

Current liabilities:
   Accounts payable                                             $   262,581    $    216,045
   Accrued liabilities                                              215,808         193,973
   Current maturities of long-term debt                               5,325           7,154
   Current liabilities of discontinued operations                         -          25,931
                                                                -----------    ------------
      Total current liabilities                                     483,714         443,103
                                                                -----------    ------------

Long-term debt, net of current maturities                         1,115,583       1,099,577
Other noncurrent liabilities                                        135,376         134,201

Mandatorily redeemable convertible trust preferred securities        55,250          55,250

Stockholders' investment:
   Common stock - Class A                                               165             165
   Common stock - Class B                                                18              17
   Additional paid-in capital                                       347,399         347,065
   Treasury stock                                                    (1,975)         (1,974)
   Retained deficit                                                (107,406)       (127,403)
   Accumulated other comprehensive income (loss)                     29,715         (13,068)
                                                                -----------    ------------
      Total stockholders' investment                                267,916         204,802
                                                                -----------    ------------
                                                                $ 2,057,839    $  1,936,933
                                                                ===========    ============

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                   2003            2002
                                                                ---------       ---------
OPERATING ACTIVITIES:
   Income from continuing operations                            $  20,264       $  33,657
   Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities -
      Depreciation and amortization                                37,543          34,191
      Deferred income taxes                                           227             844
      Changes in other operating items                            (22,342)         51,709
                                                                ---------       ---------

      Net cash provided by operating activities                    35,692         120,401
                                                                ---------       ---------

INVESTING ACTIVITIES:
   Net proceeds from disposition of businesses                          -          31,122
   Capital expenditures, net                                      (19,862)        (24,611)
                                                                ---------       ---------

      Net cash (used in) provided by investing activities         (19,862)          6,511
                                                                ---------       ---------

FINANCING ACTIVITIES:
   Repayments of revolving credit facilities                            -         (62,324)
   Long-term borrowings                                            15,505         165,039
   Repayments of long-term borrowings                             (19,480)       (466,665)
   Proceeds from issuance of senior notes                               -         350,000
   Debt issue costs                                                     -         (10,964)
   Proceeds from issuance of common stock and
    exercise of stock options                                         335           3,704
   Other, net                                                          (1)            239
                                                                ---------       ---------

      Net cash used in financing activities                        (3,641)        (20,971)
                                                                ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             1,700           5,697
                                                                ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                           13,889         111,638

NET CASH FLOW FROM DISCONTINUED OPERATIONS                          5,842         (19,748)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                            143,237          32,289
                                                                ---------       ---------

   End of period                                                $ 162,968       $ 124,179
                                                                =========       =========

SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                       $  39,193       $  39,812
   Cash paid for income taxes                                   $   6,800       $   6,555

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

     Revenues and operating results for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                  June 30,   December 31,
                    2003        2002
                  --------   ------------
Raw materials     $ 61,350   $     62,016
Work-in-process     29,070         22,225
Finished goods      30,548         30,332
                  --------   ------------
                  $120,968   $    114,573
                  ========   ============

3.   STOCKHOLDERS' INVESTMENT

Earnings (Loss) Per Share

     Basic earnings (loss) per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, an entity that reports a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change in a period shall use income from continuing operations, adjusted for preferred dividends, as the control number in determining whether those potential common shares are dilutive or antidilutive. As a result, diluted earnings (loss) per share, and all other diluted per share amounts presented, were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless if those amounts were antidilutive to their respective basic per share amounts, as follows (in thousands, except per share amounts):

                                                        Three months              Six months
                                                       ended June 30,            ended June 30,
                                                    ---------------------    ---------------------
                                                      2003        2002         2003        2002
                                                    ---------   ---------    ---------   ---------
Net income (loss)                                   $  10,840   $  (7,990)   $  19,997   $(201,958)
Interest expense on mandatorily redeemable
   convertible preferred securities, net of tax           663         601        1,326       1,243
                                                    ---------   ---------    ---------   ---------
Net income (loss) applicable to common
   stockholders - diluted                           $  11,503   $  (7,389)   $  21,323   $(200,715)
                                                    =========   =========    =========   =========

Weighted average number of Class A
   common shares outstanding                           16,529      15,717       16,514      15,244
Weighted average number of Class B
   common shares outstanding                            1,761       2,218        1,761       2,631
                                                    ---------   ---------    ---------   ---------
                                                       18,290      17,935       18,275      17,875
Dilutive effect of outstanding stock options
   after application of the treasury stock method         112         689          110         542
Dilutive effect of mandatorily redeemable
   convertible preferred securities, assuming
   conversion                                           1,289       1,289        1,289       1,289
                                                    ---------   ---------    ---------   ---------
Diluted shares outstanding                             19,691      19,913       19,674      19,706
                                                    =========   =========    =========   =========

Basic earnings (loss) per share                     $    0.59   $   (0.45)   $    1.09   $  (11.30)
                                                    =========   =========    =========   =========

Diluted earnings (loss) per share                   $    0.58   $   (0.37)   $    1.08   $  (10.19)
                                                    =========   =========    =========   =========

Stock-Based Compensation Plans

     Dura has elected to continue accounting for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized during the six months ended June 30, 2003 and 2002, as the exercise prices of all options are equal to the market value of Dura's stock on the grant date. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation", Dura's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows (in thousands, except per share amounts):

                                         Three months ended            Six months ended
                                             June 30,                      June 30,
                                      ------------------------    --------------------------
                                         2003         2002           2003           2002
                                      ---------    -----------    -----------    -----------
Net income (loss)
 As Reported - Basic                  $  10,840    $    (7,990)   $    19,997    $  (201,958)
 Pro Forma                            $   9,883    $    (8,838)   $    18,160    $  (203,572)
 As Reported - Diluted                $  11,503    $    (7,389)   $    21,323    $  (200,715)
 Pro Forma                            $  10,546    $    (8,237)   $    19,486    $  (202,329)
Basic earnings (loss) per share
 As Reported                          $    0.59    $     (0.45)   $      1.09    $    (11.30)
 Pro Forma                            $    0.54    $     (0.49)   $      0.99    $    (11.39)
Diluted earnings (loss) per share
 As Reported                          $    0.58    $     (0.37)   $      1.08    $    (10.19)
 Pro Forma                            $    0.54    $     (0.41)   $      0.99    $    (10.27)

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2003 and 2002. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 2.0 percent and 3.1 percent, expected life of four years and an average expected volatility of 85 percent and 81 percent for the quarters ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the following weighted average assumptions were used: risk-free interest rates of 2.5 percent and 3.1 percent, expected life of four years and an average expected volatility of 82 percent and 81 percent, respectively.

4.   ACQUISITIONS

     On June 19, 2003, Dura reached an agreement with Heywood Williams Group PLC (United Kingdom) to acquire its Creation Group, a premier designer and manufacturer of windows, doors and specialty products for the North American recreation vehicle, motor vehicle accessories and manufactured housing markets. The Creation Group, headquartered in Elkhart, Indiana, had 2002 revenues of $145 million, and has approximately 1,100 employees at 10 facilities in Indiana, Ohio and Pennsylvania. Financial terms of the deal included a purchase price of $57 million, subject to a working capital adjustment and an earn out provision of an additional $3 million if the acquired entity achieves certain financial targets. Dura used cash on hand to finance the transaction, which closed on July 23, 2003. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed will be recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. The pro forma effects of this transaction are not material to Dura's results of operations.

5.   DISCONTINUED OPERATIONS

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

     During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter. An additional net positive adjustment of $0.7 million was recorded during the second quarter from a more favorable settlement of retained liabilities than anticipated, resulting in a net loss from discontinued operations of approximately $0.3 million in the six months ended June 30, 2003.

     At June 30, 2003, Dura had reserves related to the divestiture of the European Mechanical Assemblies business of $18.5 million, including estimated severance, facility consolidation and other contractual commitments. The severance payments are anticipated to be complete by December 31, 2003. The contractual commitments related to the facilities retained by Dura, principally lease costs, are anticipated to be completed in 2021.

     Net assets of discontinued operations included the following (in thousands):

                                              December 31,
                                                  2002
                                              ------------
Assets:
 Cash, accounts receivable and inventories    $     31,457
 Notes receivable, prepaids and other assets           584
Liabilities:
 Accounts payable                                   21,808
 Accrued liabilities                                 4,123
                                              ------------
Net assets of discontinued operations                6,110
Less - Current portion asset                        (6,110)
                                              ------------
Noncurrent portion asset                      $          -
                                              ============

     Summary operating results of the discontinued operations are as follows (in thousands):

                                                               Three months                  Six months
                                                              ended June 30,                ended June 30,
                                                           ---------------------        -----------------------
                                                           2003          2002             2003           2002
                                                           -----       ---------        --------      ---------
Revenues                                                   $   -       $  28,900        $ 14,992      $  61,224
Cost of sales                                                  -          32,417          16,053         67,825
                                                           -----       ---------        --------      ---------
   Gross loss                                                  -          (3,517)         (1,061)        (6,601)
Selling, general and administrative expenses                   -           1,277             787          2,529
Facility consolidation and other charges                       -          19,225               -         19,225
Amortization expense                                           -              71               -            143
                                                           -----       ---------        --------      ---------
   Operating loss                                              -         (24,090)         (1,848)       (28,498)
Interest expense, net                                          -              21              29             99
Provision for income taxes                                     -           1,919               -          1,826
                                                           -----       ---------        --------      ---------
   Net loss from discontinued operations                   $   -       $ (26,030)       $ (1,877)     $ (30,423)
                                                           =====       =========        ========      =========

6.   FACILITY CONSOLIDATION AND OTHER CHARGES

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

Facility Consolidation

     During the second quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. The decision to close the Fulton facility resulted in a reduction in the work force of approximately 27 salaried and 277 hourly employees, of which 1 salaried and 28 hourly have been let go as of June 30, 2003. These restructuring actions are anticipated to be complete by June 30, 2004. Costs incurred and charged to the reserve as of June 30, 2003 amounted to $1.2 million in facility closure and other costs. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the June 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (see Note 13). Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of $6.4 million through the end of 2003, including severance of $1.3 million and facility closure and other costs of $5.1 million.

     During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to exit its Livonia, Michigan facility and its Cauvigny, France facilities. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million. The charge related to the consolidation of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million during the first quarter of 2003 and $0.3 million during the second quarter of 2003. The charge related to the consolidation of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. Additionally, Dura made an adjustment to reverse previously recorded facility consolidation reserves of $0.3 million during the fourth quarter of 2002.

     Costs incurred and charged to the reserve related to the consolidation of these two facilities as of June 30, 2003 amounted to $0.4 million in severance related costs.

     The decision to exit these two facilities resulted in a reduction in the work force of approximately 228 salaried and 127 hourly employees, of which 10 salaried and 88 hourly have been let go as of June 30, 2003. These restructuring actions are anticipated to be complete by December 31, 2003.

     During the third quarter of 2002, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been let go as of June 30, 2003. These restructuring actions are anticipated to be complete by September 30, 2003. Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. Costs incurred and charged to the reserve as of June 30, 2003 amounted to $0.5 million in severance related costs and $0.5 million in facility closure costs. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the June 30, 2003 consolidated statement of operations.

7.   ACQUISITION INTEGRATIONS

     Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of June 30, 2003, purchase liabilities recorded in conjunction with the acquisitions included approximately $12.0 million for costs associated with the shutdown and consolidation of certain acquired facilities and $2.7 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $0.5 million related to acquired facilities during the quarter ended June 30, 2003. The remaining employee terminations and facility consolidations were completed by the end of 2002 except for certain contractual obligations, principally facility lease obligations that extend beyond that date.

8.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                                     June 30,            December 31,
                                                       2003                  2002
                                                  ------------         --------------
Credit Agreement:
  Tranche C term loan                             $    148,875         $      149,250
Senior notes                                           350,000                350,000
Subordinated notes                                     566,370                556,632
Senior notes - derivative
 instrument adjustment                                  37,712                 30,523
Other                                                   17,951                 20,326
                                                  ------------         --------------
                                                     1,120,908              1,106,731
Less - Current maturities                               (5,325)                (7,154)
                                                  ------------         --------------
Total long-term debt                              $  1,115,583         $    1,099,577
                                                  ============         ==============

     In March 1999, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement originally provided for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

     In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes ("Senior Notes"), due April 2012. The interest on the Senior Notes is payable semi-annually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. In addition, the revolving credit facility was decreased to $390.0 million. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008 with no early payment penalties. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the Senior Notes offering and to further adjust certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt (see Note 10). In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote-off debt issuance costs of approximately $3.4 million, consisting of a loss of $5.5 million net of an income tax benefit of $2.1 million, during the second quarter of 2002. In accordance with the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective January 1, 2003, Dura reclassified the $5.5 million loss to a component of income from continuing operations and the related income tax benefit of $2.1 million to the provision for income taxes.

     As of June 30, 2003, rates on borrowings under the Credit Agreement are based on LIBOR and were 3.82 percent. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of June 30, 2003. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of June 30, 2003, Dura had no borrowings outstanding under the revolver.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At June 30, 2003, Dura had $0.4 million outstanding under its overdraft facilities. At June 30, 2003, Dura had overdraft facilities available from banks of approximately $54.0 million.

     In April 1999, Dura completed the offering of $300.0 million and Euro 100.0 million of 9 percent senior subordinated notes ("Subordinated Notes"), due May 2009. The interest on the Subordinated Notes is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million was used for general corporate purposes. In June 2001, Dura completed a similar offering of 9 percent senior subordinated notes due May 2009 with a face amount of $158.5 million. The interest on these notes is also payable semi-annually. Unamortized discount and debt issuance costs were approximately $8.5 million, yielding an imputed interest rate of 10 percent. Net proceeds of approximately $147.1 million were used to reduce the borrowings outstanding under the revolving credit facility. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

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

     During the second quarter of 2003, Dura performed its annual impairment assessment related to goodwill and other intangible assets. Based upon Dura's annual assessment, no impairment of goodwill or other intangible assets has occurred.

10.  DERIVATIVES AND HEDGING ACTIVITIES

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

     Dura uses forward exchange contracts to hedge its foreign currency exposure related to the interest payments under its outstanding Euro 100.0 million denominated Subordinated Notes. Dura designated these contracts at their inception as a cash flow hedge. At June 30, 2003, Dura had an outstanding contract to purchase Euro 4.5 million (approximately $5.2 million), representing the interest payments due during 2003. The estimated fair value of these foreign exchange contracts based upon market quotes was approximately $5.1 million. The net unrealized loss of approximately $0.1 million is included in accumulated other comprehensive income in the accompanying June 30, 2003 condensed consolidated balance sheet.

     In June 2003, in connection with the $150.0 million tranche C term loan, Dura entered into floating to fixed interest rate swaps (notional amount of $145.0 million) with various financial institutions. At their inception Dura designated these contracts to qualify for the short-cut method for hedge accounting. At June 30, 2003, these swap contracts outstanding had a fair value based upon market quotes of approximately $0.1 million and this amount is included in accumulated other comprehensive income in the accompanying June 30, 2003 condensed consolidated balance sheet.

     In April 2002, in connection with the Senior Notes offering, Dura entered into fixed to floating interest rate swaps (notional amount of $325.0 million) with various financial institutions. At their inception Dura designated these contracts as fair value hedges. At June 30, 2003, these swap contracts outstanding had a fair value based upon market quotes of approximately $37.7 million and this amount is included in the consolidated balance sheet as of June 30, 2003.

11.  COMPREHENSIVE INCOME (LOSS)

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

                                           Three months ended             Six months ended
                                               June 30,                       June 30,
                                       ------------------------       -----------------------
                                          2003           2002            2003         2002
                                       ---------      ---------       ----------   ----------
Net income (loss)                      $  10,840      $  (7,990)      $   19,997   $ (201,958)
Other comprehensive income:
 Foreign currency
   translation adjustment                 47,122         46,110           42,214       39,079
 Minimum pension liability                   (98)             -             (124)           -
 Derivative instruments                      (40)        (1,102)             693         (699)
                                       ---------      ---------       ----------   ----------
Comprehensive income (loss)            $  57,824      $  37,018       $   62,780   $ (163,578)
                                       =========      =========       ==========   ==========

12.  LEGAL, ENVIRONMENTAL AND WARRANTY

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

Balance at December 31, 2002                       $  35,066
  Reductions for payments made                        (4,766)
  Additional reserves recorded                         1,092
  Changes in pre-existing reserves                     1,943
                                                   ---------
Balance at June 30, 2003                           $  33,335
                                                   =========

13.  NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not anticipated to have a material effect of Dura's results of operations or financial position.

     In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities". The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, Dura is required to apply FIN No. 46 beginning on July 1, 2003. Dura is currently assessing the impact of the adoption of this statement and believes it will result in a reclassification of the Convertible Trust Preferred Securities ("Preferred Securities") from the mezzanine section of the balance sheet to other long-term liabilities. In addition, Dura believes the adoption of this statement will result in a reclassification of Minority Interest - Dividends on Trust Preferred Securities, Net, from its current classification in the statement of operations to a component of interest expense on a gross basis.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. During the second quarter of 2003, Dura applied the provisions of SFAS No. 146 in connection with its decision to exit its Fulton, Kentucky facility. The adoption did not significantly impact Dura's current financial position or results of operations. Dura will continue to apply the provisions of SFAS No. 146 as further exit or disposal activities are initiated in the future.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30 "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for Dura beginning January 1, 2003. The application of this statement during the second quarter of 2002 in connection with certain financing transactions resulted in a reclassification of the write-off of debt issuance costs from an extraordinary item to a component of income from continuing operations.

14.  RELATED PARTY TRANSACTION

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

15.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
           CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                      DURA                          NON-
                                                   OPERATING      GUARANTOR      GUARANTOR
                                                     CORP.        COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                  ------------   ------------   ------------   ------------   ------------
        Assets
Current assets:
  Cash and cash equivalents                       $     87,255   $      1,070   $     74,643   $          -   $    162,968
  Accounts receivable, net                              22,451         83,751        210,447              -        316,649
  Inventories                                           10,655         36,043         74,270              -        120,968
  Current portion of derivative
    instruments                                         15,000              -              -              -         15,000
  Other current assets                                  24,105         20,056         75,020              -        119,181
  Due from affiliates                                  153,724         43,214          5,444       (202,382)             -
                                                  ------------   ------------   ------------   ------------   ------------
    Total current assets                               313,190        184,134        439,824       (202,382)       734,766
                                                  ------------   ------------   ------------   ------------   ------------
Property, plant and equipment, net                      59,173        116,628        272,974              -        448,775
Investment in subsidiaries                             962,658         22,500         72,834     (1,057,992)             -
Notes receivable from affiliates                       172,985        526,179         41,169       (740,333)             -
Goodwill, net                                          421,835         81,332        302,988              -        806,155
Noncurrent portion of derivative
   instruments                                          22,712              -              -              -         22,712
Other assets, net                                       49,570         (3,906)          (233)             -         45,431
                                                  ------------   ------------   ------------   ------------   ------------
    Total Assets                                  $  2,002,123   $    926,867   $  1,129,556   $ (2,000,707)  $  2,057,839
                                                  ============   ============   ============   ============   ============

      Liabilities and Stockholders'
               Investment

Current liabilities:
  Accounts payable                                $     36,620   $     77,726   $    148,235   $          -   $    262,581
  Accrued liabilities                                   69,731         27,857        118,220              -        215,808
  Current maturities of long-term debt                   1,500             62          3,763              -          5,325
  Due to affiliates                                     47,561        126,898         27,923       (202,382)             -
                                                  ------------   ------------   ------------   ------------   ------------
    Total current liabilities                          155,412        232,543        298,141       (202,382)       483,714
                                                  ------------   ------------   ------------   ------------   ------------
Long-term debt, net of current
   maturities                                          147,385             20         14,096              -        161,501
Senior notes                                           350,000              -              -              -        350,000
Subordinated notes                                     566,370              -              -              -        566,370
Senior notes - derivative instrument
   adjustment                                           37,712              -              -              -         37,712
Other noncurrent liabilities                            61,681         12,362         61,333              -        135,376
Notes payable to affiliates                            402,228        121,154        216,951       (740,333)             -
                                                  ------------   ------------   ------------   ------------   ------------
    Total liabilities                                1,720,788        366,079        590,521       (942,715)     1,734,673
                                                  ------------   ------------   ------------   ------------   ------------
Mandatorily redeemable convertible
   trust preferred securities                           55,250              -              -              -         55,250
Stockholders' investment                               226,085        560,788        539,035     (1,057,992)       267,916
                                                  ------------   ------------   ------------   ------------   ------------
    Total Liabilities and
      Stockholders' Investment                    $  2,002,123   $    926,867   $  1,129,556   $ (2,000,707)  $  2,057,839
                                                  ============   ============   ============   ============   ============

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
      CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                              ENDED JUNE 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                         DURA                         NON-
                                                      OPERATING      GUARANTOR      GUARANTOR
                                                        CORP.        COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------
Revenues                                             $     86,260   $    230,959   $    302,335   $    (13,124)  $    606,430
Cost of sales                                              79,735        192,792        268,769        (13,124)       528,172
                                                     ------------   ------------   ------------   ------------   ------------
   Gross profit                                             6,525         38,167         33,566              -         78,258

Selling, general and administrative
   expenses                                                16,197          7,112         15,591              -         38,900
Facility consolidation and other charges                      294          1,435             29              -          1,758
Amortization expense                                           60              1             10              -             71
                                                     ------------   ------------   ------------   ------------   ------------
   Operating income                                       (10,026)        29,619         17,936              -         37,529

Interest expense (income), net                             18,266            (27)         2,449              -         20,688
                                                     ------------   ------------   ------------   ------------   ------------
   Income (loss) from continuing operations
     before provision for income taxes and
     minority interest                                    (28,292)        29,646         15,487              -         16,841

Provision (benefit) for income taxes                       (8,569)         9,546          5,072              -          6,049
Equity in earnings of affiliates, net                     (30,048)             -         (1,002)        31,050              -
Minority interest - dividends on trust
   preferred securities, net                                  663              -              -              -            663
Dividends from affiliates                                  (1,178)             -              -          1,178              -
                                                     ------------   ------------   ------------   ------------   ------------
   Income from continuing operations                       10,840         20,100         11,417        (32,228)        10,129

Loss from discontinued operations                               -              -            711              -            711
                                                     ------------   ------------   ------------   ------------   ------------
   Net income (loss)                                 $     10,840   $     20,100   $     12,128   $    (32,228)  $     10,840
                                                     ============   ============   ============   ============   ============

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
       CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
                               ENDED JUNE 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                         DURA                          NON-
                                                      OPERATING      GUARANTOR       GUARANTOR
                                                        CORP.        COMPANIES       COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------
Revenues                                             $    171,512   $    461,587   $    592,515   $    (26,379)  $  1,199,235
Cost of sales                                             159,374        386,610        524,943        (26,379)     1,044,548
                                                     ------------   ------------   ------------   ------------   ------------
   Gross profit                                            12,138         74,977         67,572              -        154,687

Selling, general and administrative
   expenses                                                32,024         14,198         31,213              -         77,435
Facility consolidation and other charges                      487          1,508             29              -          2,024
Amortization expense                                          119              3             19              -            141
                                                     ------------   ------------   ------------   ------------   ------------
   Operating income                                       (20,492)        59,268         36,311              -         75,087

Interest expense (income), net                             36,104            (55)         5,325              -         41,374
                                                     ------------   ------------   ------------   ------------   ------------
   Income (loss) from continuing operations
     before provision for income taxes and
     minority interest                                    (56,596)        59,323         30,986              -         33,713

Provision (benefit) for income taxes                      (17,146)        19,116         10,153              -         12,123
Equity in earnings of affiliates, net                     (58,383)             -         (1,909)        60,292              -
Minority interest - dividends on trust
   preferred securities, net                                1,326              -              -              -          1,326
Dividends from affiliates                                  (2,390)             -              -          2,390              -
                                                     ------------   ------------   ------------   ------------   ------------
   Income from continuing operations                       19,997         40,207         22,742        (62,682)        20,264

Loss from discontinued operations                               -              -           (267)             -           (267)
                                                     ------------   ------------   ------------   ------------   ------------
   Net income (loss)                                 $     19,997   $     40,207   $     22,475   $    (62,682)  $     19,997
                                                     ============   ============   ============   ============   ============

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                              ENDED JUNE 30, 2003
                              (AMOUNTS IN THOUSANDS)

                                                              DURA                          NON-
                                                           OPERATING      GUARANTOR       GUARANTOR
                                                             CORP.        COMPANIES       COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                          ------------   ------------   ------------   ------------   ------------
OPERATING ACTIVITIES:
Income from continuing operations                         $     19,997   $     40,207   $     22,742   $    (62,682)  $     20,264
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by operating activities:
   Depreciation and amortization                                 5,405         10,855         21,283              -         37,543
   Deferred income taxes                                          (245)           245            227              -            227
   Equity in earnings of affiliates and
      minority interest                                        (58,383)             -         (1,909)        60,292              -
   Changes in other operating items                             15,069         (1,890)       (35,521)             -        (22,342)
                                                          ------------   ------------   ------------   ------------   ------------
   Net cash provided by operating activities                   (18,157)        49,417          6,822         (2,390)        35,692
                                                          ------------   ------------   ------------   ------------   ------------

INVESTING ACTIVITIES:
Capital expenditures, net                                       (2,542)        (5,078)       (12,242)             -        (19,862)
                                                          ------------   ------------   ------------   ------------   ------------

FINANCING ACTIVITIES:
Long-term borrowings                                               542              -         14,963              -         15,505
Repayments of long-term borrowings                                (375)           (42)       (19,063)             -        (19,480)
Debt financing (to) from affiliates                             18,579        (41,348)        22,769              -              -
Proceeds from issuance of common stock
   and exercise of stock options                                   335              -              -              -            335
Other, net                                                          (1)             -              -              -             (1)
Dividends paid                                                       -         (2,390)             -          2,390              -
                                                          ------------   ------------   ------------   ------------   ------------
   Net cash (used in) provided by financing
      activities                                                19,080        (43,780)        18,669          2,390         (3,641)

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                               9,196              -         (7,496)             -          1,700
                                                          ------------   ------------   ------------   ------------   ------------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                                    7,577            559          5,753              -         13,889

NET CASH FLOW FROM
   DISCONTINUED OPERATIONS                                           -              -          5,842              -          5,842

CASH AND CASH EQUIVALENTS:
Beginning of period                                             79,678            511         63,048              -        143,237
                                                          ------------   ------------   ------------   ------------   ------------
End of period                                             $     87,255   $      1,070   $     74,643   $          -   $    162,968
                                                          ============   ============   ============   ============   ============

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)

                                                      DURA                          NON-
                                                   OPERATING      GUARANTOR       GUARANTOR
                                                     CORP.        COMPANIES       COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                  ------------   ------------   ------------   ------------   ------------
              Assets

Current assets:
   Cash and cash equivalents                      $     79,678   $        511   $     63,048   $          -   $    143,237
   Accounts receivable, net                             18,155         65,038        162,422              -        245,615
   Inventories                                          12,378         37,705         64,490              -        114,573
   Current poriton of derivative
      instruments                                       15,825              -              -              -         15,825
   Other current assets                                 31,335         19,579         52,961              -        103,875
   Current assets of discontinued
      operations                                             -              -         32,041              -         32,041
   Due from affiliates                                 138,066         43,052          3,870       (184,988)             -
                                                  ------------   ------------   ------------   ------------   ------------
      Total current assets                             295,437        165,885        378,832       (184,988)       655,166
                                                  ------------   ------------   ------------   ------------   ------------
Property, plant and equipment, net                      62,024        122,827        259,628              -        444,479
Investment in subsidiaries                             839,678         22,501         70,925       (933,104)             -
Notes receivable from affiliates                       251,329        516,734         42,961       (811,024)             -
Goodwill, net                                          421,835         81,332        271,816              -        774,983
Noncurrent portion of derivative
   instruments                                          14,698              -              -              -         14,698
Other assets, net                                       53,343         (3,903)        (1,833)             -         47,607
                                                  ------------   ------------   ------------   ------------   ------------
      Total Assets                                $  1,938,344   $    905,376   $  1,022,329   $ (1,929,116)  $  1,936,933
                                                  ============   ============   ============   ============   ============

       Liabilities and Stockholders'
               Investment

Current liabilities:
   Accounts payable                               $     37,511   $     65,413   $    113,121   $          -   $    216,045
   Accrued liabilities                                  59,473         24,712        109,788              -        193,973
   Current maturities of long-term debt                  1,500             84          5,570              -          7,154
   Current liabilities of discontinued
      operations                                             -              -         25,931              -         25,931
   Due to affiliates                                    46,495        107,641         30,852       (184,988)             -
                                                  ------------   ------------   ------------   ------------   ------------
      Total current liabilities                        144,979        197,850        285,262       (184,988)       443,103
                                                  ------------   ------------   ------------   ------------   ------------
Long-term debt, net of current
   maturities                                          147,760             39         14,623              -        162,422
Senior notes                                           350,000              -              -              -        350,000
Subordinated notes                                     556,632              -              -              -        556,632
Senior notes - derivative instrument
   adjustment                                           30,523              -              -              -         30,523
Other noncurrent liabilities                            64,119         12,939         57,143              -        134,201
Notes payable to affiliates                            384,020        175,109        251,895       (811,024)             -
                                                  ------------   ------------   ------------   ------------   ------------
      Total liabilities                              1,678,033        385,937        608,923       (996,012)     1,676,881
                                                  ------------   ------------   ------------   ------------   ------------
Mandatorily redeemable convertible
   trust preferred securities                           55,250              -              -              -         55,250
Stockholders' investment                               205,061        519,439        413,406       (933,104)       204,802
                                                  ------------   ------------   ------------   ------------   ------------
      Total Liabilities and
        Stockholders' Investment                  $  1,938,344   $    905,376   $  1,022,329   $ (1,929,116)  $  1,936,933
                                                  ============   ============   ============   ============   ============

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
      CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                              ENDED JUNE 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                                              DURA                          NON-
                                                           OPERATING      GUARANTOR       GUARANTOR
                                                             CORP.        COMPANIES       COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                          ------------   ------------   ------------   ------------   ------------
Revenues                                                  $    468,517   $    (77,618)  $    257,952   $    (10,468)  $    638,383
Cost of sales                                                  403,239        (73,436)       225,558        (10,468)       544,893
                                                          ------------   ------------   ------------   ------------   ------------
   Gross profit (loss)                                          65,278         (4,182)        32,394              -         93,490

Selling, general and administrative
   expenses                                                     18,341          1,451         14,568              -         34,360
Facility consolidation and other charges                         1,863              -              -              -          1,863
Amortization expense                                               184              1             34              -            219
                                                          ------------   ------------   ------------   ------------   ------------
   Operating income (loss)                                      44,890         (5,634)        17,792              -         57,048

Interest expense (income), net                                  13,051            (28)         7,929              -         20,952
Loss on early extinguishment of debt                             5,520              -              -              -          5,520
                                                          ------------   ------------   ------------   ------------   ------------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                                         26,319         (5,606)         9,863              -         30,576

Provision for income taxes                                       3,232          6,378          2,325              -         11,935
Equity in losses (earnings) of affiliates, net                 210,621              -         (1,439)      (209,182)             -
Minority interest - dividends on trust
   preferred securities, net                                       601              -              -              -            601
Dividends from affiliates                                         (825)             -              -            825              -
                                                          ------------   ------------   ------------   ------------   ------------
   Income (loss) from continuing operations                   (187,310)       (11,984)         8,977        208,357         18,040

Loss from discontinued operations                                    -              -        (26,030)             -        (26,030)
                                                          ------------   ------------   ------------   ------------   ------------
   Net income (loss)                                      $   (187,310)  $    (11,984)  $    (17,053)  $    208,357   $     (7,990)
                                                          ============   ============   ============   ============   ============

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
       CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS
                               ENDED JUNE 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                                         DURA                          NON-
                                                      OPERATING      GUARANTOR       GUARANTOR
                                                        CORP.        COMPANIES       COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                     ------------   ------------   ------------   ------------   ------------

Revenues                                             $    561,683   $    197,816   $    486,934   $    (24,192)  $  1,222,241
Cost of sales                                             492,758        153,164        427,589        (24,192)     1,049,319
                                                     ------------   ------------   ------------   ------------   ------------
   Gross profit                                            68,925         44,652         59,345              -        172,922

Selling, general and administrative
   expenses                                                31,353          7,885         28,137              -         67,375
Facility consolidation and other charges                    1,863              -              -              -          1,863
Amortization expense                                          474              3             66              -            543
                                                     ------------   ------------   ------------   ------------   ------------
   Operating income                                        35,235         36,764         31,142              -        103,141

Interest expense (income), net                             27,154            (50)        16,316              -         43,420
Loss on early extinguishment of debt                        5,520              -              -              -          5,520
                                                     ------------   ------------   ------------   ------------   ------------
   Income from continuing operations before
      provision for income taxes and
      minority interest                                     2,561         36,814         14,826              -         54,201

Provision for income taxes                                  4,374         12,113          2,814              -         19,301
Equity in losses (earnings) of affiliates, net            200,737              -         (2,581)      (198,156)             -
Minority interest - dividends on trust
   preferred securities, net                                1,243              -              -              -          1,243
Dividends from affiliates                                  (1,835)             -              -          1,835              -
                                                     ------------   ------------   ------------   ------------   ------------
   Income (loss) from continuing operations              (201,958)        24,701         14,593        196,321         33,657

Loss from discontinued operations                               -              -        (30,423)             -        (30,423)
                                                     ------------   ------------   ------------   ------------   ------------
   Income (loss) before accounting change                (201,958)        24,701        (15,830)       196,321          3,234

Cumulative effect of change in accounting,
   net                                                          -              -       (205,192)             -       (205,192)
                                                     ------------   ------------   ------------   ------------   ------------
      Net income (loss)                              $   (201,958)  $     24,701   $   (221,022)  $    196,321   $   (201,958)
                                                     ============   ============   ============   ============   ============

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
                               ENDED JUNE 30, 2002
                             (AMOUNTS IN THOUSANDS)

                                                              DURA                          NON-
                                                           OPERATING      GUARANTOR       GUARANTOR
                                                             CORP.        COMPANIES       COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                          ------------   ------------   ------------   ------------   ------------

OPERATING ACTIVITIES:
Income (loss) from continuing operations                  $   (201,958)  $     24,701   $     14,593   $    196,321   $     33,657
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by operating activities:
   Depreciation and amortization                                 6,894         11,312         15,985              -         34,191
   Deferred income taxes                                         3,361          3,876         (6,393)             -            844
   Equity in (earnings) losses of affiliates and
      minority interest                                        200,737              -         (2,581)      (198,156)             -
   Changes in other operating items                            306,753         62,735       (317,779)             -         51,709
                                                          ------------   ------------   ------------   ------------   ------------
   Net cash provided by (used in) operating
      activities                                               315,787        102,624       (296,175)        (1,835)       120,401
                                                          ------------   ------------   ------------   ------------   ------------

INVESTING ACTIVITIES:
Net proceeds from disposition of businesses                     31,122              -              -              -         31,122
Capital expenditures, net                                       (3,231)        (4,751)       (16,629)             -        (24,611)
                                                          ------------   ------------   ------------   ------------   ------------
   Net cash provided by (used in) investing
      activities                                                27,891         (4,751)       (16,629)             -          6,511
                                                          ------------   ------------   ------------   ------------   ------------

FINANCING ACTIVITIES:
Repayments of revolving credit facilities                      (59,267)             -         (3,057)             -        (62,324)
Long-term borrowings                                           150,542              -         14,497              -        165,039
Repayments of long-term borrowings                            (399,792)           (56)       (66,817)             -       (466,665)
Proceeds from issuance of senior notes                         350,000              -              -              -        350,000
Debt issue costs                                               (10,964)             -              -              -        (10,964)
Debt financing (to) from affiliates                           (335,380)       (96,403)       431,783              -              -
Proceeds from issuance of common stock
   and exercise of stock options                                 3,704              -              -              -          3,704
Other, net                                                         239              -              -              -            239
Dividends paid                                                       -         (1,835)             -          1,835              -
                                                          ------------   ------------   ------------   ------------   ------------
   Net cash (used in) provided by financing
      activities                                              (300,918)       (98,294)       376,406          1,835        (20,971)

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                               7,461              -         (1,764)             -          5,697
                                                          ------------   ------------   ------------   ------------   ------------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                                   50,221           (421)        61,838              -        111,638

NET CASH FLOW FROM
   DISCONTINUED OPERATIONS                                           -              -        (19,748)             -        (19,748)

CASH AND CASH EQUIVALENTS:
Beginning of period                                             10,661          1,889         19,739              -         32,289
                                                          ------------   ------------   ------------   ------------   ------------
End of period                                             $     60,882   $      1,468   $     61,829   $          -   $    124,179
                                                          ============   ============   ============   ============   ============

16. SUBSEQUENT EVENTS

         On July 3, 2003, Dura commenced a tender offer for all of the outstanding Class B Common Stock and associated preferred share purchase rights (together, the "Class B Shares") of Methode Electronics, Inc. ("Methode") at a price of $23.00 per share in cash. As of June 5, 2003, there were 1,087,305 shares of Class B Common Stock outstanding. Methode's Class A Common Stock is not subject to the tender offer. The tender offer is subject to customary conditions, including a majority of Methode's Class B shares on a fully diluted basis being tendered and not withdrawn and the holders of Class B Common Stock continuing to have the right to elect directors representing up to approximately 75 percent of Methode's board of directors. The offer is not subject to due diligence or financing.

         On July 21, 2003, Methode announced that it had redeemed 750,000 shares of the Class B Common Stock held by the William J. McGinley Marital trusts and affiliated family members (collectively, the "McGinley Stockholders") at $22.75 per share. Methode and the McGinley Stockholders agreed to engage in a merger transaction which will result in all of the remaining holders of Class B Shares receiving $23.55 per share. After such redemption, there were 337,305 shares of Class B Common Stock outstanding.

         On July 23, 2003, Dura completed its acquisition of Creation Group. The acquisition will be accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed will be recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill.

         On August 5, 2003, Dura amended its tender offer in response to the redemption of Class B Shares by Methode to increase the price to be paid to $50.00 per Class B share from $23.00 per Class B share and to commit, upon completion of the offer, to fund a special distribution of $0.35 per share to the holders of Class A Common Stock. The tender offer is currently scheduled to expire on August 18, 2003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2002.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 TO THE THREE MONTHS ENDED JUNE 30, 2002

         Revenues - Revenues for the three months ended June 30, 2003 were $606.4 million, a decrease of $32.0 million, or 5.0%, from $638.4 million for the three months ended June 30, 2002. Factors that unfavorably impacted sales included decreased volumes in the North American automotive market along with the continued weaknesses in the European automotive and the recreation vehicle markets. Further decreases related to a decrease in sales related to the run-out of Dura's conventional window regulator business. Offsetting these unfavorable items were the strengthening of the European currencies in relation to the U.S. dollar as well as an increase in net new business in Dura's core products.

         Cost of Sales - Cost of sales for the three months ended June 30, 2003 were $528.2 million, a decrease of $16.7 million, or 3.1%, from $544.9 million for the three months ended June 30, 2002. Cost of sales as a percentage of revenues for the second quarter of 2003 increased to 87.1% for 2003 compared to 85.4% in the second quarter of 2002. The increase is primarily the result of a change in the revenue mix between regions, as the European region represented a greater percentage of Dura's revenue in the second quarter of 2003 than in the second quarter of 2002, impacted by the strengthening of the European currencies in relation to the U.S. dollar. Also contributing to the increase were the impact of increased employee benefit costs and the weakness in the recreation vehicle market.

         Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended June 30, 2003 were $38.9 million, an increase of $4.5 million, or 13.1%, from $34.4 million for the three months ended June 30, 2002. As a percentage of revenue, selling, general and administrative expenses increased to 6.4% for 2003 compared to 5.4% in the second quarter of 2002. The increase in cost is primarily the result of the impact of increased employee benefit costs, higher insurance premiums and foreign exchange in the second quarter of 2003. Dura's goal is to reallocate certain of the selling, general and administrative expenses to further support organic growth while obtaining a 6.0% expense as a percentage of revenue.

         Facility Consolidation and Other Charges - During the second quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. The decision to close the Fulton facility resulted in a reduction in the work force of approximately 27 salaried and 277 hourly employees, of which 1 salaried and 28 hourly have been let go as of June 30, 2003. These restructuring actions are anticipated to be complete by June 30, 2004. Costs incurred and charged to the reserve as of June 30, 2003 amounted to $1.2 million in facility closure and other costs. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the June 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (see Note 13). Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of $6.4 million through the end of 2003, including severance of $1.3 million and facility closure and other costs of $5.1 million.

         During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to exit its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million. The charge related to the consolidation of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million during the first quarter of 2003 and $0.3 million during the second quarter of 2003. The charge related to the consolidation of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. Additionally, Dura made an adjustment to reverse previously recorded facility consolidation reserves of $0.3 million during the fourth quarter of 2002.

         Amortization Expense - Amortization expense for the three months ended June 30, 2003, was $0.1 million, which is basically flat compared to $0.2 million for the three months ended June 30, 2002.

         Interest Expense - Interest expense for the three months ended June 30, 2003 was $20.7 million, a decrease of $0.3 million, or 1.3%, from $21.0 million for the three months ended June 30, 2002. The decrease in interest expense is due to lower average interest rates on LIBOR based borrowings in the second quarter of 2003.

         Loss on Early Extinguishment of Debt - In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote-off debt issuance costs of approximately $3.4 million, consisting of a loss of $5.5 million net of an income tax benefit of $2.1 million, during the second quarter of 2002. In accordance with the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective January 1, 2003, Dura reclassified the $5.5 million loss to a component of income from continuing operations and the related income tax benefit of $2.1 million to the provision for income taxes.

         Income Taxes - The effective income tax rate was 35.9% for the three months ended June 30, 2003 and 39.0% for the three months ended June 30, 2002. The decrease in the effective tax rate relates primarily to differences in the earnings composition by country from quarter to quarter. The overall effective rates differed from statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and the provision of a valuation allowance on certain losses in foreign jurisdictions.

         Minority Interest - Minority interest for the three months ended June 30, 2003 and June 30, 2002 represents dividends, net of income tax benefits, on the 7 1/2 percent Preferred Securities which were issued on March 20, 1998.

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

         During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter. An additional net positive adjustment of $0.7 million was recorded during the second quarter from a more favorable settlement of retained liabilities than anticipated, resulting in a net loss from discontinued operations of approximately $0.3 million in the six months ended June 30, 2003.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 TO THE SIX MONTHS ENDED JUNE 30, 2002

         Revenues - Revenues for the six months ended June 30, 2003 were $1,199.2 million, a decrease of $23.0 million, or 1.9%, from $1,222.2 million for the six months ended June 30, 2002. Factors that unfavorably impacted sales included decreased volumes in the North American automotive market along with the continued weaknesses in the European automotive and the recreation vehicle markets. Further decreases related to a decrease in sales related to the run-out of Dura's conventional window regulator business. Offsetting these unfavorable items were the strengthening of the European currencies in relation to the U.S. dollar as well as an increase in net new business in Dura's core products.

         Cost of Sales - Cost of sales for the six months ended June 30, 2003 were $1,044.5 million, a decrease of $4.8 million, or 0.4%, from $1,049.3 million for the six months ended June 30, 2002. Cost of sales as a percentage of revenues for the first six months of 2003 increased to 87.1% for 2003 compared to 85.9% in the first six months of 2002. The increase is primarily the result of a change in the revenue mix between regions, as the European region represented a greater percentage of Dura's revenue in the first six months of 2003 than in the first six months of 2002, impacted by the strengthening of the European currencies in relation to the U.S. dollar. Also contributing to the increase were the impact of increased employee benefit costs and the weakness in the recreation vehicle market.

         Selling, General, and Administrative - Selling, general, and administrative expenses for the six months ended June 30, 2003 were $77.4 million, an increase of $10.1 million, or 14.9%, from $67.4 million for the six months ended June 30, 2002. As a percentage of revenue, selling, general and administrative expenses increased to 6.5% for 2003 compared to 5.5% in the first six months of 2002. The increase in cost is primarily the result of the impact of increased employee benefit costs, higher insurance premiums and foreign exchange in the first six months of 2003. Dura's goal is to reallocate certain of the selling, general and administrative expenses to further support organic growth while obtaining a 6.0% expense as a percentage of revenue.

         Facility Consolidation and Other Charges - During the second quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. The decision to close the Fulton facility resulted in a reduction in the work force of approximately 27 salaried and 277 hourly employees, of which 1 salaried and 28 hourly have been let go as of June 30, 2003. These restructuring actions are anticipated to be complete by June 30, 2004. Costs incurred and charged to the reserve as of June 30, 2003 amounted to $1.2 million in facility closure and other costs. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the June 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (see Note
13). Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of $6.4 million through the end of 2003, including severance of $1.3 million and facility closure and other costs of $5.1 million.

         During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to exit its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million. The charge related to the consolidation of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million during the first quarter of 2003 and $0.3 million during the second quarter of 2003. The charge related to the consolidation of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. Additionally, Dura made an adjustment to reverse previously recorded facility consolidation reserves of $0.3 million during the fourth quarter of 2002.

         During the third quarter of 2002, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been let go as of June 30, 2003. These restructuring actions are anticipated to be complete by September 30, 2003. Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the consolidated statements of operations.

         Amortization Expense - Amortization expense for the six months ended June 30, 2003, was $0.1 million, which is basically flat compared to $0.5 million for the six months ended June 30, 2002.

         Interest Expense - Interest expense for the six months ended June 30, 2003 was $41.4 million, a decrease of $2.0 million, or 4.7%, from $43.4 million for the six months ended June 30, 2002. The decrease in interest expense is due to lower average interest rates on LIBOR based borrowings in the first six months of 2003.

         Loss on Early Extinguishment of Debt - In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote-off debt issuance costs of approximately $3.4 million, consisting of a loss of $5.5 million net of an income tax benefit of $2.1 million, during the second quarter of 2002. In accordance with the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective January 1, 2003, Dura reclassified the $5.5 million loss to a component of income from continuing operations and the related income tax benefit of $2.1 million to the provision for income taxes.

         Income Taxes - The effective income tax rate was 36.0% for the six months ended June 30, 2003 and 35.6% for the six months ended June 30, 2002. The increase in the effective tax rate relates primarily to differences in the earnings composition by country from quarter to quarter. The overall effective rates differed from statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and the provision of a valuation allowance on certain losses in foreign jurisdictions.

         Minority Interest - Minority interest for the six months ended June 30, 2003 and June 30, 2002 represents dividends, net of income tax benefits, on the 7 1/2 percent Preferred Securities which were issued on March 20, 1998.

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

         During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter. An additional net positive adjustment of $0.7 million was recorded during the second quarter from a more favorable settlement of retained liabilities than anticipated, resulting in a net loss from discontinued operations of approximately $0.3 million in the six months ended June 30, 2003.

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

         During the second quarter of 2003, Dura performed its annual impairment assessment related to goodwill and other intangible assets. Based upon Dura's annual assessment, no impairment of goodwill or other intangible assets has occurred.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2003, Dura provided cash from operations of $35.7 million, compared to $120.4 million in 2002. Cash generated from operations before changes in working capital items was $58.0 million for the first six months of 2003 compared to $68.7 million for 2002. Working capital used cash of $22.3 million in the first six months of 2003 compared to $51.7 million generated in 2002. This reduction in cash generated from working capital is primarily the result of the strengthening of the European currencies in relation to the US dollar.

         Net cash used in investing activities was $19.9 million for the first six months of 2003 compared to $6.5 million provided in 2002. Net capital expenditures totaled $19.9 million for the first six months of 2003. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $24.6 million and net proceeds from disposition of the Plastic Products business of $31.1 million in 2002.

         Net cash used in financing activities totaled $3.6 million for the first six months of 2003 compared to $21.0 million in 2002, principally for the repayment of outstanding indebtedness.

         In March 1999, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement originally provided for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

         In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes ("Senior Notes"), due April 2012. The interest on the Senior Notes is payable semi-annually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. In addition, the revolving credit facility was decreased to $390.0 million. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008 with no early payment penalties. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the Senior Notes offering and to further adjust certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt (see Note 10). In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote-off debt issuance costs of approximately $3.4 million, consisting of a loss of $5.5 million net of an income tax benefit of $2.1 million, during the second quarter of 2002. In accordance with the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective January 1, 2003, Dura reclassified the $5.5 million loss to a component of income from continuing operations and the related income tax benefit of $2.1 million to the provision for income taxes.

         As of June 30, 2003, rates on borrowings under the Credit Agreement are based on LIBOR and were 3.82 percent. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants, which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of June 30, 2003. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

         The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of June 30, 2003, Dura had no borrowings outstanding under the revolver.

         Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At June 30, 2003, Dura had $0.4 million outstanding under its overdraft facilities. At June 30, 2003, Dura had overdraft facilities available from banks of approximately $54.0 million. Dura believes the borrowing availability under its credit agreement, uncommitted overdraft facilities and funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2003 capital expenditures will be approximately $70.0 million.

         In April 1999, Dura completed the offering of $300.0 million and Euro
100.0 million of 9 percent senior subordinated notes ("Subordinated Notes"), due May 2009. The interest on the Subordinated Notes is payable semi-annually. Net proceeds from this offering of approximately $394.7 million were used to repay the $200.0 million interim term loan, approximately $78.1 million to retire other indebtedness and approximately $118.9 million was used for general corporate purposes. In June 2001, Dura completed a similar offering of 9 percent senior subordinated notes due May 2009 with a face amount of $158.5 million. The interest on these notes is also payable semi-annually. Unamortized discount and debt issuance costs were approximately $8.5 million, yielding an imputed interest rate of 10 percent. Net proceeds of approximately $147.1 million were used to reduce the borrowings outstanding under the revolving credit facility. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

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

FOREIGN CURRENCY TRANSACTIONS

         A significant portion of Dura's revenues during the three and six months ended June 30, 2003 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

         A significant portion of Dura's assets at June 30, 2003 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

         Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currencies and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not anticipated to have a material effect of Dura's results of operations or financial position.

         In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities". The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, Dura is required to apply FIN No. 46 beginning on July 1, 2003. Dura is currently assessing the impact of the adoption of this statement and believes it will result in a reclassification of the Preferred Securities from the mezzanine section of the balance sheet to other long-term liabilities. In addition, Dura believes the adoption of this statement will result in a reclassification of Minority Interest - Dividends on Trust Preferred Securities, Net, from its current classification in the statement of operations to a component of interest expense on a gross basis.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. During the second quarter of 2003, Dura applied the provisions of SFAS No. 146 in connection with its decision to exit its Fulton, Kentucky facility. The adoption did not significantly impact Dura's current financial position or results of operations. Dura will continue to apply the provisions of SFAS No. 146 as further exit or disposal activities are initiated in the future.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB

Opinion No. 30 "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for Dura beginning January 1, 2003. The application of this statement during the second quarter of 2002 in connection with certain financing transactions resulted in a reclassification of the write-off of debt issuance costs from an extraordinary item to a component of income from continuing operations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         In June 2003, in connection with the $150.0 million tranche C term loan, Dura entered into floating to fixed interest rate swaps (notional amount of $145.0 million) with various financial institutions. At their inception Dura designated these contracts to qualify for the short-cut method for hedge accounting. At June 30, 2003, these swap contracts outstanding had a fair value based upon market quotes of approximately $0.1 million and this amount is included in accumulated other comprehensive income in the accompanying June 30, 2003 condensed consolidated balance sheet.

         In April 2002, in connection with the Senior Notes offering, Dura entered into fixed to floating interest rate swaps (notional amount of $325.0 million) with various financial institutions. At their inception Dura designated these contracts as fair value hedges. At June 30, 2003, these swap contracts outstanding had a fair value based upon market quotes of approximately $37.7 million and this amount is included in the consolidated balance sheet as of June 30, 2003.

         There have been no other material changes to our exposures to market risk since December 31, 2002.

ITEM 4: CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Dura management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

         The annual Meeting of Stockholders of Dura Automotive Systems, Inc. was held on May 20, 2003. At the meeting, the following matters were submitted to a vote of the stockholders of Dura:

         1. The election of nine directors to serve for one year be beginning at the 2003 annual stockholders' meeting and expiring at the 2004 annual stockholders' meeting. Each of the nominees stockholders' meeting and expiring at the 2003 annual stockholders' meeting. Each of the nominees Scott D. Rued, Robert E. Brooker, Jr., Lawrence A. Denton, Jack K. Edwards, James O. Futterknecht, Jr., S.A. Johnson, J. Richard Jones, Karl F. Storrie and Ralph R. Whitney, Jr. were elected. Each of the individuals nominated to serve as a director received at least 26,631,007 votes, representing 87.3% of the shares eligible to vote.

         2. The adoption of an amendment to the Company's Employee Stock Discount Purchase Plan. This amendment would increase the number of Class A shares available for purchase under the Plan from 500,000 shares to 1,000,000 shares. The amendment to the Employee Stock Discount Purchase Plan was approved by 30,188,831 shares, or 98.9% of those eligible to vote.

Item 6.  Exhibits and Reports on Form 8-K:

         (a) Exhibits

         31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

             None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DURA AUTOMOTIVE SYSTEMS, INC.

Date: August 13, 2003                 By /s/ David R. Bovee
                                         ------------------
                                         David R. Bovee
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)

                                  EXHIBIT INDEX

Exhibit 31.1 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002