Form 10-Q
period 2003-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2003-11-13
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

             Yes [X]                                  No [ ]

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at November 1, 2003 was 16,723,156 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at November 1, 2003 was 1,651,150 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and 2002 (unaudited)

                    Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2003 and 2002 (unaudited)

                    Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002

                    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (unaudited)

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


SIGNATURES

CERTIFICATIONS

ITEM 1:      FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                                   Three Months Ended September 30,
                                                                   --------------------------------
                                                                         2003           2002
                                                                      ---------       ---------
Revenues                                                              $ 554,398       $ 561,540
Cost of sales                                                           493,300         487,252
                                                                      ---------       ---------
Gross profit                                                             61,098          74,288
Selling, general and administrative expenses                             37,370          35,175
Facility consolidation and other charges                                 (4,040)            917
Amortization expense                                                         71             214
                                                                      ---------       ---------
Operating income                                                         27,697          37,982
Interest expense, net                                                    20,253          20,995
                                                                      ---------       ---------
Income from continuing operations before provision for
   income taxes and minority interest                                     7,444          16,987
Provision for income taxes                                                1,871           3,712
Minority interest - dividends on trust preferred securities, net            725             622
                                                                      ---------       ---------
Income from continuing operations                                         4,848          12,653
Gain (loss) from discontinued operations, net                               348          (8,701)
                                                                      ---------       ---------
Net income                                                            $   5,196       $   3,952
                                                                      =========       =========
Basic earnings (loss) per share:
Income from continuing operations                                     $    0.26       $    0.69
Discontinued operations                                                    0.02           (0.47)
                                                                      ---------       ---------
Net income                                                            $    0.28       $    0.22
                                                                      =========       =========
Basic shares outstanding                                                 18,335          18,257
                                                                      =========       =========
Diluted earnings (loss) per share:
Income from continuing operations                                     $    0.26       $    0.67
Discontinued operations                                                    0.02           (0.44)
                                                                      ---------       ---------
Net income                                                            $    0.28       $    0.23
                                                                      =========       =========
Diluted shares outstanding                                               18,711          19,948
                                                                      =========       =========


The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)


                                                                      Nine Months Ended September 30,
                                                                     --------------------------------
                                                                          2003              2002
                                                                      -----------       -----------
Revenues                                                              $ 1,753,633       $ 1,783,781
Cost of sales                                                           1,537,848         1,536,571
                                                                      -----------       -----------
Gross profit                                                              215,785           247,210
Selling, general and administrative expenses                              114,805           102,550
Facility consolidation and other charges                                   (2,016)            2,780
Amortization expense                                                          212               757
                                                                      -----------       -----------
Operating income                                                          102,784           141,123
Interest expense, net                                                      61,627            64,415
Loss on early extinguishment of debt                                           --             5,520
                                                                      -----------       -----------
Income from continuing operations before provision for
   income taxes and minority interest                                      41,157            71,188
Provision for income taxes                                                 13,994            23,013
Minority interest - dividends on trust preferred securities, net            2,051             1,865
                                                                      -----------       -----------
Income from continuing operations                                          25,112            46,310
Gain (loss) from discontinued operations, net                                  81           (39,124)
                                                                      -----------       -----------
Income before accounting change                                            25,193             7,186
Cumulative effect of change in accounting, net                                 --          (205,192)
                                                                      -----------       -----------
Net income (loss)                                                     $    25,193       $  (198,006)
                                                                      ===========       ===========
Basic earnings (loss) per share:
Income from continuing operations                                     $      1.38       $      2.57
Discontinued operations                                                        --             (2.17)
Cumulative effect of change in accounting                                      --            (11.40)
                                                                      -----------       -----------
Net income (loss)                                                     $      1.38       $    (11.00)
                                                                      ===========       ===========
Basic shares outstanding                                                   18,295            18,002
                                                                      ===========       ===========
Diluted earnings (loss) per share:
Income from continuing operations                                     $      1.36       $      2.43
Discontinued operations                                                        --             (1.97)
Cumulative effect of change in accounting                                      --            (10.37)
                                                                      -----------       -----------
Net income (loss)                                                     $      1.36       $     (9.91)
                                                                      ===========       ===========
Diluted shares outstanding                                                 18,494            19,787
                                                                      ===========       ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                                   September 30,     December 31,
                                                                       2003             2002
                                                                   -----------       -----------
                                                                                     (unaudited)
                             Assets
                             ------
Current assets:
  Cash and cash equivalents                                        $    77,355       $   143,237
  Accounts receivable, net                                             334,622           245,615
  Inventories                                                          127,170           114,573
  Current portion of derivative instruments                             15,070            15,825
  Other current assets                                                 102,574           103,875
  Current assets of discontinued operations                                 --            32,041
                                                                   -----------       -----------
    Total current assets                                               656,791           655,166
                                                                   -----------       -----------
Property, plant and equipment, net                                     472,710           444,479
Goodwill, net                                                          835,418           774,983
Noncurrent portion of derivative instruments                            16,066            14,698
Deferred income taxes and other assets, net                             44,068            47,607
                                                                   -----------       -----------
                                                                   $ 2,025,053       $ 1,936,933
                                                                   ===========       ===========
                  Liabilities and Stockholders' Investment
                  ----------------------------------------
Current liabilities:
  Accounts payable                                                 $   241,652       $   216,045
  Accrued liabilities                                                  206,614           193,973
  Current maturities of long-term debt                                   5,338             7,154
  Current liabilities of discontinued operations                            --            25,931
                                                                   -----------       -----------
    Total current liabilities                                          453,604           443,103
                                                                   -----------       -----------
Long-term debt, net of current maturities                            1,109,217         1,099,577
Other noncurrent liabilities                                           127,289           134,201
Mandatorily redeemable convertible trust preferred securities           55,250            55,250
Stockholders' investment:
  Common stock - Class A                                                   167               165
  Common stock - Class B                                                    17                17
  Additional paid-in capital                                           348,067           347,065
  Treasury stock                                                        (2,452)           (1,974)
  Retained deficit                                                    (102,210)         (127,403)
  Accumulated other comprehensive income (loss)                         36,104           (13,068)
                                                                   -----------       -----------
    Total stockholders' investment                                     279,693           204,802
                                                                   -----------       -----------
                                                                   $ 2,025,053       $ 1,936,933
                                                                   ===========       ===========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     2003            2002
                                                                  ---------       ---------
OPERATING ACTIVITIES:
Income from continuing operations                                 $  25,112       $  46,310
Adjustments to reconcile income from continuing
  operations to net cash provided by operating activities -
  Depreciation and amortization                                      56,167          53,213
  Deferred income taxes                                                 315           1,381
  Changes in other operating items                                  (42,476)         53,925
                                                                  ---------       ---------
  Net cash provided by operating activities                          39,118         154,829
                                                                  ---------       ---------
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                                  (57,684)             --
Net proceeds from disposition of businesses                              --          31,122
Capital expenditures, net                                           (46,217)        (38,878)
                                                                  ---------       ---------
  Net cash used in investing activities                            (103,901)         (7,756)
                                                                  ---------       ---------
FINANCING ACTIVITIES:
Repayments of revolving credit facilities                                --         (62,324)
Long-term borrowings                                                 16,400         169,964
Repayments of long-term borrowings                                  (20,873)       (475,665)
Proceeds from issuance of senior notes                                   --         350,000
Debt issue costs                                                         --         (10,964)
Proceeds from issuance of common stock and
   exercise of stock options                                          1,004           4,223
Other, net                                                             (478)            (83)
                                                                  ---------       ---------
  Net cash used in financing activities                              (3,947)        (24,849)
                                                                  ---------       ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (3,342)            923
                                                                  ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS FROM
  CONTINUING OPERATIONS                                             (72,072)        123,147
NET CASH FLOW FROM DISCONTINUED OPERATIONS                            6,190         (32,152)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                               143,237          32,289
                                                                  ---------       ---------
  End of period                                                   $  77,355       $ 123,284
                                                                  =========       =========
SUPPLEMENTAL DISCLOSURE:
  Cash paid for interest                                          $  42,677       $  43,261
  Cash paid for income taxes                                      $   9,993       $  10,622

The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     General - Dura Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries ("Dura") designs and manufactures components and systems primarily for the global automotive industry. Dura has over 65 manufacturing and product development facilities located in the United States, Brazil, Canada, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom.

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

     Revenues and operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):


                    September 30,  December 31,
                       2003           2002
                     --------       --------
Raw materials        $ 66,046       $ 62,016
Work-in-process        30,813         22,225
Finished goods         30,311         30,332
                     --------       --------
                     $127,170       $114,573
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


                                                           Three months ended            Nine months ended
                                                              September 30,                 September 30,
                                                       ------------------------      ------------------------
                                                         2003            2002           2003          2002
                                                       ---------      ---------      ---------      ---------
Net income (loss)                                      $   5,196      $   3,952      $  25,193      $(198,006)
Interest expense on mandatorily redeemable
   convertible preferred securities, net of tax               --            622             --          1,865
                                                       ---------      ---------      ---------      ---------
Net income (loss) applicable to common
   stockholders - diluted                              $   5,196      $   4,574      $  25,193      $(196,141)
                                                       =========      =========      =========      =========
Weighted average number of Class A
   common shares outstanding                              16,603         16,425         16,543         15,637
Weighted average number of Class B
   common shares outstanding                               1,732          1,832          1,752          2,365
                                                       ---------      ---------      ---------      ---------
                                                          18,335         18,257         18,295         18,002
Dilutive effect of outstanding stock options
   after application of the treasury stock method            376            402            199            496
Dilutive effect of mandatorily redeemable
   convertible preferred securities, assuming
   conversion                                                 --          1,289             --          1,289
                                                       ---------      ---------      ---------      ---------
Diluted shares outstanding                                18,711         19,948         18,494         19,787
                                                       =========      =========      =========      =========
Basic earnings (loss) per share                        $    0.28      $    0.22      $    1.38      $  (11.00)
                                                       =========      =========      =========      =========
Diluted earnings (loss) per share                      $    0.28      $    0.23      $    1.36      $   (9.91)
                                                       =========      =========      =========      =========

     Potential common shares of approximately 1,289,000 relating to Dura's outstanding Preferred Securities were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003, as inclusion of these shares would have been anti-dilutive.

Stock-Based Compensation Plans

     Dura has elected to continue accounting for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized during the nine months ended September 30, 2003 and 2002, as the exercise prices of all options are equal to the market value of Dura's stock on the grant date. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation", Dura's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows (in thousands, except per share amounts):


                                                   Three months ended            Nine months ended
                                                     September 30,                 September 30,
                                                 ---------------------         ----------------------
                                                  2003           2002            2003          2002
                                                 ------         ------         -------     ----------
Net income (loss)
  As Reported - Basic                            $5,196         $3,952         $25,193     $(198,006)
  Pro Forma                                      $4,237         $2,951         $22,397     $(200,621)
  As Reported - Diluted                          $5,196         $4,574         $25,193     $(196,141)
  Pro Forma                                      $4,237         $3,573         $22,397     $(198,756)
Basic earnings (loss) per share
  As Reported                                    $ 0.28         $ 0.22         $  1.38     $  (11.00)
  Pro Forma                                      $ 0.23         $ 0.16         $  1.22     $  (11.14)
Diluted earnings (loss) per share
  As Reported                                    $ 0.28         $ 0.23         $  1.36     $   (9.91)
  Pro Forma                                      $ 0.23         $ 0.18         $  1.21     $  (10.04)


     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2003 and 2002. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 2.5 percent and 3.1 percent, expected life of four years and an average expected volatility of 82 percent for each of the quarters ended September 30, 2003 and 2002. For the nine months ended September 30, 2003 and 2002, the following weighted average assumptions were used: risk-free interest rates of 2.5 percent and 3.1 percent, expected life of four years and an average expected volatility of 82 percent, respectively.

4.   ACQUISITIONS

     On June 19, 2003, Dura reached an agreement with Heywood Williams Group PLC (United Kingdom) to acquire its Creation Group, a premier designer and manufacturer of windows, doors and specialty products for the North American recreation vehicle, motor vehicle accessories and manufactured housing markets. The Creation Group, headquartered in Elkhart, Indiana, had 2002 revenues of $145 million, and has approximately 1,100 employees at 10 facilities in Indiana, Ohio and Pennsylvania. Financial terms of the deal included a purchase price of $57 million, subject to a working capital adjustment and an earn out provision of an additional $3 million if the acquired entity achieves certain financial targets. Dura used cash on hand to finance the transaction, which closed on July 23, 2003. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. Dura does not believe the final allocation of purchase price will be materially different from preliminary allocations. Changes to the preliminary estimates within one year of the purchase date will be reflected as an adjustment to goodwill. The pro forma effects of this transaction are not material to Dura's results of operations.

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

     In conjunction with that decision, Dura recorded a loss from the European Mechanical Assemblies business of approximately $107.4 million in the fourth quarter of 2002, of which approximately $15.0 million was paid for in cash. Including the previously disclosed and reported divestiture of the Steering Gear product line in the second quarter of 2002 and the European pedal product line in the third quarter of 2002, the total loss from discontinued operations for the year ended December 31, 2002 was $126.6 million, on which no tax benefit was recorded. These losses related primarily to asset write-downs of $53.3 million, contractual commitments and transaction related costs of $15.0 million, and year-to-date operating losses of $58.3 million. The operating losses included a pension settlement charge of $18.1 million and facility consolidation costs related to the Steering and Pedal product line disposals completed in the second and third quarter of 2002 of $19.2 million and $2.4 million, respectively.

     During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter. Additional net positive adjustments of $0.7 million and $0.3 million were recorded during the second and third quarters, respectively, from a more favorable settlement of retained liabilities than anticipated, resulting in a net gain from discontinued operations of approximately $0.1 million in the nine months ended September 30, 2003.

     At September 30, 2003, Dura had reserves related to the divestiture of the European Mechanical Assemblies business of $18.2 million, including estimated severance, facility consolidation and other contractual commitments. The severance payments are anticipated to be complete by December 31, 2003. The contractual commitments related to the facilities retained by Dura, principally lease costs, are anticipated to be completed in 2021.

     Summary operating results of the discontinued operations are as follows (in thousands):


                                                   Three months                 Nine months
                                                ended September 30,         ended September 30,
                                                -------------------       -----------------------
                                                 2003        2002           2003           2002
                                                ------     --------       --------       --------
Revenues                                          $--      $ 25,256       $ 14,992       $ 86,480
Cost of sales                                      --        29,824         16,053         97,649
                                                  ---      --------       --------       --------
  Gross loss                                       --        (4,568)        (1,061)       (11,169)
Selling, general and administrative expenses       --         1,177            787          3,706
Facility consolidation and other charges           --         3,308             --         22,533
Amortization expense                               --            68             --            211
                                                  ---      --------       --------       --------
  Operating loss                                   --        (9,121)        (1,848)       (37,619)
Interest expense, net                              --           115             29            214
Provision (benefit) for income taxes               --          (535)            --          1,291
                                                  ---      --------       --------       --------
Net loss from discontinued operations             $--      $ (8,701)      $ (1,877)      $(39,124)
                                                  ===      ========       ========       ========

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

Facility Consolidation

     During the third quarter of 2003, Dura continued its plan to exit certain of its non-core products and exited its thermostats product line in North America. Dura previously exited its European thermostat business in conjunction with the divestiture of its Mechanical Assemblies Europe business. This North American action resulted in a third quarter 2003 restructuring charge of $0.6 million, including asset impairment of $0.2 million and other facility consolidation costs of $0.4 million. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the September 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (see Note 13). Dura does not expect to incur any additional restructuring charges related to the exit of the North American thermostats product line.

     During the third quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Mount Carroll, Illinois facility and combine its business with other operations. This action resulted in a third quarter 2003 restructuring charge of $0.4 million relating to severance. Additionally,

Dura expensed as incurred certain facility closure and other costs of $0.2 million. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the September 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (see Note
13). These restructuring actions are anticipated to be complete by March 31, 2004. Costs incurred and charged to the reserve as of September 30, 2003 amounted to $0.2 million in severance costs. Dura expects to incur additional restructuring charges related to the exit of the Mount Carroll facility of $0.3 million through March 31, 2004, including severance of $0.2 million and facility closure and other costs of $0.1 million.

     During the second quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions, Dura recorded $0.6 million of additional restructuring charges in the third quarter of 2003, including severance of $0.5 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million of equipment relocation costs incurred during the third quarter of 2003. These restructuring actions are anticipated to be complete by March 31, 2004. Costs incurred and charged to the reserve as of September 30, 2003 amounted to $0.4 million in severance related costs and $1.2 million in facility closure and other costs. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the September 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (see Note
13). Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of $4.7 million through March 31, 2004, including severance of $0.9 million and facility closure and other costs of $3.8 million.

     During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to exit its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million. The charge related to the consolidation of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million, $0.3 million and $0.1 million during the first, second and third quarters of 2003, respectively. The charge related to the consolidation of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. During the third quarter of 2003, Dura reevaluated its French operations and decided not to close the Cauvigny, France facility. As a result, Dura reversed the $8.5 million severance reserve originally established in the fourth quarter of 2002. The $0.8 million increase in the severance reserve since the fourth quarter of 2002 is due to changes in foreign currency exchange rates.

     Costs incurred and charged to the reserve related to the consolidation of the Livonia facility as of September 30, 2003 amounted to $0.7 million in severance related costs. The decision to exit the Livonia facility resulted in a reduction in the work force of approximately 10 salaried and 88 hourly employees, all of which have been let go as of September 30, 2003. These restructuring actions are anticipated to be complete by December 31, 2003.

     During the third quarter of 2002, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been let go as of September 30, 2003. These restructuring actions were completed by September 30, 2003. Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. Costs incurred and charged to the reserve as of September 30, 2003 amounted to $0.6 million in severance related costs and $0.5 million in facility closure costs. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the September 30, 2003 consolidated statement of operations.

7.   ACQUISITION INTEGRATIONS

     Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of September 30, 2003, purchase liabilities recorded in conjunction with the acquisitions included approximately $11.2 million for costs associated with the shutdown and consolidation of certain acquired facilities and $3.0 million for severance and other related costs. Additional liabilities of $0.3 million for severance were recorded during the third quarter of 2003 related to the acquisition of the Creation Group. Costs incurred and charged to these reserves amounted to $0.7 million related to acquired facilities during the quarter ended September 30, 2003. The remaining employee terminations and facility consolidations were completed by the end of 2002 except for certain contractual obligations, principally facility lease obligations that extend beyond that date.

8.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):


                              September 30,       December 31,
                                   2003              2002
                               -----------       -----------
Credit Agreement:
  Tranche C term loan          $   148,500       $   149,250
Senior notes                       350,000           350,000
Subordinated notes                 567,403           556,632
Senior notes - derivative
  instrument adjustment             31,136            30,523
Other                               17,516            20,326
                               -----------       -----------
                                 1,114,555         1,106,731
Less - Current maturities           (5,338)           (7,154)
                               -----------       -----------
Total long-term debt           $ 1,109,217       $ 1,099,577
                               ===========       ===========


     In March 1999, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement originally provided for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

     In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes ("Senior Notes"), due April 2012. The interest on the Senior Notes is payable semi-annually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. In addition, the revolving credit facility was decreased to $390.0 million. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008 with no early payment penalties. In conjunction with these transactions, Dura obtained an amendment to the

Credit Agreement to allow for the Senior Notes offering and to further adjust certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt (see Note 10). In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote off debt issuance costs of approximately $3.4 million, consisting of a loss of $5.5 million net of an income tax benefit of $2.1 million, during the second quarter of 2002. In accordance with the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective January 1, 2003, Dura reclassified the $5.5 million loss to a component of income from continuing operations and the related income tax benefit of $2.1 million to the provision for income taxes.

     As of September 30, 2003, rates on borrowings under the Credit Agreement are based on LIBOR and were 3.61 percent. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of September 30, 2003. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of September 30, 2003, Dura had no borrowings outstanding under the revolver.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At September 30, 2003, Dura had $0.3 million outstanding under its overdraft facilities. At September 30, 2003, Dura had overdraft facilities available from banks of approximately $45.2 million.

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

     Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to Dura's Control Systems and Other Operating Companies reporting units was lower than its book value, resulting in a transitional impairment charge of approximately $205.2 million, representing the write-off of 25 percent of the Control Systems reporting unit goodwill and 100 percent of the Other Operating Companies reporting unit goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle in Dura's consolidated statement of operations for the quarter ended March 31, 2002. There have been no changes in the carrying value of goodwill since December 31, 2002, other than a $28.3 million increase related to the acquisition of the Creation Group and fluctuations due to changes in foreign currency exchange rates.

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

     Dura uses forward exchange contracts to hedge its foreign currency exposure related to the interest payments under its outstanding Euro 100.0 million denominated Subordinated Notes. Dura designated these contracts at their inception as a cash flow hedge. At September 30, 2003, Dura had an outstanding contract to purchase Euro 4.5 million (approximately $5.2 million), representing the interest payments due during 2003. The estimated fair value of these foreign exchange contracts based upon market quotes was approximately $5.2 million.

     In June 2003, in connection with the $150.0 million tranche C term loan, Dura entered into floating to fixed interest rate swaps (notional amount of $145.0 million) with various financial institutions. At their inception Dura designated these contracts to qualify for the short-cut method for hedge accounting. At September 30, 2003, these swap contracts outstanding had a fair value based upon market quotes of approximately $0.1 million and this amount is included in accumulated other comprehensive income in the accompanying September 30, 2003 condensed consolidated balance sheet.

     In April 2002, in connection with the Senior Notes offering, Dura entered into fixed to floating interest rate swaps (notional amount of $325.0 million) with various financial institutions. At their inception Dura designated these contracts as fair value hedges. At September 30, 2003, these swap contracts outstanding had a fair value based upon market quotes of approximately $31.1 million and this amount is included in the consolidated balance sheet as of September 30, 2003.

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


                                     Three months ended             Nine months ended
                                        September 30,                  September 30,
                                 -------------------------       -------------------------
                                    2003            2002           2003            2002
                                 ---------       ---------       ---------       ---------
Net income (loss)                $   5,196       $   3,952       $  25,193       $(198,006)
Other comprehensive income:
  Foreign currency
    translation adjustment           6,332         (14,548)         48,546          24,531
  Minimum pension liability            (10)             --            (134)             --
  Derivative instruments                67           1,395             760             696
                                 ---------       ---------       ---------       ---------
Comprehensive income (loss)      $  11,585       $  (9,201)      $  74,365       $(172,779)
                                 =========       =========       =========       =========


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


Balance at December 31, 2002          $ 35,066
  Reductions for payments made         (12,041)
  Additional reserves recorded           1,191
  Changes in pre-existing reserves         856
                                      --------
Balance at September 30, 2003         $ 25,072
                                      ========


13.  NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect of Dura's results of operations or financial position.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, Dura is required to apply FIN 46 during the fourth quarter of 2003. Dura is currently assessing the impact of the adoption of this statement and believes it will result in a reclassification of the Convertible Trust Preferred Securities ("Preferred Securities") from the mezzanine section of the balance sheet to other long-term liabilities. In addition, Dura believes the adoption of this statement will result in a reclassification of Minority Interest - Dividends on Trust Preferred Securities, Net, from its current classification in the statement of operations to a component of interest expense on a gross basis. In October 2003, the FASB issued FASB Staff Position ("FSP") FIN 46-6, "Effective Date of FIN 46, Consolidation of Variable Interest Entities." FSP FIN 46-6 extended the required effective date of FASB Interpretation No. ("FIN") 46 for public entities to an entity's first reporting period ending after December 15, 2003.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. During the second and third quarters of 2003, Dura applied the provisions of SFAS No. 146 in connection with its decision to exit its Fulton, Kentucky and Mount Carroll, Illinois facilities, as well as its thermostats product line in North America. The adoption did not significantly impact Dura's current financial position or results of operations. Dura will continue to apply the provisions of SFAS No. 146 as further exit or disposal activities are initiated in the future.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30 "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for Dura beginning January 1, 2003. The application of this statement resulted in a reclassification of the write-off of debt issuance costs from an extraordinary item to a component of income from continuing operations with respect to certain financing transactions completed during the second quarter of 2002.

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

     In 1999, Dura and its former chairman, who is currently a member of Dura's Board of Directors, formed Automotive Aviation Partners, LLC ("AAP") to facilitate the purchase of a corporate airplane. Dura owns 25 percent of AAP and Dura's former chairman owns 75 percent. Each party provided guarantees for their ownership percent in favor of the AAP's lending institution; Dura's guarantee is for $1.25 million. In 2001, Dura loaned approximately $1.2 million to AAP (the "Dura Loan") to enable it to make a principal and interest payment to the lending institution. The former chairman has personally guaranteed repayment of 75 percent of this loan. The Dura Loan was due and payable in October 2002. Subsequently, Dura and its former chairman established a repayment schedule with respect to the former chairman's guarantee, for which the initial payment has been received.

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

15.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
(Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                             DURA                                NON-
                                           OPERATING        GUARANTOR         GUARANTOR
                                             CORP.          COMPANIES         COMPANIES        ELIMINATIONS     CONSOLIDATED
                                          -----------      -----------       -----------       ------------     ------------
                  Assets
                  ------
Current assets:
  Cash and cash equivalents               $    24,026      $     1,658       $    51,671       $        --       $    77,355
  Accounts receivable, net                     24,081           91,520           219,021                --           334,622
  Inventories                                   9,876           46,367            70,927                --           127,170
  Current portion of derivative
     instruments                               15,070               --                --                --            15,070
  Other current assets                         22,625           19,802            60,147                --           102,574
  Due from affiliates                         152,987           43,733             5,768          (202,488)               --
                                          -----------      -----------       -----------       -----------       -----------
    Total current assets                      248,665          203,080           407,534          (202,488)          656,791
                                          -----------      -----------       -----------       -----------       -----------
Property, plant and equipment, net             57,560          126,852           288,298                --           472,710
Investment in subsidiaries                    990,904           22,490            73,430        (1,086,824)               --
Notes receivable from affiliates              220,514          527,364            41,169          (789,047)               --
Goodwill, net                                 421,835          109,670           303,913                --           835,418
Noncurrent portion of derivative
   instruments                                 16,066               --                --                --            16,066
Other assets, net                              48,273           (3,907)             (298)               --            44,068
                                          -----------      -----------       -----------       -----------       -----------
    Total Assets                          $ 2,003,817      $   985,549       $ 1,114,046       $(2,078,359)      $ 2,025,053
                                          ===========      ===========       ===========       ===========       ===========

       Liabilities and Stockholders'
                Investment
       -----------------------------
Current liabilities:

  Accounts payable                        $    35,095      $    73,968       $   132,589       $        --       $   241,652
  Accrued liabilities                          72,737           34,684            99,193                --           206,614
  Current maturities of long-term debt          1,500               49             3,789                --             5,338
  Due to affiliates                            47,458          132,322            22,708          (202,488)               --
                                          -----------      -----------       -----------       -----------       -----------
    Total current liabilities                 156,790          241,023           258,279          (202,488)          453,604
                                          -----------      -----------       -----------       -----------       -----------
Long-term debt, net of current
   maturities                                 147,000               11            13,667                --           160,678
Senior notes                                  350,000               --                --                --           350,000
Subordinated notes                            567,403               --                --                --           567,403
Senior notes - derivative instrument
   adjustment                                  31,136               --                --                --            31,136
Other noncurrent liabilities                   61,285           12,173            53,831                --           127,289
Notes payable to affiliates                   403,413          156,690           228,944          (789,047)               --
                                          -----------      -----------       -----------       -----------       -----------
    Total liabilities                       1,717,027          409,897           554,721          (991,535)        1,690,110
                                          -----------      -----------       -----------       -----------       -----------
Mandatorily redeemable convertible
   trust preferred securities                  55,250               --                --                --            55,250
Stockholders' investment                      231,540          575,652           559,325        (1,086,824)          279,693
                                          -----------      -----------       -----------       -----------       -----------
    Total Liabilities and
       Stockholders' Investment           $ 2,003,817      $   985,549       $ 1,114,046       $(2,078,359)      $ 2,025,053
                                          ===========      ===========       ===========       ===========       ===========


15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
(Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
              CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR
                   THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                 DURA                          NON-
                                              OPERATING       GUARANTOR      GUARANTOR
                                                CORP.         COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                              ---------       ---------      ---------     ------------    ------------
Revenues                                      $  74,159       $ 226,770      $ 265,257       $ (11,788)      $ 554,398
Cost of sales                                    68,876         195,762        240,450         (11,788)        493,300
                                              ---------       ---------      ---------       ---------       ---------
  Gross profit                                    5,283          31,008         24,807              --          61,098
Selling, general and administrative
   expenses                                      16,189           7,542         13,639              --          37,370
Facility consolidation and other charges             63           4,134         (8,237)             --          (4,040)
Amortization expense                                 60               2              9              --              71
                                              ---------       ---------      ---------       ---------       ---------
  Operating income (loss)                       (11,029)         19,330         19,396              --          27,697

Interest expense, net                            17,096             877          2,280              --          20,253
                                              ---------       ---------      ---------       ---------       ---------
  Income (loss) from continuing operations
     before provision for income taxes and
     minority interest                          (28,125)         18,453         17,116              --           7,444
Provision (benefit) for income taxes             (6,331)          3,922          4,280              --           1,871
Equity in earnings of affiliates, net           (26,351)             --           (595)         26,946              --
Minority interest - dividends on trust
   preferred securities, net                        725              --             --              --             725
Dividends from affiliates                        (1,364)             --             --           1,364              --
                                              ---------       ---------      ---------       ---------       ---------
Income from continuing operations                 5,196          14,531         13,431         (28,310)          4,848
Gain from discontinued operations                    --              --            348              --             348
                                              ---------       ---------      ---------       ---------       ---------
  Net income                                  $   5,196       $  14,531      $  13,779       $ (28,310)      $   5,196
                                              =========       =========      =========       =========       =========

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
(Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                                 DURA                                NON-
                                              OPERATING          GUARANTOR        GUARANTOR
                                                 CORP.           COMPANIES        COMPANIES       ELIMINATIONS      CONSOLIDATED
                                              -----------       -----------      -----------      ------------      ------------
Revenues                                      $   245,671       $   688,357      $   857,772       $   (38,167)      $ 1,753,633
Cost of sales                                     228,250           582,372          765,393           (38,167)        1,537,848
                                              -----------       -----------      -----------       -----------       -----------
   Gross profit                                    17,421           105,985           92,379                --           215,785
Selling, general and administrative
   expenses                                        48,213            21,740           44,852                --           114,805
Facility consolidation and other charges              550             5,642           (8,208)               --            (2,016)
Amortization expense                                  179                 5               28                --               212
                                              -----------       -----------      -----------       -----------       -----------
   Operating income (loss)                        (31,521)           78,598           55,707                --           102,784
Interest expense, net                              53,200               822            7,605                --            61,627
                                              -----------       -----------      -----------       -----------       -----------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                           (84,721)           77,776           48,102                --            41,157
Provision (benefit) for income taxes              (23,477)           23,038           14,433                --            13,994
Equity in earnings of affiliates, net             (84,734)               --           (2,504)           87,238                --
Minority interest - dividends on trust
   preferred securities, net                        2,051                --               --                --             2,051
Dividends from affiliates                          (3,754)               --               --             3,754                --
                                              -----------       -----------      -----------       -----------       -----------
Income from continuing operations                  25,193            54,738           36,173           (90,992)           25,112
Gain from discontinued operations                      --                --               81                --                81
                                              -----------       -----------      -----------       -----------       -----------
   Net income                                 $    25,193       $    54,738      $    36,254       $   (90,992)      $    25,193
                                              ===========       ===========      ===========       ===========       ===========


15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
(Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                              (AMOUNTS IN THOUSANDS



                                                 DURA                           NON-
                                              OPERATING       GUARANTOR       GUARANTOR
                                                CORP.         COMPANIES       COMPANIES     ELIMINATIONS    CONSOLIDATED
                                              ---------       ---------       ---------     ------------    ------------
OPERATING ACTIVITIES:
Income from continuing operations             $  25,193       $  54,738       $  36,173       $ (90,992)      $  25,112
Adjustments to reconcile income from
   continuing operations to net cash
   provided by operating activities:
   Depreciation and amortization                  8,007          16,548          31,612              --          56,167
   Deferred income taxes                           (245)            245             315              --             315
   Equity in earnings of affiliates and
      minority interest                         (84,734)             --          (2,504)         87,238              --
   Changes in other operating items              46,610         (30,291)        (58,795)             --         (42,476)
                                              ---------       ---------       ---------       ---------       ---------
   Net cash (used in) provided by
      operating activities                       (5,169)         41,240           6,801          (3,754)         39,118
                                              ---------       ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
Acquisitions, net of cash acquired              (57,684)             --              --              --         (57,684)
Capital expenditures, net                        (3,489)         (7,362)        (35,366)             --         (46,217)
                                              ---------       ---------       ---------       ---------       ---------
   Net cash used in investing activities        (61,173)         (7,362)        (35,366)             --        (103,901)
                                              ---------       ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
Long-term borrowings                                813              --          15,587              --          16,400
Repayments of long-term borrowings                 (760)            (63)        (20,050)             --         (20,873)
Debt financing (to) from affiliates                 153         (28,914)         28,761              --              --
Proceeds from issuance of common stock
   and exercise of stock options                  1,004              --              --              --           1,004
Other, net                                         (478)             --              --              --            (478)
Dividends paid                                       --          (3,754)             --           3,754              --
                                              ---------       ---------       ---------       ---------       ---------
   Net cash provided by (used in) financing
      activities                                    732         (32,731)         24,298           3,754          (3,947)
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                9,958              --         (13,300)             --          (3,342)
                                              ---------       ---------       ---------       ---------       ---------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                   (55,652)          1,147         (17,567)             --         (72,072)
NET CASH FLOW FROM
   DISCONTINUED OPERATIONS                           --              --           6,190              --           6,190
CASH AND CASH EQUIVALENTS:
Beginning of period                              79,678             511          63,048              --         143,237
                                              ---------       ---------       ---------       ---------       ---------
End of period                                 $  24,026       $   1,658       $  51,671       $      --       $  77,355
                                              =========       =========       =========       =========       =========


15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
(Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2002
                             (AMOUNTS IN THOUSANDS)


                                               DURA                              NON-
                                            OPERATING       GUARANTOR         GUARANTOR
                                              CORP.         COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                          -----------      -----------       -----------      ------------      ------------
                  Assets
                  ------
Current assets:
  Cash and cash equivalents               $    79,678      $       511       $    63,048       $        --       $   143,237
  Accounts receivable, net                     18,155           65,038           162,422                --           245,615
  Inventories                                  12,378           37,705            64,490                --           114,573
  Current portion of derivative
     instruments                               15,825               --                --                --            15,825
  Other current assets                         31,335           19,579            52,961                --           103,875
  Current assets of discontinued
     operations                                    --               --            32,041                --            32,041
  Due from affiliates                         138,066           43,052             3,870          (184,988)               --
                                          -----------      -----------       -----------       -----------       -----------
    Total current assets                      295,437          165,885           378,832          (184,988)          655,166
                                          -----------      -----------       -----------       -----------       -----------
Property, plant and equipment, net             62,024          122,827           259,628                --           444,479
Investment in subsidiaries                    839,678           22,501            70,925          (933,104)               --
Notes receivable from affiliates              251,329          516,734            42,961          (811,024)               --
Goodwill, net                                 421,835           81,332           271,816                --           774,983
Noncurrent portion of derivative
  instruments                                  14,698               --                --                --            14,698
Other assets, net                              53,343           (3,903)           (1,833)               --            47,607
                                          -----------      -----------       -----------       -----------       -----------
    Total Assets                          $ 1,938,344      $   905,376       $ 1,022,329       $(1,929,116)      $ 1,936,933
                                          ===========      ===========       ===========       ===========       ===========
       Liabilities and Stockholders'
                Investment
       -----------------------------
Current liabilities:
  Accounts payable                        $    37,511      $    65,413       $   113,121       $        --       $   216,045
  Accrued liabilities                          59,473           24,712           109,788                --           193,973
  Current maturities of long-term debt          1,500               84             5,570                --             7,154
  Current liabilities of discontinued
     operations                                    --               --            25,931                --            25,931
  Due to affiliates                            46,495          107,641            30,852          (184,988)               --
                                          -----------      -----------       -----------       -----------       -----------
    Total current liabilities                 144,979          197,850           285,262          (184,988)          443,103
                                          -----------      -----------       -----------       -----------       -----------
Long-term debt, net of current
   maturities                                 147,760               39            14,623                --           162,422
Senior notes                                  350,000               --                --                --           350,000
Subordinated notes                            556,632               --                --                --           556,632
Senior notes - derivative instrument
   adjustment                                  30,523               --                --                --            30,523
Other noncurrent liabilities                   64,119           12,939            57,143                --           134,201
Notes payable to affiliates                   384,020          175,109           251,895          (811,024)               --
                                          -----------      -----------       -----------       -----------       -----------
    Total liabilities                       1,678,033          385,937           608,923          (996,012)        1,676,881
                                          -----------      -----------       -----------       -----------       -----------
Mandatorily redeemable convertible
   trust preferred securities                  55,250               --                --                --            55,250
Stockholders' investment                      205,061          519,439           413,406          (933,104)          204,802
                                          -----------      -----------       -----------       -----------       -----------
    Total Liabilities and
       Stockholders' Investment           $ 1,938,344      $   905,376       $ 1,022,329       $(1,929,116)      $ 1,936,933
                                          ===========      ===========       ===========       ===========       ===========

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
(Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)


                                                 DURA                            NON-
                                              OPERATING       GUARANTOR       GUARANTOR
                                                CORP.         COMPANIES       COMPANIES      ELIMINATIONS  CONSOLIDATED
                                              ---------       ---------       ---------      ------------  ------------
Revenues                                      $ 236,473       $  88,460       $ 248,422       $ (11,815)      $ 561,540
Cost of sales                                   202,369          71,264         225,434         (11,815)        487,252
                                              ---------       ---------       ---------       ---------       ---------
  Gross profit                                   34,104          17,196          22,988              --          74,288
Selling, general and administrative
  expenses                                       16,820           4,077          14,278              --          35,175
Facility consolidation and other charges           (116)          1,185            (152)             --             917
Amortization expense                                179               2              33              --             214
                                              ---------       ---------       ---------       ---------       ---------
  Operating income                               17,221          11,932           8,829              --          37,982
Interest expense (income), net                   24,960             (28)         (3,937)             --          20,995
                                              ---------       ---------       ---------       ---------       ---------
  Income (loss) from continuing operations
     before provision for income taxes and
     minority interest                           (7,739)         11,960          12,766              --          16,987
Provision (benefit) for income taxes             (3,831)          4,105           3,438              --           3,712
Equity in earnings of affiliates, net            (7,547)             --          (1,960)          9,507              --
Minority interest - dividends on trust
   preferred securities, net                        622              --              --              --             622
Dividends from affiliates                          (935)             --              --             935              --
                                              ---------       ---------       ---------       ---------       ---------
  Income from continuing operations               3,952           7,855          11,288         (10,442)         12,653
Loss from discontinued operations                    --              --          (8,701)             --          (8,701)
                                              ---------       ---------       ---------       ---------       ---------
  Net income                                  $   3,952       $   7,855       $   2,587       $ (10,442)      $   3,952
                                              =========       =========       =========       =========       =========

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
(Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)


                                                   DURA                                 NON-
                                                 OPERATING         GUARANTOR         GUARANTOR
                                                   CORP.           COMPANIES         COMPANIES       ELIMINATIONS      CONSOLIDATED
                                                -----------       -----------       -----------      ------------      ------------
Revenues                                        $   798,156       $   286,276       $   735,356       $   (36,007)      $ 1,783,781
Cost of sales                                       695,127           224,428           653,023           (36,007)        1,536,571
                                                -----------       -----------       -----------       -----------       -----------
  Gross profit                                      103,029            61,848            82,333                --           247,210
Selling, general and administrative
   expenses                                          48,173            11,962            42,415                --           102,550
Facility consolidation and other charges              1,747             1,185              (152)               --             2,780
Amortization expense                                    653                 5                99                --               757
                                                -----------       -----------       -----------       -----------       -----------
  Operating income                                   52,456            48,696            39,971                --           141,123
Interest expense (income), net                       52,114               (78)           12,379                --            64,415
Loss on early extinguishment of debt                  5,520                --                --                --             5,520
                                                -----------       -----------       -----------       -----------       -----------
  Income (loss) from continuing operations
     before provision for income taxes and
     minority interest                               (5,178)           48,774            27,592                --            71,188
Provision for income taxes                              543            16,218             6,252                --            23,013
Equity in losses (earnings) of affiliates,
   net                                              193,190                --            (4,541)         (188,649)               --
Minority interest - dividends on trust
   preferred securities, net                          1,865                --                --                --             1,865
Dividends from affiliates                            (2,770)               --                --             2,770                --
                                                -----------       -----------       -----------       -----------       -----------
  Income (loss) from continuing operations         (198,006)           32,556            25,881           185,879            46,310
Loss from discontinued operations                        --                --           (39,124)               --           (39,124)
                                                -----------       -----------       -----------       -----------       -----------
  Income (loss) before accounting change           (198,006)           32,556           (13,243)          185,879             7,186
Cumulative effect of change in accounting,
   net                                                   --                --          (205,192)               --          (205,192)
                                                -----------       -----------       -----------       -----------       -----------
     Net income (loss)                          $  (198,006)      $    32,556       $  (218,435)      $   185,879       $  (198,006)
                                                ===========       ===========       ===========       ===========       ===========

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
(Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                             (AMOUNTS IN THOUSANDS)


                                                     DURA                            NON-
                                                   OPERATING       GUARANTOR       GUARANTOR
                                                     CORP.         COMPANIES       COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                   ---------       ---------       ---------     ------------    ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations           $(198,006)      $  32,556       $  25,881       $ 185,879       $  46,310
Adjustments to reconcile income (loss)
  from continuing operations to net cash
  provided by operating activities:
  Depreciation and amortization                       10,028          16,673          26,512              --          53,213
  Deferred income taxes                                3,361           3,876          (5,856)             --           1,381
  Equity in (earnings) losses of affiliates and
     minority interest                               193,190              --          (4,541)       (188,649)             --
  Changes in other operating items                    85,085          64,826         (95,986)             --          53,925
                                                   ---------       ---------       ---------       ---------       ---------
  Net cash provided by (used in) operating
     activities                                       93,658         117,931         (53,990)         (2,770)        154,829
                                                   ---------       ---------       ---------       ---------       ---------
INVESTING ACTIVITIES:
Net proceeds from disposition of businesses
                                                      31,122              --              --              --          31,122
Capital expenditures, net                             (4,650)         (7,875)        (26,353)             --         (38,878)
                                                   ---------       ---------       ---------       ---------       ---------
  Net cash provided by (used in) investing
     activities                                       26,472          (7,875)        (26,353)             --          (7,756)
                                                   ---------       ---------       ---------       ---------       ---------
FINANCING ACTIVITIES:
Repayments of revolving credit facilities            (59,267)             --          (3,057)             --         (62,324)
Long-term borrowings                                 150,813              --          19,151              --         169,964
Repayments of long-term borrowings                  (403,138)            (85)        (72,442)             --        (475,665)
Proceeds from issuance of senior notes               350,000              --              --              --         350,000
Debt issue costs                                     (10,964)             --              --              --         (10,964)
Debt financing (to) from affiliates                  (81,676)       (107,967)        189,643              --              --
Proceeds from issuance of common stock
   and exercise of stock options                       4,223              --              --              --           4,223
Other, net                                               (83)             --              --              --             (83)
Dividends paid                                            --          (2,770)             --           2,770              --
                                                   ---------       ---------       ---------       ---------       ---------
  Net cash (used in) provided by financing
     activities                                      (50,092)       (110,822)        133,295           2,770         (24,849)
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                     6,283              --          (5,360)             --             923
                                                   ---------       ---------       ---------       ---------       ---------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                         76,321            (766)         47,592              --         123,147
NET CASH FLOW FROM
   DISCONTINUED OPERATIONS                                --              --         (32,152)             --         (32,152)
CASH AND CASH EQUIVALENTS:
Beginning of period                                   10,661           1,889          19,739              --          32,289
                                                   ---------       ---------       ---------       ---------       ---------
End of period                                      $  86,982       $   1,123       $  35,179       $      --       $ 123,284
                                                   =========       =========       =========       =========       =========


16.  SUBSEQUENT EVENTS

     In October 2003, Dura amended and restated its revolving credit facility. The new revolving credit facility ("New Credit Agreement") will provide $175.0 million of revolving credit, available until October 2008. The existing tranche C term loan will remain outstanding. The New Credit Agreement requires Dura to maintain certain financial ratios including debt and interest coverage. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Dura. In connection with the termination of Dura's existing Credit Agreement, Dura will write off debt issuance costs of approximately $2.7 million, as a component of income from continuing operations and the related income tax benefit of $1.0 million to the provision for income taxes, in the fourth quarter of 2003.

     In November 2003, Dura completed the offering of an additional $50 million 8 5/8 percent senior unsecured notes due 2012. The terms of the notes offered will be substantially identical to Dura's existing $350 million 8 5/8 percent senior notes due 2012. Dura anticipates using the net proceeds of the offering to replenish cash balances used to fund the acquisition of the Creation Group in July 2003 (see Note 4). Any cash balances will be available for general corporate purposes, including working capital and capital expenditures. In conjunction with the note offering, Dura entered into a fixed to floating interest rate swap (notional amount of $75 million) with various financial institutions that more closely mirrors the cost of its bank debt.

     In October 2003, Dura extended its tender offer for all of the outstanding Class B Common Stock and associated preferred share purchase rights of Methode Electronics, Inc. for $50.00 per share. The offer, previously scheduled to expire on October 16, 2003, will now expire on November 14, 2003, unless further extended.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations ("MD&A") should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2002.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues - Revenues for the three months ended September 30, 2003 were $554.4 million, a decrease of $7.1 million, or 1.3%, from $561.5 million for the three months ended September 30, 2002. Factors that unfavorably impacted sales included decreased volumes in the North American automotive market along with the continued weaknesses in the European automotive market. Further decreases related to the run-out of Dura's conventional window regulator business. Offsetting these unfavorable items were the strengthening of the European currencies in relation to the U.S. dollar and the partial quarter impact of the Creation Group acquisition.

     Cost of Sales - Cost of sales for the three months ended September 30, 2003 were $493.3 million, an increase of $6.0 million, or 1.2%, from $487.3 million for the three months ended September 30, 2002. Cost of sales as a percentage of revenues for the third quarter of 2003 increased to 89.0% for 2003 compared to 86.8% in the third quarter of 2002. The increase is due to the reduction in production volumes in the North American and European automotive industries and a change in the revenue mix between regions as Europe represented a greater percentage of Dura's revenue in the third quarter of 2003 versus the third quarter of 2002 due to the impact of strengthening European currencies in relation to the U.S. dollar. Also contributing to the increase was the impact of higher employee benefit costs and severance costs associated with reducing the workforce in Cauvigny, France.

     Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended September 30, 2003 were $37.4 million, an increase of $2.2 million, or 6.3%, from $35.2 million for the three months ended September 30, 2002. As a percentage of revenue, selling, general and administrative expenses increased to 6.7% for 2003 compared to 6.3% in the third quarter of 2002. The increase in cost is primarily the result of the impact of increased employee benefit costs, higher insurance premiums and foreign exchange in the third quarter of 2003. Dura's goal is to reallocate certain of the selling, general and administrative expenses to further support organic revenue growth while obtaining a 6.0% selling, general, and administrative expense as a percentage of revenue.

     Facility Consolidation and Other Charges - During the third quarter of 2003, Dura continued its plan to exit certain of its non-core products and exited its thermostats product line in North America. Dura previously exited its European thermostat business in conjunction with the divestiture of its Mechanical Assemblies Europe business. This North American action resulted in a third quarter 2003 restructuring charge of $0.6 million, including asset impairment of $0.2 million and other facility consolidation costs of $0.4 million. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the September 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Dura does not expect to incur any additional restructuring charges related to the exit of the North American thermostats product line.

     During the third quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Mount Carroll, Illinois facility and combine its business with other operations. This action resulted in a third quarter 2003 restructuring charge of $0.4 million relating to severance. Additionally,

Dura expensed as incurred certain facility closure and other costs of $0.2 million. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the September 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". These restructuring actions are anticipated to be complete by March 31, 2004. Costs incurred and charged to the reserve as of September 30, 2003 amounted to $0.2 million in severance costs. Dura expects to incur additional restructuring charges related to the exit of the Mount Carroll facility of $0.3 million through March 31, 2004, including severance of $0.2 million and facility closure and other costs of $0.1 million.

     During the second quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions, Dura recorded $0.6 million of additional restructuring charges in the third quarter of 2003, including severance of $0.5 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million of equipment relocation costs incurred during the third quarter of 2003. These restructuring actions are anticipated to be complete by March 31, 2004. Costs incurred and charged to the reserve as of September 30, 2003 amounted to $0.4 million in severance related costs and $1.2 million in facility closure and other costs. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the September 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of $4.7 million through March 31, 2004, including severance of $0.9 million and facility closure and other costs of $3.8 million.

     During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to exit its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million. The charge related to the consolidation of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million, $0.3 million and $0.1 million during the first, second and third quarters of 2003, respectively. The charge related to the consolidation of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. During the third quarter of 2003, Dura reevaluated its French operations and decided not to close the Cauvigny, France facility. As a result, Dura reversed the $8.5 million severance reserve originally established in the fourth quarter of 2002. The $0.8 million increase in the severance reserve since the fourth quarter of 2002 is due to changes in foreign currency exchange rates.

     Amortization Expense - Amortization expense for the three months ended September 30, 2003, was $0.1 million, which is basically flat compared to $0.2 million for the three months ended September 30, 2002.

     Interest Expense - Interest expense for the three months ended September 30, 2003 was $20.3 million, a decrease of $0.7 million, or 3.5%, from $21.0 million for the three months ended September 30, 2002. The decrease in interest expense is due to lower average interest rates on LIBOR based borrowings in the third quarter of 2003.

     Income Taxes - The effective income tax rate was 25.1% for the three months ended September 30, 2003 and 21.9% for the three months ended September 30, 2002. The increase in the effective tax rate relates primarily to differences in the earnings composition by country from quarter to quarter. The overall effective rates differed from statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and the provision of a valuation allowance on certain losses in foreign jurisdictions.

     Minority Interest - Minority interest for the three months ended September 30, 2003 and September 30, 2002 represents dividends, net of income tax benefits, on the 7 1/2 percent Preferred Securities which were issued on March 20, 1998.

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

     During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter. Additional net positive adjustments of $0.7 million and $0.3 million were recorded during the second and third quarters, respectively, from a more favorable settlement of retained liabilities than anticipated, resulting in a net gain from discontinued operations of approximately $0.1 million in the nine months ended September 30, 2003.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

     Revenues - Revenues for the nine months ended September 30, 2003 were $1,753.6 million, a decrease of $30.1 million, or 1.7%, from $1,783.8 million for the nine months ended September 30, 2002. Factors that unfavorably impacted sales included decreased volumes in the North American automotive market along with the continued weaknesses in the European automotive market. Further decreases related to the run-out of Dura's conventional window regulator business. Offsetting these unfavorable items were the strengthening of the European currencies in relation to the U.S. dollar and the partial quarter impact of the Creation Group acquisition in the third quarter of 2003.

     Cost of Sales - Cost of sales for the nine months ended September 30, 2003 were $1,537.8 million, an increase of $1.3 million, or 0.1%, from $1,536.6 million for the nine months ended September 30, 2002. Cost of sales as a percentage of revenues for the first nine months of 2003 increased to 87.7% for 2003 compared to 86.1% in the first nine months of 2002. The increase is due to the reduction in production volumes in the North American and European automotive industries and a change in the revenue mix between regions as Europe represented a greater percentage of Dura's revenue in the third quarter of 2003 versus the third quarter of 2002 due to the impact of strengthening European currencies in relation to the U.S. dollar. Also contributing to the increase was the impact of higher employee benefit costs and severance costs associated with reducing the workforce in Cauvigny, France.

     Selling, General, and Administrative - Selling, general, and administrative expenses for the nine months ended September 30, 2003 were $114.8 million, an increase of $12.2 million, or 11.9%, from $102.6 million for the nine months ended September 30, 2002. As a percentage of revenue, selling, general and administrative expenses increased to 6.5% for 2003 compared to 5.7% in the first nine months of 2002. The increase in cost is primarily the result of the impact of increased employee benefit costs, higher insurance premiums and foreign exchange in the first nine months of 2003. Dura's goal is to reallocate certain of the selling, general and administrative expenses to further support organic growth while obtaining a 6.0% selling, general, and administrative expense as a percentage of revenue.

     Facility Consolidation and Other Charges - During the third quarter of 2003, Dura continued its plan to exit certain of its non-core products and exited its thermostats product line in North America. Dura previously exited its European thermostat business in conjunction with the divestiture of its Mechanical Assemblies Europe business. This North American action resulted in a third quarter 2003 restructuring charge of $0.6 million, including asset impairment of $0.2 million and other facility consolidation costs of $0.4 million. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the September 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Dura does not expect to incur any additional restructuring charges related to the exit of the North American thermostats product line.

     During the third quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Mount Carroll, Illinois facility and combine its business with other operations. This action resulted in a third quarter 2003 restructuring charge of $0.4 million relating to severance. Additionally, Dura expensed as incurred certain facility closure and other costs of $0.2 million. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the September 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". These restructuring actions are anticipated to be complete by March 31, 2004. Costs incurred and charged to the reserve as of September 30, 2003 amounted to $0.2 million in severance costs. Dura expects to incur additional restructuring charges related to the exit of the Mount Carroll facility of $0.3 million through March 31, 2004, including severance of $0.2 million and facility closure and other costs of $0.1 million.

     During the second quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions, Dura recorded $0.6 million of additional restructuring charges in the third quarter of 2003, including severance of $0.5 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million of equipment relocation costs incurred during the third quarter of 2003. These restructuring actions are anticipated to be complete by March 31, 2004. Costs incurred and charged to the reserve as of September 30, 2003 amounted to $0.4 million in severance related costs and $1.2 million in facility closure and other costs. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the September 30, 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of $4.7 million through March 31, 2004, including severance of $0.9 million and facility closure and other costs of $3.8 million.

     During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to exit its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million. The charge related to the consolidation of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million, $0.3 million and $0.1 million during the first, second and third quarters of 2003, respectively. The charge related to the consolidation of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. During the third quarter of 2003, Dura reevaluated its French operations and decided not to close the Cauvigny, France facility. As a result, Dura reversed the $8.5 million severance reserve originally established in the fourth quarter of 2002. The $0.8 million increase in the severance reserve since the fourth quarter of 2002 is due to changes in foreign currency exchange rates.

     During the third quarter of 2002, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been let go as of September 30, 2003. These restructuring actions were completed by September 30, 2003. Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. Costs incurred and charged to the reserve as of September 30, 2003 amounted to $0.6 million in severance related costs and $0.5 million in facility closure costs. The effect of the costs expensed as incurred are reflected as facility consolidation and other charges in the September 30, 2003 consolidated statement of operations.

     Amortization Expense - Amortization expense for the nine months ended September 30, 2003, was $0.2 million, which is basically flat compared to $0.8 million for the nine months ended September 30, 2002.

     Interest Expense - Interest expense for the nine months ended September 30, 2003 was $61.6 million, a decrease of $2.8 million, or 4.3%, from $64.4 million for the nine months ended September 30, 2002. The decrease in interest expense is due to lower average interest rates on LIBOR based borrowings in the first nine months of 2003.

     Loss on Early Extinguishment of Debt - In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote off debt issuance costs of approximately $3.4 million, consisting of a loss of $5.5 million net of an income tax benefit of $2.1 million, during the second quarter of 2002. In accordance with the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective January 1, 2003, Dura reclassified the $5.5 million loss to a component of income from continuing operations and the related income tax benefit of $2.1 million to the provision for income taxes.

     Income Taxes - The effective income tax rate was 34.0% for the nine months ended September 30, 2003 and 32.3% for the nine months ended September 30, 2002. The increase in the effective tax rate relates primarily to differences in the earnings composition by country from quarter to quarter. The overall effective rates differed from statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and the provision of a valuation allowance on certain losses in foreign jurisdictions.

     Minority Interest - Minority interest for the nine months ended September 30, 2003 and September 30, 2002 represents dividends, net of income tax benefits, on the 7 1/2 percent Preferred Securities which were issued on March 20, 1998.

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

     During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter. Additional net positive adjustments of $0.7 million and $0.3 million were recorded during the second and third quarters, respectively, from a more favorable settlement of retained liabilities than anticipated, resulting in a net gain from discontinued operations of approximately $0.1 million in the nine months ended September 30, 2003.

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

     Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to Dura's Control Systems and Other Operating Companies reporting units was lower than its book value, resulting in a transitional impairment charge of approximately $205.2 million, representing the write-off of 25 percent of the Control Systems reporting unit goodwill and 100 percent of the Other Operating Companies reporting unit goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle in Dura's consolidated statement of operations for the quarter ended March 31, 2002. There have been no changes in the carrying value of goodwill since December 31, 2002, other than a $28.3 million increase related to the acquisition of the Creation Group and fluctuations due to changes in foreign currency exchange rates.

     During the second quarter of 2003, Dura performed its annual impairment assessment related to goodwill and other intangible assets. Based upon Dura's annual assessment, no impairment of goodwill or other intangible assets has occurred.

SUBSEQUENT EVENTS

     In October 2003, Dura amended and restated its revolving credit facility. The new revolving credit facility ("New Credit Agreement") will provide $175.0 million of revolving credit, available until

October 2008. The existing tranche C term loan will remain outstanding. The New Credit Agreement requires Dura to maintain certain financial ratios including debt and interest coverage. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Dura. In connection with the termination of Dura's existing Credit Agreement, Dura will write-off debt issuance costs of approximately $2.7 million, as a component of income from continuing operations and the related income tax benefit of $1.0 million to the provision for income taxes, in the fourth quarter of 2003.

     In November 2003, Dura completed the offering of an additional $50 million 8 5/8 percent senior unsecured notes due 2012. The terms of the notes offered will be substantially identical to Dura's existing $350 million 8 5/8 percent senior notes due 2012. Dura anticipates using the net proceeds of the offering to replenish cash balances used to fund the acquisition of the Creation Group in July 2003. Any cash balances will be available for general corporate purposes, including working capital and capital expenditures. In conjunction with the note offering, Dura entered into a fixed to floating interest rate swap (notional amount of $75 million) with various financial institutions that more closely mirrors the cost of its bank debt.

     In October 2003, Dura extended its tender offer for all of the outstanding Class B Common Stock and associated preferred share purchase rights of Methode Electronics, Inc. for $50.00 per share. The offer, previously scheduled to expire on October 16, 2003, will now expire on November 14, 2003, unless further extended.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2003, Dura provided cash from operations of $39.1 million, compared to $154.8 million in 2002. Cash generated from operations before changes in working capital items was $81.6 million for the first nine months of 2003 compared to $100.9 million for 2002. Working capital used cash of $42.5 million in the first nine months of 2003 compared to $53.9 million generated in 2002. This reduction in cash generated from working capital is primarily the result of the strengthening of the European currencies in relation to the US dollar.

     Net cash used in investing activities was $103.9 million for the first nine months of 2003 compared to $7.8 million in 2002. Net of cash acquired, acquisitions totaled $57.7 million related to the acquisition of Creation, and net capital expenditures totaled $46.2 million for the first nine months of 2003. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net capital expenditures of $38.9 million and net proceeds from disposition of the Plastic Products business of $31.1 million in 2002.

     Net cash used in financing activities totaled $3.9 million for the first nine months of 2003 compared to $24.8 million in 2002, principally for the repayment of outstanding indebtedness.

     In March 1999, Dura entered into an amended and restated $1.15 billion credit agreement ("Credit Agreement"). The Credit Agreement originally provided for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

     In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes ("Senior Notes"), due April 2012. The interest on the Senior Notes is payable semi-annually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. In addition, the revolving credit facility was decreased to $390.0 million. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in December 2008 with no early payment penalties. In conjunction with these transactions, Dura obtained an amendment to the

Credit Agreement to allow for the Senior Notes offering and to further adjust certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote off debt issuance costs of approximately $3.4 million, consisting of a loss of $5.5 million net of an income tax benefit of $2.1 million, during the second quarter of 2002. In accordance with the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective January 1, 2003, Dura reclassified the $5.5 million loss to a component of income from continuing operations and the related income tax benefit of $2.1 million to the provision for income taxes.

     As of September 30, 2003, rates on borrowings under the Credit Agreement are based on LIBOR and were 3.61 percent. The revolving credit facility is available until March 2005. Borrowings under the interim loan were due and payable in September 2000, and, as further discussed below, were repaid in April 1999. The Credit Agreement contains various restrictive covenants which limit indebtedness, investments, rental obligations and cash dividends. The Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of September 30, 2003. Borrowings under the Credit Agreement are collateralized by substantially all assets of Dura.

     The Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $150.0 million. As of September 30, 2003, Dura had no borrowings outstanding under the revolver.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At September 30, 2003, Dura had $0.3 million outstanding under its overdraft facilities. At September 30, 2003, Dura had overdraft facilities available from banks of approximately $45.2 million. Dura believes the borrowing availability under its credit agreement, uncommitted overdraft facilities and funds generated by operations, should provide liquidity and capital resources to pursue its business strategy for the foreseeable future, with respect to working capital, capital expenditures, and other operating needs. Dura estimates its 2003 capital expenditures will be approximately $70.0 million.

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

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of Dura's revenues during the three and nine months ended September 30, 2003 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

     A significant portion of Dura's assets at September 30, 2003 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

     Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currencies and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect of Dura's results of operations or financial position.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, Dura is required to apply FIN 46 during the fourth quarter of 2003. Dura is currently assessing the impact of the adoption of this statement and believes it will result in a reclassification of the Convertible Trust Preferred Securities ("Preferred Securities") from the mezzanine section of the balance sheet to other long-term liabilities. In addition, Dura believes the adoption of this statement will result in a reclassification of Minority Interest - Dividends on Trust Preferred Securities, Net, from its current classification in the statement of operations to a component of interest expense on a gross basis. In October 2003, the FASB issued FASB Staff Position ("FSP") FIN 46-6, "Effective Date of FIN 46, Consolidation of Variable Interest Entities." FSP FIN 46-6 extended the required effective date of FASB Interpretation No. ("FIN") 46 for public entities to an entity's first reporting period ending after December 15, 2003.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. During the second and third quarters of 2003, Dura applied the provisions of SFAS No. 146 in connection with its decision to exit its Fulton, Kentucky and Mount Carroll, Illinois facilities, as well as its thermostats product line in North America. The adoption did not significantly impact Dura's current financial position or results of operations. Dura will continue to apply the provisions of SFAS No. 146 as further exit or disposal activities are initiated in the future.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30 "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for Dura beginning January 1, 2003. The application of this statement resulted in a reclassification of the write-off of debt issuance costs from an extraordinary item to a component of income from continuing operations with respect to certain financing transactions completed during the second quarter of 2002.

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

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In June 2003, in connection with the $150.0 million tranche C term loan, Dura entered into floating to fixed interest rate swaps (notional amount of $145.0 million) with various financial institutions. At their inception Dura designated these contracts to qualify for the short-cut method for hedge accounting. At September 30, 2003, these swap contracts outstanding had a fair value based upon market quotes of approximately $0.1 million and this amount is included in accumulated other comprehensive income in the accompanying September 30, 2003 condensed consolidated balance sheet.

     In April 2002, in connection with the Senior Notes offering, Dura entered into fixed to floating interest rate swaps (notional amount of $325.0 million) with various financial institutions. At their inception Dura designated these contracts as fair value hedges. At September 30, 2003, these swap contracts outstanding had a fair value based upon market quotes of approximately $31.1 million and this amount is included in the consolidated balance sheet as of September 30, 2003.

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

Item 6.  Exhibits and Reports on Form 8-K:

     (a)  Exhibits

          10.1 Amended and Restated Credit Agreement dated as of March 19, 1999, as amended and restated as of October 31, 2003, among Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp., Trident Automotive Limited, Dura Holding Germany GmbH, Dura Automotive Systemes Europe S.A., Dura Automotive Systems (Canada), Ltd. as Borrowers; the Several Lenders from Time to Time Parties Hereto; Bank of America, N.A., as Collateral Agent and Syndication Agent; The Bank of Nova Scotia, Barclays Bank PLC, Comerica Bank, Standard Federal Bank, N.A., U.S. Bank National Association, Wachovia Bank, N.A. as Co-Documentation Agents; and JPMorgan Chase Bank, as Administrative Agent.

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

                                     DURA AUTOMOTIVE SYSTEMS, INC.


Date:  November 13, 2003             By /s/ David R. Bovee
                                        ----------------------------------------
                                        David R. Bovee
                                        Vice President, Chief Financial Officer
                                        (principal accounting and financial
                                        officer)

                                  EXHIBIT INDEX


Exhibit 10.1            Amended and Restated Credit Agreement dated as of March 19, 1999, as amended and restated
                        as of October 31, 2003, among Dura Automotive Systems, Inc., as Parent Guarantor, Dura
                        Operating Corp., Trident Automotive Limited, Dura Holding Germany GmbH, Dura Automotive
                        Systemes Europe S.A., Dura Automotive Systems (Canada), Ltd. as Borrowers; the Several
                        Lenders from Time to Time Parties Hereto; Bank of America, N.A., as Collateral Agent and
                        Syndication Agent; The Bank of Nova Scotia, Barclays Bank PLC, Comerica Bank, Standard
                        Federal Bank, N.A., U.S. Bank National Association, Wachovia Bank, N.A. as
                        Co-Documentation Agents; and JPMorgan Chase Bank, as Administrative Agent.

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
