Form 10-K
period 2003-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2004-03-11
CIK 1016177

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED:                      COMMISSION FILE NUMBER:
              DECEMBER 31, 2003                                   0-21139

                             ---------------------

                         DURA AUTOMOTIVE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                      38-3185711
           (State of Incorporation)                 (I.R.S. Employer Identification No.)

             2791 RESEARCH DRIVE                                   48309
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

     As of March 8, 2004, 16,967,970 shares of Class A Common Stock of the Registrant were outstanding. In addition, 1,486,208 shares of Class B Common Stock of the Registrant were outstanding at March 8, 2004. The aggregate market value of the Class A Common Stock of the Registrant as of June 30, 2003 (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding shares owned beneficially by affiliates, was approximately $167,023,503.

     Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 19, 2004 (the "2004 Proxy Statement").

                         DURA AUTOMOTIVE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                   PART I
Item 1.   Business....................................................     2
Item 2.   Properties..................................................    16
Item 3.   Legal Proceedings...........................................    17
Item 4.   Submission of Matters to a Vote of Security Holders.........    19

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    20
Item 6.   Selected Financial Data.....................................    21
Item 7.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition..........................    22
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................    36
Item 8.   Financial Statements and Supplementary Data.................    37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    79
Item 9A.  Controls and Procedures.....................................    79

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........    80
Item 11.  Executive Compensation......................................    81
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters..................    81
Item 13.  Certain Relationships and Related Transactions..............    81
Item 14.  Principle Accountant Fees and Services......................    81

                                   PART IV
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................    82
Signatures............................................................    87

                                     PART I

ITEM 1.  BUSINESS

(A)  GENERAL DEVELOPMENT OF BUSINESS

  GENERAL

     Dura Automotive Systems, Inc. (a Delaware Corporation) and its subsidiaries (collectively referred to as "Dura") is the world's largest independent designer and manufacturer of driver control systems for the global automotive industry. Dura is also a leading global supplier of seating control systems, glass systems, engineered assemblies, structural door modules, exterior trim systems and mobile products.

     Dura sells its products to every major North American and Japanese automotive original equipment manufacturer ("OEM"), and to nearly every major European OEM. Dura has 67 manufacturing and product development facilities located in the United States, Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom. Dura also has a presence in Japan and India through alliances or technical licenses.

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

     In response to these trends, over the past several years Dura pursued a disciplined acquisition strategy that has provided a wider variety of product, manufacturing and technical capabilities. Dura has broadened its geographic coverage and strengthened its ability to supply products on a global basis. As a full-service supplier with strong OEM relationships, Dura expects to continue to benefit from the supply base consolidation trends.

     Dura has continued to focus on the diversification of its customer and product base. Approximately 60% of Dura's revenues in 2003 were generated from sales to the top automotive OEM's in the world including, General Motors, Ford, Toyota, DaimlerChrysler, Renault-Nissan, Volkswagen, PSA Group, Honda, Fiat and BMW. In addition, the trend toward module sourcing has enabled Dura to expand its customer base to include large Tier 1 automotive suppliers, including Lear Corporation and Johnson Controls, which accounted for approximately 13% of Dura's revenues in 2003. Additionally, approximately 11% of Dura's revenues in 2003 came from recreation vehicle customers including Fleetwood, Winnebago and numerous aftermarket distribution channels.

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

     Module Sourcing. As OEMs continually seek to reduce their costs and asset base, they are increasingly relying on suppliers to produce integrated modules. Modules, which differ from systems, are sub-assemblies at a specific location in the vehicle that incorporate components from various functional systems and are supplied to the OEM already assembled. A system refers to a specific function within the vehicle that incorporates components, which may be dispersed throughout the vehicle. Interior modules or complete interiors can include the cockpit, seats, doors, door trim, overhead, electronics and other components. Often the modules are supplied to OEM factories on a just-in-time basis, which involves the complex sequencing of discrete modules with specific vehicle build schedules. Suppliers with in-line-vehicle-sequencing ("ILVS") capabilities will have access to these contract opportunities. Dura continues to invest in and expand its ILVS capabilities for products such as complex glass modules and exterior trim packages.

     While current OEM purchasing strategies do not allow for single outsourcing of interior mechanical assemblies, Dura believes that the trend toward module outsourcing will change this environment. As a result, the buying power of emerging interior suppliers will increase rapidly as sourcing responsibility is delegated through modular outsourcing. This anticipated change in outsourcing strategies will present Dura with significant opportunities to provide "one stop shopping" for complete interior mechanisms.

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

     Dura has 33 manufacturing facilities outside the United States, including locations in Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom. In addition, Dura has formed strategic alliances, which range from investments in other manufacturers to informal understandings, which are designed to provide Dura access to new customers and geographic markets including Japan and India, and also the capability of offering complementary products. Dura has technical design and development capabilities in each of the major regions that it has manufacturing facilities. Dura has also relocated technical personnel resources to locations in which OEMs will develop "world cars." By participating in the design of these vehicles and through implementation of manufacturing processes near the point of use, Dura believes it can continue to expand on its international presence.

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

     Utilization of Light-Weight Materials. Concern over the environmental impact of the automotive industry has been growing resulting in European and U.S. regulations of vehicle emissions becoming more stringent. The automotive manufacturer's need to improve overall fuel economy in vehicles has led to the trend toward minimizing vehicle weight. The use of light-weight materials such as aluminum is on the rise and heavier traditional materials such as steel and iron are being replaced whenever possible.

  BUSINESS STRATEGY

     Dura's primary business objective is to capitalize on the consolidation, globalization and system sourcing trends in the automotive supply and recreation vehicle industries in order to be the leading provider of the systems Dura supplies to OEMs worldwide. OEMs are increasingly seeking suppliers capable of providing complete systems rather than suppliers who only provide separate component parts. A key element of Dura's growth strategy has been to add to its ability to provide complete systems to its OEM customers. Historically, Dura's growth has come from acquisitions. Presently Dura's focus is on expanding its relationships with strategic customers and increasing its portfolio of differentiated products, which is expected to result in a higher ratio of organic versus acquisitive growth. Since Dura's inception in 1990, it has completed several strategic acquisitions that have increased its product and customer base, as well as increased its global presence.

     Presently, Dura is focusing on the following four key strategies:

     Aggressively Reduce Debt. Dura's top priority is to reduce debt. Dura has done so by maximizing its cash flow available for debt reduction by maximizing operating efficiencies, implementing a disciplined capital expenditure program and divesting non-core operating assets. Dura intends to continue leveraging its existing asset base through a disciplined capital expenditure program focused on return on invested capital in which annual expenditures remain below depreciation levels. In addition, Dura intends to focus on strategic partnerships and alliances that do not require significant upfront cash investments to pursue new business opportunities.

     Focus on Business Lines with Acceptable Returns. Dura continues to shift its growth strategy from one focused on acquisitions to a strategy focused more on organic growth. As part of this strategy, Dura has placed a greater emphasis on achieving higher returns on its investments, as well as on each business line.

     Maximize Low-Cost Production Capabilities. Dura continuously implements strategic initiatives designed to improve product quality while reducing manufacturing costs. In addition, Dura continually evaluates opportunities to maximize its facility and asset utilization worldwide. Dura also seeks to capitalize on opportunities to expand its manufacturing capabilities in low-cost regions of the world, that are anticipated to develop into future domestic sales to emerging markets.

     Accelerate Investments in New Product and Process Technologies. Dura intends to accelerate its investments in new product and manufacturing process technologies to strengthen and differentiate its product portfolio. Dura also intends to continue its efforts to develop innovative products and manufacturing processes to serve its customers better globally and improve its product mix and profit margins.

  COMPANY HISTORY

     Dura Automotive Systems, Inc. is a holding company whose predecessor was formed in 1990 by Hidden Creek Industries ("Hidden Creek"), Onex Corporation ("Onex"), J2R Corporation ("J2R') and certain others for the purpose of acquiring certain operating divisions from the Wickes Manufacturing Company ("Wickes"). Onex is a publicly-owned holding company based in Canada. Onex holds approximately 35,000 shares of Dura's Class A common stock and approximately 1.4 million shares of Dura's Class B common stock. Hidden Creek is a private industrial management company that is a partnership comprised of Onex and J2R and is based in Minneapolis, Minnesota. Hidden Creek has provided certain strategic, financial and acquisition services to Dura and has been its strategic partner since Dura's inception, which has enabled its management to devote its attention to Dura's existing operations. A member of Dura's board of directors is the founder of Hidden Creek and is the President of J2R.

     Since the completion of the acquisition of the automotive parking brake and cable business and light duty cable business ("the Brake and Cable Business") of Alkin Co. ("Alkin"), Dura has successfully completed the following strategic acquisitions, joint ventures and divestitures:

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

     - In December 1996, Dura acquired KPI Automotive Group ("KPI") from Sparton Corporation for approximately $78.8 million. KPI manufactured shifter systems, parking brake mechanisms, brake pedals and underbody tire carriers for the North American automotive industry from facilities in Indiana and Michigan. The acquisition added significant market penetration in console-based shifter systems, increased platform content and added a significant new product line in underbody tire carriers.

     - In January 1997, Dura acquired the VOFA Group ("VOFA") for approximately $38.0 million in cash and assumed indebtedness, plus contingent payments. VOFA designed and manufactured shifter cables, brake cables and other light duty cables for the European automotive and industrial markets from facilities in Dusseldorf, Gehren and Daun, Germany and Barcelona, Spain. The acquisition added new customers such as Mercedes, Volkswagen and BMW, providing a strong European position. This established Dura's cable manufacturing capabilities globally.

     - In May 1997, Dura acquired the automotive parking brake business from Excel for approximately $2.9 million. The acquisition increased Dura's penetration of the parking brake market and expanded Dura's relationship with DaimlerChrysler.

     - In August 1997, Dura acquired GT Automotive Systems, Inc. ("GT Automotive") for approximately $45.0 million in cash and assumed indebtedness, plus contingent payments. GT Automotive designed and manufactured column-mounted shifter systems and turn signal and tilt lever assemblies for North American OEMs. At the time of the acquisition, GT Automotive had a substantial share of the North American column-based shifter market. The acquisition of GT Automotive, combined with Dura's existing position in console-based shifter systems, increased Dura's share of the North American shifter market to the leading position. In addition, the acquisition added Nissan as a customer.

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

     - In December 1997, Dura acquired REOM Industries ("REOM") for approximately $3.7 million. REOM, located in Australia, generated approximately $10.0 million of revenue on an annualized basis and produced parking brakes, jacks, pedal assemblies, hinges and latches for the automotive industry. Their largest customers included Ford, Holden Limited, and Delphi Automotive Systems. In August 2001, after management identified the business as non-core to Dura's strategy for the future, Dura divested this operation resulting in a charge of approximately $7.5 million in the third quarter of 2001. Approximately $2.0 million of this charge was cash related.

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

     - In August 1998, Dura acquired the hinge business from Tower Automotive, Inc. ("Hinge Business") for approximately $37.3 million. The Hinge Business had annual revenues of approximately $50.0 million and manufactured automotive hood and deck lid hinges.

     - In March 1999, Dura acquired Excel for approximately $155.5 million in cash, 4.9 million shares of Dura Class A Common Stock and the assumption of $164.3 million in indebtedness. Excel designed and manufactured window, door and seating systems for the automotive, recreation vehicle, heavy truck and mass transit markets and appliances and hardware for the recreation vehicle market. Excel also manufactured decorative trim for the automotive market and complex injection molded parts for the consumer and industrial markets. Revenues for 1998 were approximately $1.1 billion. The acquisition of Excel provided Dura with new, value-added product lines and strengthened Dura's relationship with important customers such as Ford, DaimlerChrysler, Volkswagen and BMW.

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

     - In June 1999, Dura acquired Metallifacture Limited ("Metallifacture") from Bullough plc. Metallifacture, located in Nottingham, England, was a manufacturer of jacks and tire carriers for the European automotive industry. It had revenues of approximately $25 million and its major customers include Ford, General Motors, Rover, Nissan and Volkswagen.

     - In November 1999, Dura acquired the seat adjusting business of Meritor Automotive, Inc. ("Meritor Seats") for total cash consideration of $130 million. Meritor Seats manufactured seat track adjusting mechanisms for the North American automotive industry. Meritor Seats, with operations in Bracebridge, Ontario and Gordonsville, Tennessee, had revenues of approximately $130 million and is a Tier II supplier to Lear Corporation and other automotive interior suppliers.

     - In January 2000, Dura purchased the Jack Division of Ausco Products, Inc. ("Ausco") for total cash consideration of $9 million. Ausco, with operations in Benton Harbor, Michigan, produced automotive jacks primarily for North American OEMs and had revenues of approximately $13 million. During 2002, in order to improve capacity utilization, Dura announced a plan to combine the Benton Harbor, Michigan operations with the Butler, Indiana operations and close the Benton Harbor, Michigan location. The plan was completed by September 30, 2003.

     - In June 2000, Dura increased its ownership interest in a previously majority owned subsidiary by acquiring the remaining outstanding interests in Bowden TSK ("Bowden"). Bowden, located in the U.K., produced automotive cables for European OEMs.

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

     - During the fourth quarter of 2002, Dura adopted a plan to divest its Mechanical Assemblies Europe business, as it believed this business would not assist Dura in reaching its strategic growth and profitability targets for the future. The Mechanical Assemblies Europe business generated annualized revenues of approximately $111.9 million from facilities in Grenoble and Boynes, France; and Woodley, Nottingham and Stourport, UK. In March 2003, Dura completed the divestiture of its Mechanical Assemblies Europe business to Magal Engineering and members of the local management group, located in Woodley, England. The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under Statement of Financial Accounting Standards ("SFAS") No. 144 (See
       Note 3 to the consolidated financial statements). In conjunction with the decision to divest this business, Dura recorded a loss from the Mechanical Assemblies Europe business of approximately $107.4 million in the fourth quarter of 2002, of which approximately $15.0 million was paid for in cash. Including the previously disclosed and reported divestiture of the Steering Gear product line in the second quarter of 2002 and exit of the European pedal product line in the third quarter of 2002, the total loss from discontinued operations for the year ended December 31, 2002 was $126.6 million, on which no tax benefit was recorded. These losses relate primarily to asset write-downs of $53.3 million, contractual commitments and transaction related costs of $15.0 million, and year-to-date operating losses of $58.3 million. The operating losses included a pension settlement charge of $18.1 million and facility consolidation costs related to the Steering and Pedal product line disposals completed in second and third quarter of 2002 of $19.2 million and $2.4 million, respectively. During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter. Additionally, net negative adjustments totaling $1.8 million were recorded during 2003 from a less favorable settlement of retained liabilities than anticipated, resulting in a net loss from discontinued operations of approximately $2.8 million in the year ended December 31, 2003.

     - In July 2003, Dura acquired Creation Group from Heywood Williams Group PLC (United Kingdom). The Creation Group is a premier designer and manufacturer of windows, doors and specialty products for the North American recreation vehicle, motor vehicle accessories and manufactured housing markets. The Creation Group, headquartered in Elkhart, Indiana, had 2002 revenues of approximately $145 million, and has approximately 1,100 employees at 10 facilities in Indiana, Ohio and Pennsylvania. Financial terms of the deal included a purchase price of $57 million, subject to a working capital adjustment and an earn out provision of an additional $3 million if the acquired entity achieves certain financial targets. Dura used cash on hand to finance the transaction. The acquisition of the Creation Group provided Dura with increased product offerings and added design and production capability in the recreation vehicle industry. The acquisition also broadened Dura's dealings with customers such as Fleetwood and Thor Industries and added new relationships with Leer Manufacturing, Raider Industries and Century Fiberglass.

  PRODUCTS

     Dura is the world's largest independent designer and manufacturer of driver control systems for the global automotive industry. Dura is also a leading global supplier of seating control systems, glass systems, structural door modules, engineered assemblies, exterior trim systems and mobile products.

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

     A brief summary of each of Dura's principal product categories is set forth below:

PRODUCT CATEGORY                                            DESCRIPTION
----------------                                            -----------
Driver Control Systems.................  Adjustable and traditional pedal systems, electronic throttle controls, electronic and
                                         traditional parking brake systems, cable systems,
                                         hybrid electronic and traditional gear shift
                                         systems, steering columns components and
                                         assemblies, instrument panel beams, and integrated
                                         driver control modules
Seating Control Systems................  2, 4, 6 and 8-way power and manual seat adjusters, first, second and third row applications, complete
                                         seat structures, seat recliner assemblies,
                                         electronic seating control modules
Glass Systems..........................  Reaction injection molding ("RIM") and polyvinyl chloride ("PVC") glass encapsulated windows,
                                         integrated liftgate modules, manual and power
                                         backlite assemblies, 1, 2 or 3-sided glass
                                         modules, drop-door glass, hidden hardware glass
                                         and integrated greenhouse systems
Structural Door Modules................  Aluminum and steel body-in-white door modules, side impact beams, window lift systems, anti-pinch
                                         window lift systems
Engineered Assemblies..................  Spare tire carriers, jacks and tool kit assemblies, hood and tailgate latch systems and
                                         hinge assemblies
Exterior Trim Systems..................  Roof trim moldings, side frame trim, A, B &
                                         C-pillar cappings, body color trim and bright trim
Mobile Products........................  Recreation vehicle appliances (water heaters, furnaces, stoves and ranges), seat frames and
                                         mechanisms, door assemblies, window systems and
                                         other hardware

     The following table sets forth the approximate composition of Dura's revenues from continuing operations by product category for the last three fiscal years:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
PRODUCT CATEGORY                                               2003     2002     2001
----------------                                              ------   ------   ------
Driver Control Systems......................................    35%      34%      34%
Seating Control Systems.....................................    15%      15%      16%
Glass Systems...............................................    15%      14%      14%
Structural Door Modules.....................................     8%      11%       8%
Exterior Trim Systems.......................................     7%       7%       7%
Engineered Assemblies.......................................     7%       8%      10%
Mobile Products.............................................     7%       7%       6%
Other.......................................................     6%       4%       5%
                                                               ----     ----     ----
  Total.....................................................   100%     100%     100%
                                                               ====     ====     ====

     See Note 11 to the consolidated financial statements for more information regarding Dura's revenues by product category.

  CUSTOMERS AND MARKETING

     The North American vehicle component supply industry is led by GM, Ford and DaimlerChrysler. New domestic manufacturers as a whole accounted for approximately 25 percent of the market in 2003. In North America, Dura supplies its products primarily to Ford, GM, DaimlerChrysler and Lear Corporation (Lear). Dura has also expanded its global presence through acquisitions and internal growth. Dura has added new customers and increased penetration into certain existing customers such as BMW, Volkswagen, Toyota, Nissan-Renault and PSA (Peugeot and Citroen).

     In 2003, over 70 percent of total worldwide light vehicle production occurred outside of North America. Dura derives a significant amount of its revenues from sales to OEMs located outside of North America. In Europe, Dura supplies its products primarily to Volkswagen, GM/Opel, Ford, BMW, PSA, Renault/ Nissan, and DaimlerChrysler. Set forth below is a summary of Dura's sales from continuing operations by geographic region for 2003, 2002 and 2001:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
REGION                                                         2003     2002     2001
------                                                        ------   ------   ------
North America...............................................    60%      67%      70%
Europe......................................................    38%      32%      29%
Other.......................................................     2%       1%       1%
                                                               ----     ----     ----
  Total.....................................................   100%     100%     100%
                                                               ====     ====     ====

     See Note 11 to the consolidated financial statements for more information relating to revenues and long-lived assets for each geographic area referenced above.

     The following is a summary of Dura's significant customers based on sales from continuing operations for 2003, 2002 and 2001:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
CUSTOMER                                                       2003     2002     2001
--------                                                      ------   ------   ------
Ford........................................................    20%      26%      25%
GM..........................................................    14%      14%      15%
Lear........................................................    12%      12%      13%
DaimlerChrysler.............................................     9%      10%      10%
Volkswagen..................................................     9%       8%       8%
BMW.........................................................     4%       4%       3%
Renault-Nissan..............................................     2%       3%       3%
PSA (Peugeot and Citroen)...................................     2%       2%       2%
Johnson Controls, Inc. (JCI) ...............................     1%       2%       1%
Toyota......................................................     1%       1%       1%
Honda.......................................................     1%       1%       1%
Fleetwood...................................................     1%       1%       1%
Other.......................................................    24%      16%      17%
                                                               ----     ----     ----
  Total.....................................................   100%     100%     100%
                                                               ====     ====     ====

     Dura's automotive customers award contracts for a particular car platform, which may include more than one car model. Such contracts range from one year to the life of the models, which is generally three to seven years, and do not require the customer to purchase a minimum number of parts. Dura also competes for new business to supply parts for successor models. Because Dura supplies parts for a broad cross-section of both new and mature models, its reliance on any particular model is minimized. Dura manufactures products for many of the most popular car, light truck, sport utility and mini-van models in North America and Europe.

     Major customers for Dura's recreation vehicle products include Fleetwood Enterprises, Winnebago Industries, Thor Industries, Damon Corporation, Jayco, Coachmen Industries, Monaco Coach Corporation, Motor Coach Industries and Navistar International Corporation. Sales and engineering groups are located in Rockford, Illinois and Elkhart, Indiana to service these customers. Customers in the recreation vehicle products market generally negotiate annual pricing contracts without firm order commitments and long purchase order lead times. Therefore, the recreation vehicle group does not have a significant backlog of orders at any particular time.

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

     Dura has approximately 500 patents granted or in the application process. The patents granted expire over several years beginning in 2004. Although Dura believes that, taken together, the patents are significant, the loss or expiration of any particular patent would not be material to Dura.

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

     Dura utilizes frequent communication meetings at all levels of manufacturing to provide training and instruction as well as to assure a cohesive, focused effort toward common goals. Dura encourages employee involvement in all aspects of its business and views such involvement as a key element in its success. Dura also aggressively pursues involvement from its suppliers, which is necessary to ensure consistent high quality and on time delivery of raw materials and components. Where practical, Dura utilizes component suppliers in the design and prototype stages of the new product development to facilitate the most comprehensive, state-of-the-art designs available. Dura has made substantial investments in manufacturing technology and product design capability to support its products. This includes modern manufacturing equipment, fineblanking, sophisticated CAD systems and highly-trained engineering personnel. These advanced capabilities enable Dura to deliver superior product quality at globally competitive prices.

     The automotive industry has maintained a rigorous quality management system known as QS-9000. Suppliers must be registered as QS-9000 compliant by independent auditors as a condition of doing business with specific automotive customers. Dura has received QS-9000 registration at all of its automotive facilities and maintains this status by demonstrating continuous improvement in manufacturing capability and support processes. Dura is transitioning its quality management system from QS-9000 to TS 16949. TS 16949 is more stringent than QS-9000 and is the first globally commonized automotive specification. The transition to

TS 16949 is targeted for completion in calendar year 2004. In addition, Dura has received ISO 9000 registration for all facilities that serve the recreation vehicle markets.

     Dura's plants have been recognized by its customers with various awards, such as the DaimlerChrysler Gold Award, GM Target for Excellence, Isuzu Quality Achievement Award, Lear Hall of Fame Award, Nissan Quality Master Award, Nummi Delivery Performance Award and VW Premier Supplier Award. Dura has also received an "A" rating at PSA and Renault-Nissan. Moreover, Dura's recreation vehicle group has been the recipient of Fleetwood Industries Circle of Excellence:
Quality Supplier Award for many years as well as WDA Supplier of the Year.

     Dura has implemented an environmental management system at its manufacturing locations. The system meets the ISO-14001 standard and is registered as compliant by independent auditors. The system assists Dura in being a clean corporate citizen and provides a framework for managing environmental aspects. Approximately 90 percent of Dura's manufacturing locations maintain independent registration to ISO-14001.

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

     Dura is the world's largest independent designer and manufacturer of driver control systems for the global automotive industry. Dura is also a leading global supplier of seating control systems, glass systems, structural door modules, engineered assemblies, exterior trim systems and mobile products. Set forth below is a brief summary of Dura's most significant competitors in several major product categories:

     (1) Driver Control Systems:

          Automotive Cables. Dura is the leading producer of automotive cables in both North America and Europe. Major competitors include Teleflex Incorporated ("Teleflex") and Hi-Lex Corporation ("Hi-Lex") in North America and Kuester & Co. GmbH ("Kuester"), Ficosa International, S.A. ("Ficosa") and Sila Holding Industriale ("Sila") in Europe.

          Parking Brakes. Dura is the leading producer of traditional and electronic parking brakes in North America. Traditional parking brake competitors include Flex N Gate, Magna International Inc. ("Magna"), Ficosa and Aisin Seiki. Dura's competitors in Europe include Scharwaechter GmbH & Co. ("Edscha") and Ficosa. Competitors in the electronic parking brake market include Kuester, Ficosa, TRW and Bosch.

          Transmission Shifters. Dura is a leading producer of transmission shifters in North America, with its only significant competitor being Grand Haven Stamped Products. Dura has three competitors in Europe, Teleflex, Ficosa, and Sila.

          Pedal Systems. Dura's primary competitors in pedal systems are Teleflex, KSR and Williams in North America.

     (2) Seating Control Systems: Dura's primary competitors in seat adjusters are the in-house operations of Lear, JCI, Intier Automotive (Intier) and Faurecia. In addition to Lear, JCI, Intier and Faurecia, independent competition exists in North America, which includes Brose Fahrzeagteile Glaswerke GmbH & Co. (Brose) and C. Rob Hammerstein GmbH & Co. KG (Hammerstein). Independent competition in Europe includes Brose, Hammerstein and Keiper Recaro GmbH & Co.

     (3) Glass Systems: Dura's primary competitors in window systems are Magna, Libbey-Owens Ford Co., PPG Inc. and Guardian Industries, Inc. in North America and Sekurit and Pilkington in Europe.

     (4) Engineered Assemblies:

          Hood Latches. Dura is the number one producer of hood latches in North America with only one other major competitor, Magna.

          Jacks. There are only two major jack suppliers in North America, Dura and Flex N Gate. Dura and Flex N Gate are the two largest competitors in Europe with Batz, Bilstein and Storz sharing the remaining market.

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

  SEASONALITY

     A significant portion of Dura's business is directly related to automotive and recreation vehicle sales and production by its customers, which is highly cyclical and depends on general economic conditions, consumer spending and preferences. Any significant reduction in vehicle production and sales by Dura's customers would have a material adverse effect on its business. The North American automotive and recreation vehicle market, Dura's largest market, experienced a downturn that began in 2000 and continued into 2001. As such, Dura's sales declined in line with the reduced volumes. To offset the reduction in production volumes, Dura accelerated its structural cost reduction efforts. North American sales recovered in 2002 and continued into 2003, with the help of incentive programs offered by the OEMs. This had a positive effect on Dura's sales for 2002.

     Dura has operations in several major regions of the world and economic conditions in these regions often differ, which may have varying effects on its business. The recent strengthening of the Euro relative to the U.S. dollar resulted in a positive impact to Dura's results of operations during 2002 and 2003.

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

  EMPLOYEES

     As of December 31, 2003, Dura employed approximately 9,400 people in North America, 7,600 in Europe and 800 in other regions of the world. A substantial number of Dura's employees are members of unions. Dura has collective bargaining agreements with several unions including: the UAW; the CAW; the International Brotherhood of Teamsters; and the International Association of Machinists and Aerospace Workers. Virtually all of Dura's unionized facilities in the United States and Canada have a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of its other labor contracts. The majority of Dura's European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. Although Dura believes that its relationship with its union employees is generally good, there can be no assurance that Dura will be able to negotiate new agreements on favorable terms. In the event Dura is unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on the operations of Dura.

(b)  SAFE HARBOR PROVISIONS

     Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by use of the words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate" and similar words, although some forward-looking statements may be expressed differently. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to:

     - Reliance on Major Customers and Selected Vehicle Programs. Dura's largest customers, Ford, GM, Lear, DaimlerChrysler and Volkswagen, represented approximately 20 percent, 14 percent, 12 percent, 9 percent and 9 percent, respectively, of Dura's 2003 revenues. Any significant reduction in the demand for vehicles manufactured by Ford, GM, DaimlerChrysler or Volkswagen or products manufactured by Lear for which we produce components and assemblies or for certain other key vehicle models or group of related vehicle model sold by any of Dura's other major customers could have a material adverse effect on Dura's existing and future revenues and net income.

     - Industry Cyclicality and Seasonality. The automotive and recreation vehicle end customer markets are highly cyclical and both markets are dependent on consumer spending. Economic factors adversely affecting automotive and recreation vehicle production and consumer spending could adversely impact

       Dura. We typically experience decreased volumes during the third quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers. In addition, because we have significant fixed production costs, relatively modest declines in our customers' production levels can have a significant adverse impact on our profitability.

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

     - Failure to Obtain Raw Materials at Favorable Prices. Numerous raw materials are used in the manufacture of Dura's products. Dura's principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production and (3) glass in window systems. The types of steel Dura purchases includes hot and cold rolled, galvanized, organically coated and aluminized steel. Overall, steel accounted for a significant component of Dura's raw material costs in 2003. The domestic steel industry has experienced substantial financial instability due to numerous factors, including energy costs and the effect of foreign competition and demand. The prices of Dura's principal raw materials continually fluctuate. Moreover, Dura may be materially and adversely affected by the failure of our suppliers to perform as expected. In addition, Dura may be unable to pass on the increased costs of raw materials to its customers. Dura's inability to pass on increased raw material costs to its customers could adversely affect its business, results of operations and financial condition.

     - Product Liability Exposure. Dura faces an inherent business risk of exposure to product liability claims from its customers and consumers in the event that its products fail to perform to specifications or result in personal injury or death, and there can be no assurance that Dura will not experience material product liability losses in the future or that we will not incur significant costs to defend these claims. In addition, if any Dura-designed products are or are alleged to be defective, Dura may be required to participate in a product recall involving those products. Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more system integration functions, OEMs are increasingly looking to their suppliers for contribution when faced with product recalls, product liability or warranty claims. Dura cannot assure you that the future costs associated with providing product warranties will not be material.

     - Work Stoppages and Other Labor Matters. A significant number of Dura's employees are unionized. Dura cannot assure you that it will not encounter strikes, further unionization efforts or other types of conflicts with labor unions or its employees. Any of these factors may have an adverse effect on Dura or may limit our flexibility in dealing with its workforce. In addition, many OEMs and their suppliers have unionized workforces. Work stoppages or slow-downs experienced by OEMs or their suppliers could result in slow-downs or closures of assembly plants where Dura's products are included in assembled vehicles. In the event that one or more of Dura's customers experience a material work stoppage, such work stoppage could have a material adverse effect on Dura's business.

     - Substantial Leverage. Dura has a significant amount of indebtedness. Dura's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond Dura's control. In addition, since a portion of Dura's indebtedness is at variable rates of interest or has been effectively converted to a variable rate, Dura will be vulnerable to increases in interest rates, which could have a material adverse effect on its results of operations, liquidity and financial condition.

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

     In addition, Dura generates a significant portion of its revenues and incurs a significant portion of its expenses in currencies other than U.S. dollars. To the extent that it is unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on Dura's financial results. The strengthening of the European currencies in relation to the U.S. dollar had a positive impact on Dura's revenues in 2003.

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

     Dura believes that the productive capacity and utilization of its facilities is sufficient to allow Dura to conduct its operations in accordance with its business strategy. All of Dura's owned facilities are subject to liens under its new revolving credit facility ("New Credit Agreement"). The following table shows the principal facilities of Dura as of December 31, 2003:

                                                               NUMBER OF
COUNTRY                                                          SITES
-------                                                        ---------
Brazil......................................................       1
Canada......................................................       3
China.......................................................       1
Czech Republic..............................................       3
France......................................................       6
Germany.....................................................       9
Mexico......................................................       2
Portugal....................................................       2
Slovakia....................................................       1
Spain.......................................................       3
United Kingdom..............................................       2
United States...............................................      34
                                                                  --
  Total.....................................................      67
                                                                  ==

     Dura's manufacturing facilities have a combined square footage in excess of 7,967,000, approximately 82 percent of which is owned and approximately 18 percent is leased. To increase efficiency, Dura expects to consolidate the operations of certain of its manufacturing facilities and technical centers over the next twelve months.

     In some cases, several of Dura's manufacturing sites, technical centers and/or product development centers and sales activity offices are located at a single multi-purpose site. As of December 31, 2003, Dura had sites that contain technical design and development capabilities in each of the major regions that support customers around the world.

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

     In late 1994, Ford issued a recall of a series of manual transmission Ford F-Series pickups to repair the self-adjust parking brakes originally manufactured by the brake and cable business of Alkin Co. (which Dura acquired in August 1994). The type of alleged failures that prompted the F-Series recalls have led to a number of claims and lawsuits filed against Ford, one of which culminated in a July 1998 award of punitive damages against Ford of more than $151.0 million (which was subsequently reduced on appeal to $69.0 million), which Ford appealed and a new trial on punitive damages has been granted because the trial court failed to limit the punitive damages award to a reasonable amount. In December 2003, Ford agreed not to seek any amount from Dura in connection with this lawsuit. Dura is not presently aware of any open self-adjusting parking brake claims against Ford with respect to which Ford may elect to seek contribution from Dura. Dura has worked with Ford to address the claims previously arising from the self-adjusting parking brakes and does not believe that those claims have adversely affected its business relationship with Ford.

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

     In June 2000, Dura settled two product recall matters involving speed control and secondary hood latches manufactured for Ford through a cost sharing agreement with Ford. In connection with the settlement, we paid $40.0 million ($20 million in July 2000, followed by three equal payments totaling $20 million in July 2001, July 2002 and July 2003) to resolve Ford's claims relating to these recalls.

     In September 2002, Dura settled a product recall matter involving a parking brake mechanism manufactured for Land Rover. In connection with the settlement, Dura agreed to pay Pound Sterling 2.8 million (approximately $4.5 million) and in return, Dura received a release from further liability as a result of this recall.

     In December 2002, Renault-Nissan issued a claim to Dura requesting payment for a recall of its Almera and Tino vehicles due to alleged malfunctions of the parking brake mechanism. This recall included approximately 125,000 vehicles manufactured world-wide. Dura is currently working with the customer to resolve this matter.

     Dura faces an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as expected and such failure of the products results, or is alleged to result, in bodily injury and/or property damage. Dura cannot assure that it will not experience any material warranty or product liability losses in the future or that it will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective, Dura may be required to participate in a recall involving such products. Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against Dura or a requirement to participate in a product recall may have a material adverse effect on Dura's business. OEMs are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which Dura supplies products to an OEM, an OEM may hold Dura responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Dura carries insurance for certain legal matters including product liability; however, Dura no longer carries insurance for recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. Dura has established reserves for matters that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to Dura's business will not have a material adverse impact on the consolidated financial position, results of operations, or cash flows of Dura; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

  ENVIRONMENTAL MATTERS

     Dura is subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. While Dura devotes resources for maintaining compliance with these requirements, there can be no assurance that Dura operates at all times in complete compliance with all such requirements. Dura could be subject to potentially significant fines and penalties for any noncompliance that may occur. Although Dura has made and will continue to make capital and other expenditures to comply with environmental requirements, Dura does not expect to incur material capital expenditures for environmental controls in 2004.

     Some of Dura's operations generate hazardous substances. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any of Dura's current or former properties or at a landfill or another location where Dura has disposed of waste, Dura may be held liable for the contamination, and the amount of such liability could be material.

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

     The Mancelona groundwater contamination matter is subject to an indemnity from Wickes. In connection with Dura's acquisition of certain assets from Wickes in 1990, Wickes agreed to indemnify Dura with respect to certain environmental liabilities associated with Wickes' operation of the subject facilities subject to a $750,000 basket up to a $2.5 million cap (which has not been reached). Dura will be obligated to indemnify Wickes with respect to any liabilities above such cap. Wickes has acknowledged that Dura made a timely and adequate claim for indemnification with respect to the Mancelona matter, and has been paying indemnification claims relating to the Mancelona matter, subject to a reservation of rights.

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

     There were no matters submitted to a vote of stockholders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock is traded on the Nasdaq National Market under the symbol "DRRA." The following table sets forth, for the periods indicated, the low and high closing sale prices for the Class A common stock as regularly quoted on Nasdaq.

                                                               LOW     HIGH
                                                              -----   ------
2003
  First Quarter.............................................  $5.50   $11.08
  Second Quarter............................................   5.35    10.40
  Third Quarter.............................................   9.52    11.78
  Fourth Quarter............................................   9.00    13.19
2002
  First Quarter.............................................  $10.19  $19.78
  Second Quarter............................................  19.13    25.68
  Third Quarter.............................................  11.95    20.00
  Fourth Quarter............................................   8.08    13.25

     As of March 8, 2004, there were 876 holders of record of the outstanding Class A common stock and 6 holders of record of the outstanding Class B common stock.

     Dura has not declared or paid any dividends on its Common Stock in the past and does not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of Dura. In addition, Dura's ability to pay dividends is limited under the terms of the $400.0 million 8 5/8 percent senior unsecured notes ("Senior Notes") indenture and $458.5 million and Euro 100.0 million 9 percent senior subordinated notes ("Subordinated Notes") indenture and by the terms of its New Credit Agreement. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for Dura presented below for, and as of the end of each of the years in the five-year period ended December 31, 2003, is derived from Dura Automotive Systems, Inc.'s Consolidated Financial Statements. The four year period ended December 31, 2003 has been audited by Deloitte & Touche LLP, independent public accountants. The consolidated financial statements at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 and the independent auditor's report thereon are included elsewhere in this report. The consolidated financial statements at December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Dura's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.

                                                      YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.........................  $2,380,794   $2,360,323   $2,333,705   $2,465,416   $2,067,695
Cost of sales....................   2,089,243    2,035,021    2,013,585    2,084,428    1,748,706
S, G & A expense.................     154,935      135,571      134,380      153,931      119,378
Facility consolidation, product
  recall and other charges.......       9,252       16,121       24,119       14,948       16,246
Amortization expense.............         370          989       26,725       27,091       23,239
Operating income.................     126,994      172,621      134,896      185,018      160,126
Interest expense, net............      81,921       83,908      100,514      111,929       81,046
Loss on early extinguishment of
  debt...........................       2,852        5,520           --           --        8,492
Provision for income taxes.......      14,355       37,605       10,589       29,904       32,585
Income from continuing
  operations.....................      25,131       43,102       21,224       40,740       35,558
Income (loss) from discontinued
  operations, net of income
  taxes..........................      (2,793)    (126,581)     (10,005)       1,037        8,809
Cumulative effect of change in
  accounting, net................          --     (205,192)          --           --       (3,147)
Net income (loss)................      22,338     (288,671)      11,219       41,777       41,220
                                   ----------   ----------   ----------   ----------   ----------
Basic earnings per share from
  continuing operations..........  $     1.37   $     2.39   $     1.19   $     2.33   $     2.19
Diluted earnings per share from
  continuing operations..........  $     1.35   $     2.31   $     1.18   $     2.29   $     2.14

                                                          AT DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..................  $  248,010   $  212,063   $   80,642   $  169,005   $  162,949
Total assets.....................   2,115,432    1,936,933    2,121,604    2,357,047    2,444,867
Long-term debt(a)................   1,192,876    1,069,054    1,012,127    1,156,826    1,175,898
Mandatorily Redeemable
  Convertible Trust Preferred
  Securities(a)..................                   55,250       55,250       55,250       55,250
Stockholders' investment.........     330,587      204,802      442,397      453,394      430,996

---------------

(a) Dura adopted the provisions of FIN 46 effective December 31, 2003, resulting in the reclassification of the $55,250 of Mandatorily Redeemable Trust Preferred Securities from the mezzanine section of the balance sheet to a long-term liability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This discussion should be read in conjunction with Dura's Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.

OVERVIEW

     Dura's results of operations were impacted by several global economic factors during 2003. Total North American vehicle production in 2003 was approximately 15.9 million as compared to 16.4 million in 2002, both increases from the 2001 level of approximately 15.5 million units. North American vehicle production during 2003 continued to be favorably impacted by the ongoing sales incentives provided by the OEM's, which began in late 2001. European vehicle production was approximately 19.5 million in 2003, 19.2 in 2002 and 19.4 million in 2001. Approximately 60% of Dura's total revenues were generated in North America during 2003, as compared to 67% in 2002. Dura's cost of production is higher in Europe as compared to North America; thus, its future profitability could be impacted as volumes change and /or as new business is awarded, should its current cost structure and revenue mix by geographic location remain consistent. Dura is taking numerous actions to improve its cost structure, including the various restructuring activities and plant consolidations undertaken during 2003. Similar actions will continue into 2004 as Dura works to maximize its facility and asset utilization worldwide.

     Given the significance of Dura's operations in Europe, the strengthening of the Euro against the dollar during 2003, resulted in a $167.5 million positive impact to revenue in 2003 as compared to 2002. Should the strength of the Euro stabilize at its current levels, or continue to increase in 2004, Dura would anticipate a continued growth of the proportion of its revenues from Europe, resulting in a corresponding increase in cost of sales and downward pressure on gross margin for the reasons noted above. The strength of the Euro also has a significant impact on Dura's consolidated debt levels. At December 31, 2003, approximately $142.9 million of Dura's debt is denominated in Euro or other foreign currencies. The strengthening of the European currencies during 2003 had an approximate $23.6 million negative impact on Dura's total debt levels during 2003, holding all other factors constant.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

     Revenues. Revenues for the year ended December 31, 2003 increased by $20.5 million, or 0.9 percent, to $2,380.8 million from $2,360.3 million for 2002. Factors that favorably impacted revenue in 2003 included the partial year impact of the acquisition of the Creation Group of $61.5 million, the strengthening of the European currencies in relation to the U.S. dollar of $167.5 million and an increase in new business in Dura's core products. Factors that offset these favorable items included the impact of decreased volumes in the North American automotive market of approximately $75.0 million, continued weaknesses in the European automotive market impacted revenue by approximately $30.0 million and the run-out of Dura's conventional window regulator business of approximately $109.0 million.

     Cost of Sales. Cost of sales for the year ended December 31, 2003 increased by $54.2 million, or 2.7 percent, to $2,089.2 million from $2,035.0 million for 2002. Cost of sales as a percentage of revenues for the year ended December 31, 2003 was 87.8 percent, which is slightly up compared to 86.2 percent for 2002. The increase is due to the strengthening of the European currencies in relation to the U.S. dollar of approximately $137.8 million and increased employee benefit costs, partially offset by the net effect of the mid-year acquisition of the Creation Group and the run-out of the conventional window regulator business of approximately $39.1 million, operational and purchasing cost reductions and lower vehicle volumes.

     Selling, General, and Administrative Expense. Selling, general, and administrative expenses for the year ended December 31, 2003 increased by $19.4 million, or 14.3 percent, to $154.9 million from $135.6 million in 2002. As a percentage of revenue, selling, general and administrative expenses increased to
6.5 percent for 2003, compared to 5.7 percent for 2002. The increase in cost is primarily the result of the strengthening of the European currencies in relation to the U.S. dollar impacting selling, general and administrative expenses by approximately $7.5 million, increased employee benefit costs of approximately $4.5 million and increased acquisition, legal and insurance costs of approximately $7.4 million. Dura's goal is to redeploy or eliminate certain of its selling, general and administrative expenses to further support organic revenue growth in order to reduce selling, general, and administrative expense as a percentage of revenue to 6.0%.

     Facility Consolidation and Other Charges. As part of Dura's ongoing cost reduction and capacity utilization efforts, Dura has taken numerous actions to improve its cost structure during 2003. During the fourth quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The restructuring actions are anticipated to be complete by March 31, 2004. Dura expects to incur additional restructuring charges related to the exit of the Melun facility of approximately $0.4 million relating to facility closure and other costs through March 31, 2004.

     During the fourth quarter of 2003, in order to improve capacity utilization, Dura announced a plan to restructure its Pamplona, Spain facility and combine certain businesses with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $1.3 million, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $0.2 million of facility closure and other costs incurred during the fourth quarter of 2003. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $1.2 million in severance related costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Pamplona facility.

     During the third quarter of 2003, Dura continued its plan to exit certain of its non-core products and exited its thermostats product line in North America. Dura previously exited its European thermostat business in conjunction with the divestiture of its Mechanical Assemblies Europe business. This North American action resulted in a third quarter 2003 restructuring charge of $0.6 million, including asset impairment of $0.2 million and other facility consolidation costs of $0.4 million. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. Dura does not expect to incur any additional restructuring charges related to the exit of the North American thermostats product line.

     During the third quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Mount Carroll, Illinois facility and combine the business with other Dura operations. This action resulted in a third quarter 2003 restructuring charge of $0.4 million relating to severance. In continuation of these actions, Dura recorded $0.2 million of additional restructuring charges related to severance in the fourth quarter of 2003. Dura also expensed as incurred certain facility closure and other costs of $0.2 million during the third quarter of 2003. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. The restructuring actions are anticipated to be complete by March 31, 2004. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $0.6 million in severance costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Mount Carroll facility.

     During the second quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions, Dura recorded $0.6 million of additional restructuring charges in the third quarter of 2003, including severance of $0.5 million and facility closure and other costs of $0.1 million, and $0.7 million of severance in the fourth quarter of 2003. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. The restructuring actions are anticipated to be complete by March 31, 2004. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $0.8 million in severance related costs and $1.2 million in facility closure and other costs. Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of $0.5 million through March 31, 2004, including severance of $0.2 million and facility closure and other costs of $0.3 million.

     During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to exit its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million, accounted for in accordance with EITF 94-3. The charge related to the consolidation of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million, $0.3 million and $0.1 million during the first, second and third quarters of 2003, respectively. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations. The charge related to the consolidation of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. During the third quarter of 2003, Dura reevaluated its French operations and decided not to close the Cauvigny facility. As a result, Dura reversed the severance reserves originally established in the fourth quarter of 2002 of approximately $8.5 million, consisting of the original $7.7 million severance charge as adjusted for the effects of changes in foreign currency exchange rates. In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. The restructuring actions are anticipated to be complete by March 31, 2004. Dura does not expect to incur any additional restructuring charges related to the exit of the Cauvigny facility.

     During the third quarter of 2002, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million, accounted for in accordance with EITF 94-3. Additionally, Dura expensed as incurred certain facility consolidation and other costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been terminated as of December 31, 2003. The restructuring actions were completed by September 30, 2003. Dura expensed as incurred certain facility consolidation and other costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $0.6 million in severance related costs and $0.5 million in facility closure costs. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations.

     Amortization Expense. Amortization expense for the year ended December 31, 2003 decreased by $0.6 million to $0.4 million, compared to $1.0 million in 2002. The decrease in amortization expense is due to certain intangible assets becoming fully amortized during 2003.

     Interest Expense. Interest expense for the year ended December 31, 2003 decreased by $2.0 million, or 2.4 percent, to $81.9 million from $83.9 million in 2002. The decrease in interest expense is due to lower interest rates on LIBOR contracts of approximately $3.4 million, partially offset by the higher effective interest cost related to the issuance of $400.0 million of Senior Notes, in April 2002 and November 2003, of approximately $1.4 million.

     Loss on Early Extinguishment of Debt. The loss for the year ended December 31, 2003 represents the write-off of debt issuance costs in connection with the termination of Dura's existing Credit Agreement. The loss for the year ended December 31, 2002 represents the write-off of debt issuance costs in connection with the repayment of borrowings outstanding under the existing Credit Agreement (see Liquidity and Capital Resources below).

     Income Taxes. The effective tax rate for the year ended December 31, 2003 was 34.0 percent compared to the 2002 effective tax rate of 45.2 percent. The decrease in the effective tax rate relates to the mix of income and loss among Dura's North American and European tax jurisdictions and the impact of tax planning strategies slightly offset by not benefiting losses in certain locations and increases in valuation allowances in certain tax jurisdictions.

     Minority Interest. Minority interest for the years ended December 31, 2003 and 2002 represents dividends, net of income tax benefits, on the $55.3 million 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

     Income from Continuing Operations. Income from continuing operations for the year ended December 31, 2003 decreased by $18.0 million, or 41.7 percent, to $25.1 million from $43.1 million in 2002. The decrease is primarily due to weaker automotive production volumes in North America and Europe and increases in SG&A expenses, all as described above. These decreases to income from continuing operations were partially offset by a decrease in the provision for income taxes, also described above.

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

     The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the consolidated statements of operations.

     In conjunction with the decision to divest this business, Dura recorded a loss from the European Mechanical Assemblies business of approximately $107.4 million in the fourth quarter of 2002, of which approximately $15.0 million was paid for in cash. Including the previously disclosed and reported divestiture of the Steering Gear product line in the second quarter of 2002 and the European pedal product line in the third quarter of 2002, the total loss from discontinued operations for the year ended December 31, 2002 was $126.6 million, on which no tax benefit was recorded. These losses related primarily to asset write-downs of $53.3 million, contractual commitments and transaction related costs of $15.0 million, and year-to-date operating losses of $58.3 million. The operating losses included a pension settlement charge of $18.1 million and facility consolidation costs related to the Steering and Pedal product line disposals completed in the second and third quarter of 2002 of $19.2 million and $2.4 million, respectively. No tax benefit was recorded on the loss from discontinued operations.

     During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter. Additionally, net negative adjustments totaling $1.8 million were recorded during 2003 from a less favorable settlement of retained liabilities than anticipated, resulting in a net loss from discontinued operations of approximately $2.8 million in the year ended December 31, 2003.

     Cumulative Effect of Change in Accounting. The cumulative effect of change in accounting for the year ended December 31, 2002 represents the write-off of goodwill as a result of Dura adopting SFAS No. 142, effective January 1, 2002 (see Significant Accounting Policies below).

     Net Income (Loss). Net income for the year ended December 31, 2003 increased by $311.0 million to $22.3 million, from a loss of $288.7 million in 2002. The significant increase is due to the loss from discontinued operations, described above, and the goodwill impairment charge that was recorded during 2002, as described below.

     New Accounting Pronouncements. In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. Dura has included the required disclosures in Note 12 to its consolidated financial statements. The adoption of SFAS No. 132(R) did not impact Dura's consolidated balance sheet or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on Dura's consolidated balance sheet or results of operations.

     In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities". The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FASB Staff Position ("FSP") FIN 46-6, "Effective Date of FIN 46, Consolidation of Variable Interest Entities." FSP FIN 46-6 extended the required effective date of FIN 46 for variable interest entities created or acquired prior to February 1, 2003. Dura was required to apply FIN 46 to such entities effective December 31, 2003. The application of FIN 46 resulted in a reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority Interest -- Dividends on Trust Preferred Securities, Net will be reclassified from its current classification in the statement of operations to a component of interest expense on a gross basis, prospectively, for periods subsequent to December 31, 2003.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of the new disclosure provisions of SFAS No. 148 did not impact Dura's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on Dura's consolidated balance sheet or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. During 2003, Dura applied the provisions of SFAS No. 146 in connection with its various facility consolidation initiatives, and will continue to apply the provisions of SFAS No. 146 should additional exit or disposal activities be initiated in the future.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30 "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for Dura beginning January 1, 2003. The application of this statement resulted in a reclassification of the loss on early extinguishment of debt recorded during 2002 of $5.5 million from an extraordinary item to a component of income from continuing operations. In addition, in connection with the termination of Dura's existing amended and restated $1.15 billion credit agreement entered into in March 1999 ("Credit Agreement"), Dura wrote off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003, which was also classified as a component of income from continuing operations in accordance with this statement.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

     Revenues. Revenues for the year ended December 31, 2002 increased by $26.6 million, or 1.1 percent, to $2,360.3 million from $2,333.7 million for 2001. Factors that favorably impacted revenue in 2002 included the impact of an increase in the North American automotive and recreation vehicle production volumes of approximately $102.0 million, the strengthening of the European currencies in relation to the U.S. dollar of approximately $42.0 million and an increase in new business in Dura's core products. Slightly offsetting these favorable items was the impact of Dura's divestiture actions by approximately $88.0 million, the impact of strategically exiting certain of Dura's low margin non-core businesses in Europe of approximately $28.0 million and continued weakness in the European automotive market of approximately $12.0 million.

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

     Facility Consolidation and Other Charges. During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to exit its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million, accounted for in accordance with EITF 94-3. The charge related to the consolidation of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million, $0.3 million and $0.1 million during the first, second and third quarters of 2003, respectively. These costs are reflected as facility consolidation and other charges in the December 31, 2003 consolidated statement of operations. The charge related to the consolidation of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. During the third quarter of 2003, Dura reevaluated its French operations and decided not to close the Cauvigny facility. As a result, Dura reversed the severance reserves originally established in the fourth quarter of 2002 of approximately $8.5 million, consisting of the original $7.7 million severance charge as adjusted for the effects of changes in foreign currency exchange rates. In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. The restructuring actions are anticipated to be complete by March 31, 2004. Dura does not expect to incur any additional restructuring charges related to the exit of the Cauvigny facility.

     During the third quarter of 2002, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million, accounted for in accordance with EITF 94-3. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been terminated as of December 31, 2003. The restructuring actions were completed by September 30, 2003. Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $0.6 million in severance related costs and $0.5 million in facility closure costs. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations.

     In November 2001, Dura entered into a definitive agreement to divest its Plastic Products business for total proceeds of approximately $41.0 million. The transaction closed on January 28, 2002. The Plastic Products business designed, engineered, and manufactured plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic applications markets. This business employed approximately 750 people in three facilities located in Mishawaka, Indiana; Bowling Green, Kentucky; and Jonesville, Michigan and generated approximately $80.0 million in annual revenue. Two members of Dura's Board of Directors are members of management of an investor group which is the general partner of the controlling shareholder of the acquiring company. Dura recorded a noncash charge of approximately $7.4 million in the fourth quarter of 2001 for the estimated loss upon divestment. In the second quarter of 2002, Dura recorded an additional $1.9 million charge related to final negotiation of purchase price adjustments. The effect of this divestiture on subsequent operating results has not been significant.

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

     Loss on Early Extinguishment of Debt. The loss for the year ended December 31, 2002 represents the write-off of debt issuance costs in connection with the repayment of borrowings outstanding under the existing Credit Agreement (see Liquidity and Capital Resources below).

     Income Taxes. The effective tax rate for the year ended December 31, 2002 was 45.2 percent compared to the 2001 effective tax rate of 30.8 percent. The increase in the effective tax rate relates to the mix of income and loss among Dura's tax jurisdictions, not benefiting losses in certain locations, increases in valuation allowances in certain tax jurisdictions and not benefiting the facility consolidation charge related to Cauvigny.

     Minority Interest. Minority interest for the years ended December 31, 2002 and 2001 represents dividends, net of income tax benefits, on the $55.3 million 7 1/2 percent Preferred Securities which were issued on March 20, 1998.

     Income from Continuing Operations. Income from continuing operations for the year ended December 31, 2002 increased by $21.9 million, or 103.1 percent, to $43.1 million from $21.2 million in 2001. The increase is primarily due to an increase in revenues and decreases in both amortization expense and interest expense, as described above. This increase to income from continuing operations was offset by an increase in the provision for income taxes, also described above.

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

     In conjunction with the decision to divest this business, Dura recorded a loss from the European Mechanical Assemblies business of approximately $107.4 million in the fourth quarter of 2002, of which approximately $15.0 million was paid for in cash. Including the previously disclosed and reported divestiture of the Steering Gear product line in the second quarter of 2002 and the European pedal product line in the third quarter of 2002, the total loss from discontinued operations for the year ended December 31, 2002 was $126.6 million, on which no tax benefit was recorded. These losses related primarily to asset write-downs of $53.3 million, contractual commitments and transaction related costs of $15.0 million, and year-to-date operating losses of $58.3 million. The operating losses included a pension settlement charge of $18.1 million and facility consolidation costs related to the Steering and Pedal product line disposals completed in the second and third quarter of 2002 of $19.2 million and $2.4 million, respectively. No tax benefit was recorded on the loss from discontinued operations.

     Cumulative Effect of Change in Accounting. The cumulative effect of change in accounting for the year ended December 31, 2002 represents the write-off of goodwill as a result of Dura adopting SFAS No. 142, effective January 1, 2002 (see Significant Accounting Policies below).

     Net Income (Loss). Net income (loss) for the year ended December 31, 2002 decreased by $299.9 million to a loss of $288.7 million, from income of $11.2 million in 2001. The decrease primarily relates to the loss from discontinued operations and the write-off of goodwill, as described above. Further contributing to the decrease was the write-off, net of income taxes, of debt issuance costs, as well as the additional fluctuations in income from continuing operations described above.

LIQUIDITY AND CAPITAL RESOURCES

     During 2003, Dura provided cash from operations of $134.3 million, compared to $204.2 million in 2002. Cash generated from operations before changes in working capital items was $103.4 million for 2003 compared to $136.9 million for 2002. Working capital generated cash of $30.9 million in 2003 compared to $67.3 million in 2002. The strengthening of the European currencies in relation to the U.S. dollar resulted in a reduction of cash generated from working capital of approximately $38.2 million in 2003.

     Net cash used in investing activities was $125.5 million for 2003 as compared to $23.3 million in 2002. In 2003, $57.8 million was used for the acquisition of the Creation Group and net capital expenditures totaled $67.7 million. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs. This compares with net proceeds from the disposition of the Plastic Products business of $31.0 million and net capital expenditures of $54.3 million in 2002. Dura continues to focus on cash management and expects future annual capital expenditures to be below the level of its annual depreciation expense.

     Net cash provided by financing activities totaled $38.6 million for 2003 as compared to $20.7 million used in 2002. The net cash provided by financing activities during 2003 is a result of cash provided from the offering of 8 5/8 percent senior unsecured notes ("2003 Senior Notes"), due April 2012 of $50.0 million and proceeds from stock option exercises of approximately $2.1 million partially offset by debt issuance costs incurred related to issuance of the 2003 Senior Notes of approximately $4.9 million and repayments of outstanding indebtedness of approximately $8.2 million. The net cash used in financing activities during 2002 is principally the result of repayment of outstanding indebtedness during the year, net of the issuances of the 8 5/8 percent senior unsecured notes ("2002 Senior Notes"), due April 2012 and the tranche C term loan.

     Net cash flow provided from discontinued operations was $3.3 million for 2003 as compared to $53.2 million used in 2002. The net cash flow from discontinued operations is a result of the realization of the net current assets of discontinued operations existing at December 31, 2002 of approximately $6.1 million, partially offset by the loss from operations incurred during 2003 prior to the disposal. The loss from operations is net of adjustments resulting from final negotiations surrounding the disposal of approximately $1.0 million and net negative adjustments recorded during 2003 as a result of less favorable settlement of retained liabilities than anticipated of approximately $1.8 million.

     In March 1999, Dura entered into its Credit Agreement. The Credit Agreement originally provided for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

     In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes ("2002 Senior Notes"), due April 2012. The interest on the 2002 Senior Notes is payable semi-annually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. In addition, the revolving credit facility was decreased to $390.0 million. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in quarterly installments through December 2008 with no early payment penalties. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the 2002 Senior Notes offering and to further adjust certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote off debt issuance costs of approximately $5.5 million during the second quarter of 2002. In accordance with the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", effective January 1, 2003, Dura reclassified the $5.5 million loss on early extinguishment of debt to a component of income from continuing operations and the related income tax benefit of $2.1 million to the provision for income taxes.

     In November 2003, Dura completed the offering of its 2003 Senior Notes. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. Net proceeds from this offering of approximately $48.5 million were used to replenish cash balances used to fund the acquisition of the Creation Group. In conjunction with this transaction, Dura amended and restated its revolving credit facility. The New Credit Agreement provides for $175.0 million of revolving credit, available until October 2008. The existing tranche C term loan remained outstanding. Dura also entered into a fixed to floating interest rate swap (notional amount of $75.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. In connection with the termination of Dura's existing Credit Agreement, Dura wrote off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003. The write-off of debt issuance costs was classified as a component of income from continuing operations in accordance with the provisions of SFAS No. 145.

     Included in interest expense, net, in the consolidated statements of operations is approximately $2.6 million, $2.4 million and $2.3 million of interest income earned on Dura's cash balances in the years ended December 31, 2003, 2002 and 2001, respectively.

     As of December 31, 2003, the rate on borrowings under the New Credit Agreement was based on LIBOR and was 3.66 percent. The New Credit Agreement contains various restrictive covenants which amongst other things, limit indebtedness, investments, capital expenditures and certain dividends. The New Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of December 31, 2003. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Dura.

     The New Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $50.8 million. As of December 31, 2003, Dura had no borrowings outstanding under the revolver.

     Dura's New Credit Facility provided for $175.0 million of revolving credit. At December 31, 2003, Dura had unused borrowing capacity of approximately $155.0 million, all of which was available under its most restrictive debt covenant and $20.0 million in letters of credit outstanding. Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At December 31, 2003, Dura had overdraft facilities outstanding of $0.1 million, which is included in current maturities of long-term debt on the balance sheet. At December 31, 2003, Dura had overdraft facilities available from banks of approximately $53.0 million. The average interest rates on the outstanding overdraft facilities at December 31, 2003 was approximately 6.25 percent.

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

     Dura is limited as to its ability to declare or make certain dividend payments or other distributions of assets under its New Credit Agreement, Senior Notes and Subordinated Notes. Certain distributions relating to items such as; a company stock purchase program, tax sharing arrangements and as required under Dura's Preferred Securities are permitted.

     Dura's principal source of liquidity is cash flow generated from operations and borrowings under its $175 million revolving credit facilities. Dura believes that such funds will be sufficient to meet its liquidity needs for at least the next twelve months. Dura's principal use of liquidity will be to meet debt service requirements, finance capital expenditures and to provide working capital availability. Dura expects that capital expenditures in 2004 will be approximately $70.0 million. These capital expenditures will be used primarily for equipment and dedicated tooling purchases and facility improvements.

     Dura's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond Dura's control. Dura believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that Dura will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If Dura cannot generate sufficient cash flow from operations to service its indebtedness and to meet its other obligations and commitments, Dura might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the New Credit Agreement. In the event that Dura is unable to refinance the New Credit Agreement or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of, and interest on, its debt would be impaired.

CONTRACTUAL OBLIGATIONS

     The following table presents Dura's contractual obligations at December 31, 2003 (in thousands):

                                                           PAYMENTS DUE BY PERIOD
                                         -----------------------------------------------------------
                                                      LESS THAN   TWO-THREE   FOUR-FIVE   MORE THAN
                                           TOTAL      ONE YEAR      YEARS       YEARS     FIVE YEARS
                                         ----------   ---------   ---------   ---------   ----------
Long-term debt.........................  $  182,070    $ 5,287     $10,038    $145,246    $   21,499
Senior notes...........................     400,000         --          --          --       400,000
Subordinated notes.....................     578,505         --          --          --       578,505
Capital lease obligations and other
  noncurrent liabilities...............       2,262        451         997         486           328
Mandatorily redeemable convertible
  trust preferred securities...........      55,250         --          --          --        55,250
Operating leases(a)....................     111,349     28,703      41,706      10,934        30,006
                                         ----------    -------     -------    --------    ----------
Total..................................  $1,329,436    $34,441     $52,741    $156,666    $1,085,588
                                         ==========    =======     =======    ========    ==========

---------------

(a) Operating leases include lease commitments of $19.8 million that are recorded in facility consolidation cost reserves.

     In addition to the obligations noted above, Dura has obligations reported as other long term liabilities that consist principally of pension and post-retirement benefits, obligations for facility closure and consolidation costs and legal and environmental liabilities.

     At December 31, 2003, Dura is not party to an significant purchase obligations for goods or services.

OFF BALANCE SHEET ARRANGEMENTS

     Dura uses standby letters of credit to guarantee its performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with insurers. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At December 31, 2003, Dura had outstanding letters of credit of $20.0 million. Dura does not believe that they will be required to be drawn.

     Dura currently has no non-consolidated special purpose entity arrangements.

SIGNIFICANT ACCOUNTING POLICIES

     Dura's significant accounting policies are more fully described in Note 2 of the consolidated financial statements. Certain of Dura's accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

     Revenue Recognition and Sales Commitments. Dura recognizes revenue as its products are shipped to its customers. Dura enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by Dura, fulfillment of the customers' purchasing requirements is the obligation of Dura for the entire production life of the vehicle, with terms of up to seven years, and Dura has no provisions to terminate such contracts. In certain instances, Dura may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, Dura records a liability for the estimated future amount of such losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill Dura's obligations to its customers.

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and, prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," was amortized over 40 years. Effective January 1, 2002, goodwill is no longer amortized, but is instead subjected to annual impairment testing in accordance with the provisions of SFAS No. 142. Other assets principally consist of pension plan assets in excess of accumulated benefits; debt financing costs, which are being amortized over the term of the applicable agreements; other intangible assets; and deferred income taxes. Other intangible assets at December 31, 2003 are approximately $9.2 million primarily consisting of non-amortizable trademarks and amortizable license agreements.

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

     Upon adoption of SFAS No. 142, Dura completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its four reporting units (Control Systems, Body & Glass, Mobile Products and Other Operating Companies). Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to Dura's Control Systems and Other Operating Companies reporting units was lower than its book value, resulting in a transitional impairment charge of approximately $205.2 million, representing the write-off of 25 percent of the Control Systems reporting unit goodwill and 100 percent of the Other Operating Companies reporting unit goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle in Dura's consolidated statement of operations for the quarter ended March 31, 2002. Under the valuation techniques and approach applied by Dura in its SFAS No. 142 analysis, a change in certain key assumptions applied, such as the discount rate, projected future cash flows and mix cash flows by geographic region could significantly impact the results of Dura's assessment.

     Dura performs impairment tests annually, during the second quarter, and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon Dura's annual assessment during 2003, no impairment of goodwill or other intangible assets has occurred.

     Accounting for Income Taxes. As part of the process of preparing its consolidated financial statements Dura is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves Dura estimating its actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within Dura's consolidated balance sheet. Dura must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent it believes that recovery is not likely, Dura must establish a valuation allowance. To the extent Dura establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining Dura's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Dura has recorded a valuation allowance of $49.1 million as of December 31, 2003, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily certain net operating loss carryovers before they expire. The valuation allowance is based on Dura's estimates of taxable income by jurisdiction in which it operates and the period over which its deferred tax assets will be recoverable. In the event that actual results differ from these estimates or Dura adjusts these estimates in future periods, the effects of these adjustments could materially impact Dura's financial position and results of operations. The net deferred tax asset as of December 31, 2003 was $31.9 million, net of a valuation allowance of $49.1 million.

     Defined Benefit Plans and Post-retirement Benefits. Dura sponsors 15 defined benefit plans that cover certain hourly and salaried employees in the United States and certain European countries. Dura's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, Dura has ten postretirement medical benefit plans for certain employee groups and has recorded a liability for its estimated obligation under these plans. In calculating obligation and expense, Dura is required to select certain actuarial assumptions. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. Dura's assumptions are determined based on current market conditions, historical information and consultation with and input from its actuaries. Dura has historically used September 30 as its annual measurement date. For 2003, Dura assumed a discount rate of 5.0 to 6.25 percent for its pension benefits, and 6.25 percent for its post-retirement benefits other than pensions to determine its benefit obligations. Holding other variables constant (such as expected return on plan assets and rate of compensation increase), a one percentage point decrease in the discount rate related to Dura's most significant plans would have increased Dura's expense by $1.5 million and obligations by $14.9 million.

     Dura employs a building block approach in determining the expected long-term rate of return for plan assets, based on historical markets, long-term historical relationships between equities and fixed income and considering current market factors such as inflation and interest rates. Holding other variables constant (such as discount rate and rate of compensation increase) a one percentage point decrease in the expected long-term rate of return on plan assets related to Dura's most significant plans would have increased Dura's expense by $0.7 million. Dura expects to contribute $5.8 million to its pension plans and $2.0 million to its postretirement medical benefit plans in 2004.

     Dura employs a total return investment approach in managing pension plan assets whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. At December 31, 2003, Dura's U.S. pension assets are comprised of 53% equity securities, 44% debt securities and 3% other investments.

     Specifically related to Dura's post-retirement medical benefit plans, assumed health care cost trend rates have a significant effect on the amounts reported for these plans. Holding other variables constant, a one percentage-point decrease in assumed health care cost trend rates would have decreased Dura's expense by approximately $0.2 million and post-retirement benefit obligation by approximately $1.9 million.

     While any negative impact of these Significant Accounting Policies would generally result in non-cash charges to earnings, the severity of any charge and its impact on stockholders' investment could adversely affect Dura's borrowing agreements, cost of capital and ability to raise external capital. Dura's senior management has reviewed these Critical Accounting Policies with the Audit Committee of its board of Directors, and the Audit Committee has reviewed its disclosure in this management discussion and analysis.

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

     Dura manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2003, giving effect to the interest rate swaps discussed below, Dura had fixed rate debt of $650.7 million and variable rate debt of $567.4 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have decreased the fair market value of Dura's debt at December 31, 2003 by approximately $62.6 million, $26.8 million of which relates to Dura's interest rate swap agreements (see below), and would be expected to have an estimated impact on pre-tax earnings and cash flows for the next year of approximately $5.5 million.

     At December 31, 2003, Dura had outstanding interest rate swap contracts that effectively converted $400.0 million of its Senior Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, Dura receives payments at fixed rates, while it makes payments at variable rates (8.6 percent to approximately 4.1 percent at December 31, 2003). The net interest paid or received is included in interest expense. Dura designated these swap contracts as fair value hedges at their inception. At December 31, 2003, the fair value of the interest rate swap contracts was a net gain position for Dura of approximately $19.4 million, representing the estimated benefit that would accrue to Dura to terminate the agreements, and is included in current and noncurrent assets with a corresponding increase to debt in the accompanying consolidated December 31, 2003 balance sheet.

     From time to time, Dura also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. Dura designated these contracts at their inception as a cash flow hedge. At December 31, 2003, Dura had no outstanding forward exchange contracts.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of Dura's revenues during the year ended December 31, 2003 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     A significant portion of Dura's assets at December 31, 2003 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" and "Foreign Currency Transactions" sections of Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................   38
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................   39
Consolidated Statements of Operations for the years ended
  December 31, 2003, 2002 and 2001..........................   40
Consolidated Statements of Stockholders' Investment for the
  years ended December 31, 2003, 2002 and 2001..............   41
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................   42
Notes to Consolidated Financial Statements..................   43

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Dura Automotive Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Dura Automotive Systems, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' investment and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dura Automotive Systems, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
January 28, 2004

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                               EXCEPT SHARE AMOUNTS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  181,268   $  143,237
  Accounts receivable, net of reserve for doubtful accounts
    of $4,441 and $3,717....................................     274,345      245,615
  Inventories...............................................     127,957      114,573
  Current portion of derivative instruments.................       6,629       15,825
  Other current assets......................................      95,045      103,875
  Current assets of discontinued operations.................          --       32,041
                                                              ----------   ----------
    Total current assets....................................     685,244      655,166
                                                              ----------   ----------
Property, Plant and Equipment:
  Land and buildings........................................     211,050      187,269
  Machinery and equipment...................................     595,458      493,826
  Construction in progress..................................      39,423       21,576
  Less -- Accumulated depreciation..........................    (357,568)    (258,192)
                                                              ----------   ----------
    Net property, plant and equipment.......................     488,363      444,479
                                                              ----------   ----------
Goodwill....................................................     859,022      774,983
Noncurrent portion of derivative instruments................      12,844       14,698
Other assets, net of accumulated amortization of $27,559 and
  $23,726...................................................      69,959       47,607
                                                              ----------   ----------
                                                              $2,115,432   $1,936,933
                                                              ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable..........................................  $  243,995   $  216,045
  Accrued liabilities.......................................     187,501      193,973
  Current maturities of long-term debt......................       5,738        7,154
  Current liabilities of discontinued operations............          --       25,931
                                                              ----------   ----------
    Total current liabilities...............................     437,234      443,103
                                                              ----------   ----------
Long-term debt, net of current maturities...................     159,121      162,422
Senior notes................................................     400,000      350,000
Subordinated notes..........................................     578,505      556,632
Mandatorily redeemable convertible trust preferred
  securities................................................      55,250
Senior notes -- derivative instrument adjustment............      19,473       30,523
Other noncurrent liabilities................................     135,262      134,201
                                                              ----------   ----------
    Total liabilities.......................................   1,784,845    1,676,881
                                                              ----------   ----------
Commitments and Contingencies (Notes 6, 12 and 13)
  Mandatorily redeemable convertible trust preferred
  securities................................................                   55,250
Stockholders' Investment:
  Preferred stock, par value $1; 5,000,000 shares
    authorized; none issued or outstanding..................          --           --
  Common stock, Class A; par value $.01; 60,000,000 shares
    authorized..............................................         168          165
  Common stock, Class B; par value $.01; 10,000,000 shares
    authorized..............................................          16           17
  Additional paid-in capital................................     349,220      347,065
  Treasury stock at cost....................................      (2,452)      (1,974)
  Accumulated deficit.......................................    (105,065)    (127,403)
  Accumulated other comprehensive income (loss).............      88,700      (13,068)
                                                              ----------   ----------
    Total stockholders' investment..........................     330,587      204,802
                                                              ----------   ----------
                                                              $2,115,432   $1,936,933
                                                              ==========   ==========

                See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                           ------------------------------------------
                                                               2003           2002           2001
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.................................................   $2,380,794     $2,360,323     $2,333,705
Cost of sales............................................    2,089,243      2,035,021      2,013,585
                                                            ----------     ----------     ----------
  Gross profit...........................................      291,551        325,302        320,120
Selling, general and administrative expenses.............      154,935        135,571        134,380
Facility consolidation and other charges.................        9,252         16,121         24,119
Amortization expense.....................................          370            989         26,725
                                                            ----------     ----------     ----------
  Operating income.......................................      126,994        172,621        134,896
Interest expense, net....................................       81,921         83,908        100,514
Loss on early extinguishment of debt, net................        2,852          5,520             --
                                                            ----------     ----------     ----------
  Income from continuing operations before provision for
     income taxes and minority interest..................       42,221         83,193         34,382
Provision for income taxes...............................       14,355         37,605         10,589
Minority interest -- dividends on trust preferred
  securities, net........................................        2,735          2,486          2,569
                                                            ----------     ----------     ----------
  Income from continuing operations......................       25,131         43,102         21,224
Loss from discontinued operations, including loss on
  disposal of $916 in 2003 and $68,322 in 2002...........       (2,793)      (126,581)       (10,005)
                                                            ----------     ----------     ----------
  Income (loss) before accounting change.................       22,338        (83,479)        11,219
Cumulative effect of change in accounting................           --       (205,192)            --
                                                            ----------     ----------     ----------
  Net income (loss)......................................   $   22,338     $ (288,671)    $   11,219
                                                            ==========     ==========     ==========
Basic earnings (loss) per share:
  Income from continuing operations......................   $     1.37     $     2.39     $     1.19
  Discontinued operations................................        (0.15)         (7.01)         (0.56)
  Cumulative effect of change in accounting..............           --         (11.36)            --
                                                            ----------     ----------     ----------
     Net income (loss)...................................   $     1.22     $   (15.98)    $     0.63
                                                            ==========     ==========     ==========
Diluted earnings (loss) per share:
  Income from continuing operations......................   $     1.35     $     2.31     $     1.18
  Discontinued operations................................        (0.15)         (6.41)         (0.56)
  Cumulative effect of change in accounting..............           --         (10.38)            --
                                                            ----------     ----------     ----------
     Net income (loss)...................................   $     1.20     $   (14.48)    $     0.62
                                                            ==========     ==========     ==========

                See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                               COMMON STOCK
                                 -----------------------------------------
                                       CLASS A               CLASS B         ADDITIONAL
                                 -------------------   -------------------    PAID-IN
                                   SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL
                                 ----------   ------   ----------   ------   ----------
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 2000.....  14,324,923    $143     3,312,354    $ 33     $341,472
 Sale of stock under Employee
   Stock Discount Purchase
   Plan........................     159,165       2            --      --          802
 Conversion from Class B to
   Class A.....................     178,814       2      (178,814)     (2)          --
 Exercise of options...........       1,200      --            --      --           19
 Collection of common stock
   subscription receivables....          --      --            --      --           15
 Treasury shares purchased at
   $8.65 per share.............          --      --            --      --          368
 Treasury shares purchased at
   $8.34 per share.............          --      --            --      --          246
 Treasury share distribution...          --      --            --      --         (228)
 Net income....................          --      --            --      --           --
 Other comprehensive income-
   Foreign currency translation
   adjustment..................          --      --            --      --           --
   Minimum pension liability...          --      --            --      --           --
   Derivative instruments......          --      --            --      --           --
 Total comprehensive loss......
                                 ----------    ----    ----------    ----     --------
BALANCE, DECEMBER 31, 2001.....  14,664,102     147     3,133,540      31      342,694
 Sale of stock under Employee
   Stock Discount Purchase
   Plan........................     114,482       1            --      --          881
 Conversion from Class B to
   Class A.....................   1,372,390      14    (1,372,390)    (14)          --
 Exercise of options...........     338,765       3            --      --        3,340
 Collection of common stock
   subscription receivables....          --      --            --      --           67
 Treasury shares purchased at
   $12.34 per share............          --      --            --      --          215
 Treasury shares purchased at
   $13.04 per share............          --      --            --      --          137
 Treasury share distribution...          --      --            --      --         (269)
 Net loss......................          --      --            --      --           --
 Other comprehensive income-
   Foreign currency translation
   adjustment..................          --      --            --      --           --
   Minimum pension liability...          --      --            --      --           --
   Derivative instruments......          --      --            --      --           --
 Total comprehensive loss......
                                 ----------    ----    ----------    ----     --------
BALANCE, DECEMBER 31, 2002.....  16,489,739     165     1,761,150      17      347,065
 Sale of stock under Employee
   Stock Discount Purchase
   Plan........................      93,069       2            --      --          576
 Conversion from Class B to
   Class A.....................     115,000       1      (115,000)     (1)          --
 Exercise of options...........      36,420      --            --      --        1,101
 Treasury shares purchased at
   $6.05 per share.............          --      --            --      --          217
 Treasury shares purchased at
   $10.80 per share............          --      --            --      --          508
 Treasury share distribution...          --      --            --      --         (247)
 Net income....................          --      --            --      --           --
 Other comprehensive income-
   Foreign currency translation
   adjustment..................          --      --            --      --           --
   Minimum pension liability...          --      --            --      --           --
   Derivative instruments......          --      --            --      --           --
 Total comprehensive income....
                                 ----------    ----    ----------    ----     --------
BALANCE, DECEMBER 31, 2003.....  16,734,228    $168     1,646,150    $ 16     $349,220
                                 ==========    ====    ==========    ====     ========


                                                                  ACCUMULATED
                                  TREASURY STOCK     RETAINED        OTHER           TOTAL
                                 -----------------   EARNINGS    COMPREHENSIVE   STOCKHOLDERS'
                                 SHARES    AMOUNT    (DEFICIT)   INCOME (LOSS)    INVESTMENT
                                 -------   -------   ---------   -------------   -------------
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 2000.....  115,227   $(1,505)  $ 150,049     $(36,798)       $453,394
 Sale of stock under Employee
   Stock Discount Purchase
   Plan........................       --        --          --           --             804
 Conversion from Class B to
   Class A.....................       --        --          --           --              --
 Exercise of options...........       --        --          --           --              19
 Collection of common stock
   subscription receivables....       --        --          --           --              15
 Treasury shares purchased at
   $8.65 per share.............   42,500      (368)         --           --              --
 Treasury shares purchased at
   $8.34 per share.............   29,460      (246)         --           --              --
 Treasury share distribution...  (17,422)      228                       --              --
 Net income....................       --        --      11,219
 Other comprehensive income-
   Foreign currency translation
   adjustment..................       --        --          --      (18,550)
   Minimum pension liability...       --        --          --       (4,168)
   Derivative instruments......       --        --          --         (336)
 Total comprehensive loss......                                                     (11,835)
                                 -------   -------   ---------     --------        --------
BALANCE, DECEMBER 31, 2001.....  169,765    (1,891)    161,268      (59,852)        442,397
 Sale of stock under Employee
   Stock Discount Purchase
   Plan........................       --        --          --           --             882
 Conversion from Class B to
   Class A.....................       --        --          --           --              --
 Exercise of options...........       --        --          --           --           3,343
 Collection of common stock
   subscription receivables....       --        --          --           --              67
 Treasury shares purchased at
   $12.34 per share............   17,391      (215)         --           --              --
 Treasury shares purchased at
   $13.04 per share............   10,536      (137)         --           --              --
 Treasury share distribution...  (20,570)      269          --           --              --
 Net loss......................       --        --    (288,671)
 Other comprehensive income-
   Foreign currency translation
   adjustment..................       --        --          --       54,562
   Minimum pension liability...       --        --          --       (7,381)
   Derivative instruments......       --        --          --         (397)
 Total comprehensive loss......                                                    (241,887)
                                 -------   -------   ---------     --------        --------
BALANCE, DECEMBER 31, 2002.....  177,122    (1,974)   (127,403)     (13,068)        204,802
 Sale of stock under Employee
   Stock Discount Purchase
   Plan........................       --        --          --           --             578
 Conversion from Class B to
   Class A.....................       --        --          --           --              --
 Exercise of options...........       --        --          --           --           1,101
 Treasury shares purchased at
   $6.05 per share.............   35,832      (217)         --           --              --
 Treasury shares purchased at
   $10.80 per share............   47,047      (508)         --           --              --
 Treasury share distribution...  (26,725)      247          --           --              --
 Net income....................       --        --      22,338
 Other comprehensive income-
   Foreign currency translation
   adjustment..................       --        --          --      102,684
   Minimum pension liability...       --        --          --       (1,649)
   Derivative instruments......       --        --          --          733
 Total comprehensive income....                                                     124,106
                                 -------   -------   ---------     --------        --------
BALANCE, DECEMBER 31, 2003.....  233,276   $(2,452)  $(105,065)    $ 88,700        $330,587
                                 =======   =======   =========     ========        ========

                See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
OPERATING ACTIVITIES:
  Income from continuing operations.......................  $  25,131   $  43,102   $  21,224
  Adjustments required to reconcile income from continuing
     operations to net cash provided by operating
     activities --
     Depreciation and amortization........................     77,567      69,321      86,858
     Deferred income tax provision (benefit)..............     (2,075)     18,987      32,341
     Loss on early extinguishment of debt.................      2,852       5,520          --
     Change in other operating items:
       Accounts receivable................................     36,199      31,868      60,418
       Inventories........................................     13,336      (4,894)     25,655
       Other current assets...............................     15,386       2,928      24,309
       Accounts payable and accrued liabilities...........    (26,424)      2,696     (26,718)
       Other assets and liabilities.......................     (7,626)     34,712       8,548
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......    134,346     204,240     232,635
                                                            ---------   ---------   ---------
INVESTING ACTIVITIES:
  Capital expenditures....................................    (67,673)    (54,312)    (68,092)
  Acquisitions, net.......................................    (57,825)         --          --
  Proceeds from disposition of business...................         --      30,980          --
                                                            ---------   ---------   ---------
          Net cash used in investing activities...........   (125,498)    (23,332)    (68,092)
                                                            ---------   ---------   ---------
FINANCING ACTIVITIES:
  Borrowings under revolving credit facilities............         --          --     184,882
  Repayments of revolving credit facilities...............         --     (62,324)   (410,338)
  Long-term borrowings....................................     55,795     217,358      22,755
  Repayments of long-term borrowings......................    (63,962)   (518,960)    (74,392)
  Purchase of treasury shares and other, net..............       (478)        (83)       (386)
  Proceeds from issuance of senior notes, net.............     50,000     350,000          --
  Proceeds from issuance of subordinated notes, net.......         --          --     147,100
  Proceeds from exercise of stock options, net............      2,156       4,292         838
  Debt issue costs........................................     (4,927)    (10,964)     (4,006)
                                                            ---------   ---------   ---------
          Net cash provided by (used in) financing
            activities....................................     38,584     (20,681)   (133,547)
                                                            ---------   ---------   ---------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS.....    (12,717)      3,917      (3,943)
                                                            ---------   ---------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING
  OPERATIONS..............................................     34,715     164,144      27,053
NET CASH FLOW FROM DISCONTINUED OPERATIONS................      3,316     (53,196)    (25,202)
CASH AND CASH EQUIVALENTS, beginning of period............    143,237      32,289      30,438
                                                            ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period..................  $ 181,268   $ 143,237   $  32,289
                                                            =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (refunded) for --
     Interest.............................................  $  81,129   $  81,584   $  95,729
                                                            =========   =========   =========
     Income taxes.........................................  $  12,462   $  15,351   $  (2,882)
                                                            =========   =========   =========

                See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

1.  ORGANIZATION AND BASIS OF PRESENTATION:

     Dura Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries
(Dura) designs and manufactures components and systems for the global automotive industry and North American recreation vehicle and specialty vehicle industries. Dura has 67 manufacturing and product development facilities located in the United States, Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom. Dura also has a presence in Japan and India through alliances or technical licenses.

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

     Inventories consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Raw materials...............................................  $ 64,416   $ 62,016
Work-in-process.............................................    31,011     22,225
Finished goods..............................................    32,530     30,332
                                                              --------   --------
                                                              $127,957   $114,573
                                                              ========   ========

  OTHER CURRENT ASSETS:

     Other current assets consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2003       2002
                                                              -------   --------
Excess of cost over billings on uncompleted tooling
  projects..................................................  $42,678   $ 40,609
Deferred income taxes.......................................   15,696     27,542
Prepaid expenses and other..................................   36,671     35,724
                                                              -------   --------
                                                              $95,045   $103,875
                                                              =======   ========

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

  GOODWILL AND OTHER ASSETS:

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and, prior to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," was amortized over 40 years. Effective January 1, 2002, goodwill is no longer amortized, but is instead subjected to annual impairment testing in accordance with the provisions of SFAS No. 142. Other assets principally consist of pension plan assets in excess of accumulated benefits; debt financing costs, which are being amortized over the term of the applicable agreements; other intangible assets; and deferred income taxes. Other intangible assets at December 31, 2003 are approximately $9.2 million, primarily consisting of non-amortizable trademarks and amortizable license agreements.

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

     Dura performs impairment tests annually, during the second quarter, and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon Dura's annual assessment during 2003, no impairment of goodwill or other intangible assets has occurred.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     A summary of the carrying amount of goodwill is as follows (in thousands):

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2003       2002
                                                              --------   ---------
Beginning balance...........................................  $774,983   $ 962,467
Transitional impairment loss................................        --    (205,192)
Acquisitions................................................    17,712          --
Currency translation adjustment.............................    70,249      29,487
Adjustments to goodwill.....................................    (3,922)    (11,779)
                                                              --------   ---------
Ending balance..............................................  $859,022   $ 774,983
                                                              ========   =========

     Upon adoption of SFAS No. 142, Dura discontinued the amortization of goodwill. The following table presents a reconciliation of net income (loss) and earnings (loss) per share adjusted for the exclusion of goodwill amortization, net of tax (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2003       2002       2001
                                                        -------   ---------   -------
Reported net income (loss)............................  $22,338   $(288,671)  $11,219
Add: Goodwill amortization, net of tax................       --          --    23,641
                                                        -------   ---------   -------
Adjusted net income (loss)............................  $22,338   $(288,671)  $34,860
                                                        =======   =========   =======
Reported basic earnings (loss) per common share.......  $  1.22   $  (15.98)  $  0.63
Add: Goodwill amortization, net of tax................       --          --      1.33
                                                        -------   ---------   -------
Adjusted basic earnings (loss) per common share.......  $  1.22   $  (15.98)  $  1.96
                                                        =======   =========   =======
Reported diluted earnings (loss) per common share.....  $  1.20   $  (14.48)  $  0.62
Add: Goodwill amortization, net of tax................       --          --      1.31
                                                        -------   ---------   -------
Adjusted diluted earnings (loss) per common
  share(1)............................................  $  1.20   $  (14.48)  $  1.93
                                                        =======   =========   =======

---------------

(1) See Note 6 for calculation of diluted shares outstanding.

  ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Compensation and benefits...................................  $ 94,277   $ 81,633
Income and other taxes......................................    19,460     13,747
Interest....................................................    13,160     12,826
Facility closure and consolidation costs....................     9,599     14,036
Legal and environmental.....................................     8,979     19,942
Other.......................................................    42,026     51,789
                                                              --------   --------
                                                              $187,501   $193,973
                                                              ========   ========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  OTHER NONCURRENT LIABILITIES:

     Other noncurrent liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Pension and post-retirement benefits........................  $ 60,711   $ 50,277
Facility closure and consolidation costs....................    27,450     30,158
Legal and environmental.....................................    14,191     15,124
Other.......................................................    32,910     38,642
                                                              --------   --------
                                                              $135,262   $134,201
                                                              ========   ========

  REVENUE RECOGNITION AND SALES COMMITMENTS:

     Dura recognizes revenue as its products are shipped to its customers. Dura enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by Dura, fulfillment of the customers' purchasing requirements is the obligation of Dura for the entire production life of the vehicle, with terms of up to seven years, and Dura has no provisions to terminate such contracts. In certain instances, Dura may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, Dura records a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill Dura's obligations to its customers.

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

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
Foreign currency translation adjustment..............  $103,850   $  1,166   $(53,396)
Minimum pension liability............................   (15,150)   (13,501)    (6,120)
Derivative instruments...............................        --       (733)      (336)
                                                       --------   --------   --------
                                                       $ 88,700   $(13,068)  $(59,852)
                                                       ========   ========   ========

  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and revolving credit facilities approximates fair value because of the short maturity of these instruments. The carrying amount of Dura's nonsubordinated long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of Dura's Senior Notes, based on quoted market activity, approximated $432.0 million as of December 31, 2003. The fair value of Dura's Subordinated Notes, based on quoted market activity, approximated $469.9 million and Euro 91.9 million, respectively, as of December 31, 2003. The fair value of Dura's Preferred Securities, based on NASDAQ market quote activity, approximated $51.9 million as of December 31, 2003.

     Dura also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. Dura designates these contracts at their inception as cash flow hedges. At December 31, 2003, Dura had no outstanding forward exchange contracts.

     In April 2002 and November 2003, in connection with the offering of the Senior Notes, Dura entered into fixed-to-floating interest rate swaps (total notional amount of $400.0 million) with various financial institutions. At their inception Dura designated these contracts as fair value hedges. At December 31, 2003, based upon market quotes, Dura's swap contracts outstanding had a fair value of approximately $19.5 million and this amount is included in the consolidated balance sheet as of December 31, 2003.

     The counterparties to the above agreements are major financial institutions. Dura does not enter into or hold derivatives for trading or speculative purposes.

  NEW ACCOUNTING PRONOUNCEMENTS:

     In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits. SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, Employers' Accounting for Pensions, SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. Dura has included the required disclosures in Note 12 to its consolidated financial statements. The adoption of SFAS No. 132(R) did not impact Dura's consolidated balance sheet or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 requires issuers to classify as liabilities (or

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES assets in some circumstances) freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on Dura's consolidated balance sheet or results of operations.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FSP FIN 46-6, "Effective Date of FIN 46, Consolidation of Variable Interest Entities." FSP FIN 46-6 extended the required effective date of FIN 46 for variable interest entities created or acquired prior to February 1, 2003. Dura was required to apply FIN 46 to such entities effective December 31, 2003. The application of FIN 46 resulted in a reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority Interest -- Dividends on Trust Preferred Securities, Net will be reclassified from its current classification in the statement of operations to a component of interest expense on a gross basis, prospectively, for periods subsequent to December 31, 2003.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of the new disclosure provisions of SFAS No. 148 did not impact Dura's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on Dura's consolidated balance sheet or results of operations.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. During 2003, Dura applied the provisions of SFAS No. 146 in connection with its various facility consolidation initiatives, and will continue to apply the provisions of SFAS No. 146 should additional exit or disposal activities be initiated in the future.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30 "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for Dura beginning January 1, 2003. The application of this statement resulted in a reclassification of the loss on early extinguishment of debt recorded during 2002 of $5.5 million from an extraordinary item to a component of income from continuing operations. In addition, in connection with the termination of Dura's Credit Agreement, Dura wrote off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003, which was also classified as a component of income from continuing operations in accordance with this statement.

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

  LEGAL, ENVIRONMENTAL AND WARRANTY:

     Dura is subject to various legal actions and claims incidental to its business, including those arising out of alleged defects, product warranties, employment-related matters and environmental matters. For example, Dura faces an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. OEMs are increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which Dura supplies products to an OEM, an OEM may hold Dura responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. Dura's policy is to record reserves for

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES legal, environmental and customer warranty costs on a case by case basis at the time it believes such amount is probable and estimable and to review these determinations on a quarterly basis, or more frequently, as additional information is obtained. Dura has established reserves for issues that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments. Dura determines its warranty reserve based on identified claims and the estimated ultimate projected claim cost. The final amounts determined to be due related to these matters could differ significantly from recorded estimates. Dura carries insurance for certain legal matters including product liability; however, it no longer carries insurance for recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. The following presents a summary of Dura's legal, environmental and warranty position (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Beginning balance...........................................  $ 35,066   $ 37,407
Reductions for payments made................................   (13,773)   (10,047)
Additional reserves recorded................................     1,544      5,511
Changes in pre-existing reserves............................       333      2,195
                                                              --------   --------
Ending balance..............................................  $ 23,170   $ 35,066
                                                              ========   ========

3.  DISCONTINUED OPERATIONS:

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

     In conjunction with the decision to divest this business, Dura recorded a loss from the European Mechanical Assemblies business of approximately $107.4 million in the fourth quarter of 2002, of which approximately $15.0 million was paid for in cash. Including the previously disclosed and reported divestiture of the Steering Gear product line in the second quarter of 2002 and the European pedal product line in the third quarter of 2002, the total loss from discontinued operations for the year ended December 31, 2002 was $126.6 million, on which no tax benefit was recorded. These losses related primarily to asset write-downs of $53.3 million, contractual commitments and transaction related costs of $15.0 million, and year-to-date operating losses of $58.3 million. The operating losses included a pension settlement charge of $18.1 million and facility consolidation costs related to the Steering and Pedal product line disposals completed in the second and third quarter of 2002 of $19.2 million and $2.4 million, respectively. No tax benefit was recorded on the loss from discontinued operations.

     At December 31, 2003, Dura had reserves related to the divestiture of the European Mechanical Assemblies business of $18.9 million, primarily related to facility closure and other contractual commitments. The contractual commitments related to the facilities, principally lease costs, are anticipated to be completed in 2021.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     Net assets of discontinued operations included the following (in thousands):

                                                              DECEMBER 31,
                                                                  2002
                                                              ------------
Assets:
  Cash, accounts receivable and inventories.................    $31,457
  Notes receivable, prepaids and other assets...............        584
  Net property and equipment................................         --
  Other noncurrent assets...................................         --
Liabilities:
  Accounts payable..........................................     21,808
  Accrued liabilities.......................................      4,123
  Other current liabilities.................................         --
  Other liabilities.........................................         --
                                                                -------
Net assets of discontinued operations.......................      6,110
Less -- Current portion (asset)/liability...................     (6,110)
                                                                -------
Noncurrent portion (asset)/liability........................    $    --
                                                                =======

     Summary operating results of the discontinued operations are as follows (in thousands):

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2003       2002       2001
                                                        -------   --------   --------
Revenues..............................................  $14,992   $111,875   $143,668
Cost of sales.........................................   16,053    143,210    149,739
                                                        -------   --------   --------
  Gross loss..........................................   (1,061)   (31,335)    (6,071)
Selling, general and administrative expenses..........      787      4,802      5,179
Facility consolidation and other charges..............       --     21,589        266
Amortization expense..................................       --        283        325
                                                        -------   --------   --------
  Operating loss......................................   (1,848)   (58,009)   (11,841)
Interest expense, net.................................       29        250        303
Benefit for income taxes..............................       --         --     (2,139)
                                                        -------   --------   --------
  Net loss from discontinued operations...............  $(1,877)  $(58,259)  $(10,005)
                                                        =======   ========   ========

     Facility consolidation and other charges included severance related costs of $0.6 million, asset impairment of $20.7 million, and facility closure costs of $0.3 million for the year ended December 31, 2002 related to the previously discussed Steering Gear and European pedal product lines. In addition to the operating results above, Dura also recorded a $68.3 million loss on the disposal of discontinued operations in 2002. During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter. Additionally, net negative adjustments totaling $1.8 million were recorded during 2003 from a less favorable settlement of retained liabilities than anticipated, resulting in a net loss from discontinued operations of approximately $2.8 million in the year ended December 31, 2003.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

4.  ACQUISITIONS:

  2003 ACQUISITIONS:

     On June 19, 2003, Dura reached an agreement with Heywood Williams Group PLC (United Kingdom) to acquire its Creation Group, a premier designer and manufacturer of windows, doors and specialty products for the North American recreation vehicle, motor vehicle accessories and manufactured housing markets. The Creation Group, headquartered in Elkhart, Indiana, had 2002 revenues of approximately $145 million, and has approximately 1,100 employees at 10 facilities in Indiana, Ohio and Pennsylvania. Financial terms of the deal included a purchase price of $57 million, subject to a working capital adjustment and an earn out provision of an additional $3 million if the acquired entity achieves certain financial targets. Dura used cash on hand to finance the transaction, which closed on July 23, 2003. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. Dura does not believe the final allocation of purchase price will be materially different from preliminary allocations. Changes to the preliminary estimates within one year of the purchase date will be reflected as an adjustment to goodwill. The operating results of the Creation Group have been included in the consolidated financial statements of Dura since the date of acquisition. The pro forma effects of this transaction are not material to Dura's results of operations.

     The estimated fair values of the assets acquired and liabilities assumed at the date of the Creation Group acquisition are as follows (in thousands):

Current assets..............................................   $27,682
Property, plant and equipment...............................    18,795
Goodwill....................................................    17,712
Intangible assets...........................................     9,000
                                                               -------
Total assets acquired.......................................    73,189
                                                               -------
Current liabilities.........................................    11,681
Long-term liabilities.......................................     3,508
                                                               -------
Total liabilities assumed...................................    15,189
                                                               -------
Net assets acquired.........................................   $58,000
                                                               =======

  ACQUISITION INTEGRATIONS:

     Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of December 31, 2003, purchase liabilities recorded in conjunction with the acquisitions included approximately $10.7 million for costs associated with the shutdown and consolidation of certain acquired facilities and $2.8 million for severance and other related costs. Additional liabilities of $0.3 million for severance costs were recorded during the third quarter of 2003 related to the acquisition of the Creation Group. Costs incurred and charged to these reserves amounted to $0.7 million related to acquired facilities during the year ended December 31, 2003. The remaining employee terminations and facility closures were completed by December 31, 2002 except for contractual obligations, consisting principally of facility lease payments, that will continue through 2005.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

5.  FACILITY CONSOLIDATION AND OTHER CHARGES:

  BUSINESS EXITS:

     In November 2001, Dura entered into a definitive agreement to divest its Plastic Products business for total proceeds of approximately $41.0 million. The transaction closed on January 28, 2002. The Plastic Products business designed, engineered, and manufactured plastic components for a wide variety of automotive vehicle applications, focusing on the metal to plastic conversion and dual plastic applications markets. This business employed approximately 750 people in three facilities located in Mishawaka, Indiana; Bowling Green, Kentucky; and Jonesville, Michigan and generated approximately $80.0 million in annual revenue. Two members of Dura's Board of Directors are members of management of an investor group which is the general partner of the controlling shareholder of the acquiring company. Dura recorded a noncash charge of approximately $7.4 million in the fourth quarter of 2001 for the estimated loss upon divestment. In the second quarter of 2002, Dura recorded an additional $1.9 million charge related to final negotiation of purchase price adjustments. The effect of this divestiture on subsequent operating results has not been significant.

     In October 2001, Dura successfully completed the sale of its Thixotech business located in Canada for total proceeds of approximately $4.1 million. Thixotech generated approximately $10.0 million of revenue on an annualized basis, and is a manufacturer of magnesium injection molded products for the electronics, communications, power tools and automotive industries. Dura recorded a noncash charge related to this transaction of approximately $5.2 million in the fourth quarter of 2001. The effect of this divestiture on subsequent operating results has not been significant.

     In August 2001, Dura divested its Australian operations resulting in a charge of approximately $7.5 million in the third quarter of 2001. Approximately $2.0 million of this charge was cash related. The Australian operations generated approximately $10.0 million of revenue on an annualized basis and produced parking brakes, jacks, pedal assemblies, hinges and latches for the automotive industry. The effect of this divestiture on subsequent operating results has not been significant.

  FACILITY CONSOLIDATION:

     During the fourth quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. The restructuring actions are anticipated to be complete by March 31, 2004. Dura expects to incur additional restructuring charges related to the exit of the Melun facility of approximately $0.4 million relating to facility closure and other costs through March 31, 2004.

     During the fourth quarter of 2003, in order to improve capacity utilization, Dura announced a plan to restructure its Pamplona, Spain facility and combine certain businesses with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $1.3 million, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $0.2 million of facility closure and other costs incurred during the fourth quarter of 2003. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $1.2 million in severance related costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Pamplona facility.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     During the third quarter of 2003, Dura continued its plan to exit certain of its non-core products and exited its thermostats product line in North America. Dura previously exited its European thermostat business in conjunction with the divestiture of its Mechanical Assemblies Europe business. This North American action resulted in a third quarter 2003 restructuring charge of $0.6 million, including asset impairment of $0.2 million and other facility consolidation costs of $0.4 million. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. Dura does not expect to incur any additional restructuring charges related to the exit of the North American thermostats product line.

     During the third quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Mount Carroll, Illinois facility and combine the business with other Dura operations. This action resulted in a third quarter 2003 restructuring charge of $0.4 million relating to severance. In continuation of these actions, Dura recorded $0.2 million of additional restructuring charges related to severance in the fourth quarter of 2003. Dura also expensed as incurred certain facility closure and other costs of $0.2 million during the third quarter of 2003. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. The restructuring actions are anticipated to be complete by March 31, 2004. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $0.6 million in severance costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Mount Carroll facility.

     During the second quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions, Dura recorded $0.6 million of additional restructuring charges in the third quarter of 2003, including severance of $0.5 million and facility closure and other costs of $0.1 million, and $0.7 million of severance in the fourth quarter of 2003. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. The restructuring actions are anticipated to be complete by March 31, 2004. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $0.8 million in severance related costs and $1.2 million in facility closure and other costs. Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of $0.5 million through March 31, 2004, including severance of $0.2 million and facility closure and other costs of $0.3 million.

     During the fourth quarter of 2002, Dura continued to evaluate its worldwide capacity utilization and opportunities for cost reductions. As a result, Dura announced a plan to exit its Livonia, Michigan facility and its Cauvigny, France facility. These actions resulted in a fourth quarter 2002 restructuring charge of $12.9 million, accounted for in accordance with EITF 94-3. The charge related to the consolidation of the Livonia facility included severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million, $0.3 million and $0.1 million during the first, second and third quarters of 2003, respectively. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations. The charge related to the consolidation of the Cauvigny facility included severance related costs of $7.7 million and asset impairment of $1.2 million. During the third quarter of 2003, Dura reevaluated its French operations and decided not to close the Cauvigny facility. As a result, Dura reversed the severance reserves originally established in the fourth quarter of 2002 of approximately $8.5 million, consisting of the original $7.7 million severance charge as adjusted for the effects of changes in foreign currency exchange rates. In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

$0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. The restructuring actions are anticipated to be complete by March 31, 2004. Dura does not expect to incur any additional restructuring charges related to the exit of the Cauvigny facility.

     Costs incurred and charged to the reserve related to the consolidation of the Livonia facility as of December 31, 2003 amounted to $0.7 million in severance related costs. The decision to exit the Livonia facility resulted in a reduction in the work force of approximately 10 salaried and 88 hourly employees, all of which have been terminated as of December 31, 2003. The restructuring actions were completed by December 31, 2003.

     During the third quarter of 2002, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million, accounted for in accordance with EITF 94-3. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been terminated as of December 31, 2003. The restructuring actions were completed by September 30, 2003. Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $0.6 million in severance related costs and $0.5 million in facility closure costs. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations.

     Throughout 2000 and 2001 Dura has evaluated manufacturing capacity issues and opportunities for cost reduction given the reduced demand in the North America automotive and recreation vehicle markets and the available capacity within Dura's operations. As a result, beginning in the fourth quarter of 2000, Dura began to implement several actions including discontinuing operations in two North American facilities, combining the Driver Control and Engineered Products divisions into one (Control Systems), and reducing and consolidating certain support activities to achieve an appropriate level of support personnel relative to remaining operations and future business requirements. These actions resulted in a fourth quarter 2000 restructuring charge of $6.8 million, including severance related payments of $6.2 million and facility closure costs of approximately $0.6 million. Additionally in 2000, Dura expensed as incurred equipment relocation costs of $0.8 million. In continuation of the actions taken in 2000, Dura recorded $2.4 million of additional restructuring charges in the first quarter and $2.0 million in the fourth quarter of 2001 relating to employee severance. Dura also expensed as incurred approximately $0.2 million of equipment relocation costs incurred during the first quarter of 2001. These costs are reflected as facility consolidation and other charges in the 2001 consolidated statements of operations.

     Costs incurred and charged to the reserves as of December 31, 2003 amounted to $11.3 million in severance related costs and $1.0 million in facility closure costs. During 2001 and 2002, additional adjustments were made of $0.1 million and $0.3 million, respectively, to decrease the reserve for employee severance as the actual costs incurred were less than originally estimated.

     The decision to exit the two facilities resulted in a reduction in the work force of approximately 52 salaried and 408 hourly employees, all of which have been terminated as of December 31, 2003. Additionally, the decision to consolidate two divisions into one and to reduce support personnel to a level consistent with future business requirements resulted in a reduction of approximately 217 salaried employees, all of which have been terminated as of December 31, 2003.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

6.  STOCKHOLDERS' INVESTMENT:

  EARNINGS PER SHARE:

     Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of Class A and Class B common shares outstanding during the year. In accordance with SFAS No. 128, an entity that reports a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change in a period shall use income from continuing operations, adjusted for preferred dividends, as the control number in determining whether those potential common shares are dilutive or antidilutive. As a result, diluted earnings (loss) per share, and all other diluted per share amounts presented, were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless if those amounts were antidilutive to their respective basic per share amounts. Diluted earnings per share for 2003 and 2001 includes the effects of outstanding stock options using the treasury stock method. Potential common shares of 1,289,000 related to Dura's Preferred Securities were excluded from the computation of diluted earnings per share for 2003 and 2001, as inclusion of these shares would have been antidilutive. Diluted loss per share for 2002 includes (i) the effects of outstanding stock options using the treasury stock method, and (ii) the conversion of the Preferred Securities as follows (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2003       2002       2001
                                                        -------   ---------   -------
Net income (loss).....................................  $22,338   $(288,671)  $11,219
Dividends on mandatorily redeemable convertible
  preferred securities, net of tax....................       --       2,486        --
                                                        -------   ---------   -------
Net income (loss) applicable to common stockholders --
  diluted.............................................  $22,338   $(286,185)  $11,219
                                                        =======   =========   =======
Weighted average number of Class A common shares
  outstanding.........................................   16,587      15,848    14,536
Weighted average number of Class B common shares
  outstanding.........................................    1,726       2,214     3,221
                                                        -------   ---------   -------
                                                         18,313      18,062    17,757
Dilutive effect of outstanding stock options after
  application of the treasury stock method............      250         408       246
Dilutive effect of mandatorily redeemable convertible
  preferred securities, assuming conversion...........       --       1,289        --
                                                        -------   ---------   -------
Diluted shares outstanding............................   18,563      19,759    18,003
                                                        =======   =========   =======
Basic earnings (loss) per share.......................  $  1.22   $  (15.98)  $  0.63
                                                        =======   =========   =======
Diluted earnings (loss) per share.....................  $  1.20   $  (14.48)  $  0.62
                                                        =======   =========   =======

  THE 1998 STOCK INCENTIVE PLAN:

     Certain individuals who are full-time, salaried employees of Dura (Employee Participants) are eligible to participate in the 1998 Stock Incentive Plan (the 1998 Plan). A committee of the Board of Directors approves the Employee Participants and determines the terms and conditions of granted options. The 1998 Plan provides for the issuance of options at exercise prices equal to the stock market price on the date of grant to Employee Participants covering up to 1,000,000 shares of Class A common stock of Dura plus any shares carried over from the 1996 Key Employee Stock Option Plan (the 1996 Plan) plus an annual increase, as

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES defined in the 1998 Plan, subject to certain adjustments reflecting changes in Dura's capitalization. Such option grants vest between one and four years from the date of grant. Options available for future grants to purchase shares of Dura's Class A common stock was 851,020 at December 31, 2003. Information regarding options outstanding from the 1996 Plan and the 1998 Plan is as follows:

                                                                WEIGHTED      WEIGHTED
                                    SHARES                      AVERAGE     AVERAGE FAIR     EXERCISABLE
                                     UNDER                      EXERCISE      VALUE OF        AT END OF
                                    OPTION     EXERCISE PRICE    PRICE     OPTIONS GRANTED      YEAR
                                   ---------   --------------   --------   ---------------   -----------
Outstanding, December 31, 2000...  1,639,688    $12.81-38.63     $21.81                         489,196
  Granted........................  2,013,250       7.50-9.15       7.97        $ 5.94
  Exercised......................     (1,200)          15.47      15.47
  Forfeited......................   (299,800)     7.50-38.63      18.62
                                   ---------    ------------     ------
Outstanding, December 31, 2001...  3,351,938      7.50-38.63      13.87                         999,863
  Granted........................    553,600           13.50      13.50        $13.50
  Exercised......................   (338,765)     7.50-17.27      10.13
  Forfeited......................   (338,695)     7.50-38.63      10.97
                                   ---------    ------------     ------
Outstanding, December 31, 2002...  3,228,078      7.50-38.63      14.62                       1,362,115
  Granted........................    815,600       5.60-9.02       6.95        $ 5.78
  Exercised......................    (36,420)     7.50-15.31       8.35
  Forfeited......................   (203,930)     7.02-29.25      12.34
                                   ---------    ------------     ------
Outstanding, December 31, 2003...  3,803,328    $ 5.60-38.63     $13.14                       2,146,003
                                   =========    ============     ======

     The following table summarizes information about stock options outstanding at December 31, 2003:

                                                  OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                    -----------------------------------------------   ----------------------------
                                                     WEIGHTED-
                                      NUMBER          AVERAGE          WEIGHTED-        NUMBER        WEIGHTED-
                                    OUTSTANDING      REMAINING          AVERAGE       EXERCISABLE      AVERAGE
RANGE OF EXERCISABLE OPTIONS        AT 12/31/03   CONTRACTUAL LIFE   EXERCISE PRICE   AT 12/31/03   EXERCISE PRICE
----------------------------        -----------   ----------------   --------------   -----------   --------------
$ 5.60 to    7.02.................     718,500          9.2              $6.78          120,000         $5.60
             7.50.................     931,810          7.1               7.50          437,435          7.50
  8.25 to    9.15.................     491,100          8.2               9.01          283,650          8.91
 13.50 to   17.27.................   1,009,533          6.8              15.09          652,533         15.96
 20.75 to   29.25.................     602,385          4.6              27.43          602,385         27.43
            38.63.................      50,000          4.3              38.63           50,000         38.63

     The weighted average exercise price of options exercisable at the end of year was $16.47 per share at December 31, 2003, $20.74 at December 31, 2002, and $23.13 at December 31, 2001. The weighted average remaining contractual life of outstanding options was 7.1 years at December 31, 2003, 7.7 years at December 31, 2002, and 7.2 years at December 31, 2001.

  INDEPENDENT DIRECTOR STOCK OPTION PLAN:

     The Dura Automotive Systems, Inc. Independent Director Stock Option Plan (the Director Option Plan) provides for the issuance of options to Independent Directors, as defined, to acquire up to 100,000 shares of Dura's Class A common stock, subject to certain adjustments reflecting changes in Dura's capitalization. The option exercise price must be at least 100 percent of the market value of the Class A common stock at the time the option is issued. Such option grants vest six months from the date of grant. As of December 31, 2003,

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Dura had granted options under the Director Option Plan to acquire 21,000 shares of Dura's Class A common stock at an exercise price of $24.50 to $25.50 per share. As of December 31, 2003, 21,000 of these options were exercisable. No granted options have been exercised or forfeited.

  EMPLOYEE STOCK DISCOUNT PURCHASE PLAN:

     The Dura Automotive Systems, Inc. Employee Stock Discount Purchase Plan (the Employee Stock Purchase Plan) provides for the sale of up to 1,000,000 shares of Dura's Class A common stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85 percent of the market value of Dura's Class A common stock at the date of purchase, as defined. Pursuant to this plan, 93,069, 114,482, and 159,165 shares of Class A common stock were issued to employees during the years ended December 31, 2003, 2002 and 2001, respectively. The weighted average fair value of shares purchased in 2003, 2002 and 2001 was $7.28, $9.05, and $5.94, respectively.

  DEFERRED INCOME LEADERSHIP STOCK PURCHASE PLAN:

     During 1999, Dura established the Deferred Income Leadership Stock Purchase Plan, which allows certain employees to defer receipt of all or a portion of their annual cash bonus. Dura makes a matching contribution of one-third of the employee's deferral. Dura's matching contribution vests on the first day of the third plan year following the date of the employee's deferral. In accordance with the terms of the plan, the employee's deferral and Dura's matching contribution have been placed in a "Rabbi" trust, which invests solely in Dura's Class A common stock. During 2003, 26,725 shares were distributed to employees leaving 83,654 units remaining to be distributed. During 2002 and 2001, 20,570 and 17,422 shares, respectively, were distributed to employees. This trust arrangement offers the employee a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the employee can only be made in the form of Dura's Class A common stock. Under the terms of the plan, Dura has the option to buy the shares to be distributed in the open market or issue shares that have been authorized under the plan. The plan provides for the issuance of up to 500,000 shares of Dura's Class A common stock. At December 31, 2003, 500,000 shares remain available for issuance under the plan. The assets of the trust remain subject to the creditors of Dura and are not the property of the employees; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock.

  DIRECTOR DEFERRED STOCK PURCHASE PLAN:

     During 2000, Dura established the Director Deferred Stock Purchase Plan, which allows outside directors to defer receipt of all or a portion of their annual director retainer fee. Dura makes a matching contribution of one-third of the director's deferral. Dura's matching contribution vests on the first day of the third plan year following the date of the director's deferral. In accordance with the terms of the Plan, the director's deferral and Dura's matching contribution have been placed in a "Rabbi" trust, which invests solely in Dura's Class A common stock. There have been no shares distributed to directors as of December 31, 2003 leaving 149,621 units remaining to be distributed. This trust arrangement offers the director a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the director can only be made in the form of Dura's Class A common stock. Under the terms of the plan, Dura has the option to buy the shares to be distributed in the open market or issue shares that have been authorized under the plan. The plan provides for the issuance of up to 200,000 shares of Dura's Class A common stock. At December 31, 2003, 200,000 shares remain available for issuance under the plan. The assets of the trust remain subject to the creditors of Dura and are not the property of the directors; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock.

  STOCK-BASED COMPENSATION PLANS:

     Dura has elected to continue accounting for the above plans under APB Opinion No. 25, under which no compensation cost has been recognized during the three years ended December 31, 2003, as all options are

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES granted at market value. Had compensation cost for these plans been determined as required under SFAS No. 123, Dura's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2003       2002       2001
                                                        -------   ---------   -------
Net income (loss)
  As Reported -- Basic................................  $22,338   $(288,671)  $11,219
  Pro Forma...........................................   18,493    (292,293)    7,639
  As Reported -- Diluted..............................   22,338    (286,185)   11,219
  Pro Forma...........................................   18,493    (289,807)    7,639
Basic earnings (loss) per share
  As Reported.........................................  $  1.22   $  (15.98)  $  0.63
  Pro Forma...........................................     1.01      (16.18)     0.43
Diluted earnings (loss) per share
  As Reported.........................................  $  1.20   $  (14.48)  $  0.62
  Pro Forma...........................................     1.00      (14.67)     0.42

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2003, 2002 and 2001. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 2.5 percent in 2003, 3.1 percent in 2002, 5.4 percent to 5.6 percent in 2001; expected life of four years for 2003, 2002, and 2001; an average expected volatility of 82 percent in 2003, 81 percent in 2002, and 64 percent in 2001.

  DIVIDENDS:

     Dura has not declared or paid any cash dividends in the past. As discussed in Note 8, Dura's New Credit Agreement restricts the amount of dividends Dura can declare or pay. As of December 31, 2003, under the terms of the Senior Notes, Subordinated Notes and most restrictive debt covenants of the Credit Agreement, Dura could not have paid any cash dividends.

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

     Refer to Note 2 for discussion related to Dura's accounting for the Preferred Securities and related dividends in accordance with FIN 46, adopted December 31, 2003.

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

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

7 1/2 percent convertible subordinated debentures due March 2028 issued by Dura; and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by Dura.

8.  DEBT:

     Debt consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
Credit Agreement:
  Tranche term loans........................................  $  147,750   $  149,250
Senior notes................................................     400,000      350,000
Subordinated notes..........................................     578,505      556,632
Mandatorily redeemable convertible trust preferred
  securities................................................      55,250
Senior notes -- derivative instrument adjustment............      19,473       30,523
Other.......................................................      17,109       20,326
                                                              ----------   ----------
                                                               1,218,087    1,106,731
Less -- Current maturities..................................      (5,738)      (7,154)
                                                              ----------   ----------
                                                              $1,212,349   $1,099,577
                                                              ==========   ==========

     Future maturities of long-term debt as of December 31, 2003 are as follows (in thousands):

2004........................................................  $    5,738
2005........................................................       7,820
2006........................................................       3,215
2007........................................................       2,937
2008........................................................     142,795
Thereafter..................................................   1,055,582
                                                              ----------
                                                              $1,218,087
                                                              ==========

     In March 1999, Dura entered into its Credit Agreement. The Credit Agreement originally provided for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

     In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes ("2002 Senior Notes"), due April 2012. The interest on the 2002 Senior Notes is payable semi-annually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. In addition, the revolving credit facility was decreased to $390.0 million. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in quarterly installments through December 2008 with no early payment penalties. In conjunction with these transactions, Dura obtained an amendment to the Credit Agreement to allow for the 2002 Senior Notes offering and to further adjust certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. In connection with the repayment of borrowings outstanding under the Credit Agreement, Dura wrote off debt issuance costs of approximately $5.5 million during the second quarter of 2002. In accordance with the adoption of SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Corrections", effective January 1, 2003, Dura reclassified the $5.5 million loss on early extinguishment of debt to a component of income from continuing operations and the related income tax benefit of $2.1 million to the provision for income taxes.

     In November 2003, Dura completed the offering of $50.0 million 8 5/8 percent senior unsecured notes ("2003 Senior Notes"), due April 2012. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. Net proceeds from this offering of approximately $48.5 million were used to replenish cash balances used to fund the acquisition of the Creation Group. In conjunction with this transaction, Dura amended and restated its revolving credit facility. The new revolving credit facility ("New Credit Agreement") provides for $175.0 million of revolving credit, available until October 2008. At December 31, 2003, Dura had unused borrowing capacity of approximately $155.0 million, all of which was available under its most restrictive debt covenant and $20.0 million in letters of credit outstanding. The existing tranche C term loan remained outstanding. Dura also entered into a fixed to floating interest rate swap (notional amount of $75.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. In connection with the termination of Dura's existing Credit Agreement, Dura wrote off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003. The write-off of debt issuance costs was classified as a component of income from continuing operations in accordance with the provisions of SFAS No. 145.

     Included in interest expense, net, in the consolidated statements of operations is approximately $2.6 million, $2.4 million and $2.3 million of interest income earned on Dura's cash balances in the years ended December 31, 2003, 2002 and 2001, respectively.

     As of December 31, 2003, the rate on borrowings under the New Credit Agreement was based on LIBOR and was 3.66 percent. The New Credit Agreement contains various restrictive covenants which amongst other things, limit indebtedness, investments, capital expenditures and certain dividends. The New Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of December 31, 2003. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Dura.

     The New Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $50.8 million. As of December 31, 2003, Dura had no borrowings outstanding under the revolver.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At December 31, 2003, Dura had $0.1 million outstanding under its overdraft facilities. At December 31, 2003, Dura had overdraft facilities available from banks of approximately $53.0 million.

9.  SENIOR SUBORDINATED NOTES:

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

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

10.  INCOME TAXES:

     The summary of income from continuing operations before provision for income taxes and minority interest consisted of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Domestic................................................  $(5,932)  $49,437   $27,662
Foreign.................................................   48,153    33,756     6,720
                                                          -------   -------   -------
  Total.................................................  $42,221   $83,193   $34,382
                                                          =======   =======   =======

     The provision for income taxes consisted of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                          2003      2002       2001
                                                         -------   -------   --------
Currently payable --
  Domestic.............................................  $   764   $ 1,071   $    232
  Foreign..............................................   15,666    17,547    (21,984)
                                                         -------   -------   --------
     Total.............................................   16,430    18,618    (21,752)
                                                         -------   -------   --------
Deferred --
  Domestic.............................................      (17)   12,255     (1,145)
  Foreign..............................................   (2,058)    6,732     33,486
                                                         -------   -------   --------
     Total.............................................   (2,075)   18,987     32,341
                                                         -------   -------   --------
     Total.............................................  $14,355   $37,605   $ 10,589
                                                         =======   =======   ========

     A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
Federal provision at statutory rates....................  $14,777   $29,118   $12,034
Foreign net operating losses not benefited..............    3,442    14,064     7,681
Amortization of nondeductible goodwill..................       --        --     4,123
Write-off of foreign investments........................       --        --    (9,871)
State taxes, net of federal income tax benefit..........     (178)    2,338     1,600
Capital losses..........................................     (630)    2,182     1,557
Foreign provision less than U.S. tax rate...............   (1,102)   (4,293)   (3,033)
Research and experimentation credits....................   (1,464)   (4,050)   (1,640)
Extraterritorial income exclusion benefit...............   (1,875)   (2,355)   (2,106)
Other adjustments.......................................    1,385       601       244
                                                          -------   -------   -------
  Total.................................................  $14,355   $37,605   $10,589
                                                          =======   =======   =======

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     A summary of deferred tax assets (liabilities) is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Depreciation and property basis differences.................  $(55,406)  $(46,138)
Net operating loss carryforwards............................    67,725     40,999
Accrued compensation costs..................................    14,353     16,308
Accrued interest............................................    13,829     12,437
Postretirement benefit obligations..........................    12,458     11,153
Legal and environmental costs...............................     9,571      9,400
Research and development and other credit carryforwards.....     8,972      9,224
Facility closure and consolidation costs....................     4,983      7,301
Inventory valuation adjustments.............................     4,438      3,612
Capital loss carryforward...................................     4,039      4,717
Loss contracts..............................................       892      1,316
Bad debt allowance..........................................       121        448
Other.......................................................    (5,013)    (1,425)
Valuation allowance.........................................   (49,052)   (41,147)
                                                              --------   --------
                                                              $ 31,910   $ 28,205
                                                              ========   ========

     Net current deferred tax assets of $15.7 million in 2003 and $27.5 million in 2002 are included in other current assets. Net long-term deferred tax assets of $16.2 million in 2003 and $0.7 million in 2002 are included in other assets. The valuation allowance has been provided primarily related to the uncertainty regarding the use of certain of Dura's net operating loss and capital loss carryforwards. In 2003 and 2002, the valuation allowance increased by $7.9 million and $17.7 million, respectively, to primarily reflect changes in the uncertainties related to specific net operating loss and capital loss carryforwards, as well as the impact of foreign exchange. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. As of December 31, 2003, Dura had approximately $195.2 million of net operating loss carryforwards, of which $109.0 million related to certain foreign subsidiaries. Utilization of these losses is subject to the tax laws of the applicable foreign jurisdiction and will be limited by the ability of such foreign subsidiary to generate taxable income. Of the total net operating loss carryforwards, $80.5 million have no expiration and $114.7 million expire in 2009 through 2023. The utilization of Dura's research and development credit carryforwards expire in 2010 through 2023. Dura has been granted tax holidays in certain countries in which it operates. In 2003, Dura recognized a tax benefit of approximately $0.4 million in countries with tax holidays.

11.  SEGMENT REPORTING:

     Dura follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Dura is organized in three divisions based on the products that each division offers to vehicle OEM customers. Each division reports their results of operations, submits budgets, and makes capital expenditure requests to the chief operating decision-making group. This group consists of the president and chief executive officer, the presidents of the three divisions, the chief financial officer and the vice-presidents of sales and human resources. Dura's operating segments have been aggregated into one reportable segment, as Dura believes it meets the aggregation criteria of SFAS No. 131. Dura's divisions, each with a separate management team, are dedicated to providing vehicle components and systems to OEM customers. Each of the divisions demonstrate similar economic performance, mainly driven by vehicle production volumes of the customers for which they service. All of Dura's operations use similar manufacturing techniques and utilize

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES common cost-saving tools. These techniques include continuous improvement programs designed to reduce Dura's overall cost base and to enable Dura to better handle OEM volume fluctuations.

     The following table presents revenues and long-lived assets for each of the geographic areas in which Dura operates (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                          ---------------------------------------------------------------------------
                                   2003                      2002                      2001
                          -----------------------   -----------------------   -----------------------
                                       LONG-LIVED                LONG-LIVED                LONG-LIVED
                           REVENUES      ASSETS      REVENUES      ASSETS      REVENUES      ASSETS
                          ----------   ----------   ----------   ----------   ----------   ----------
North America...........  $1,430,319    $221,928    $1,580,555    $221,069    $1,632,905    $272,300
Europe..................     914,601     253,253       755,520     212,298       671,811     193,026
Other foreign
  countries.............      35,874      13,182        24,248      11,112        28,989      11,646
                          ----------    --------    ----------    --------    ----------    --------
                          $2,380,794    $488,363    $2,360,323    $444,479    $2,333,705    $476,972
                          ==========    ========    ==========    ========    ==========    ========

     Revenues are attributed to geographic locations based on the location of product production.

     The following is a summary composition by product category of Dura's revenues (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Driver control systems...........................  $  845,019   $  790,907   $  800,192
Seating control systems..........................     363,652      360,487      363,471
Glass systems....................................     360,121      322,471      332,976
Structural door modules..........................     188,451      269,468      197,770
Exterior trim systems............................     177,667      157,487      172,656
Engineered assemblies............................     161,000      189,955      225,637
Mobile products..................................     154,221      157,208      131,005
Other............................................     130,663      112,340      109,998
                                                   ----------   ----------   ----------
Revenues from external customers.................  $2,380,794   $2,360,323   $2,333,705
                                                   ==========   ==========   ==========

     Customers that accounted for a significant portion of consolidated revenues for each of the three years in the period ended December 31, 2003 were as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                               -------------------------
                                                               2003      2002      2001
                                                               -----     -----     -----
Ford Motor Company.........................................     20%       26%       25%
General Motors.............................................     14%       14%       15%
Lear Corporation...........................................     12%       12%       13%
DaimlerChrysler............................................      9%       10%       10%

     As of December 31, 2003 and 2002, receivables from these customers represented 38 percent and 42 percent of total accounts receivable, respectively.

12.  EMPLOYEE BENEFIT PLANS:

  DEFINED BENEFIT PLANS AND POST-RETIREMENT BENEFITS:

     Dura sponsors 15 defined benefit plans that cover certain hourly and salaried employees in the United States and certain European countries. Dura's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, Dura has ten postretirement medical benefit plans for

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES certain employee groups and has recorded a liability for its estimated obligation under these plans. The tables below are based on a September 30 measurement date.

     The change in benefit obligation, plan assets and funded status for the plans related to continuing operations consisted of the following (in thousands):

                                      PENSION PLANS IN
                                        WHICH ASSETS
                                           EXCEED        PENSION PLANS IN WHICH
                                        ACCUMULATED       ACCUMULATED BENEFITS     POSTRETIREMENT BENEFITS
                                          BENEFITS            EXCEED ASSETS          OTHER THAN PENSIONS
                                      ----------------   -----------------------   -----------------------
                                       2003     2002        2003         2002         2003         2002
                                      ------   -------   ----------   ----------   ----------   ----------
Change in Benefit Obligation:
  Benefit obligation at beginning of
     year...........................  $  --    $2,938     $104,856     $ 89,682     $ 22,875     $ 23,309
  Service cost......................     --       171        3,362        2,664          826          422
  Interest cost.....................     --       220        7,155        6,422        1,921        1,614
  Amendments........................     --       397        1,389          445        4,035           --
  Actuarial loss....................     --       417        5,425        7,432        1,884           60
  Benefits paid.....................     --      (188)      (6,631)      (8,294)      (2,490)      (2,570)
  Exchange rate changes.............     --        --        6,827        2,550          757           40
                                      -----    ------     --------     --------     --------     --------
  Benefit obligation at end of
     year...........................  $  --    $3,955     $122,383     $100,901     $ 29,808     $ 22,875
                                      =====    ======     ========     ========     ========     ========
Change in Plan Assets:
  Fair value of plan assets at
     beginning of year..............  $  --    $3,880     $ 66,066     $ 65,691     $     --     $     --
  Actual return on plan assets......     --       489        8,384       (1,403)          --           --
  Employer contributions............     --       204        6,937        4,491        2,330        2,407
  Benefits paid.....................     --      (188)      (6,022)      (7,807)      (2,330)      (2,407)
  Exchange rate changes.............     --        --        3,735          709           --           --
                                      -----    ------     --------     --------     --------     --------
  Fair value of plan assets at end
     of year........................  $  --    $4,385     $ 79,100     $ 61,681     $     --     $     --
                                      =====    ======     ========     ========     ========     ========
Change in Funded Status:
  Funded status.....................  $  --    $  430     $(43,283)    $(39,220)    $(29,808)    $(22,875)
  Unrecognized actuarial (gain)
     loss...........................     --      (223)      29,703       26,881        2,083           58
  Unrecognized prior service cost
     (benefit)......................     --       550        4,135        2,038        3,491          (48)
  Adjustment to recognize minimum
     liability......................     --        --      (25,878)     (22,428)          --           --
                                      -----    ------     --------     --------     --------     --------
  Prepaid/(Accrued) benefit cost....  $  --    $  757     $(35,323)    $(32,729)    $(24,234)    $(22,865)
                                      =====    ======     ========     ========     ========     ========

     The accumulated benefit obligation for all defined benefit pension plans was $122.2 million at December 31, 2003 and $102.2 million at December 31, 2002.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The following weighted-average assumptions were used to determine benefit obligations:

                                                                        POST-RETIREMENT
                                                                        BENEFITS OTHER
                                                 PENSION BENEFITS        THAN PENSIONS
                                              -----------------------   ---------------
                                                 2003         2002       2003     2002
                                              ----------   ----------   ------   ------
Discount rate...............................  5.00-6.25%   5.00-6.75%   6.25%    6.75%
Rate of compensation increase...............  2.50-4.00%   2.50-4.00%   N/A      N/A

     The following weighted-average assumptions were used to determine net periodic benefit costs:

                                                                   POST-RETIREMENT BENEFITS
                                            PENSION BENEFITS         OTHER THAN PENSIONS
                                         -----------------------   ------------------------
                                            2003         2002        2003         2002
                                         ----------   ----------   --------   -------------
Discount rate..........................  5.00-6.75%   5.00-7.50%    6.75%      7.00-7.50%
Expected return on plan assets.........  4.00-8.00%   5.00-8.00%      N/A             N/A
Rate of compensation increase..........  2.50-4.00%   2.50-4.00%      N/A             N/A

     Dura employs a building block approach in determining the expected long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

     The following health care cost trend rates were used to account for the plans:

                                                              2003    2002
                                                              ----    ----
Health care cost trend rate assumed for next year...........  8.50%   9.25%
Rate to which the cost trend rate is assumed to decline (the
  ultimate trend rate)......................................  5.75%   5.75%
Year that the rate reaches the ultimate trend rate..........  2008    2008

     The components of net periodic benefit costs are as follows (in thousands):

                                                               POSTRETIREMENT BENEFITS
                                      PENSION BENEFITS           OTHER THAN PENSIONS
                                  YEARS ENDED DECEMBER 31,     YEARS ENDED DECEMBER 31,
                                 ---------------------------   ------------------------
                                  2003      2002      2001      2003     2002     2001
                                 -------   -------   -------   ------   ------   ------
Service cost...................  $ 3,362   $ 2,835   $ 2,536   $  826   $  422   $  470
Interest cost..................    7,155     6,642     6,266    1,921    1,613    1,722
Expected return on plan
  assets.......................   (5,809)   (5,972)   (6,198)      --       --       --
Amendments/curtailments........       44       891       267       --       --     (276)
Amortization of prior service
  cost (benefit)...............    1,019       291        68      565      (20)      (7)
Recognized actuarial (gain)
  loss.........................      316       150        (9)      --       --       --
                                 -------   -------   -------   ------   ------   ------
Net periodic benefit cost......  $ 6,087   $ 4,837   $ 2,930   $3,312   $2,015   $1,909
                                 =======   =======   =======   ======   ======   ======

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                  ONE PERCENTAGE-POINT   ONE PERCENTAGE-POINT
                                                        INCREASE               DECREASE
                                                  --------------------   --------------------
Effect on total of service and interest cost
  components....................................         $  265                $  (218)
Effect on the post-retirement benefit
  obligation....................................          2,331                 (1,889)

     The weighted-average asset allocations of Dura's U.S. pension assets at December 31, 2003 and 2002, by asset category, are as follows:

                                                              PENSION BENEFITS
                                                              -----------------
                                                               2003      2002
                                                              -------   -------
Equity securities...........................................    53%       50%
Debt securities.............................................    44%       48%
Other.......................................................     3%        2%
                                                               ----      ----
Total.......................................................   100%      100%
                                                               ====      ====

     Dura employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalizations. Other assets such as real estate, private equity, and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

     Dura expects to contribute $5.8 million to its pension plans and $2.0 million to its postretirement medical benefit plans in 2004.

  RETIREMENT SAVINGS PLANS:

     Dura sponsors various employee retirement savings plans that allow qualified employees to provide for their retirement on a tax-deferred basis. In accordance with the terms of the retirement savings plans, Dura is required to match certain of the participants' contributions and/or provide employer contributions based on Dura's performance and other factors. Dura's contributions totaled $8.6 million, $7.5 million, and $5.8 million during fiscal 2003, 2002, and 2001.

13.  COMMITMENTS AND CONTINGENCIES:

  LEASES:

     Dura leases office and manufacturing space and certain equipment under operating lease agreements which require it to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. Of

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES these lease commitments, $19.8 million are included in facility closure and consolidation costs reserves. Future annual rental commitments at December 31, 2003 under these operating leases are as follows (in thousands):

YEAR                                                          AMOUNT
----                                                          -------
2004........................................................  $28,703
2005........................................................   25,480
2006........................................................   16,226
2007........................................................    6,864
2008........................................................    4,070
Thereafter..................................................   30,006

  LITIGATION:

     Dura faces an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as expected and such failure of the products results, or is alleged to result, in bodily injury and/or property damage. Dura cannot assure that it will not experience any material warranty or product liability losses in the future or that it will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective, Dura may be required to participate in a recall involving such products. Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against Dura or a requirement to participate in a product recall may have a material adverse effect on Dura's business. OEMs are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which Dura supplies products to an OEM, an OEM may hold Dura responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. Dura carries insurance for certain legal matters including product liability; however, Dura no longer carries insurance for recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. Dura has established reserves for issues that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various legal actions and claims that are incidental to Dura's business will not have a material adverse impact on the consolidated financial position, results of operations, or cash flows of Dura; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

14.  RELATED PARTY TRANSACTIONS:

     Dura incurred fees to Hidden Creek Industries (HCI), an affiliate of Dura, of approximately $1.1 million in 2003 in connection with the offering of the 2003 Senior Notes, the acquisition of the Creation Group and other business development services. In 2002, Dura incurred fees to HCI of approximately $2.5 million in connection with the offering of the 2002 Senior Notes, the tranche C term loan, and other business development services. In 2001, Dura paid fees to HCI of $1.6 million in connection with the amendment to the Credit Agreement, the offering of the Subordinated Notes, the divestitures of Australia, Thixotech and Plastic Products businesses, and other business development services.

     In November 2001, Dura entered into a definitive agreement to divest its Plastic Products business for total proceeds of approximately $41.0 million. The transaction closed on January 28, 2002. Two members of Dura's Board of Directors are members of management of an investor group, which is general partner of the controlling shareholder of the acquiring company.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     During 1999, Dura and its former chairman, who is currently a member of Dura's Board of Directors, formed Automotive Aviation Partners, LLC ("AAP") to facilitate the purchase of a corporate airplane. Dura owns 25 percent of AAP and Dura's former chairman owns 75 percent. Each party provided guarantees for their ownership percent in favor of the AAP's lending institution; Dura's guarantee is for $1.25 million. In 2001, Dura loaned approximately $1.2 million to AAP (the "Dura Loan") to enable it to make a principal and interest payment to the lending institution. The former chairman has personally guaranteed repayment of 75 percent of this loan. The Dura Loan was due and payable in October 2002. Subsequently, Dura and its former chairman established a repayment schedule with respect to the former chairman's guarantee, for which payments are current.

     In March 2003, Dura entered into a two year agreement with its former Chief Executive Officer and current Vice Chairman. Under the terms of the agreement, this individual will receive an annual consulting fee of $525,000 for two years, stock options for 270,000 shares of Class A Common Stock, and his existing vested options exercise period were extended to the remaining life of those options. As of December 31, 2003, 195,000 of the additional options have been granted. The remaining 75,000 options will be granted during 2004 and are being accounted for as variable stock options.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a condensed summary of actual quarterly results of operations for 2003 and 2002 (in thousands, except per share amounts):

                                                                                     BASIC       DILUTED
                                                         LOSS FROM        NET      EARNINGS      EARNINGS
                                   GROSS    OPERATING   DISCONTINUED    INCOME      (LOSS)        (LOSS)
                       REVENUES   PROFIT     INCOME      OPERATIONS     (LOSS)     PER SHARE   PER SHARE(A)
                       --------   -------   ---------   ------------   ---------   ---------   ------------
2003:
  First..............  $592,805   $76,429    $37,558      $   (978)    $   9,157    $  0.50       $ 0.50
  Second.............   606,430    78,258     37,529           711        10,840       0.59         0.58
  Third..............   554,398    61,098     27,697           348         5,196       0.28         0.28
  Fourth.............   627,161    75,766     24,210        (2,874)       (2,855)     (0.16)       (0.15)(b)
2002:
  First..............  $583,858   $79,432    $46,093      $ (4,393)    $(193,968)   $(10.89)      $(9.91)(c)
  Second.............   638,383    93,490     57,048       (26,030)       (7,990)     (0.45)       (0.37)(d)
  Third..............   561,540    74,288     37,982        (8,701)        3,952       0.22         0.23
  Fourth.............   576,542    78,092     31,498       (87,457)      (90,665)     (4.97)       (4.97)(e)

---------------
(a)  See Note 6 for discussion on the computation of diluted shares outstanding.

(b)  Includes $2,852 for loss on early extinguishment of debt.

(c)  Restated for adoption of SFAS No. 142.

(d)  Includes $5,520 for loss on early extinguishment of debt.

(e)  Includes loss on disposal of discontinued operations of $68,322.

     The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock method.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

16.  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:

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

                         DURA AUTOMOTIVE SYSTEMS, INC.

              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003

                                          DURA                     NON-
                                       OPERATING    GUARANTOR   GUARANTOR
                                         CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                       ----------   ---------   ----------   ------------   ------------
                                                            (AMOUNTS IN THOUSANDS)
                                                 ASSETS
Current assets:
  Cash and cash equivalents..........  $   32,216   $  1,126    $  147,926   $        --     $  181,268
  Accounts receivable, net...........      18,721     75,182       180,442            --        274,345
  Inventories........................      10,714     45,368        71,875            --        127,957
  Current portion of derivative
     instruments.....................       6,629         --            --            --          6,629
  Other current assets...............      18,234     19,831        56,980            --         95,045
  Due from affiliates................     163,744     43,724         2,679      (210,147)            --
                                       ----------   --------    ----------   -----------     ----------
     Total current assets............     250,258    185,231       459,902      (210,147)       685,244
                                       ----------   --------    ----------   -----------     ----------
Property, plant and equipment, net...      56,473    125,865       306,025            --        488,363
Investment in subsidiaries...........     679,527     22,490        74,820      (776,837)            --
Notes receivable from affiliates.....     570,092    528,641        41,169    (1,139,902)            --
Goodwill, net........................     411,788     96,622       350,612            --        859,022
Noncurrent portion of derivative
  instruments........................      12,844         --            --            --         12,844
Other assets, net....................      59,624      4,985         5,350            --         69,959
                                       ----------   --------    ----------   -----------     ----------
                                       $2,040,606   $963,834    $1,237,878   $(2,126,886)    $2,115,432
                                       ==========   ========    ==========   ===========     ==========

                                LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable...................  $   40,559   $ 67,245    $  136,191   $        --     $  243,995
  Accrued liabilities................      58,735     30,350        98,416            --        187,501
  Current maturities of long-term
     debt............................       1,500         36         4,202            --          5,738
  Due to affiliates..................      45,657    139,281        25,209      (210,147)            --
                                       ----------   --------    ----------   -----------     ----------
     Total current liabilities.......     146,451    236,912       264,018      (210,147)       437,234
                                       ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
  maturities.........................     146,250          3        12,868            --        159,121
Senior notes.........................     400,000         --            --            --        400,000
Subordinated notes...................     578,505         --            --            --        578,505
Mandatorily redeemable convertible
  trust preferred securities.........      55,250         --            --            --         55,250
Senior notes -- derivative instrument
  adjustment.........................      19,473         --            --            --         19,473
Other noncurrent liabilities.........      61,113     12,168        61,981            --        135,262
Notes payable to affiliates..........     404,690    459,336       275,876    (1,139,902)            --
                                       ----------   --------    ----------   -----------     ----------
     Total liabilities...............   1,811,732    708,419       614,743    (1,350,049)     1,784,845
                                       ----------   --------    ----------   -----------     ----------
Stockholders' investment.............     228,874    255,415       623,135      (776,837)       330,587
                                       ----------   --------    ----------   -----------     ----------
                                       $2,040,606   $963,834    $1,237,878   $(2,126,886)    $2,115,432
                                       ==========   ========    ==========   ===========     ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DEC. 31, 2003

                                       DURA                     NON-
                                     OPERATING   GUARANTOR   GUARANTOR
                                       CORP.     COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                     ---------   ---------   ----------   ------------   ------------
                                                          (AMOUNTS IN THOUSANDS)
Revenues...........................  $ 329,638   $933,508    $1,168,817    $ (51,169)     $2,380,794
Cost of sales......................    300,176    786,361     1,053,875      (51,169)      2,089,243
                                     ---------   --------    ----------    ---------      ----------
     Gross profit..................     29,462    147,147       114,942           --         291,551
Selling, general and administrative
  expenses.........................     65,919     29,614        59,402           --         154,935
Facility consolidation and other
  charges..........................        550     10,004        (1,302)          --           9,252
Amortization expense...............        239         94            37           --             370
                                     ---------   --------    ----------    ---------      ----------
     Operating income..............    (37,246)   107,435        56,805           --         126,994
Interest expense (income), net.....     69,489      2,105        10,327           --          81,921
Loss on early extinguishment of
  debt, net........................      2,852         --            --           --           2,852
                                     ---------   --------    ----------    ---------      ----------
  Income (loss) from continuing
     operations before provision
     for income before provision
     for income taxes and minority
     interest......................   (109,587)   105,330        46,478           --          42,221
Provision (benefit) for income
  taxes............................    (29,101)    29,911        13,545           --          14,355
Equity in (earnings) losses of
  affiliates, net..................     22,379         --        (3,894)     (18,485)             --
Minority interest -- dividends on
  trust preferred securities,
  net..............................      2,735         --            --           --           2,735
Dividends from affiliates..........   (127,938)        --            --      127,938              --
                                     ---------   --------    ----------    ---------      ----------
  Income (loss) from continuing
     operations....................     22,338     75,419        36,827     (109,453)         25,131
Loss from discontinued
  operations.......................         --         --        (2,793)          --          (2,793)
                                     ---------   --------    ----------    ---------      ----------
     Net income (loss).............  $  22,338   $ 75,419    $   34,034    $(109,453)     $   22,338
                                     =========   ========    ==========    =========      ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DEC. 31, 2003

                                            DURA                    NON-
                                          OPERATING   GUARANTOR   GUARANTOR
                                            CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                          ---------   ---------   ---------   ------------   ------------
                                                              (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Income (loss) from continuing
     operations.........................  $  22,338   $  75,419   $ 36,827     $(109,453)     $  25,131
  Adjustments to reconcile income (loss)
     from continuing operations to net
     cash provided by (used in)
     operating activities:
     Depreciation and amortization......     10,171      21,947     45,449            --         77,567
     Deferred income tax provision
       (benefit)........................      1,862       5,447     (9,384)           --         (2,075)
     Loss on early extinguishment of
       debt.............................      2,852          --         --            --          2,852
     Equity in losses (earnings) of
       affiliates and minority
       interest.........................     22,379          --     (3,894)      (18,485)            --
     Changes in other operating items...     30,527     (33,924)    34,268            --         30,871
                                          ---------   ---------   --------     ---------      ---------
       Net cash provided by (used in)
          operating activities..........     90,129      68,889    103,266      (127,938)       134,346
                                          ---------   ---------   --------     ---------      ---------
INVESTING ACTIVITIES:
  Capital expenditures, net.............      6,303     (11,327)   (62,649)           --        (67,673)
  Acquisitions, net.....................    (57,825)         --         --            --        (57,825)
                                          ---------   ---------   --------     ---------      ---------
     Net cash provided by (used in)
       investing activities.............    (51,522)    (11,327)   (62,649)           --       (125,498)
                                          ---------   ---------   --------     ---------      ---------
FINANCING ACTIVITIES:
  Long-term borrowings..................         --          --     55,795            --         55,795
  Repayments of long-term borrowings....     (1,510)        (85)   (62,367)           --        (63,962)
  Purchase of treasury shares and other,
     net................................       (478)         --         --            --           (478)
  Proceeds from issuance of senior
     notes, net.........................     50,000          --         --            --         50,000
  Proceeds from exercise of stock
     options, net.......................      2,156          --         --            --          2,156
  Debt issue costs......................     (4,927)         --         --            --         (4,927)
  Debt financing (to) from affiliates...   (152,098)     71,076     81,022            --             --
  Dividends paid........................         --    (127,938)        --       127,938             --
                                          ---------   ---------   --------     ---------      ---------
       Net cash provided by (used in)
          financing activities..........   (106,857)    (56,947)    74,450       127,938         38,584
                                          ---------   ---------   --------     ---------      ---------
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS......................     20,788          --    (33,505)           --        (12,717)
                                          ---------   ---------   --------     ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS............    (47,462)        615     81,562            --         34,715
NET CASH FLOW FROM DISCONTINUED
  OPERATIONS............................         --          --      3,316            --          3,316
CASH AND CASH EQUIVALENTS:
  Beginning of period...................     79,678         511     63,048            --        143,237
                                          ---------   ---------   --------     ---------      ---------
  End of period.........................  $  32,216   $   1,126   $147,926     $      --      $ 181,268
                                          =========   =========   ========     =========      =========

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
                                   ==========   ========    ==========   ===========     ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DEC. 31, 2002

                                      DURA                     NON-
                                    OPERATING   GUARANTOR    GUARANTOR
                                      CORP.     COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                    ---------   ----------   ---------   ------------   ------------
                                                         (AMOUNTS IN THOUSANDS)
Revenues..........................  $ 369,291   $1,044,838   $ 998,910     $(52,716)     $2,360,323
Cost of sales.....................    331,695      863,924     892,118      (52,716)      2,035,021
                                    ---------   ----------   ---------     --------      ----------
     Gross profit.................     37,596      180,914     106,792           --         325,302
Selling, general and
  administrative expenses.........     55,205       26,409      53,957           --         135,571
Facility consolidation, product
  recall and other charges........      5,855        1,921       8,345           --          16,121
Amortization expense..............        831            6         152           --             989
                                    ---------   ----------   ---------     --------      ----------
     Operating income.............    (24,295)     152,578      44,338           --         172,621
Interest expense (income), net....     74,393          (99)      9,614           --          83,908
Loss on early extinguishment of
  debt, net.......................      5,520           --          --           --           5,520
                                    ---------   ----------   ---------     --------      ----------
  Income (loss) from continuing
     operations before provision
     for income before provision
     for income taxes and minority
     interest.....................   (104,208)     152,677      34,724           --          83,193
Provision (benefit) for income
  taxes...........................    (44,334)      66,099      15,840           --          37,605
Equity in (earnings) losses of
  affiliates, net.................    230,079           --      (3,733)    (226,346)             --
Minority interest -- dividends on
  trust preferred securities,
  net.............................      2,486           --          --           --           2,486
Dividends from affiliates.........     (3,768)          --          --        3,768              --
                                    ---------   ----------   ---------     --------      ----------
  Income (loss) from continuing
     operations...................   (288,671)      86,578      22,617      222,578          43,102
Loss from discontinued
  operations......................         --           --    (126,581)          --        (126,581)
                                    ---------   ----------   ---------     --------      ----------
  Income (loss) before accounting
     change.......................   (288,671)      86,578    (103,964)     222,578         (83,479)
Cumulative effect of change in
  accounting......................         --           --    (205,192)          --        (205,192)
                                    ---------   ----------   ---------     --------      ----------
     Net income (loss)............  $(288,671)  $   86,578   $(309,156)    $222,578      $ (288,671)
                                    =========   ==========   =========     ========      ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DEC. 31, 2002

                                               DURA                    NON-
                                             OPERATING   GUARANTOR   GUARANTOR
                                               CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                             ---------   ---------   ---------   ------------   ------------
                                                                 (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Income (loss) from continuing
    operations.............................  $(288,671)  $  86,578   $  22,617    $ 222,578      $  43,102
  Adjustments to reconcile income (loss)
    from continuing operations to net cash
    provided by (used in) operating
    activities:
    Depreciation and amortization..........     12,582      22,145      34,594           --         69,321
    Deferred income tax provision..........     11,097      (1,326)      9,216           --         18,987
    Loss on early extinguishment of debt...      5,520          --          --           --          5,520
    Equity in losses (earnings) of
       affiliates and minority interest....    230,079          --      (3,733)    (226,346)            --
    Changes in other operating items.......    216,257      30,010    (178,957)          --         67,310
                                             ---------   ---------   ---------    ---------      ---------
       Net cash provided by (used in)
         operating activities..............    186,864     137,407    (116,263)      (3,768)       204,240
                                             ---------   ---------   ---------    ---------      ---------
INVESTING ACTIVITIES:
  Capital expenditures, net................     (7,081)    (12,921)    (34,310)          --        (54,312)
  Proceeds from disposition of business....     30,980          --          --           --         30,980
                                             ---------   ---------   ---------    ---------      ---------
       Net cash provided by (used in)
         investing activities..............     23,899     (12,921)    (34,310)          --        (23,332)
                                             ---------   ---------   ---------    ---------      ---------
FINANCING ACTIVITIES:
  Repayments of revolving credit
    facilities.............................    (59,267)         --      (3,057)          --        (62,324)
  Long-term borrowings.....................    151,084          --      66,274           --        217,358
  Repayments of long-term borrowings.......   (403,887)       (106)   (114,967)          --       (518,960)
  Purchase of treasury shares and other,
    net....................................        (83)         --          --           --            (83)
  Proceeds from issuance of senior notes,
    net....................................    350,000          --          --           --        350,000
  Proceeds from stock offering and exercise
    of stock options, net..................      4,292          --          --           --          4,292
  Debt issue costs.........................    (10,964)         --          --           --        (10,964)
  Debt financing (to) from affiliates......   (186,536)   (121,990)    308,526           --             --
  Dividends paid...........................         --      (3,768)         --        3,768             --
                                             ---------   ---------   ---------    ---------      ---------
       Net cash provided by (used in)
         financing activities..............   (155,361)   (125,864)    256,776        3,768        (20,681)
                                             ---------   ---------   ---------    ---------      ---------
EFFECT OF EXCHANGE RATES ON CASH AND CASH
  EQUIVALENTS..............................     13,615          --      (9,698)          --          3,917
                                             ---------   ---------   ---------    ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS...............     69,017      (1,378)     96,505           --        164,144
NET CASH FLOW FROM DISCONTINUED
  OPERATIONS...............................         --          --     (53,196)          --        (53,196)
CASH AND CASH EQUIVALENTS:
  Beginning of period......................     10,661       1,889      19,739           --         32,289
                                             ---------   ---------   ---------    ---------      ---------
  End of period............................  $  79,678   $     511   $  63,048    $      --      $ 143,237
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
                                     =========   ==========   ========     =========      ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DEC. 31, 2001

                                              DURA                    NON-
                                            OPERATING   GUARANTOR   GUARANTOR
                                              CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                            ---------   ---------   ---------   ------------   ------------
                                                                (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Income (loss) from continuing
     operations...........................  $  11,219   $114,061    $  8,698     $(112,754)     $  21,224
  Adjustments to reconcile income (loss)
     from continuing operations to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization........     27,704     21,667      37,487            --         86,858
     Deferred income tax provision........     (2,249)    10,697      23,893            --         32,341
     Equity in losses (earnings) of
       affiliates and minority interest...    (92,207)        --      (5,249)       97,456             --
     Changes in other operating items.....      6,555     56,904      28,753            --         92,212
                                            ---------   --------    --------     ---------      ---------
       Net cash provided by (used in)
          operating activities............    (48,978)   203,329      93,582       (15,298)       232,635
                                            ---------   --------    --------     ---------      ---------
INVESTING ACTIVITIES:
  Capital expenditures, net...............     (5,714)   (12,534)    (49,844)           --        (68,092)
                                            ---------   --------    --------     ---------      ---------
       Net cash used in investing
          activities......................     (5,714)   (12,534)    (49,844)           --        (68,092)
                                            ---------   --------    --------     ---------      ---------
FINANCING ACTIVITIES:
  Borrowings under revolving credit
     facilities...........................    154,830         --      30,052            --        184,882
  Repayments of revolving credit
     facilities...........................   (361,842)        --     (48,496)           --       (410,338)
  Long-term borrowings....................      3,450        138      19,167            --         22,755
  Repayments of long-term borrowings......    (35,149)       (91)    (39,152)           --        (74,392)
  Purchase of treasury shares and other,
     net..................................       (386)        --          --            --           (386)
  Proceeds from issuance of subordinated
     notes, net...........................    147,100         --          --            --        147,100
  Proceeds from stock offering and
     exercise of stock options, net.......        838         --          --            --            838
  Debt issue costs........................     (4,006)        --          --            --         (4,006)
  Debt financing (to)/from affiliates.....    153,520   (174,841)     21,321            --             --
  Dividends paid..........................         --    (15,298)         --        15,298             --
                                            ---------   --------    --------     ---------      ---------
       Net cash provided by (used in)
          financing activities............     58,355   (190,092)    (17,108)       15,298       (133,547)
                                            ---------   --------    --------     ---------      ---------
EFFECT OF EXCHANGE RATES ON CASH AND CASH
  EQUIVALENTS.............................    (11,030)        --       7,087            --         (3,943)
                                            ---------   --------    --------     ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS..............     (7,367)       703      33,717            --         27,053
NET CASH FLOW FROM DISCONTINUED
  OPERATIONS..............................         --         --     (25,202)           --        (25,202)
CASH AND CASH EQUIVALENTS:
  Beginning of period.....................     18,028      1,186      11,224            --         30,438
                                            ---------   --------    --------     ---------      ---------
  End of period...........................  $  10,661   $  1,889    $ 19,739     $      --      $  32,289
                                            =========   ========    ========     =========      =========

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Dura Automotive Systems, Inc.

     We have audited the consolidated financial statements of Dura Automotive Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our reports thereon dated January 28, 2004 (which reports express an unqualified opinion and include an explanatory paragraph relating to the change in the Company's method of accounting for goodwill and other intangible assets); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Dura Automotive Systems, Inc. and subsidiaries, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
January 28, 2004

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

ADDITIONAL PURCHASE LIABILITIES RECORDED IN CONJUNCTION WITH ACQUISITIONS:

     The transactions in the purchase liabilities account recorded in conjunction with acquisitions account for the years ending December 31, 2003, 2002 and 2001 were as follows (in thousands):

                                                           2003      2002      2001
                                                          -------   -------   -------
Balance, beginning of the year..........................  $19,886   $24,679   $38,479
Provisions..............................................      332        --       110
Reversals...............................................     (937)     (679)   (5,223)
Utilizations............................................   (2,107)   (4,114)   (8,687)
                                                          -------   -------   -------
Balance, end of the year................................  $17,174   $19,886   $24,679
                                                          =======   =======   =======

FACILITY CONSOLIDATION:

     The transactions in the facility consolidation reserve account for the year ending December 31, 2003, 2002 and 2001 were as follows (in thousands):

                                                           2003      2002      2001
                                                          -------   -------   -------
Balance, beginning of the year..........................  $24,308   $ 1,766   $ 4,125
Provisions..............................................    9,201    25,599     3,874
Reversals...............................................   (7,735)     (864)   (1,628)
Utilizations............................................   (5,899)   (2,193)   (4,605)
                                                          -------   -------   -------
Balance, end of the year................................  $19,875   $24,308   $ 1,766
                                                          =======   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

     In response to recent legislation and additional requirements, Dura reviewed its internal control structure and its disclosure controls and procedures during the fourth quarter of 2003. As a result of such review Dura formalized and documented the procedures in place. Dura has designed its disclosure controls and procedures to ensure that material information related to Dura, including its consolidated subsidiaries, is made known to its disclosure committee, including its principal executive officer and principal financial officer, on a regular basis, in particular during the period in which the quarterly and annual reports are being prepared. As required, Dura will continue to evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and last did so as of December 31, 2003. Dura believes as of that date, such controls and procedures are operating effectively as designed.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A.  DIRECTORS OF THE REGISTRANT

     The information required by Item 10 with respect to the directors is incorporated herein by reference to the section labeled "Election of Directors" which appears in Dura's 2004 Proxy Statement.

B.  EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to Dura's executive officers as of March 1, 2004:

NAME                                        AGE                   POSITION(S)
----                                        ---                   -----------
Lawrence A. Denton........................  53    President, Chief Executive Officer and
                                                  Director
David R. Bovee............................  54    Vice President, Chief Financial Officer and
                                                  Assistant Secretary
John J. Knappenberger.....................  57    Vice President
Theresa L. Skotak.........................  46    Vice President
Milton D. Kniss...........................  56    Vice President and President -- Control
                                                  Systems Division
Jurgen von Heyden.........................  56    Vice President and President -- Body &
                                                  Glass Division

     Lawrence A. Denton joined Dura as President and Chief Executive Officer in January 2003. From 1996 until 2002, Mr. Denton was President of Dow Automotive, a $1 billion business unit of The Dow Chemical Company. Prior to that, he spent 24 years with Ford Motor Company, where he held a variety of senior management positions with increasing responsibility in manufacturing, quality, sales and marketing, engineering and purchasing. Mr. Denton is also currently a member of the Board of Directors of the Original Equipment Suppliers Association, the Motor & Equipment Manufacturer's Association, Kettering University, The Economic Club of Detroit and Autotemp Company.

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

     Theresa L. Skotak has served as Vice President of Human Resources since May 2002. From March 1999 until May 2002 Ms. Skotak served as Director of Corporate Human Resources and from April 1997 until March 1999, Ms. Skotak served as Director of Human Resources for Excel Industries, Inc. Prior to that Ms. Skotak was the Director of Human Resources, N.A. for the Assembly and Test Division of Lucas Industries.

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

C. SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The information required by Item 10 with respect to compliance with reporting requirements is incorporated herein by reference to the section labeled "Section 16(a) Beneficial Ownership Reporting Compliance" which appears in Dura's 2004 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in Dura's 2004 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated herein by reference to the sections labeled "Ownership of Dura Common Stock" and "Equity Compensation Plans," which appear in Dura's 2004 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in Dura's 2004 Proxy Statement.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated herein by reference to the section labeled "Independent Auditors Fees" which appears in Dura's 2004 Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

     (1) Financial Statements:

        - Independent Auditors' Report

        - Consolidated Balance Sheets as of December 31, 2003 and 2002

        - Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

        - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2003, 2002 and 2001

        - Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

        - Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules:

        - Financial Statement Schedule II -- Valuation and Qualifying Accounts

     (3) Exhibits: See "Exhibit Index"

(B) REPORTS ON FORM 8-K

     (1) Dura's current report on Form 8-K dated October 23, 2003, under Item 12 (Commission File No. 0-21139).

     (2) Dura's current report on Form 8-K dated October 28, 2003, under Item 7 (Commission File No. 0-21139).

                         DURA AUTOMOTIVE SYSTEMS, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                                                          PAGE NUMBER
                                                                         IN SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
 3.1      Restated Certificate of Incorporation of Dura Automotive
          Systems, Inc., incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-4
          (Registration No. 333-81213) (the "1999 S-4").                       *
 3.2      Amended and Restated By-laws of Dura Automotive Systems,
          Inc., incorporated by reference to Exhibit 3.2 of the
          Company's Registration Statement on Form S-1 (Registration
          No. 333-06601) (the "S-1").                                          *
 4.1      Amended and Restated Stockholders Agreement, dated as of
          August 13, 1996, by and among Dura, Onex U.S. Investments,
          Inc., J2R, Alkin, the HCI Stockholders (as defined therein)
          and the Management Stockholders (as defined therein),
          incorporated by reference to Exhibit 10.30 of the S-1.               *
 4.2      Amendment No. 1 to Amended and Restated Stockholders
          Agreement, dated as of August 13, 1996, by and between Dura,
          Onex DHC LLC, J2R, Alkin and the HCI Stockholders and the
          Management Stockholders, incorporated by reference to
          Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q
          for the quarterly period ended September 30, 1997.                   *
 4.3      Registration Agreement, dated as of August 31, 1994, among
          Dura, Alkin and the MC Stockholders (as defined therein),
          incorporated by reference to Exhibit 4.3 of the S-1.                 *
 4.4      Amendment to Registration Agreement, dated May 17, 1995, by and between Dura, the MC Stockholders (as defined therein)
          and Alkin, incorporated by reference to Exhibit 4.4 of the
          S-1.                                                                 *
 4.5      Amended and Restated Investor Stockholder Agreement, dated as of August 13, 1996, by and among Dura, Onex, U.S.
          Investments, Inc., J2R and certain other stockholders party thereto, incorporated by reference to Exhibit 10.31 of the
          S-1.                                                                 *
 4.6      Form of certificate representing Class A common stock of
          Dura Automotive Systems, Inc., incorporated by reference to
          Exhibit 4.6 of the S-1.                                              *
 4.7      Indenture, dated April 22, 1999, between Dura Operating
          Corp., Dura Automotive Systems, Inc., the Subsidiary
          Guarantors and U.S. Bank Trust National Association, as
          trustee, relating to the 9% senior subordinated notes
          denominated in U.S. dollars, incorporated by reference to
          Exhibit 4.7 of the 1999 S-4.                                         *
 4.8      Indenture, dated April 22, 1999, between Dura Operating
          Corp., Dura Automotive Systems, Inc., the Subsidiary
          Guarantors and U.S. Bank Trust National Association, as
          trustee, relating to the 9% senior subordinated notes
          denominated in Euros, incorporated by reference to Exhibit
          4.8 of the 1999 S-4.                                                 *
 4.9      Certificate of Trust of Dura Automotive Systems Capital
          Trust, incorporated by reference to Exhibit 4.8 of the
          Company's Registration Statement on Form S-3 (Registration
          No. 333-47273) (the "Form S-3").                                     *
 4.10     Form of Amended and Restated Trust Agreement of Dura
          Automotive Systems Capital Trust among Dura Automotive
          Systems, Inc., as Sponsor, The First National Bank of
          Chicago, as Property Trustee, First Chicago Delaware, Inc.,
          as Delaware Trustee and the Administrative Trustees named
          therein, incorporated by reference to Exhibit 4.9 of the
          Form S-3.                                                            *

                                                                          PAGE NUMBER
                                                                         IN SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
 4.11     Form of Junior Convertible Subordinated Indenture between
          Dura Automotive Systems, Inc. and The First National Bank of
          Chicago, as Indenture Trustee, incorporated by reference to
          Exhibit 4.10 of the Form S-3.                                        *
 4.12     Form of Preferred Security, incorporated by reference to
          Exhibit 4.11 of the Form S-3.                                        *
 4.13     Form of Debenture, incorporated by reference to Exhibit 4.12
          of the Form S-3.                                                     *
 4.14     Form of Guarantee Agreement between Dura Automotive Systems,
          Inc., as Guarantor, and The First National Bank of Chicago,
          as Guarantee Trustee with respect to the Preferred
          Securities of Dura Automotive Systems Capital Trust,
          incorporated by reference to Exhibit 4.13 of the Form S-3.           *
 4.15     Indenture, dated June 22, 2001, between Dura Operating
          Corp., Dura Automotive Systems, Inc., the Subsidiary
          Guarantors and U.S. Bank Trust National Association, as
          trustee, relating to the Series C and Series D, 9% senior
          subordinated notes denominated in U.S. Dollars, incorporated
          by reference to Exhibit 4.7 of the 1999 S-4.                         *
 4.16     Supplemental Indenture, dated July 29, 1999, between Dura
          Operating Corp., Dura Automotive Systems, Inc., the
          subsidiary guarantors and U.S. Bank Trust National
          Association, as trustee, relating to the 9% senior
          subordinated notes denominated in U.S. dollars, incorporated by reference to Exhibit 4.1 of the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended June 30,
          1999.                                                                *
 4.17     Supplemental Indenture, dated July 29, 1999, between Dura
          Operating Corp., Dura Automotive Systems, Inc., the
          subsidiary guarantors and U.S. Bank Trust National
          Association, as trustee, relating to the 9% senior
          subordinated notes denominated in Euros, incorporated by
          reference to Exhibit 4.2 of the Company's Quarterly Report
          on Form 10-Q for the quarterly period ended June 30, 1999.           *
 4.18     Second Supplemental Indenture, dated June 1, 2001, between
          Dura Operating Corp., Dura Automotive Systems, Inc., the
          guaranteeing subsidiary named therein, the original
          guarantors named therein and U.S. Bank Trust National
          Association, as trustee, relating to the 9% senior
          subordinated notes, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 (Registration No.
          333-65470).                                                          *
 4.19     Supplemental Indenture, dated as of February 21, 2002, by
          and among Dura G.P., Dura Operating Corp., Dura Automotive
          Systems, Inc., Dura Automotive Systems Cable Operations,
          Inc., Universal Tool & Stamping Company Inc., Adwest
          Electronics, Inc., Dura Automotive Systems of Indiana, Inc.,
          Atwood Automotive Inc., and Mark I Molded Plastics of
          Tennessee, Inc., Atwood Mobile Products, Inc., and U.S. Bank
          Trust National Association, as trustee under the indentures relating to the 9% senior subordinated notes, incorporated by reference to Exhibit 10.4 of the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended March 31,
          2002.                                                                *
 4.20     Indenture, dated April 18, 2002, between Dura Operating
          Corp., Dura Automotive Systems, Inc., the subsidiary
          guarantors named therein and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012,
          incorporated by reference to Exhibit 4.6 of the Registration
          Statement on Form S-4 (Registration No. 333-88800).                  *

                                                                          PAGE NUMBER
                                                                         IN SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
 4.21     Supplemental Indenture, dated as of October 22, 2003, among
          Creation Group Holdings, Inc., Creation Group, Inc., Dura
          G.P., Dura Operating Corp., Dura Automotive Systems, Inc.,
          Dura Automotive Systems Cable Operations, Inc., Universal
          Tool & Stamping Company Inc., Adwest Electronics, Inc., Dura
          Automotive Systems of Indiana, Inc., Atwood Automotive Inc.,
          and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile
          Products, Inc., and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012.
 4.22     Supplemental Indenture, dated as of October 22, 2003, among
          Creation Group Holdings, Inc., Creation Group, Inc., Dura
          G.P., Dura Operating Corp., Dura Automotive Systems, Inc.,
          Dura Automotive Systems Cable Operations, Inc., Universal
          Tool & Stamping Company Inc., Adwest Electronics, Inc., Dura
          Automotive Systems of Indiana, Inc., Atwood Automotive Inc.,
          and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile
          Products, Inc., and U.S. Bank Trust National Association, as
          trustee, relating to the 9% senior subordinated notes.
10.1      Amended and Restated Credit Agreement, dated as of March 19,
          1999, as amended and restated as of October 31, 2003, among
          Dura Automotive Systems, Inc., as Parent Guarantor, Dura
          Operating Corp., Trident Automotive Limited, Dura Holding
          Germany GmbH, Dura Automotive Systemes Europe S.A., Dura
          Automotive Systems (Canada), Ltd., as Borrowers; the Several
          Lenders from Time to Time Parties Hereto; Bank of America,
          N.A., as Collateral Agent and Syndication Agent; The Bank of
          Nova Scotia, Barclays Bank PLC, Comerica Bank, Standard
          Federal Bank, N.A., U.S. Bank National Association, Wachovia
          Bank, N.A. as Co-Documentation Agents; and JPMorgan Chase
          Bank, as Administrative Agent, incorporated by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
          for the quarterly period ended September 30, 2003.                   *
10.2**    1996 Key Employee Stock Option Plan, incorporated by
          reference to Exhibit 10.27 of the S-1.                               *
10.3**    Independent Director Stock Option Plan, incorporated by
          reference to Exhibit 10.28 of the S-1.                               *
10.4**    Employee Stock Discount Purchase Plan, as amended,
          incorporated by reference to Exhibit B to the 2003 Proxy
          Statement filed with the SEC on April 29, 2003.                      *
10.5**    Stock Option Agreement, dated as of August 31, 1994, between
          Dura Automotive Systems, Inc., and Alkin, incorporated by
          reference to Exhibit 10.4 of the S-1.                                *
10.6**    Dura Automotive Systems, Inc. 2003 Supplemental Executive
          Retirement Plan.
10.7**    Consulting Agreement, dated as of April 1, 2003, between
          Dura Automotive Systems, Inc. and Karl F. Storrie.
10.8**    Employment Letter, dated December 23, 2002, relating to the offer of employment for Mr. Larry Denton.
10.9**    Employment Agreement, dated December 16, 2003, between Dura
          Automotive Systems, Inc. and Mr. Jurgen von Heyden.
10.10**   Severance Agreement, dated as of December 29, 2003 between
          Dura Automotive Systems, Inc. and Robert A. Pickering.
10.11**   1998 Stock Incentive Plan, as amended, incorporated by
          reference to Exhibit 10.11 of the Company's 2000 Form 10-K
          filed with the SEC on April 2, 2001.                                 *
10.12**   Deferred Income Leadership Stock Purchase Plan, incorporated by reference to Appendix A of the 2000 Proxy Statement filed
          with the SEC on May 25, 2000.                                        *
10.13**   Director Deferred Stock Purchase Plan, incorporated by
          reference to Appendix B of the 2000 Proxy Statement filed
          with the SEC on May 25, 2000.                                        *

                                                                          PAGE NUMBER
                                                                         IN SEQUENTIAL
                                                                        NUMBERING OF ALL
                                                                         FORM 10-K AND
EXHIBIT                                                                  EXHIBIT PAGES
-------                                                                 ----------------
10.14     Fourth Amendment to Amended and Restated Credit Agreement
          dated as of April 17, 2002 among Dura Automotive Systems,
          Inc., as Parent Guarantor, Dura Operating Corp., Dura
          Holding Germany GmbH, Dura Automotive Systems (Canada),
          Ltd., Trident Automotive Limited, Dura Automotive Systems
          Limited, Spicebright Limited, Dura Automotive Systems Cable
          Operations Inc., Moblan Investments B.V., Dura Automotive
          Acquisition Limited, Dura Automotive Holding GmbH & Co. KG,
          and Adwest France, S.A.; Bank of America National Trust and
          Savings Association, as Agent, BA Australia Limited, as
          Australian Lender, Bank of America Canada, as Canadian
          Lender, Bank of America National Trust and Savings
          Association, as Swing Line Lender and Issuing Lender, and
          the other financial institutions party hereto; NationsBanc
          Montgomery Securities LLC, as Lead Arranger and Book
          Manager, incorporated by reference to Exhibit 10.3 to the
          Company's Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 2002.                                         *
10.15     Fifth Amendment to Amended and Restated Credit Agreement
          dated as of December 30, 2002 among Dura Automotive Systems,
          Inc., as Parent Guarantor, Dura Operating Corp., Dura
          Holding Germany GmbH, Dura Automotive Systems (Canada),
          Ltd., Trident Automotive Limited, Dura Automotive Systems
          Limited, Spicebright Limited, Dura Automotive Systems Cable
          Operations Inc., Moblan Investments B.V., Dura Automotive
          Acquisition Limited, Dura Automotive Holding GmbH & Co. KG,
          Dura Automotive Systemes Europe S.A.; JPMorgan Chase Bank,
          as Syndication Agent; Bank of America, N.A., acting through its Canada Branch (as assignee of Bank of America Canada), as Canadian Lender; Bank of America, N.A., as Swing Line
          Lender, as Issuing Lender and as agent for the Lenders,
          incorporated by reference to 10.20 of the Company's Annual
          Report on Form 10-K for the year ended December 31, 2002.            *
10.16     Tranche C term loan supplement to amended and restated
          credit agreement dated as of April 18, 2002 among Dura
          Operating Corp., the financial institutions listed on the
          signature pages thereof, and Bank of America, N.A., as agent for the Lenders under the Agreement, incorporated by
          reference to Exhibit 10.5 to the Company's Quarterly Report
          on Form 10-Q for the quarterly period ended March 31, 2002.          *
10.17     Master Assignment and Acceptance Agreement (Tranche C Term
          Loan) dated as of April 24, 2002 between Bank of America,
          N.A. and each of the parties listed on Annex I thereto,
          incorporated by reference to Exhibit 10.6 to the Company's
          Quarterly Report on Form 10-Q for the quarterly period ended
          March 31, 2002.                                                      *
12.1      Statement of Computation of Ratio of Earnings to Fixed
          Charges.
21.1      Subsidiaries of Dura Automotive Systems, Inc.
23.1      Consent of Deloitte and Touche LLP.
31.1      Certification Pursuant to Rule 13a-14(a)/15d-14(a), As
          Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
31.2      Certification Pursuant to Rule 13a-14(a)/15d-14(a), As
          Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
32.1      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

 * Incorporated by reference.

** Indicates compensatory arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DURA AUTOMOTIVE SYSTEMS, INC.

                                          By        /s/ SCOTT D. RUED
                                            ------------------------------------
                                                       Scott D. Rued,
                                                          Chairman

Date: March 8, 2004

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

                /s/ SCOTT D. RUED                          Chairman and Director          March 8, 2004
 ------------------------------------------------
                  Scott D. Rued

              /s/ LAWRENCE A. DENTON                 President, Chief Executive Officer   March 8, 2004
 ------------------------------------------------    (Principal Executive Officer) and
                Lawrence A. Denton                                Director

               /s/ KARL F. STORRIE                       Vice Chairman and Director       March 8, 2004
 ------------------------------------------------
                 Karl F. Storrie

            /s/ CHARLES M. BRENNAN III                            Director                March 8, 2004
 ------------------------------------------------
              Charles M. Brennan III

            /s/ ROBERT E. BROOKER, JR.                            Director                March 8, 2004
 ------------------------------------------------
              Robert E. Brooker, Jr.

               /s/ JACK K. EDWARDS                                Director                March 8, 2004
 ------------------------------------------------
                 Jack K. Edwards

          /s/ JAMES O. FUTTERKNECHT, JR.                          Director                March 8, 2004
 ------------------------------------------------
            James O. Futterknecht, Jr.

              /s/ YOUSIF B. GHAFARI                               Director                March 8, 2004
 ------------------------------------------------
                Yousif B. Ghafari

                 /s/ S.A. JOHNSON                                 Director                March 8, 2004
 ------------------------------------------------
                   S.A. Johnson

               /s/ J. RICHARD JONES                               Director                March 8, 2004
 ------------------------------------------------
                 J. Richard Jones

            /s/ RALPH R. WHITNEY, JR.                             Director                March 8, 2004
 ------------------------------------------------
              Ralph R. Whitney, Jr.

                /s/ DAVID R. BOVEE                   Vice President and Chief Financial   March 8, 2004
 ------------------------------------------------      Officer (Principal Accounting
                  David R. Bovee                                  Officer)

                         DURA AUTOMOTIVE SYSTEMS, INC.

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                              EXHIBIT NAME
  -------                              ------------
    4.21       Supplemental Indenture, dated as of October 22, 2003, among
               Creation Group Holdings, Inc., Creation Group, Inc., Dura
               G.P., Dura Operating Corp., Dura Automotive Systems, Inc.,
               Dura Automotive Systems Cable Operations, Inc., Universal
               Tool & Stamping Company Inc., Adwest Electronics, Inc., Dura
               Automotive Systems of Indiana, Inc., Atwood Automotive Inc.,
               and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile
               Products, Inc., and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012.
    4.22       Supplemental Indenture, dated as of October 22, 2003, among
               Creation Group Holdings, Inc., Creation Group, Inc., Dura
               G.P., Dura Operating Corp., Dura Automotive Systems, Inc.,
               Dura Automotive Systems Cable Operations, Inc., Universal
               Tool & Stamping Company Inc., Adwest Electronics, Inc., Dura
               Automotive Systems of Indiana, Inc., Atwood Automotive Inc.,
               and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile
               Products, Inc., and U.S. Bank Trust National Association, as
               trustee, relating to the 9% senior subordinated notes.
   10.6        Dura Automotive Systems, Inc. 2003 Supplemental Executive
               Retirement Plan.
   10.7        Consulting Agreement, dated as of April 1, 2003, between
               Dura Automotive Systems, Inc. and Karl F. Storrie.
   10.8        Employment Letter, dated December 23, 2002, relating to the offer of employment for Mr. Larry Denton.
   10.9        Employment Agreement, dated December 16, 2003, between Dura
               Automotive Systems, Inc. and Mr. Jurgen von Heyden.
   10.10       Severance Agreement, dated as of December 29, 2003 between
               Dura Automotive Systems, Inc. and Robert A. Pickering.
   12.1        Statement of Computation of Ratio of Earnings to Fixed
               Charges.
   21.1        Subsidiaries of Dura Automotive Systems, Inc.
   23.1        Consent of Deloitte and Touche LLP filed herewith.
   31.1        Certification Pursuant to Exchange Act Rules
               13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of
               the Sarbanes-Oxley Act of 2002.
   31.2        Certification Pursuant to Exchange Act Rules
               13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of
               the Sarbanes-Oxley Act of 2002.
   32.1        Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   32.2        Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.