Form 10-Q
period 2004-03-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2004-05-06
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                           Yes [X]          No [ ]

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at May 1, 2004 was 18,463,038 shares. The number of shares outstanding of the Registrant's Class B common stock, par value $.01 per share, at May 1, 2004 was 49,879 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (unaudited)

                    Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003

                    Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (unaudited)

                    Notes to Condensed Consolidated Financial Statements (unaudited)

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk

         Item 4.    Controls and Procedures

PART II OTHER INFORMATION

         Item 5.    Legal Proceedings

         Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

ITEM 1: FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS-
                                   UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2004            2003
                                                                   ------------    ------------
Revenues                                                           $    634,563    $    592,805
Cost of sales                                                           557,898         516,376
                                                                   ------------    ------------
   Gross profit                                                          76,665          76,429

Selling, general and administrative expenses                             38,911          38,535
Facility consolidation and other charges                                  1,448             266
Amortization expense                                                        116              70
                                                                   ------------    ------------
   Operating income                                                      36,190          37,558

Interest expense, net                                                    21,249          20,686
                                                                   ------------    ------------
   Income from continuing operations before provision for
     income taxes and minority interest                                  14,941          16,872

Provision for income taxes                                                5,080           6,074
Minority interest - dividends on trust preferred securities, net                            663
                                                                   ------------    ------------
   Income from continuing operations                                      9,861          10,135

Loss from discontinued operations, including gain on disposal
   of $899 in 2003                                                         (693)           (978)
                                                                   ------------    ------------
   Net income                                                      $      9,168    $      9,157
                                                                   ============    ============
Basic earnings per share:
  Income from continuing operations                                $       0.54    $       0.55
  Discontinued operations                                                 (0.04)          (0.05)
                                                                   ------------    ------------
   Net income                                                      $       0.50    $       0.50
                                                                   ============    ============
Basic shares outstanding                                                 18,385          18,259
                                                                   ============    ============
Diluted earnings per share:
  Income from continuing operations                                $       0.52    $       0.55
  Discontinued operations                                                 (0.04)          (0.05)
                                                                   ------------    ------------
     Net income                                                    $       0.48    $       0.50
                                                                   ============    ============
Diluted shares outstanding                                               18,960          19,658
                                                                   ============    ============

  The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                     March 31,     December 31,
                                                                       2004            2003
                                                                   ------------    ------------
                                                                           (unaudited)

                                   Assets

Current assets:
    Cash and cash equivalents                                      $    154,508    $    181,268
    Accounts receivable, net                                            352,638         274,345
    Inventories                                                         124,137         127,957
    Current portion of derivative instruments                            15,640           6,629
    Other current assets                                                 87,673          95,045
                                                                   ------------    ------------
       Total current assets                                             734,596         685,244
                                                                   ------------    ------------
Property, plant and equipment, net                                      479,286         488,363
Goodwill, net                                                           856,043         859,022
Noncurrent portion of derivative instruments                             19,354          12,844
Deferred income taxes and other assets, net                              71,807          69,959
                                                                   ------------    ------------
                                                                   $  2,161,086    $  2,115,432
                                                                   ============    ============

                  Liabilities and Stockholders' Investment

Current liabilities:
    Accounts payable                                               $    258,012    $    243,995
    Accrued liabilities                                                 224,863         187,501
    Current maturities of long-term debt                                  4,902           5,738
                                                                   ------------    ------------
       Total current liabilities                                        487,777         437,234
                                                                   ------------    ------------
Long-term debt, net of current maturities                             1,166,078       1,157,099
Mandatorily redeemable convertible trust preferred securities            55,250          55,250
Other noncurrent liabilities                                            121,684         135,262

Stockholders' investment:
    Common stock - Class A                                                  170             168
    Common stock - Class B                                                   15              16
    Additional paid-in capital                                          350,500         349,220
    Treasury stock at cost                                               (2,539)         (2,452)
    Accumulated deficit                                                 (95,897)       (105,065)
    Accumulated other comprehensive income                               78,048          88,700
                                                                   ------------    ------------
       Total stockholders' investment                                   330,297         330,587
                                                                   ------------    ------------
                                                                   $  2,161,086    $  2,115,432
                                                                   ============    ============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                       2004            2003
                                                                   ------------    ------------
OPERATING ACTIVITIES:
   Income from continuing operations                               $      9,861    $     10,135
   Adjustments to reconcile income from continuing
     operations to net cash provided by operating activities -
      Depreciation and amortization                                      22,147          19,329
      Deferred income taxes                                                 (27)              6
      Changes in other operating items                                  (33,981)         16,881
                                                                   ------------    ------------

      Net cash (used in) provided by operating activities                (2,000)         46,351
                                                                   ------------    ------------

INVESTING ACTIVITIES:
   Acquisitions, net                                                    (10,476)              -
   Capital expenditures, net                                            (15,607)         (9,231)
                                                                   ------------    ------------

      Net cash used in investing activities                             (26,083)         (9,231)
                                                                   ------------    ------------

FINANCING ACTIVITIES:
   Long-term borrowings                                                     568           1,547
   Repayments of long-term borrowings                                    (3,280)         (3,692)
   Proceeds from issuance of common stock and
     exercise of stock options                                            1,281             340
   Other, net                                                              (301)           (168)
                                                                   ------------    ------------

      Net cash used in financing activities                              (1,732)         (1,973)
                                                                   ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVELENTS                                                   3,748          (7,419)
                                                                   ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                                (26,067)         27,728

NET CASH FLOW FROM DISCONTINUED OPERATIONS                                 (693)          7,088

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                  181,268         143,237
                                                                   ------------    ------------

   End of period                                                   $    154,508    $    178,053
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                          $      1,648    $      2,598
   Cash paid for income taxes                                      $      2,361    $      1,803

  The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      Dura Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries ("Dura") designs and manufactures components and systems primarily for the global automotive industry. Dura has 65 manufacturing and product development facilities located in the United States, Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom. Dura also has a presence in Japan and India through alliances or technical licenses.

      We have prepared the condensed consolidated financial statements of Dura, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2003.

      Revenues and operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

      Inventories consisted of the following (in thousands):

                       March 31,   December 31,
                         2004         2003
                       ---------   ------------
Raw materials          $  60,644     $  64,416
Work-in-process           30,810        31,011
Finished goods            32,683        32,530
                       ---------     ---------
                       $ 124,137     $ 127,957
                       =========     =========

3. STOCKHOLDERS' INVESTMENT

Earnings Per Share

      Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, an entity that reports a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change in a period shall use income from continuing operations, adjusted for preferred dividends, as the control number in determining whether those potential common shares are dilutive or antidilutive. As a result, diluted earnings per share, and all other diluted per share amounts presented, were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless if those amounts were antidilutive to their respective basic per share amounts, as follows (in thousands, except per share amounts):

                                                                          Three months
                                                                         ended March 31,
                                                                   ---------------------------
                                                                       2004           2003
                                                                   ------------   ------------
Net income                                                         $      9,168   $      9,157
Interest expense on mandatorily redeemable
   convertible preferred securities, net of tax                               -            663
                                                                   ------------   ------------
Net income applicable to common stockholders - diluted             $      9,168   $      9,820
                                                                   ============   ============
Weighted average number of Class A common shares outstanding             16,776         16,498
Weighted average number of Class B common shares outstanding              1,609          1,761
                                                                   ------------   ------------
                                                                         18,385         18,259
Dilutive effect of outstanding stock options after application
   of the treasury stock method                                             575            110
Dilutive effect of mandatorily redeemable convertible preferred
   securities, assuming conversion                                            -          1,289
                                                                   ------------   ------------
Diluted shares outstanding                                               18,960         19,658
                                                                   ============   ============
Basic earnings per share                                           $       0.50   $       0.50
                                                                   ============   ============
Diluted earnings per share                                         $       0.48   $       0.50
                                                                   ============   ============

      Potential common shares of approximately 1,289,000 and interest expense of $0.7 million relating to Dura's outstanding 7-1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") were excluded from the computation of diluted earnings per share for the three months ended March 31, 2004, as inclusion of these shares and the related interest expense would have been anti-dilutive.

Stock-Based Compensation Plans

      Dura has elected to continue accounting for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized during the quarters ended March 31, 2004 and 2003, as the exercise prices of all options are equal to the market value of Dura's stock on the grant date. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation", Dura's pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share amounts):

                                   Three months ended
                                       March 31,
                                 ---------------------
                                   2004        2003
                                 ---------   ---------
Net income
    As Reported - Basic          $   9,168   $   9,157
    Pro Forma                    $   8,311   $   8,277
    As Reported - Diluted        $   9,168   $   9,820
    Pro Forma                    $   8,311   $   8,940
Basic earnings per share
    As Reported                  $    0.50   $    0.50
    Pro Forma                    $    0.45   $    0.45
Diluted earnings per share
    As Reported                  $    0.48   $    0.50
    Pro Forma                    $    0.44   $    0.45

      The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2004 and 2003. There were no options granted during the quarter ended March 31, 2004. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 2.5 percent, expected life of four years and an average expected volatility of 82 percent for the quarter ended March 31, 2003.

4. ACQUISITIONS

      On June 19, 2003, Dura reached an agreement with Heywood Williams Group PLC ("Heywood Williams") (United Kingdom) to acquire its Creation Group, a premier designer and manufacturer of windows, doors and specialty products for the North American recreation vehicle, motor vehicle accessories and manufactured housing markets. The Creation Group, headquartered in Elkhart, Indiana, had 2002 revenues of $145 million, and has approximately 1,100 employees at 10 facilities in Indiana, Ohio and Pennsylvania. Financial terms of the deal included a purchase price of $57 million, subject to a working capital adjustment and an earnout provision of an additional $3 million if the acquired entity achieves certain financial targets. None of these financial targets have been achieved as of March 31, 2004. Dura used cash on hand to finance the transaction, which closed on July 23, 2003. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. Changes to the preliminary estimates within one year of the purchase date will be reflected as an adjustment to goodwill. In March 2004, Dura paid Heywood Williams $0.7 million relating to a working capital adjustment to the original purchase price. The purchase price adjustment was recorded as an increase to goodwill as of March 31, 2004. Dura does not believe the final allocation of purchase price will be materially different from preliminary allocations. The operating results of the Creation Group have been included in the consolidated financial statements of Dura since the date of acquisition. The pro forma effects of this transaction are not material to Dura's results of operations.

      In March 2004, Dura made a $9.8 million final payment relating to its acquisition of Reiche GmbH & Co. KG Automotive Components ("Reiche") in 2000. Reiche, located in Germany, manufactures steering columns and steering column components for European and North American OEMs.

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

      The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the condensed consolidated statements of operations.

      In conjunction with that decision, Dura recorded a loss from the European Mechanical Assemblies business of approximately $107.4 million in the fourth quarter of 2002, of which approximately $15.0 million was paid in cash. Including the previously disclosed and reported divestiture of the Steering Gear product line in the second quarter of 2002 and the European pedal product line in the third quarter of 2002, the total loss from discontinued operations for the year ended December 31, 2002 was $126.6 million, on which no tax benefit was recorded. These losses related primarily to asset write-downs of $53.3 million, contractual commitments and transaction related costs of $15.0 million, and year-to-date operating losses of $58.3 million. The operating losses included a pension settlement charge of $18.1 million and facility consolidation costs related to the Steering and Pedal product line disposals completed in the second and third quarter of 2002 of $19.2 million and $2.4 million, respectively.

      At March 31, 2004, Dura had remaining reserves related to the divestiture of the European Mechanical Assemblies business of $19.1 million, including estimated severance, facility consolidation and other contractual commitments. The contractual commitments related to the facilities retained by Dura, principally lease costs, are anticipated to be completed in 2021.

      Summary operating results of the discontinued operations for the three months ended March 31, 2003 are as follows (in thousands):

Revenues                                       $ 14,992
Cost of sales                                    16,053
                                               --------
   Gross loss                                    (1,061)
Selling, general and administrative expenses        787
Amortization expense                                  -
                                               --------
   Operating loss                                (1,848)
Interest expense, net                                29
Benefit for income taxes                              -
                                               --------
   Net loss from discontinued operations       $ (1,877)
                                               ========

      During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposition, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million for the quarter ended March 31, 2003. During the quarter ended March 31, 2004, net negative adjustments totaling $0.7 million were recorded resulting from less favorable settlement of retained liabilities than anticipated.

6. FACILITY CONSOLIDATION AND OTHER CHARGES

      As a part of Dura's ongoing cost reduction and capacity utilization efforts, Dura has taken numerous actions to improve its cost structure. These costs are reflected as facility consolidation and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146").

      During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a first quarter 2004 restructuring charge of $0.1 million relating primarily to severance. This restructuring activity is expected to be complete by December 31, 2004. Dura expects to incur additional restructuring charges related to the exit of the Brookfield facility of approximately $1.5 million relating to severance and $1.8 million relating to facility closure and other costs through December 31, 2004. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a first quarter 2004 restructuring charge of $0.4 million relating to severance. This restructuring activity is expected to be complete by December 31, 2004. Dura expects to incur additional restructuring charges related to the exit of the Pikeville facility of approximately $0.5 million relating to severance and $2.5 million relating to facility closure and other costs through December 31, 2004.

      During the fourth quarter of 2003, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. Costs incurred and charged to the reserve as of March 31, 2004 amounted to $0.3 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the first quarter of 2004. Dura expects to incur $0.2 million of additional restructuring charges related to facility and other costs associated with the exit of the Melun facility through June 30, 2004.

      During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During the first quarter 2004, Dura continued such actions and recorded $0.2 million of additional restructuring charges for severance related costs. Dura also expensed as incurred $0.1 million of severance costs and $0.2 million of facility closure and other costs during the first quarter of 2004. Costs incurred and charged to the reserve as of March 31, 2004 amounted to $1.5 million in severance related costs and $1.3 million in facility closure and other costs. Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of $0.2 million for severance related costs through June 30, 2004.

      In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. Costs incurred and charged to the reserve as of March 31, 2004 amounted to $2.2 million in facility closure and other costs. In continuation of these actions, Dura expensed as incurred approximately $0.3 million of additional facility closure and other costs in the first quarter of 2004. Dura expects to incur $0.2 million of additional restructuring charges related to facility and other costs associated with the exit of the Cauvigny facility. The restructuring actions are anticipated to be complete by June 30, 2004.

      During the fourth quarter of 2002, Dura announced a plan to exit its Livonia, Michigan facility. This action resulted in a fourth quarter 2002 restructuring charge of $4.0 million, including severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million during the first quarter of 2003.

      During the third quarter of 2002, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been let go as of March 31, 2003. These restructuring actions were complete as of September 30, 2003. Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. The effect of the costs expensed as incurred is reflected as facility consolidation and other charges in the consolidated statements of operations.

7. ACQUISITION INTEGRATIONS

      Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of March 31, 2004, purchase liabilities recorded in conjunction with the acquisitions included approximately $9.9 million for costs associated with the shutdown and consolidation of certain acquired facilities and $2.7 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $0.8 million related to acquired facilities during the quarter ended March 31, 2004. The employee terminations and facility consolidations were completed by December 31, 2002 except for certain contractual obligations, consisting principally of facility lease payments that will continue through 2005.

8. LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands):

                                            March 31,     December 31,
                                              2004            2003
                                           -----------    -----------
Credit Agreement:
  Tranche C term loan                      $   147,750    $   147,750
Senior notes                                   400,000        400,000
Subordinated notes                             574,363        578,505
Mandatorily redeemable convertible
trust preferred securities                      55,250         55,250
Senior notes - derivative
  instrument adjustment                         34,994         19,473
Other                                           13,873         17,109
                                           -----------    -----------
                                             1,226,230      1,218,087
Less - Current maturities                       (4,902)        (5,738)
                                           -----------    -----------
Total long-term debt                       $ 1,221,328    $ 1,212,349
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

      In November 2003, Dura completed the offering of $50.0 million 8 5/8 percent senior unsecured notes ("2003 Senior Notes"), due April 2012. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. Net proceeds from this offering of approximately $48.5 million were used to replenish cash balances used to fund the acquisition of the Creation Group. In conjunction with this transaction, Dura amended and restated its revolving credit facility. The new revolving credit facility ("New Credit Agreement") provides for $175.0 million of revolving credit, available until October 2008. At March 31, 2004, under its most restrictive debt covenant, Dura had availability of $156.4 million including cash and revolver. The existing tranche C term loan remained outstanding. In connection with the termination of Dura's existing Credit Agreement, Dura wrote-off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003. The write-off of debt issuance costs was classified as a component of income from continuing operations in accordance with the provisions of SFAS No. 145.

      Included in interest expense, net, in the consolidated statements of operations is approximately $0.5 million and $0.6 million of interest income earned on Dura's cash balances in the quarters ended March 31, 2004 and 2003 respectively.

      As of March 31, 2004, rates on borrowings under the New Credit Agreement are based on LIBOR and were 3.59 percent. The New Credit Agreement contains various restrictive covenants which include the limit of indebtedness, investments and dividends. The New Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of March 31, 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Dura.

      The New Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $49.9 million. As of March 31, 2004 and 2003, Dura had no borrowings outstanding under the revolver.

      Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At March 31, 2004, Dura had $0.6 million outstanding under its overdraft facilities. At March 31, 2004, Dura had overdraft facilities available from banks of approximately $48.5 million.

9. SUBORDINATED NOTES

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

10. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. Other intangible assets at March 31, 2004 are approximately $9.1 million, primarily consisting of non-amortizable trademarks and amortizable license agreements.

      During the first quarter of 2004, Dura adjusted goodwill for a purchase price adjustment related to the Creation Group acquisition. The adjustment increased goodwill by $0.7 million (see Note 4). In addition, Dura decreased goodwill during the first quarter of 2004 by $0.7 million as the final purchase price adjustment for the Reiche acquisition was less than originally estimated. There have been no other changes in the carrying value of goodwill since December 31, 2003, other than fluctuations due to changes in foreign currency exchange rates.

      Dura performs impairment tests annually, during the second quarter, and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon Dura's annual assessment during 2003, no impairment of goodwill or other intangible assets has occurred. At March 31, 2004, no events or circumstances have occurred indicating any potential impairment.

11. DERIVATIVES AND HEDGING ACTIVITIES

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

      Dura uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. Dura designates these contracts at their inception as cash flow hedges. At March 31, 2004, Dura had no outstanding forward exchange contracts.

      In April 2002, in connection with the 2002 Senior Notes offering, Dura entered into fixed to floating interest rate swaps (notional amount of $325.0 million) with various financial institutions. At their inception Dura designated these contracts as fair value hedges. In November 2003, in connection with the 2003 Senior Notes offering, Dura also entered into fixed to floating interest rate swaps (notional amount of $75.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. At March 31, 2004, Dura's swap contracts outstanding had a fair value based upon market quotes of approximately $35.0 million and this amount is included in the consolidated balance sheet as of March 31, 2004.

12. COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Dura, comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments, minimum pension liability and the deferred gain/ loss on derivative instruments utilized to hedge Dura's interest and foreign exchange exposures. Comprehensive income
(loss) for the periods is as follows (in thousands):

                               Three months ended
                                    March 31,
                              --------------------
                                2004        2003
                              --------    --------
Net income                    $  9,168    $  9,157
Other comprehensive income:
  Foreign currency
   translation adjustment      (10,727)     (4,907)
  Minimum pension liability         75         (27)
  Derivative instruments             -         733
                              --------    --------
Comprehensive income (loss)   $ (1,484)   $  4,956
                              ========    ========

13. LEGAL, ENVIRONMENTAL AND WARRANTY

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

Balance at December 31, 2003       $ 23,170
 Reductions for payments made          (593)
 Additional reserves recorded           684
 Changes in pre-existing reserves      (118)
                                   --------
Balance at March 31, 2004          $ 23,143
                                   ========

14. NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. Dura included the required annual disclosures in its consolidated financial statements as of and for the year ended December 31, 2003 and has included the required interim disclosures in Note 15 to its condensed consolidated financial statements. The adoption of SFAS No. 132(R) did not impact Dura's consolidated balance sheet or results of operations.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura was required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FSP FIN 46-6, "Effective Date of FIN 46, Consolidation of Variable Interest Entities." FSP FIN 46-6 extended the required effective date of FIN 46 for variable interest entities created or acquired prior to February 1, 2003. Dura was required to apply FIN 46 to such entities effective December 31, 2003. The application of FIN 46 resulted in a reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority Interest - Dividends on Trust

Preferred Securities, Net will be classified in the statement of operations as a component of interest expense on a gross basis, for periods subsequent to December 31, 2003.

15. DEFINED BENFIT PLANS AND POST-RETIREMENT BENEFITS

      Dura sponsors 15 defined benefit plans that cover certain hourly and salaried employees in the United States and certain European countries. Dura's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, Dura has ten postretirement medical benefit plans for certain employee groups and has recorded a liability for its estimated obligation under these plans. The information below is based on a September 30th measurement date.

      The components of net periodic benefit costs are as follows (in thousands):

                                                                       Postretirement Benefits
                                           Pension Benefits              Other than Pensions
                                     Three Months Ended March 31,    Three Months Ended March 31,
                                     ----------------------------    ---------------------------
                                         2004            2003            2004           2003
                                     ------------    ------------    ------------   ------------
Service cost                         $    288,210    $    580,764    $    157,603   $    112,888
Interest cost                           1,443,006       1,407,251         399,845        395,912
Expected return on plan assets         (1,424,282)     (1,280,619)              -              -
Amendments/curtailments                  (590,352)              -               -              -
Amortization of prior service cost         85,157          59,793               -              -
Recognized actuarial loss                 216,573         170,963          34,662              -
                                     ------------    ------------    ------------   ------------
Net periodic benefit cost            $     18,312    $    938,152    $    592,110   $    508,800
                                     ============    ============    ============   ============

      Dura previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5.8 million to its pension plans and $2.0 million to its post-retirement medical benefit plans in 2004. As of March 31, 2004, $1.0 million and $0.6 million of contributions have been made to the pension and postretirement benefit plans, respectively. Dura anticipates contributing an additional $4.9 million to its pension plans and $1.9 million to its post-retirement medical benefit plans in 2004 for total estimated contributions during 2004 of $8.4 million.

16. RELATED PARTY TRANSACTIONS

      In 2001, Dura loaned approximately $1.2 million to Automotive Aviation Partners, LLC ("AAP") to enable it to make a principal and interest payment to the lending institution. At that time Dura owned 25 percent of AAP and S.A. Johnson, a director of Dura, owned the remaining 75 percent. AAP's sole asset was an airplane. Mr. Johnson has personally guaranteed repayment of 75 percent of this loan. The Dura loan to AAP was due and payable in October 2002. Subsequently, Dura and Mr. Johnson established a repayment schedule with respect to Mr. Johnson's guarantee, for which payments are current. As of March 31, 2004, Mr. Johnson owed approximately $0.8 million to Dura under this arrangement. In March 2004, a wholly-owned subsidiary of Dura acquired Mr. Johnson's 75 percent interest in AAP in exchange for nominal consideration. Dura has repaid the loan to AAP's lending institution and Mr. Johnson has been released from his guaranty to such lender. Mr. Johnson remains liable under his guaranty to Dura.

      In March 2003, Dura entered into a two-year agreement with its former Chief Executive Officer and current Vice Chairman. Under the terms of the agreement, this individual will receive an annual consulting fee of $525,000 for two years, stock options for 270,000 shares of Class A Common Stock, and his existing vested options exercise period were extended to the remaining life of those options. As of March 31, 2004, 195,000 of the additional options have been granted. The remaining 75,000 options will be granted during May 2004 and are being accounted for as variable stock options.

      Dura incurred fees to Hidden Creek Industries (HCI), an affiliate of Dura, of approximately $0.1 million in both the first quarter of 2004 and 2003 in connection with business development services.

17. SUBSEQUENT EVENTS

      On April 7, 2004, Onex DHC LLC, an indirect subsidiary of Onex Corporation, completed the sale of 1,444,913 shares of Class A common stock (consisting of 35,000 shares of Class A Stock and 1,409,913 shares of Class B Stock that automatically converted into shares of Class A Stock upon transfer). Upon completion of the sale, there were 18,435,172 shares of Class A Stock and 76,295 shares of Class B Stock outstanding. In accordance with the terms of Dura's restated certificate of incorporation, all shares of Class B Stock that remain outstanding after the sale cease to have any voting rights, but are convertible at the option of the holder, to Class A Stock on a share-for-share basis. Dura's Class A common stock will continue to have one vote per share.

18. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

18. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
           CONDENSED CONSOLIDATING BALANCE SHEETS AS OF MARCH 31, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                          NON-
                                                  OPERATING     GUARANTOR      GUARANTOR
                                                    CORP.       COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                ------------   ------------   ------------   ------------    ------------
                Assets

Current assets:
   Cash and cash equivalents                    $     45,013   $      1,575   $    107,920   $          -    $    154,508
   Accounts receivable, net                           24,813        101,540        226,285              -         352,638
   Inventories                                        10,171         46,766         67,200              -         124,137
   Current portion of derivative
     instruments                                      15,640              -              -              -          15,640
   Other current assets                               17,192         17,579         52,902              -          87,673
   Due from affiliates                               174,536         40,165          9,426       (224,127)              -
                                                ------------   ------------   ------------   ------------    ------------
       Total current assets                          287,365        207,625        463,733       (224,127)        734,596
                                                ------------   ------------   ------------   ------------    ------------
Property, plant and equipment, net                    60,923        122,621        295,742              -         479,286
Investment in subsidiaries                           707,402         22,490         75,050       (804,942)              -
Notes receivable from affiliates                     311,354        155,056         46,540       (512,950)              -
Goodwill, net                                        411,788         97,287        346,968              -         856,043
Noncurrent portion of derivative
  instruments                                         19,354              -              -              -          19,354
Other assets, net                                     58,651          7,887          5,269              -          71,807
                                                ------------   ------------   ------------   ------------    ------------
       Total Assets                             $  1,856,837   $    612,966   $  1,233,302   $ (1,542,019)   $  2,161,086
                                                ============   ============   ============   ============    ============
       Liabilities and Stockholders'
                Investment

Current liabilities:
   Accounts payable                             $     42,399   $     80,912   $    134,701   $          -    $    258,012
   Accrued liabilities                                79,646         37,108        108,109              -         224,863
   Current maturities of long-term debt                1,500             28          3,374              -           4,902
   Due to affiliates                                  46,223        146,861         31,043       (224,127)              -
                                                ------------   ------------   ------------   ------------    ------------
       Total current liabilities                     169,768        264,909        277,227       (224,127)        487,777
                                                ------------   ------------   ------------   ------------    ------------
Long-term debt, net of current
   maturities                                        146,250              -         10,471              -         156,721
Senior notes                                         400,000              -              -              -         400,000
Subordinated notes                                   574,363              -              -              -         574,363
Mandatorily redeemable convertible
   trust preferred securities                         55,250              -              -              -          55,250
Senior notes - derivative instrument
   adjustment                                         34,994              -              -              -          34,994
Other noncurrent liabilities                          61,603         10,733         49,348              -         121,684
Notes payable to affiliates                          175,373         63,467        274,110       (512,950)              -
                                                ------------   ------------   ------------   ------------    ------------
       Total liabilities                           1,617,601        339,109        611,156       (737,077)      1,830,789
                                                ------------   ------------   ------------   ------------    ------------
Stockholders' investment                             239,236        273,857        622,146       (804,942)        330,297
                                                ------------   ------------   ------------   ------------    ------------
       Total Liabilities and
        Stockholders' Investment                $  1,856,837   $    612,966   $  1,233,302   $ (1,542,019)   $  2,161,086
                                                ============   ============   ============   ============    ============

18. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                     DURA                           NON-
                                                  OPERATING       GUARANTOR      GUARANTOR
                                                     CORP.        COMPANIES      COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------   ------------    ------------    ------------
Revenues                                         $     83,293    $    246,270   $    318,458    $    (13,458)   $    634,563
Cost of sales                                          76,004         209,508        285,844         (13,458)        557,898
                                                 ------------    ------------   ------------    ------------    ------------
   Gross profit                                         7,289          36,762         32,614               -          76,665

Selling, general and administrative
  expenses                                             16,188           7,819         14,904               -          38,911
Facility consolidation and other charges                    -           1,082            366               -           1,448
Amortization expense                                       60              45             11               -             116
                                                 ------------    ------------   ------------    ------------    ------------
  Operating income                                     (8,959)         27,816         17,333               -          36,190

Interest expense (income), net                         17,292           1,157          2,800               -          21,249
                                                 ------------    ------------   ------------    ------------    ------------
  Income (loss) from continuing operations
   before provision for income taxes and
   minority interest                                  (26,251)         26,659         14,533               -          14,941

Provision (benefit) for income taxes                   (7,281)          7,952          4,409               -           5,080
Equity in (earnings) losses of affiliates,
  net                                                 (26,806)              -           (230)         27,036               -
Minority interest - dividends on trust
  preferred securities, net                                 -               -              -               -               -
Dividends (to) from affiliates                         (1,332)              -              -           1,332               -
                                                 ------------    ------------   ------------    ------------    ------------
  Income from continuing operations                     9,168          18,707         10,354         (28,368)          9,861

Loss from discontinued operations                           -               -           (693)              -            (693)
                                                 ------------    ------------   ------------    ------------    ------------
  Net income (loss)                              $      9,168    $     18,707   $      9,661    $    (28,368)   $      9,168
                                                 ============    ============   ============    ============    ============

18. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                     DURA                            NON-
                                                  OPERATING        GUARANTOR      GUARANTOR
                                                     CORP.         COMPANIES      COMPANIES      ELIMINATIONS    CONSOLIDATED
                                                 ------------    ------------    ------------    ------------    ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations         $      9,168    $     18,707    $     10,354    $    (28,368)   $      9,861
Adjustments to reconcile income (loss)
  from continuing operations to net cash
  provided by operating activities:
  Depreciation and amortization                         2,264           5,723          14,160               -          22,147
  Deferred income taxes                                 1,630               -          (1,657)              -             (27)
  Equity in earnings of affiliates and
    minority interest                                 (26,806)              -            (230)         27,036               -
  Changes in other operating items                     11,004          (5,088)        (39,897)              -         (33,981)
                                                 ------------    ------------    ------------    ------------    ------------
  Net cash (used in) provided by operating
    activities                                         (2,740)         19,342         (17,270)         (1,332)         (2,000)
                                                 ------------    ------------    ------------    ------------    ------------
INVESTING ACTIVITIES:
Acquisitions, net                                           -            (657)         (9,819)              -         (10,476)
Capital expenditures, net                                (773)         (2,424)        (12,410)              -         (15,607)
                                                 ------------    ------------    ------------    ------------    ------------
  Net cash used in investing activities                  (773)         (3,081)        (22,229)              -         (26,083)
                                                 ------------    ------------    ------------    ------------    ------------
FINANCING ACTIVITIES:
Long-term borrowings                                        -               -             568               -             568
Repayments of long-term borrowings                          -             (11)         (3,269)              -          (3,280)
Debt financing (to) from affiliates                    19,743         (14,469)         (5,274)              -               -
Proceeds from issuance of common stock
  and exercise of stock options                         1,281               -               -               -           1,281
Other, net                                               (301)                                                           (301)
Dividends paid                                              -          (1,332)              -           1,332               -
                                                 ------------    ------------    ------------    ------------    ------------
  Net cash (used in) provided by financing
    activities                                         20,723         (15,812)         (7,975)          1,332          (1,732)

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                                      (4,413)              -           8,161               -           3,748
                                                 ------------    ------------    ------------    ------------    ------------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING
  OPERATIONS                                           12,797             449         (39,313)              -         (26,067)

NET CASH FLOW FROM
  DISCONTINUED OPERATIONS                                   -               -            (693)              -            (693)

CASH AND CASH EQUIVALENTS:
Beginning of period                                    32,216           1,126         147,926               -         181,268
                                                 ------------    ------------    ------------    ------------    ------------
End of period                                    $     45,013    $      1,575    $    107,920    $          -    $    154,508
                                                 ============    ============    ============    ============    ============

18. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                           DURA                        NON-
                                        OPERATING     GUARANTOR     GUARANTOR
                                          CORP.       COMPANIES     COMPANIES    ELIMINATIONS   CONSOLIDATED
                                          -----       ---------     ---------    ------------   ------------
              Assets
Current assets:
  Cash and cash equivalents            $    32,216   $     1,126   $   147,926   $         -    $   181,268
  Accounts receivable, net                  18,721        75,182       180,442             -        274,345
  Inventories                               10,714        45,368        71,875             -        127,957
  Current poriton of derivative
   instruments                               6,629             -             -             -          6,629
  Other current assets                      18,234        19,831        56,980             -         95,045
  Due from affiliates                      163,744        43,724         2,679      (210,147)             -
                                       -----------   -----------   -----------   -----------    -----------
   Total current assets                    250,258       185,231       459,902      (210,147)       685,244
                                       -----------   -----------   -----------   -----------    -----------
Property, plant and equipment, net          56,473       125,865       306,025             -        488,363
Investment in subsidiaries                 679,527        22,490        74,820      (776,837)             -
Notes receivable from affiliates           570,092       528,641        41,169    (1,139,902)             -
Goodwill, net                              411,788        96,622       350,612             -        859,022
Noncurrent portion of derivative
   instruments                              12,844             -             -             -         12,844
Other assets, net                           59,624         4,985         5,350             -         69,959
                                       -----------   -----------   -----------   -----------    -----------
   Total Assets                        $ 2,040,606   $   963,834   $ 1,237,878   $(2,126,886)   $ 2,115,432
                                       ===========   ===========   ===========   ===========    ===========

     Liabilities and Stockholders'
              Investment
Current liabilities:
  Accounts payable                     $    40,559   $    67,245   $   136,191   $         -    $   243,995
  Accrued liabilities                       58,735        30,350        98,416             -        187,501
  Current maturities of long-term debt       1,500            36         4,202             -          5,738
  Due to affiliates                         45,657       139,281        25,209      (210,147)             -
                                       -----------   -----------   -----------   -----------    -----------
   Total current liabilities               146,451       236,912       264,018      (210,147)       437,234
                                       -----------   -----------   -----------   -----------    -----------
Long-term debt, net of current
   maturities                              146,250             3        12,868             -        159,121
Senior notes                               400,000             -             -             -        400,000
Subordinated notes                         578,505             -             -             -        578,505
Mandatorily redeemable convertible
trust preferred securities                  55,250                                                   55,250
Senior notes - derivative instrument
   adjustment                               19,473             -             -             -         19,473
Other noncurrent liabilities                61,113        12,168        61,981             -        135,262
Notes payable to affiliates                404,690       459,336       275,876    (1,139,902)             -
                                       -----------   -----------   -----------   -----------    -----------
   Total liabilities                     1,811,732       708,419       614,743    (1,350,049)     1,784,845
                                       -----------   -----------   -----------   -----------    -----------
Stockholders' investment                   228,874       255,415       623,135      (776,837)       330,587
                                       -----------   -----------   -----------   -----------    -----------
   Total Liabilities and
    Stockholders' Investment           $ 2,040,606   $   963,834   $ 1,237,878   $(2,126,886)   $ 2,115,432
                                       ===========   ===========   ===========   ===========    ===========

18. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                               DURA                       NON-
                                             OPERATING    GUARANTOR    GUARANTOR
                                               CORP.      COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                               -----      ---------    ---------   ------------ ------------
Revenues                                     $  85,252    $ 230,628    $ 290,180    $ (13,255)   $ 592,805
Cost of sales                                   79,639      193,818      256,174      (13,255)     516,376
                                             ---------    ---------    ---------    ---------    ---------
  Gross profit                                   5,613       36,810       34,006            -       76,429

Selling, general and administrative
  expenses                                      15,827        7,086       15,622            -       38,535
Facility consolidation and other charges           193           73            -            -          266
Amortization expense                                59            2            9            -           70
                                             ---------    ---------    ---------    ---------    ---------
  Operating income (loss)                      (10,466)      29,649       18,375            -       37,558

Interest expense (income), net                  17,838          (28)       2,876            -       20,686
                                             ---------    ---------    ---------    ---------    ---------
  Income (loss) from continuing operations
   before provision for income taxes and
   minority interest                           (28,304)      29,677       15,499            -       16,872

Provision (benefit) for income taxes            (8,577)       9,570        5,081            -        6,074
Equity in earnings of affiliates, net          (28,335)           -         (907)      29,242            -
Minority interest - dividends on trust
   preferred securities, net                       663            -            -            -          663
Dividends from affiliates                       (1,212)           -            -        1,212            -
                                             ---------    ---------    ---------    ---------    ---------
  Income (loss) from continuing operations       9,157       20,107       11,325      (30,454)      10,135

Loss from discontinued operations                    -            -         (978)           -         (978)
                                             ---------    ---------    ---------    ---------    ---------
    Net income (loss)                        $   9,157    $  20,107    $  10,347    $ (30,454)   $   9,157
                                             =========    =========    =========    =========    =========

18. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                              DURA                       NON-
                                            OPERATING    GUARANTOR    GUARANTOR
                                              CORP.      COMPANIES    COMPANIES   ELIMINATIONS CONSOLIDATED
                                              -----      ---------    ---------   ------------ ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations    $   9,157    $  20,107    $  11,325    $ (30,454)   $  10,135
Adjustments to reconcile income (loss)
  from continuing operations to net cash
  provided by operating activities:
  Depreciation and amortization                 2,748        5,476       11,105            -       19,329
  Deferred income taxes                          (245)         245            6            -            6
  Equity in earnings of affiliates and
   minority interest                          (28,335)           -         (907)      29,242            -
  Changes in other operating items             23,451        8,225      (14,795)           -       16,881
                                            ---------    ---------    ---------    ---------    ---------
  Net cash provided by (used in) operating
   activities                                   6,776       34,053        6,734       (1,212)      46,351
                                            ---------    ---------    ---------    ---------    ---------

INVESTING ACTIVITIES:
Capital expenditures, net                      (1,227)      (2,728)      (5,276)           -       (9,231)
                                            ---------    ---------    ---------    ---------    ---------

FINANCING ACTIVITIES:
Long-term borrowings                              271            -        1,276            -        1,547
Repayments of long-term borrowings                  -          (20)      (3,672)           -       (3,692)
Debt financing (to) from affiliates             4,639      (29,113)      24,474            -            -
Proceeds from issuance of common stock
   and exercise of stock options                  340            -            -            -          340
Other, net                                       (168)           -            -            -         (168)
Dividends paid                                      -       (1,212)           -        1,212            -
                                            ---------    ---------    ---------    ---------    ---------
  Net cash (used in) provided by financing
   activities                                   5,082      (30,345)      22,078        1,212       (1,973)
EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                               1,954            -       (9,373)           -       (7,419)
                                            ---------    ---------    ---------    ---------    ---------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING
  OPERATIONS                                   12,585          980       14,163            -       27,728
NET CASH FLOW FROM
  DISCONTINUED OPERATIONS                           -            -        7,088            -        7,088
CASH AND CASH EQUIVALENTS:
Beginning of period                            79,678          511       63,048            -      143,237
                                            ---------    ---------    ---------    ---------    ---------
End of period                               $  92,263    $   1,491    $  84,299    $       -    $ 178,053
                                            =========    =========    =========    =========    =========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Dura's results of operations were impacted by several global economic factors during the quarter ended March 31, 2004. Total North American and European vehicle production during the first quarter of 2004 was down slightly when compared to the prior year period. Approximately 59 percent of Dura's total revenues were generated in North America during the first quarter of 2004, as compared to 60 percent in 2003. Dura's cost of production is higher in Europe as compared to North America; thus, its future profitability could be impacted as volumes change and /or as new business is awarded, should its current cost structure and revenue mix by geographic location remain consistent. Dura is taking numerous actions to improve its cost structure, including the various restructuring activities and plant consolidations undertaken during 2003 and the first quarter of 2004. Similar actions will continue throughout 2004 as Dura works to maximize its facility and asset utilization worldwide. The cost of steel has increased industry wide during the first quarter of 2004. If this trend continues it may negatively impact Dura's full year results, if Dura is not able to offset the impact with other cost reductions.

      Given the significance of Dura's operations in Europe, the strengthening of the Euro against the dollar during the quarter ended March 31, 2004, resulted in a $41.9 million increase to revenue in the first quarter of 2004 as compared to 2003. Should the Euro stabilize at its current levels, or continue to increase in 2004, Dura would anticipate a continued increase of the proportion of its revenues from Europe relative to North America, resulting in a corresponding increase in cost of sales and downward pressure on gross margin for the reasons noted above. The strength of the Euro also has a significant impact on Dura's consolidated debt levels. At March 31, 2004, approximately $135.2 million of Dura's debt is denominated in Euro or other foreign currencies. The weakening of the European currencies from December 31, 2003 to March 31, 2004 decreased Dura's total debt level by approximately $4.9 million, holding all other factors constant.

RESULTS OF OPERATIONS

      The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2003.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 TO THE THREE MONTHS ENDED MARCH 31, 2003

      Revenues - Revenues for the three months ended March 31, 2004 were $634.6 million, an increase of $41.8 million, or 7.0 percent, from $592.8 million for the three months ended March 31, 2003. Factors that favorably impacted revenue during the three months ended March 31, 2004 included the strengthening of the European currencies in relation to the U.S. dollar of $41.9 million, the effect of the Creation Group acquisition of $33.9 million and a strengthening recreation vehicle market of $5.0 million. Factors that offset these favorable items included the impact of decreased volumes in the North American automotive market of approximately $19.0 million and continued weaknesses in the European automotive market impacting revenue by approximately $7.0 million.

      Cost of Sales - Cost of sales for the three months ended March 31, 2004 were $557.9 million, an increase of $41.5 million, or 8.0 percent, from $516.4 million for the three months ended March 31, 2003. Cost of sales as a percentage of revenues for the first quarter of 2004 was 87.9 percent, which is slightly up compared to 87.1 percent in the first quarter of 2003. The increase is due to the strengthening of the European currencies in relation to the U.S. dollar of approximately $36.4 million and the acquisition of the Creation Group. These increases were partially offset by operational and purchasing cost reductions and lower vehicle volumes.

      Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended March 31, 2004 were $38.9 million, an increase of $0.4 million, less than 1.0 percent, from $38.5 million for the three months ended March 31, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 6.1 percent for 2004 compared to 6.5 percent in the first quarter of 2003. The decrease as a percentage of sales is primarily the result of Dura's continued effort to redeploy or eliminate certain of its selling, general and administrative expenses, partially offset by the impact of foreign exchange. Dura's goal is to reallocate certain of the selling, general and administrative expenses to further support organic growth while obtaining a 6.0 percent expense as a percentage of revenue.

      Facility Consolidation and Other Charges - As a part of Dura's ongoing cost reduction and capacity utilization efforts, Dura has taken numerous actions to improve its cost structure. These costs are reflected as facility consolidation and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146").

      During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a first quarter 2004 restructuring charge of $0.1 million relating primarily to severance. This restructuring activity is expected to be complete by December 31, 2004. Dura expects to incur additional restructuring charges related to the exit of the Brookfield facility of approximately $1.5 million relating to severance and $1.8 million relating to facility closure and other costs through December 31, 2004. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a first quarter 2004 restructuring charge of $0.4 million relating to severance. This restructuring activity is expected to be complete by December 31, 2004. Dura expects to incur additional restructuring charges related to the exit of the Pikeville facility of approximately $0.5 million relating to severance and $2.5 million relating to facility closure and other costs through December 31, 2004.

      During the fourth quarter of 2003, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. Costs incurred and charged to the reserve as of March 31, 2004 amounted to $0.3 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the first quarter of 2004. Dura expects to incur $0.2 million of additional restructuring charges related to facility and other costs associated with the exit of the Melun facility through June 30, 2004.

      During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During the first quarter 2004, Dura continued such actions and recorded $0.2 million of additional restructuring charges for severance related costs. Dura also expensed as incurred $0.1 million of severance costs and $0.2 million of facility closure and other costs during the first quarter of 2004. Costs incurred and charged to the reserve as of March 31, 2004 amounted to $1.5 million in severance related costs and $1.3 million in facility closure and other costs. Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of $0.2 million for severance related costs through June 30, 2004.

         In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. Costs incurred and charged to the reserve as of March 31, 2004 amounted to $2.2 million in facility closure and other costs. In continuation of these actions, Dura expensed as incurred approximately $0.3 million of additional facility closure and other costs in the first quarter of 2004. Dura expects to incur $0.2 million of additional restructuring charges related to facility and other costs associated with the exit of the Cauvigny facility. The restructuring actions are anticipated to be complete by June 30, 2004.

      During the fourth quarter of 2002, Dura announced a plan to exit its Livonia, Michigan facility. This action resulted in a fourth quarter 2002 restructuring charge of $4.0 million, including severance related costs of $0.7 million, asset impairment of $3.2 million and other facility consolidation costs of $0.1 million. Dura also expensed as incurred certain other costs of $0.2 million during the first quarter of 2003.

      During the third quarter of 2002, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million. Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been let go as of March 31, 2003. These restructuring actions were complete as of September 30, 2003. Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. The effect of the costs expensed as incurred is reflected as facility consolidation and other charges in the consolidated statements of operations.

      Amortization Expense - Amortization expense for the three months ended March 31, 2004, was $0.1 million, which is flat compared to $0.1 million for the three months ended March 31, 2003.

      Interest Expense - Interest expense for the three months ended March 31, 2004 was $21.2 million, an increase of $0.5 million, or 2.4 percent, from $20.7 million for the three months ended March 31, 2003. The increase in interest expense is due to the prospective classification of the Minority Interest - Dividends on Trust Preferred Securities included as a component of interest expense in accordance with Dura's adoption of FIN 46 effective December 31, 2003 and additional interest associated with the 2003 Senior Notes. This increase to interest expense was partially offset by lower average interest rates on LIBOR based borrowings in the first quarter of 2004.

      Income Taxes - The effective income tax rate was 34.0 percent for the three months ended March 31, 2004 and 36.0 percent for the three months ended March 31, 2003. The decrease in the effective tax rate relates primarily to the mix of income and loss among Dura's North American and European tax jurisdictions and the impact of tax planning strategies slightly offset by not benefiting losses in certain locations and increases in valuation allowances. The overall effective rates differed from statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and the provision of a valuation allowance on certain losses in foreign jurisdictions.

      Minority Interest - Minority interest for the three months ended March 31, 2004 has been classified as a component of interest expense in accordance with the Company's adoption of FIN 46 effective December 31, 2003. Minority interest for the three months ended March 31, 2003 represents dividends, net of income tax benefits, on the $55.3 million 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

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

      The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144. The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the condensed consolidated statements of operations.

      In conjunction with the decision to divest this business, Dura recorded a loss from the European Mechanical Assemblies business of approximately $107.4 million in the fourth quarter of 2002, of which approximately $15.0 million was paid in cash. Including the previously disclosed and reported divestiture of the Steering Gear product line in the second quarter of 2002 and the European pedal product line in the third quarter of 2002, the total loss from discontinued operations for the year ended December 31, 2002 was $126.6 million, on which no tax benefit was recorded. These losses related primarily to asset write-downs of $53.3 million, contractual commitments and transaction related costs of $15.0 million, and year-to-date operating losses of $58.3 million. The operating losses included a pension settlement charge of $18.1 million and facility consolidation costs related to the Steering and Pedal product line disposals completed in the second and third quarter of 2002 of $19.2 million and $2.4 million, respectively.

      During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposition, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter. During the quarter ended March 31, 2004, additional net negative adjustments totaling $0.7 million were recorded from a less favorable settlement of retained liabilities than anticipated.

LIQUIDITY AND CAPITAL RESOURCES

      During the first three months of 2004, Dura used cash from operations of $2.0 million, compared to generating cash from operations of $46.4 million in 2003. Cash generated from operations before changes in working capital items was $32.0 million for the first three months of 2004 compared to $29.5 million for 2003. Working capital used cash of $34.0 million in the first three months of 2004 compared to generating cash of $16.9 million in 2003. This reduction in cash generated from working capital is primarily the result of increased accounts receivable levels as compared to year end due to historically higher sales levels in March as compared to December and the strengthening of the European currencies in relation to the U.S. dollar.

      Net cash used in investing activities was $26.1 million for the first three months of 2004 compared to $9.2 million used in 2003. In the first quarter of 2004, $10.5 million was used for acquisitions, $9.8 million was used for the final purchase option for the Reiche acquisition and $0.7 million was used for a purchase price adjustment for the Creation Group acquisition. Net capital expenditures totaled $15.6 million for the first three months of 2004. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs.

      Net cash used in financing activities totaled $1.7 million for the first three months of 2004 compared to $2.0 million in 2003, principally for the repayment of outstanding indebtedness.

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

      In November 2003, Dura completed the offering of $50.0 million 8 5/8 percent senior unsecured notes ("2003 Senior Notes"), due April 2012. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. Net proceeds from this offering of approximately $48.5 million were used to replenish cash balances used to fund the acquisition of the Creation Group. In conjunction with this transaction, Dura amended and restated its revolving credit facility. The new revolving credit facility ("New Credit Agreement") provides for $175.0 million of revolving credit, available until October 2008. At March 31, 2004, under its most restrictive debt covenant, Dura had availability of $156.4 million including cash and revolver. The existing tranche C term loan remained outstanding. In connection with the termination of Dura's existing Credit Agreement, Dura wrote-off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003. The write-off of debt issuance costs was classified as a component of income from continuing operations in accordance with the provisions of SFAS No. 145.

      Included in interest expense, net, in the consolidated statements of operations is approximately $0.5 million and $0.6 million of interest income earned on Dura's cash balances in the quarters ended March 31, 2004 and 2003 respectively.

      As of March 31, 2004, rates on borrowings under the New Credit Agreement are based on LIBOR and were 3.59 percent. The New Credit Agreement contains various restrictive covenants which include the limit of indebtedness, investments and dividends. The New Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of March 31, 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Dura.

      The New Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $49.9 million. As of March 31, 2004 and 2003, Dura had no borrowings outstanding under the revolver.

      Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At March 31, 2004, Dura had $0.6 million outstanding under its overdraft facilities with an average interest rate of 6.5 percent. At March 31, 2004, Dura had overdraft facilities available from banks of approximately $48.5 million.

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

      Dura is limited as to its ability to declare or make certain dividend payments or other distributions of assets under its New Credit Agreement, Senior Notes and Subordinated Notes. Certain distributions relating to items such as; a company stock purchase program, tax sharing arrangements as required under Dura's Preferred Securities are permitted.

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

EFFECTS OF INFLATION

      Inflation potentially affects Dura in two principal ways. First, a significant portion of Dura's debt is tied to prevailing short-term interest rates, which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, Dura has limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that Dura serves. In the past few years, however, inflation has not been a significant factor.

FOREIGN CURRENCY TRANSACTIONS

      A significant portion of Dura's revenues during the three months ended March 31, 2004 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

      A significant portion of Dura's assets at March 31, 2004 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

      Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currencies and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and retains the disclosure requirements contained in SFAS No. 132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. Dura included the required annual disclosures in its consolidated financial statements as of and for the year ended December 31, 2003 and has included the required interim disclosures in Note 15 to its consolidated financial statements. The adoption of SFAS No. 132(R) did not impact Dura's condensed consolidated balance sheet or results of operations.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura was required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FSP FIN 46-6, "Effective Date of FIN 46, Consolidation of Variable Interest Entities." FSP FIN 46-6 extended the required effective date of FIN 46 for variable interest entities created or acquired prior to February 1, 2003. Dura was required to apply FIN 46 to such entities effective December 31, 2003. The application of FIN 46 resulted in a reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority Interest - Dividends on Trust Preferred Securities, Net will be classified in the statement of operations as a component of interest expense on a gross basis, for periods subsequent to December 31, 2003.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At March 31, 2004, Dura had outstanding interest rate swap contracts that effectively converted $400.0 million of its Senior Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, Dura receives payments at fixed rates, while it makes payments at variable rates (8.6 percent to approximately 4.1 percent at March 31, 2004). The net interest paid or received is included in interest expense. Dura designated these swap contracts as fair value hedges at their inception. At March 31, 2004, the fair value of the interest rate swap contracts was a net gain position for Dura of approximately $35.0 million, representing the estimated benefit that would accrue to Dura to terminate the agreements, and is included in current and noncurrent assets with a corresponding increase to debt in the accompanying consolidated March 31, 2004 balance sheet.

      There have been no other material changes to our exposures to market risk since December 31, 2003.

ITEM 4: CONTROLS AND PROCEDURES

      As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings:

        Other than as reported in Dura's 2003 Annual Report on Form 10-K under the caption "Legal Proceedings," Dura is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business of Dura.

Item 6. Exhibits and Reports on Form 8-K:

        (a)      Exhibits

                  31.1 Certification by Lawrence A. Denton, President, Chief Executive Officer and Director

                  31.2 Certification by David R. Bovee, Vice President and Chief Financial Officer

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

                                     DURA AUTOMOTIVE SYSTEMS, INC.

Date:  May 6, 2004                   By /s/ David R. Bovee
                                        ------------------
                                        David R. Bovee
                                        Vice President, Chief Financial Officer
                                        (principal accounting and financial
                                        officer)

                                  EXHIBIT INDEX

Exhibit 31.1 Certification by Lawrence A. Denton, President, Chief Executive Officer and Director

Exhibit 31.2 Certification by David R. Bovee, Vice President and Chief Financial Officer

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002