Form 10-Q
period 2004-06-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2004-08-06
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

             Yes [X]                                             No [ ]

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at July 1, 2004 was 18,558,759 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

    Item 1. Financial Statements:

            Condensed Consolidated Statements of Operations for the
            Three Months Ended June 30, 2004 and 2003 (unaudited)

            Condensed Consolidated Statements of Operations for the
            Six Months Ended June 30, 2004 and 2003 (unaudited)

            Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003

            Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2004 and 2003 (unaudited)

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

ITEM 1: FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

            (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS-
                                   UNAUDITED)

                                                                          Three Months Ended June 30,
                                                                          ---------------------------
                                                                            2004               2003
                                                                          --------           --------
Revenues                                                                  $658,815           $606,430
Cost of sales                                                              582,132            528,172
                                                                          --------           --------
      Gross profit                                                          76,683             78,258
Selling, general and administrative expenses                                39,816             38,900
Facility consolidation and other charges                                    11,578              1,758
Amortization expense                                                           115                 71
                                                                          --------           --------
      Operating income                                                      25,174             37,529
Interest expense, net                                                       21,539             20,688
                                                                          --------           --------
      Income from continuing operations before provision for
         income taxes and minority interest                                  3,635             16,841
Provision for income taxes                                                     307              6,049
Minority interest - dividends on trust preferred securities, net                 -                663
                                                                          --------           --------
      Income from continuing operations                                      3,328             10,129
Gain from discontinued operations, net                                          12                711
                                                                          --------           --------
      Net income                                                          $  3,340           $ 10,840
                                                                          ========           ========

Basic earnings per share:
   Income from continuing operations                                      $   0.18           $   0.55
   Discontinued operations                                                       -               0.04
                                                                          --------           --------
      Net income                                                          $   0.18           $   0.59
                                                                          ========           ========
Basic shares outstanding                                                    18,442             18,290
                                                                          ========           ========

Diluted earnings per share:
   Income from continuing operations                                      $   0.18           $   0.55
   Discontinued operations                                                       -               0.03
                                                                          --------           --------
      Net income                                                          $   0.18           $   0.58
                                                                          ========           ========
Diluted shares outstanding                                                  18,966             19,691
                                                                          ========           ========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                    Six Months Ended June 30,
                                                                   --------------------------
                                                                      2004            2003
                                                                   -----------    -----------
Revenues                                                           $ 1,293,378    $ 1,199,235
Cost of sales                                                        1,140,030      1,044,548
                                                                   -----------    -----------
         Gross profit                                                  153,348        154,687
Selling, general and administrative expenses                            78,727         77,435
Facility consolidation and other charges                                13,026          2,024
Amortization expense                                                       231            141
                                                                   -----------    -----------
         Operating income                                               61,364         75,087
Interest expense, net                                                   42,788         41,374
                                                                   -----------    -----------
         Income from continuing operations before provision for
         income taxes and minority interest                             18,576         33,713
Provision for income taxes                                               5,387         12,123
Minority interest - dividends on trust preferred securities, net             -          1,326
                                                                   -----------    -----------
         Income from continuing operations                              13,189         20,264
Loss from discontinued operations, net                                    (681)          (267)
                                                                   -----------    -----------
         Net income                                                $    12,508    $    19,997
                                                                   ===========    ===========

Basic earnings per share:
   Income from continuing operations                               $      0.72    $      1.11
   Discontinued operations                                               (0.04)         (0.02)
                                                                   -----------    -----------
         Net income                                                $      0.68    $      1.09
                                                                   ===========    ===========
Basic shares outstanding                                                18,413         18,275
                                                                   ===========    ===========

Diluted earnings per share:
   Income from continuing operations                               $      0.70    $      1.09
   Discontinued operations                                               (0.04)         (0.01)
                                                                   -----------    -----------
         Net income                                                $      0.66    $      1.08
                                                                   ===========    ===========
         Diluted shares outstanding                                     18,963         19,674
                                                                   ===========    ===========

              The accompanying notes are an integral part of these
                     condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                 June 30,      December 31,
                                                                   2004            2003
                                                                -----------    -----------
                                                                (unaudited)
                           Assets

Current assets:
            Cash and cash equivalents                           $   134,444    $   181,268
            Accounts receivable, net                                381,735        274,345
            Inventories                                             128,298        127,957
            Current portion of derivative instruments                 7,547          6,629
            Other current assets                                     79,371         95,045
                                                                -----------    -----------
                Total current assets                                731,395        685,244
                                                                -----------    -----------

Property, plant and equipment, net                                  461,417        488,363
Goodwill, net                                                       859,973        859,022
Noncurrent portion of derivative instruments                          2,114         12,844
Deferred income taxes and other assets, net                          70,466         69,959
                                                                -----------    -----------
                                                                $ 2,125,365    $ 2,115,432
                                                                ===========    ===========

            Liabilities and Stockholders' Investment

Current liabilities:
            Accounts payable                                    $   253,126    $   243,995
            Accrued liabilities                                     219,479        187,501
            Current maturities of long-term debt                      2,786          5,738
                                                                -----------    -----------
                Total current liabilities                           475,391        437,234
                                                                -----------    -----------

Long-term debt, net of current maturities                         1,136,708      1,157,099
Mandatorily redeemable convertible trust preferred securities        55,250         55,250
Other noncurrent liabilities                                        121,441        135,262

Stockholders' investment:
            Common stock - Class A                                      186            168
            Common stock - Class B                                        -             16
            Additional paid-in capital                              350,831        349,220
            Treasury stock at cost                                   (2,539)        (2,452)
            Accumulated deficit                                     (92,557)      (105,065)
            Accumulated other comprehensive income                   80,654         88,700
                                                                -----------    -----------
                Total stockholders' investment                      336,575        330,587
                                                                -----------    -----------
                                                                $ 2,125,365    $ 2,115,432
                                                                ===========    ===========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                     2004           2003
                                                                  ---------       ---------
OPERATING ACTIVITIES:
   Income from continuing operations                              $  13,189       $  20,264
   Adjustments to reconcile income from continuing
      operations to net cash provided by operating activities -
         Depreciation and amortization                               43,438          37,543
         Deferred income taxes                                         (106)            227
         Changes in other operating items                           (47,395)        (22,342)
                                                                  ---------       ---------

         Net cash provided by operating activities                    9,126          35,692
                                                                  ---------       ---------
INVESTING ACTIVITIES:
   Acquisitions, net                                                (13,327)              -
   Capital expenditures, net                                        (29,303)        (19,862)
                                                                  ---------       ---------

         Net cash used in investing activities                      (42,630)        (19,862)
                                                                  ---------       ---------
FINANCING ACTIVITIES:
   Long-term borrowings                                                 568          15,505
   Repayments of long-term borrowings                               (17,385)        (19,480)
   Proceeds from issuance of common stock and
      exercise of stock options                                       1,613             335
   Other, net                                                          (476)             (1)
                                                                  ---------       ---------

         Net cash used in financing activities                      (15,680)         (3,641)
                                                                  ---------       ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                               3,041           1,700
                                                                  ---------       ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS
   CONTINUING OPERATIONS                                            (46,143)         13,889
NET CASH FLOW FROM DISCONTINUED OPERATIONS                             (681)          5,842
CASH AND CASH EQUIVALENTS:
   Beginning of period                                              181,268         143,237
                                                                  ---------       ---------

   End of period                                                  $ 134,444       $ 162,968
                                                                  =========       =========
SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                         $  39,692       $  39,193
   Cash paid for income taxes                                     $   5,629       $   6,800

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

      Revenues and operating results for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

      Inventories consisted of the following (in thousands):

                  June 30,     December 31,
                    2004          2003
                  --------     -----------
Raw materials     $ 61,730      $ 64,416
Work-in-process     31,208        31,011
Finished goods      35,360        32,530
                  --------      --------
                  $128,298      $127,957
                  ========      ========

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

                                                       Three months       Six months
                                                      ended June 30,     ended June 30,
                                                    -----------------   -----------------
                                                     2004      2003      2004      2003
                                                    -------   -------   -------   -------
Net income                                          $ 3,340   $10,840   $12,508   $19,997
Interest expense on mandatorily redeemable
   convertible preferred securities, net of tax           -       663         -     1,326
                                                    -------   -------   -------   -------
Net income applicable to common
   stockholders - diluted                           $ 3,340   $11,503   $12,508   $21,323
                                                    =======   =======   =======   =======

Weighted average number of Class A
   common shares outstanding                         18,072    16,529    17,424    16,514
Weighted average number of Class B
   common shares outstanding                            370     1,761       989     1,761
                                                    -------   -------   -------   -------
                                                     18,442    18,290    18,413    18,275
Dilutive effect of outstanding stock options
   after application of the treasury stock method       524       112       550       110
Dilutive effect of mandatorily redeemable
   convertible preferred securities, assuming
   conversion                                             -     1,289         -     1,289
                                                    -------   -------   -------   -------
Diluted shares outstanding                           18,966    19,691    18,963    19,674
                                                    =======   =======   =======   =======

Basic earnings per share                            $  0.18   $  0.59   $  0.68   $  1.09
                                                    =======   =======   =======   =======

Diluted earnings per share                          $  0.18   $  0.58   $  0.66   $  1.08
                                                    =======   =======   =======   =======

      Potential common shares of approximately 1,289,000 and interest expense for the three months ended June 30, 2004 of $0.7 million and for the six months ended June 30, 2004 of $1.4 million, relating to Dura's outstanding 7-1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") were excluded from the computation of diluted earnings per share, as inclusion of these shares and the related interest expense would have been anti-dilutive.

Stock-Based Compensation Plans

      Dura has elected to continue accounting for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized during the quarters ended June 30, 2004 and 2003, as the exercise prices of all options are equal to the market value of Dura's stock on the grant date. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation", Dura's pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share amounts):

                                Three months ended       Six months ended
                                      June 30,               June 30,
                               --------------------    --------------------
                                 2004        2003        2004        2003
                               --------    --------    --------    --------
Net income
   As Reported - Basic         $  3,340    $ 10,840    $ 12,508    $ 19,997
   Pro Forma                   $  2,404    $  9,883    $ 10,715    $ 18,160
   As Reported - Diluted       $  3,340    $ 11,503    $ 12,508    $ 21,323
   Pro Forma                   $  2,404    $ 10,546    $ 10,715    $ 19,486
Basic earnings per share
   As Reported                 $   0.18    $   0.59    $   0.68    $   1.09
   Pro Forma                   $   0.13    $   0.54    $   0.58    $   0.99
Diluted earnings per share
   As Reported                 $   0.18    $   0.58    $   0.66    $   1.08
   Pro Forma                   $   0.13    $   0.54    $   0.57    $   0.99

      The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2004 and 2003. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.7 percent and 2.0 percent, expected life of four years and an average expected volatility of 74 and 85 percent for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the following weighted average assumption were used: risk-free interest rates of 3.7 percent and 2.5 percent, expected life of four years and an average expected volatility of 74 and 82 percent, respectively.

4. ACQUISITIONS

      On June 19, 2003, Dura reached an agreement with Heywood Williams Group PLC ("Heywood Williams") (United Kingdom) to acquire its Creation Group, a premier designer and manufacturer of windows, doors and specialty products for the North American recreation vehicle, motor vehicle accessories and manufactured housing markets. The Creation Group, headquartered in Elkhart, Indiana, had 2002 revenues of $145 million, and has approximately 1,100 employees at 10 facilities in Indiana, Ohio and Pennsylvania. Financial terms of the deal included a purchase price of $57 million, subject to a working capital adjustment and an earnout provision of an additional $3 million if the acquired entity achieves certain financial targets. We do not believe the targets under the earnout provision have been achieved. Dura used cash on hand to finance the transaction, which closed on July 23, 2003. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. Changes to the preliminary estimates within one year of the purchase date will be reflected as an adjustment to goodwill. In March 2004, Dura paid Heywood Williams $0.7 million relating to a working capital adjustment to the original purchase price. The purchase price adjustment was recorded as an increase to goodwill as of March 31, 2004. Dura does not believe the final allocation of purchase price will be materially different from preliminary allocations. The operating results of the Creation Group have been included in the consolidated financial statements of Dura since the date of acquisition. The pro forma effects of this transaction are not material to Dura's results of operations.

      In 2004, Dura made a $12.6 million final payment relating to its acquisition of Reiche GmbH & Co. KG Automotive Components ("Reiche") in 2000. Reiche, located in Germany, manufactures steering columns and steering column components for European and North American OEMs.

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

      At June 30, 2004, Dura had remaining reserves related to the divestiture of the European Mechanical Assemblies business of $19.5 million, including estimated severance, facility consolidation and other contractual commitments. The contractual commitments related to the facilities retained by Dura, principally lease costs, are anticipated to be completed in 2021.

      Summary operating results of the discontinued operations for the three and six months ended June 30, 2003 are as follows (in thousands):

                                               Three months          Six months
                                               ended June 30,      ended June 30,
                                                    2003                2003
                                               -------------       -------------
Revenues                                       $           -       $      14,992
Cost of sales                                              -              16,053
                                               -------------       -------------
   Gross loss                                              -              (1,061)
Selling, general and administrative expenses               -                 787
                                               -------------       -------------
   Operating loss                                          -              (1,848)
Interest expense, net                                      -                  29
                                               -------------       -------------
   Net loss from discontinued operations       $           -       $      (1,877)
                                               =============       =============

      During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposition, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million for the quarter ended March 31, 2003. An additional net positive adjustment of $0.7 million was recorded during the second quarter from a more favorable settlement of retained liabilities than anticipated, resulting in a net loss from discontinued operations of approximately $0.3 million in the six months ended June 30, 2003. During the quarter ended March 31, 2004, net negative adjustments totaling $0.7 million were recorded resulting from less favorable settlement of retained liabilities than anticipated. There was no additional activity during the second quarter ended June 30, 2004.

6. FACILITY CONSOLIDATION AND OTHER CHARGES

Facility Consolidation

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

      During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a second quarter 2004 restructuring charge of $1.3 million relating primarily to severance. Dura expects to incur additional restructuring charges related to these actions of approximately $2.6 million for severance costs through December 31, 2004. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a second quarter 2004 restructuring charge of $1.7 million, relating primarily to severance. Dura expects to incur additional restructuring charges related to the exit of the Rockford facilities of approximately $2.0 million, relating primarily to severance through June 30, 2005.

      During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million and $0.4 million in the first and second quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in the second quarter of 2004. Dura expects to incur $0.5 million of additional restructuring charges related to severance costs associated with the exit of the Brookfield facility through December 31, 2004. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $0.1 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second quarter of 2004. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Pikeville facility through December 31, 2004.

      During the fourth quarter of 2003, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $0.5 million in severance related costs. In continuation of these actions, Dura recorded an additional restructuring charge of $0.2 million for facility closure and other costs and adjusted the severance reserve down by $0.1 million in the second quarter of 2004. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Melun facility through September 30, 2004.

            During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During the first quarter of 2004, Dura continued such actions and recorded $0.2 million of additional restructuring charges for severance related costs and expensed as incurred $0.1 million of severance costs and $0.2 million of facility closure and other costs. During the second quarter of 2004, Dura expensed as incurred $0.2 million of severance costs. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $1.7 million in severance related costs and $1.3 million in facility closure and other costs. Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of approximately $0.3 million, relating primarily to severance through December 31, 2005.

            In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $2.3 million in facility closure and other costs. In continuation of these actions, Dura expensed as incurred approximately $0.3 million and $0.1 million in the first and second quarter of 2004, respectively, of additional facility closure and other costs, which completed the facility consolidation charges to be incurred related to this action.

Asset Impairments

      During the second quarter of 2004, Dura recorded $6.7 million in asset impairment charges related to building write-downs for the facility consolidation actions taken during 2004 and 2003. These costs are reflected as facility consolidation and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

7. ACQUISITION INTEGRATIONS

            Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of June 30, 2004, purchase liabilities recorded in conjunction with the acquisitions included approximately $9.6 million for costs associated with the shutdown and consolidation of certain acquired facilities and $2.6 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $0.5 million related to the consolidation of certain acquired facilities and $0.1 million related to severance during the quarter ended June 30, 2004. The employee terminations and facility consolidations were completed by December 31, 2002 except for certain contractual obligations, consisting principally of facility lease payments that will continue through 2005.

8. LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

                                      June 30,      December 31,
                                        2004           2003
                                     -----------    -----------
Credit Agreement:
   Tranche C term loan               $   147,375    $   147,750
Senior notes                             400,000        400,000
Subordinated notes                       574,929        578,505
Mandatorily redeemable convertible
trust preferred securities                55,250         55,250
Senior notes - derivative
   instrument adjustment                   9,661         19,473
Other                                      7,529         17,109
                                     -----------    -----------
                                       1,194,744      1,218,087
Less - Current maturities                 (2,786)        (5,738)
                                     -----------    -----------
Total long-term debt                 $ 1,191,958    $ 1,212,349
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

      In November 2003, Dura completed the offering of $50.0 million 8 5/8 percent senior unsecured notes ("2003 Senior Notes"), due April 2012. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. Net proceeds from this offering of approximately $48.5 million were used to replenish cash balances used to fund the acquisition of the Creation Group. In conjunction with this transaction, Dura amended and restated its revolving credit facility. The new revolving credit facility ("New Credit Agreement") provides for $175.0 million of revolving credit, available until October 2008. At June 30, 2004, under its most restrictive debt covenant, Dura had availability of $125.7 million including cash and revolver. The existing tranche C term loan remained outstanding. In connection with the termination of Dura's existing Credit Agreement, Dura wrote-off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003. The write-off of debt issuance costs was classified as a component of income from continuing operations in accordance with the provisions of SFAS No. 145.

      Included in interest expense, net, in the consolidated statements of operations is approximately $0.7 million and $1.0 million of interest income earned on Dura's cash balances in the quarters ended June 30, 2004 and 2003, respectively and $1.2 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively.

      As of June 30, 2004, rates on borrowings under the New Credit Agreement are based on LIBOR and were 3.84 percent. The New Credit Agreement contains various restrictive covenants which include the limit of indebtedness, investments and dividends. The New Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of June 30, 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Dura.

      The New Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $50.0 million. As of June 30, 2004 and 2003, Dura had no borrowings outstanding under the revolver.

      Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At June 30, 2004, Dura had no borrowings outstanding under its overdraft facilities. At June 30, 2004, Dura had overdraft facilities available from banks up to an amount equal to $49.2 million.

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

10. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. Other intangible assets at June 30, 2004 are approximately $9.2 million, primarily consisting of non-amortizable trademarks and amortizable license agreements.

      During the second quarter of 2004, Dura adjusted goodwill for a purchase price adjustment related to the Creation Group acquisition. The adjustment increased goodwill by $0.5 million (see Note 4). In addition, Dura increased goodwill during the second quarter of 2004 by $1.9 million for the final payment for the Reiche acquisition, primarily related to earnout provisions of the agreement. There have been no other changes in the carrying value of goodwill since March 31, 2004, other than fluctuations due to changes in foreign currency exchange rates.

      During the second quarter of 2004, Dura performed its annual impairment assessment related to goodwill and other intangible assets. Dura completed step one of the goodwill impairment test using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its four reporting units (Control Systems, Body & Glass, Mobile Products and Other Operating Companies). Upon completion of the required assessments under step one of SFAS No. 142, it was determined that no impairment of goodwill or other intangible assets has occurred.

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

      Dura uses forward exchange contracts to hedge its foreign currency exposure related to the interest payments under its outstanding Euro 100.0 million denominated Subordinated Notes. Dura designated these contracts at their inception as a cash flow hedge. At June 30, 2004, Dura had an outstanding contract to purchase Euro 4.5 million (approximately $5.3 million), representing the interest payments due during 2004. The estimated fair value of these foreign exchange contracts based upon market quotes was approximately $5.5 million. The net unrealized gain of $0.2 million is included in accumulated other comprehensive income in the accompanying June 30, 2004 condensed consolidated balance sheet.

      In April 2002, in connection with the 2002 Senior Notes offering, Dura entered into fixed to floating interest rate swaps (notional amount of $325.0 million) with various financial institutions. At their inception Dura designated these contracts as fair value hedges. In November 2003, in connection with the 2003 Senior Notes offering, Dura also entered into fixed to floating interest rate swaps (notional amount of $75.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. At June 30, 2004, Dura's swap contracts outstanding had a fair value based upon market quotes of approximately $9.7 million and this amount is included in the condensed consolidated balance sheet as of June 30, 2004.

12. COMPREHENSIVE INCOME

      Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For Dura, comprehensive income represents net income adjusted for foreign currency translation adjustments, minimum pension liability and the deferred gain/ loss on derivative instruments utilized to hedge Dura's interest and foreign exchange exposures. Comprehensive income for the periods is as follows (in thousands):

                                Three months ended       Six months ended
                                     June 30,                June 30,
                               --------------------    --------------------
                                 2004        2003        2004        2003
                               --------    --------    --------    --------
Net income                     $  3,340    $ 10,840    $ 12,508    $ 19,997
Other comprehensive income:
   Foreign currency
      translation adjustment      2,462      47,122      (8,263)     42,214
   Minimum pension liability         (5)        (98)         70        (124)
   Derivative instruments           147         (40)        147         693
                               --------    --------    --------    --------
Comprehensive income           $  5,944    $ 57,824    $  4,462    $ 62,780
                               ========    ========    ========    ========

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

Balance at December 31, 2003          $ 23,170
   Reductions for payments made         (1,751)
   Additional reserves recorded          1,170
   Changes in pre-existing reserves        226
                                      --------
Balance at June 30, 2004              $ 22,815
                                      ========

14. NEW ACCOUNTING PRONOUNCEMENTS

During May 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides guidance on accounting for the effects of the Medicare Prescription Drug,

Improvement and Modernization Act of 2003 (the Act), to employers that sponsor postretirement health care plans where the prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The FSP also requires certain disclosures related to the impact of the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. Dura will adopt this FSP on July 1, 2004. The adoption of this FSP is not anticipated to have a material impact on Dura's consolidated balance sheet or results of operations.

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

15. DEFINED BENEFIT PLANS AND POST-RETIREMENT BENEFITS

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

      The components of net periodic benefit costs are as follows (in thousands):

                                                                       Postretirement Benefits
                                          Pension Benefits               Other than Pensions
                                     Three Months Ended June 30,      Three Months Ended June 30,
                                     --------------------------       --------------------------
                                        2004           2003               2004          2003
                                     -----------    -----------       ------------   -----------
Service cost                         $       286    $       581        $       150   $       113
Interest cost                              1,439          1,407                446           396
Expected return on plan assets            (1,416)        (1,281)                 -             -
Amendments/curtailments                        -             11                  -             -
Amortization of prior service cost            84             60                  -             -
Recognized actuarial loss                    222            171                 77             -
                                     -----------    -----------        -----------   -----------
Net periodic benefit cost            $       615    $       949        $       673   $       509
                                     ===========    ===========        ===========   ===========

      Dura previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5.8 million to its pension plans and $2.0 million to its post-retirement medical benefit plans in 2004. As of June 30, 2004, $2.6 million and $1.4 million of contributions have been made to the pension and postretirement benefit plans, respectively. Dura anticipates contributing an additional $3.2 million to its pension plans and $1.4 million to its post-retirement medical benefit plans in 2004 for total estimated contributions during 2004 of $8.6 million.

16. RELATED PARTY TRANSACTIONS

      In 2001, Dura loaned approximately $1.2 million to Automotive Aviation Partners, LLC ("AAP") to enable it to make a principal and interest payment to the lending institution. At that time Dura owned 25 percent of AAP and S.A. Johnson, a director of Dura, owned the remaining 75 percent. AAP's sole asset was an airplane. Mr. Johnson has personally guaranteed repayment of 75 percent of this loan. The Dura loan to AAP was due and payable in October 2002. Subsequently, Dura and Mr. Johnson established a repayment schedule with respect to Mr. Johnson's guarantee, for which payments are current. As of June 30, 2004, Mr. Johnson owed approximately $0.6 million to Dura under this arrangement. In March 2004, a wholly-owned subsidiary of Dura acquired Mr. Johnson's 75 percent interest in AAP in exchange for nominal consideration. Dura has repaid the loan to AAP's lending institution and Mr. Johnson has been released from his guaranty to such lender. Mr. Johnson remains liable under his guaranty to Dura.

      In March 2003, Dura entered into a two-year agreement with its former Chief Executive Officer. Under the terms of the agreement, this individual will receive an annual consulting fee of $525,000 for two years, stock options for 270,000 shares of Class A Common Stock, and his existing vested options exercise periods were extended to the remaining life of those options. As of June 30, 2004, all 270,000 of the additional options have been granted.

      During April, 2004, Dura's controlling shareholder converted all of its Class B common shares into Class A common shares, resulting in a single class of voting shares outstanding and effectively eliminated their majority voting control over shareholder matters of Dura. As a result, during June 2004, Dura entered into change of control agreements (the Agreements) with certain key officers and directors. The Agreements provide for severance pay including incentive compensation, continuation of certain other benefits, gross-up of payments deemed to be excess parachute payments, additional years of credited service under Dura's supplemental executive retirement plan and undiscounted lump-sum payment of the benefit due there-under within ten days of the termination date, and indemnification of the individual with respect to certain matters associated with their employment by Dura. "Change in control" is defined as the accumulation by any person, entity or group of affiliated entities meeting certain levels of voting power of Dura's voting stock or the occurrence of certain other specified events, as defined in the Agreements.

17. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
           CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JUNE 30, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                        DURA                      NON-
                                                     OPERATING    GUARANTOR    GUARANTOR
                                                        CORP.     COMPANIES    COMPANIES    ELIMINATIONS    CONSOLIDATED
                                                     ----------   ----------   ----------   -------------   ------------
                     Assets
Current assets:
                     Cash and cash equivalents       $   15,284   $      882   $  118,278   $          -    $    134,444
                     Accounts receivable, net            28,437      110,490      242,808              -         381,735
                     Inventories                         12,013       51,155       65,130              -         128,298
                     Current portion of derivative
                     instruments                          7,547            -            -              -           7,547
                     Other current assets                15,406       12,933       51,032              -          79,371
                     Due from affiliates                183,055       40,598        8,772       (232,425)              -
                                                     ----------   ----------   ----------   ------------    ------------
                         Total current assets           261,742      216,058      486,020       (232,425)        731,395
                                                     ----------   ----------   ----------   ------------    ------------
Property, plant and equipment, net                       58,385      111,499      291,533              -         461,417
Investment in subsidiaries                              733,855       22,490       76,132       (832,477)              -
Notes receivable from affiliates                        302,051      164,813       49,345       (516,209)              -
Goodwill, net                                           411,788       97,811      350,374              -         859,973
Noncurrent portion of derivative instruments              2,114            -            -              -           2,114
Other assets, net                                        57,802        7,842        4,822              -          70,466
                                                     ----------   ----------   ----------   ------------    ------------
                         Total Assets                $1,827,737   $  620,513   $1,258,226   $ (1,581,111)   $  2,125,365
                                                     ==========   ==========   ==========   ============    ============

    Liabilities and Stockholders' Investment
Current liabilities:
                     Accounts payable                $   40,730   $   75,912   $  136,484   $          -    $    253,126
                     Accrued liabilities                 61,480       39,220      118,779              -         219,479
                     Current maturities of                1,500           20        1,266              -           2,786
                     long-term debt
                     Due to affiliates                   45,765      150,321       36,339       (232,425)              -
                                                     ----------   ----------   ----------   ------------    ------------
                         Total current liabilities      149,475      265,473      292,868       (232,425)        475,391
                                                     ----------   ----------   ----------   ------------    ------------
Long-term debt, net of current maturities               145,875            -        6,242              -         152,117
Senior notes                                                  -            -            -              -               -
Subordinated notes                                      974,930            -            -              -         974,930
Mandatorily redeemable convertible
trust preferred securities                               55,250            -            -              -          55,250
Senior notes - derivative instrument adjustment           9,661            -            -              -           9,661
Other noncurrent liabilities                             61,556       10,673       49,212              -         121,441
Notes payable to affiliates                             187,935       55,727      272,547       (516,209)              -
                                                     ----------   ----------   ----------   ------------    ------------
                         Total liabilities            1,584,682      331,873      620,869       (748,634)      1,788,790
                                                     ----------   ----------   ----------   ------------    ------------
Stockholders' investment                                243,055      288,640      637,357       (832,477)        336,575
                                                     ----------   ----------   ----------   ------------    ------------
                         Total Liabilities and
                          Stockholders' Investment   $1,827,737   $  620,513   $1,258,226   $ (1,581,111)   $  2,125,365
                                                     ==========   ==========   ==========   ============    ============

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                   DURA                      NON-
                                                 OPERATING    GUARANTOR   GUARANTOR
                                                   CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                 ---------    ---------   ---------    -----------    ------------
Revenues                                         $  87,360    $ 262,366   $ 322,759    $   (13,670)   $    658,815
Cost of sales                                       80,704      226,895     288,203        (13,670)        582,132
                                                 ---------    ---------   ---------    -----------    ------------
      Gross profit                                   6,656       35,471      34,556              -          76,683
Selling, general and administrative
   expenses                                         15,600        7,764      16,452              -          39,816
Facility consolidation and other charges                40       10,091       1,447              -          11,578
Amortization expense                                    59           46          10              -             115
                                                 ---------    ---------   ---------    -----------    ------------
      Operating income                              (9,043)      17,570      16,647              -          25,174
Interest expense (income), net                      17,820        1,194       2,525              -          21,539
                                                 ---------    ---------   ---------    -----------    ------------
      Income (loss) from continuing operations
         before provision for income taxes and
         minority interest                         (26,863)      16,376      14,122              -           3,635
Provision (benefit) for income taxes                (4,398)       2,241       2,464              -             307
Equity in (earnings) losses of affiliates, net     (24,613)           -      (1,083)        25,696               -
Minority interest - dividends on trust
   preferred securities, net                             -            -           -              -               -
Dividends (to) from affiliates                      (1,192)           -           -          1,192               -
                                                 ---------    ---------   ---------    -----------    ------------
      Income from continuing operations              3,340       14,135      12,741        (26,888)          3,328
Loss from discontinued operations                        -            -          12              -              12
                                                 ---------    ---------   ---------    -----------    ------------
      Net income (loss)                          $   3,340    $  14,135   $  12,753    $   (26,888)   $      3,340
                                                 =========    =========   =========    ===========    ============

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                       NON-
                                                  OPERATING    GUARANTOR    GUARANTOR
                                                    CORP.      COMPANIES    COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                 ----------    ----------   ----------    ------------    ------------
Revenues                                         $  170,653    $  508,636   $  641,217    $    (27,128)   $  1,293,378
Cost of sales                                       156,708       436,403      574,047         (27,128)      1,140,030
                                                 ----------    ----------   ----------    ------------    ------------
      Gross profit                                   13,945        72,233       67,170               -         153,348
Selling, general and administrative
   expenses                                          31,788        15,583       31,356               -          78,727
Facility consolidation and other charges                 40        11,173        1,813               -          13,026
Amortization expense                                    119            91           21               -             231
                                                 ----------    ----------   ----------    ------------    ------------
      Operating income                              (18,002)       45,386       33,980               -          61,364
Interest expense (income), net                       35,112         2,351        5,325               -          42,788
                                                 ----------    ----------   ----------    ------------    ------------
      Income (loss) from continuing operations
         before provision for income taxes and
         minority interest                          (53,114)       43,035       28,655               -          18,576
Provision (benefit) for income taxes                (11,679)       10,193        6,873               -           5,387
Equity in (earnings) losses of affiliates, net      (51,419)            -       (1,313)         52,732               -
Minority interest - dividends on trust
   preferred securities, net                              -             -            -               -               -
Dividends (to) from affiliates                       (2,524)            -            -           2,524               -
                                                 ----------    ----------   ----------    ------------    ------------
      Income from continuing operations              12,508        32,842       23,095         (55,256)         13,189
Loss from discontinued operations                         -             -         (681)              -            (681)
                                                 ----------    ----------   ----------    ------------    ------------
      Net income (loss)                          $   12,508    $   32,842   $   22,414    $    (55,256)   $     12,508
                                                 ==========    ==========   ==========    ============    ============

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                DURA                      NON-
                                              OPERATING    GUARANTOR    GUARANTOR
                                                CORP.      COMPANIES    COMPANIES    ELIMINATIONS   CONSOLIDATED
                                              ---------    ---------    ---------    ------------   ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations      $  12,508    $  32,842    $  23,094    $   (55,256)   $     13,189
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by operating activities:
      Depreciation and amortization               4,642       11,423       27,373              -          43,438
      Deferred income taxes                           -            -         (106)             -            (106)
      Equity in earnings of affiliates and
         minority interest                      (51,420)           -       (1,313)        52,733               -
      Changes in other operating items           57,158       (7,092)     (97,460)             -         (47,395)
                                              ---------    ---------    ---------    -----------    ------------
      Net cash (used in) provided by
         operating activities                    22,888       37,173      (48,412)        (2,523)          9,126
                                              ---------    ---------    ---------    -----------    ------------
INVESTING ACTIVITIES:
Acquisitions, net                                     -       (1,846)     (11,481)             -         (13,327)
Capital expenditures, net                        (2,729)      (5,878)     (20,696)             -         (29,303)
                                              ---------    ---------    ---------    -----------    ------------
      Net cash used in investing activities      (2,729)      (7,724)     (32,177)             -         (42,630)
                                              ---------    ---------    ---------    -----------    ------------
FINANCING ACTIVITIES:
Long-term borrowings                                  -            -          568              -             568
Repayments of long-term borrowings               (7,772)         (19)      (9,594)             -         (17,385)
Purchase of treasury shares and other               (87)                                                     (87)
Debt financing (to) from affiliates             (21,801)     (27,151)      48,952              -               -
Proceeds from issuance of common stock
   and exercise of stock options                  1,613            -            -              -           1,613
Other, net                                       (4,927)                    4,538                           (389)
Dividends paid                                        -       (2,523)           -          2,523               -
                                              ---------    ---------    ---------    -----------    ------------
      Net cash (used in) provided by
         financing activities                   (32,974)     (29,693)      44,464          2,523         (15,680)
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                               (4,117)           -        7,158              -           3,041
                                              ---------    ---------    ---------    -----------    ------------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                   (16,932)        (244)     (28,967)             -         (46,143)
NET CASH FLOW FROM
   DISCONTINUED OPERATIONS                            -            -         (681)             -            (681)
CASH AND CASH EQUIVALENTS:
Beginning of period                              32,216        1,126      147,926              -         181,268
                                              ---------    ---------    ---------    -----------    ------------
End of period                                 $  15,284    $     882    $ 118,278    $         -    $    134,444
                                              =========    =========    =========    ===========    ============

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                                           DURA                        NON-
                                                        OPERATING     GUARANTOR     GUARANTOR
                                                           CORP.      COMPANIES     COMPANIES    ELIMINATIONS    CONSOLIDATED
                                                       -----------   -----------   -----------   ------------    ------------
                     Assets
Current assets:
                     Cash and cash equivalents         $    32,216   $     1,126   $   147,926   $          -    $    181,268
                     Accounts receivable, net               18,721        75,182       180,442              -         274,345
                     Inventories                            10,714        45,368        71,875              -         127,957
                     Current poriton of derivative
                     instruments                             6,629             -             -              -           6,629
                     Other current assets                   18,234        19,831        56,980              -          95,045
                     Due from affiliates                   163,744        43,724         2,679       (210,147)              -
                                                       -----------   -----------   -----------   ------------    ------------
                         Total current assets              250,258       185,231       459,902       (210,147)        685,244
                                                       -----------   -----------   -----------   ------------    ------------
Property, plant and equipment, net                          56,473       125,865       306,025              -         488,363
Investment in subsidiaries                                 679,527        22,490        74,820       (776,837)              -
Notes receivable from affiliates                           570,092       528,641        41,169     (1,139,902)              -
Goodwill, net                                              411,788        96,622       350,612              -         859,022
Noncurrent portion of derivative instruments                12,844             -             -              -          12,844
Other assets, net                                           59,624         4,985         5,350              -          69,959
                                                       -----------   -----------   -----------   ------------    ------------
                         Total Assets                  $ 2,040,606   $   963,834   $ 1,237,878   $ (2,126,886)   $  2,115,432
                                                       ===========   ===========   ===========   ============    ============

      Liabilities and Stockholders' Investment
Current liabilities:
                     Accounts payable                  $    40,559   $    67,245   $   136,191   $          -    $    243,995
                     Accrued liabilities                    58,735        30,350        98,416              -         187,501
                     Current maturities of long-term         1,500            36         4,202              -           5,738
                     debt
                     Due to affiliates                      45,657       139,281        25,209       (210,147)              -
                                                       -----------   -----------   -----------   ------------    ------------
                         Total current liabilities         146,451       236,912       264,018       (210,147)        437,234
                                                       -----------   -----------   -----------   ------------    ------------
Long-term debt, net of current maturities                  146,250             3        12,868              -         159,121
Senior notes                                               400,000             -             -              -         400,000
Subordinated notes                                         578,505             -             -              -         578,505
Mandatorily redeemable convertible
trust preferred securities                                  55,250                                                     55,250
Senior notes - derivative instrument adjustment             19,473             -             -              -          19,473
Other noncurrent liabilities                                61,113        12,168        61,981              -         135,262
Notes payable to affiliates                                404,690       459,336       275,876     (1,139,902)              -
                                                       -----------   -----------   -----------   ------------    ------------
                         Total liabilities               1,811,732       708,419       614,743     (1,350,049)      1,784,845
                                                       -----------   -----------   -----------   -----------     ------------
Stockholders' investment                                   228,874       255,415       623,135       (776,837)        330,587
                                                       -----------   -----------   -----------   ------------    ------------
                         Total Liabilities and
                          Stockholders' Investment     $ 2,040,606   $   963,834   $ 1,237,878   $ (2,126,886)   $  2,115,432
                                                       ===========   ===========   ===========   ============    ============

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                   DURA                       NON-
                                                 OPERATING    GUARANTOR    GUARANTOR
                                                   CORP.      COMPANIES    COMPANIES    ELIMINATIONS     CONSOLIDATED
                                                 ---------    ---------    ---------    ------------     ------------
Revenues                                         $  86,260    $ 230,959    $ 302,335    $   (13,124)     $    606,430
Cost of sales                                       79,735      192,792      268,769        (13,124)          528,172
                                                 ---------    ---------    ---------    -----------      ------------
      Gross profit                                   6,525       38,167       33,566              -            78,258
Selling, general and administrative
   expenses                                         16,197        7,112       15,591              -            38,900
Facility consolidation and other charges               294        1,435           29              -             1,758
Amortization expense                                    60            1           10              -                71
                                                 ---------    ---------    ---------    -----------      ------------
      Operating income (loss)                      (10,026)      29,619       17,936              -            37,529
Interest expense (income), net                      18,266          (27)       2,449              -            20,688
                                                 ---------    ---------    ---------    -----------      ------------
      Income (loss) from continuing operations
         before provision for income taxes and
         minority interest                         (28,292)      29,646       15,487              -            16,841
Provision (benefit) for income taxes                (8,569)       9,546        5,072              -             6,049
Equity in earnings of affiliates, net              (30,048)           -       (1,002)        31,050                 -
Minority interest - dividends on trust
   preferred securities, net                           663            -            -              -               663
Dividends from affiliates                           (1,178)           -            -          1,178                 -
                                                 ---------    ---------    ---------    -----------      ------------
      Income (loss) from continuing operation       10,840       20,100       11,417        (32,228)           10,129
Loss from discontinued operations                        -            -          711              -               711
                                                 ---------    ---------    ---------    -----------      ------------
            Net income (loss)                    $  10,840    $  20,100    $  12,128    $   (32,228)     $     10,840
                                                 =========    =========    =========    ===========      ============


17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                     DURA                         NON-
                                                  OPERATING      GUARANTOR      GUARANTOR
                                                     CORP.       COMPANIES      COMPANIES     ELIMINATIONS   CONSOLIDATED
                                                 -----------    -----------    -----------    ------------   ------------
Revenues                                         $   171,512    $   461,587    $   592,515    $   (26,379)   $  1,199,235
Cost of sales                                        159,374        386,610        524,943        (26,379)      1,044,548
                                                 -----------    -----------    -----------    -----------    ------------
      Gross profit                                    12,138         74,977         67,572              -         154,687
Selling, general and administrative
   expenses                                           32,024         14,198         31,213              -          77,435
Facility consolidation and other charges                 487          1,508             29              -           2,024
Amortization expense                                     119              3             19              -             141
                                                 -----------    -----------    -----------    -----------    ------------
      Operating income (loss)                        (20,492)        59,268         36,311              -          75,087
Interest expense (income), net                        36,104            (55)         5,325              -          41,374
                                                 -----------    -----------    -----------    -----------    ------------
      Income (loss) from continuing operations
         before provision for income taxes and
         minority interest                           (56,596)        59,323         30,986              -          33,713
Provision (benefit) for income taxes                 (17,146)        19,116         10,153              -          12,123
Equity in earnings of affiliates, net                (58,383)             -         (1,909)        60,292               -
Minority interest - dividends on trust
   preferred securities, net                           1,326              -              -              -           1,326
Dividends from affiliates                             (2,390)             -              -          2,390               -
                                                 -----------    -----------    -----------    -----------    ------------
      Income (loss) from continuing operation         19,997         40,207         22,742        (62,682)         20,264
Loss from discontinued operations                          -              -           (267)             -            (267)
                                                 -----------    -----------    -----------    -----------    ------------
            Net income (loss)                    $    19,997    $    40,207    $    22,475    $   (62,682)   $     19,997
                                                 ===========    ===========    ===========    ===========    ============

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE
                         SIX MONTHS ENDED JUNE 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                   DURA                       NON-
                                                 OPERATING    GUARANTOR    GUARANTOR
                                                   CORP.      COMPANIES    COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                 ---------    ---------    ---------    ------------   ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations         $  19,997    $  40,207    $  22,742    $   (62,682)   $     20,264
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by operating activities:
      Depreciation and amortization                  5,405       10,855       21,283              -          37,543
      Deferred income taxes                           (245)         245          227              -             227
      Equity in earnings of affiliates and
         minority interest                         (58,383)           -       (1,909)        60,292               -
      Changes in other operating items              15,069       (1,890)     (35,521)             -         (22,342)
                                                 ---------    ---------    ---------    -----------    ------------
      Net cash provided by (used in) operating
         activities                                (18,157)      49,417        6,822         (2,390)         35,692
                                                 ---------    ---------    ---------    -----------    ------------

INVESTING ACTIVITIES:
Capital expenditures, net                           (2,542)      (5,078)     (12,242)             -         (19,862)
                                                 ---------    ---------    ---------    -----------    ------------

FINANCING ACTIVITIES:
Long-term borrowings                                   542            -       14,963              -          15,505
Repayments of long-term borrowings                    (375)         (42)     (19,063)             -         (19,480)
Debt financing (to) from affiliates                 18,579      (41,348)      22,769              -               -
Proceeds from issuance of common stock
   and exercise of stock options                       335            -            -              -             335
Other, net                                              (1)           -            -              -              (1)
Dividends paid                                           -       (2,390)           -          2,390               -
                                                 ---------    ---------    ---------    -----------    ------------
      Net cash (used in) provided by financing
         activities                                 19,080      (43,780)      18,669          2,390          (3,641)
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                   9,196            -       (7,496)             -           1,700
                                                 ---------    ---------    ---------    -----------    ------------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                        7,577          559        5,753              -          13,889
NET CASH FLOW FROM
   DISCONTINUED OPERATIONS                               -            -        5,842              -           5,842
CASH AND CASH EQUIVALENTS:
Beginning of period                                 79,678          511       63,048              -         143,237
                                                 ---------    ---------    ---------    -----------    ------------
End of period                                    $  87,255    $   1,070    $  74,643    $         -    $    162,968
                                                 =========    =========    =========    ===========    ============

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Dura's results of operations were impacted by several global economic factors during the quarter ended June 30, 2004. During the second quarter of 2004 North American vehicle production was up approximately 1.6% and European production was up approximately 4.1% when compared to the prior year period. Approximately 60 percent of Dura's total revenues were generated in North America during the second quarter of 2004 and 2003. Dura's cost of production is higher in Europe as compared to North America; thus, its future profitability could be impacted as volumes change and /or as new business is awarded, should its current cost structure and revenue mix by geographic location remain consistent. Dura is taking numerous actions to improve its cost structure, including the various restructuring activities and plant consolidations undertaken during 2003 and the first half of 2004. Similar actions will continue throughout the remainder of 2004 as Dura works to maximize its facility and asset utilization worldwide. The cost of steel has increased industry wide during the first half of 2004 and this has placed increased pressure on Dura's margins during the second quarter of 2004. If the elevated steel pricing continues and Dura is unable to offset the impact through other cost reductions, it may negatively impact Dura's full year results.

      Given the significance of Dura's operations in Europe, the strengthening of the Euro against the dollar, resulted in a $23.3 million increase to revenue in the second quarter of 2004 as compared to 2003. Should the Euro stabilize at its current levels, or continue to increase in 2004, Dura would anticipate a continued increase of the proportion of its revenues from Europe relative to North America, resulting in a corresponding increase in cost of sales and downward pressure on gross margin for the reasons noted above. The strength of the Euro also has a significant impact on Dura's consolidated debt levels. At June 30, 2004, approximately $129.2 million of Dura's debt is denominated in Euro or other foreign currencies. The weakening of the European currencies from December 31, 2003 to June 30, 2004 decreased Dura's total debt level by approximately $0.3 million, holding all other factors constant.

RESULTS OF OPERATIONS

      The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2003.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

      Revenues - Revenues for the three months ended June 30, 2004 were $658.8 million, an increase of $52.4 million, or 8.6 percent, from $606.4 million for the three months ended June 30, 2003. Factors that favorably impacted revenue during the three months ended June 30, 2004 included the strengthening of the European currencies in relation to the U.S. dollar of $23.3 million, the effect of the Creation Group acquisition of $38.5 million and a strengthening recreation vehicle market of $8.0 million. Partially offsetting these favorable items was weaker program mix and pricing.

      Cost of Sales - Cost of sales for the three months ended June 30, 2004 were $582.1 million, an increase of $53.9 million, or 10.2 percent, from $528.2 million for the three months ended June 30, 2003. Cost of sales as a percentage of revenues for the second quarter of 2004 was 88.4 percent, which is up compared to 87.1 percent in the second quarter of 2003. The increase in cost of sales is due to the strengthening of the European currencies in relation to the U.S. dollar of approximately $18.8 million, the acquisition of the Creation Group and the impact of elevated steel pricing. These increases were partially offset by operational and purchasing cost reductions.

      Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended June 30, 2004 were $39.8 million, an increase of $0.9 million, 2.4 percent, from $38.9 million for the three months ended June 30, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 6.0 percent for 2004 compared to 6.4 percent in the second quarter of 2003. The decrease as a percentage of sales is primarily the result of Dura's continued effort to redeploy or eliminate certain of its selling, general and administrative expenses, partially offset by the impact of foreign exchange. Dura's goal is to reallocate certain of the selling, general and administrative expenses to further support organic growth while maintaining a 6.0 percent expense as a percentage of revenue.

Facility Consolidation and Other Charges -

Facility Consolidation

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

      During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a second quarter 2004 restructuring charge of $1.3 million relating primarily to severance. Dura expects to incur additional restructuring charges related to these actions of approximately $2.6 million for severance costs through December 31, 2004. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a second quarter 2004 restructuring charge of $1.7 million, relating primarily to severance. Dura expects to incur additional restructuring charges related to the exit of the Rockford facilities of approximately $2.0 million, relating primarily to severance through June 30, 2005.

      During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million and $0.4 million in the first and second quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in the second quarter of 2004. Dura expects to incur $0.5 million of additional restructuring charges related to severance costs associated with the exit of the Brookfield facility through December 31, 2004. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $0.1 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second quarter of 2004. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Pikeville facility through December 31, 2004.

      During the fourth quarter of 2003, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $0.5 million in severance related costs. In continuation of these actions, Dura recorded an additional restructuring charge of $0.2 million for facility closure and other costs and adjusted the severance reserve down by $0.1 million in the second quarter of 2004.

Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Melun facility through September 30, 2004.

      During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During the first quarter of 2004, Dura continued such actions and recorded $0.2 million of additional restructuring charges for severance related costs and expensed as incurred $0.1 million of severance costs and $0.2 million of facility closure and other costs. During the second quarter of 2004, Dura expensed as incurred $0.2 million of severance costs. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $1.7 million in severance related costs and $1.3 million in facility closure and other costs. Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of approximately $0.3 million, relating primarily to severance through December 31, 2005.

      In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $2.3 million in facility closure and other costs. In continuation of these actions, Dura expensed as incurred approximately $0.3 million and $0.1 million in the first and second quarter of 2004, respectively, of additional facility closure and other costs, which completed the facility consolidation charges to be incurred related to this action.

Asset Impairments

      During the second quarter of 2004, Dura recorded $6.7 million in asset impairment charges related to building write-downs for the facility consolidation actions taken during 2004 and 2003. These costs are reflected as facility consolidation and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

      Amortization Expense - Amortization expense for the three months ended June 30, 2004, was $0.1 million, which is flat compared to $0.1 million for the three months ended June 30, 2003.

      Interest Expense - Interest expense for the three months ended June 30, 2004 was $21.5 million, an increase of $0.8 million, or 3.9 percent, from $20.7 million for the three months ended June 30, 2003. The increase in interest expense is due to the prospective classification of the Minority Interest - Dividends on Trust Preferred Securities included as a component of interest expense in accordance with Dura's adoption of FIN 46 effective December 31, 2003 and additional interest associated with the 2003 Senior Notes. This increase to interest expense was partially offset by lower average interest rates on LIBOR based borrowings in the second quarter of 2004.

      Income Taxes - The effective income tax rate for the quarter represents the impact of reducing our annual effective tax rate to 29% for the six month period ended June 30, 2004. The decrease in the effective tax rate relates primarily to the mix of income among Dura's North American and European tax jurisdictions and the impact of tax planning strategies slightly offset by not benefiting losses in certain locations and increases in valuation allowances. The overall effective rates differed from statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and the provision of a valuation allowance on certain losses in foreign jurisdictions.

      Minority Interest - Minority interest for the three months ended June 30, 2004 has been classified as a component of interest expense in accordance with the Company's adoption of FIN 46 effective December 31, 2003. Minority interest for the three months ended June 30, 2003 represents dividends, net of income tax benefits, on the 7 1/2 percent Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

      Discontinued Operations - Discontinued operations for the three months ended June 30, 2004 was a gain of $12 thousand, a decrease of $0.7 million, from the $0.7 million for the three months ended June 30, 2003. These amounts relate to adjustments associated with the March 2003 divestiture of Dura's Mechanical Assemblies Europe business.

      The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144. The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the condensed consolidated statements of operations.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

      Revenues - Revenues for the six months ended June 30, 2004 were $1,293.4 million, an increase of $94.2 million, or 7.9%, from $1,199.2 million for the six months ended June 30, 2003. Factors that favorably impacted revenue during the six months ended June 30, 2004 included the strengthening of the European currencies in relation to the U.S. dollar of $65.2 million, the effect of the Creation Group acquisition of $72.4 million and a strengthening recreation vehicle market of $12.8 million. Partially offsetting these favorable items was the impact of weaker program mix and pricing.

      Cost of Sales - Cost of sales for the six months ended June 30, 2004 were $1,140.0 million, an increase of $95.5 million, or 9.1%, from $1,044.5 million for the six months ended June 30, 2003. Cost of sales as a percentage of revenues for the first six months of 2003 increased to 88.1% for 2004 compared to 87.1% in the first six months of 2003. The increase in cost of sales is due to the strengthening of the European currencies in relation to the U.S. dollar of approximately $54.0 million, the acquisition of the Creation Group and the impact of elevated steel pricing. These increases were partially offset by operational and purchasing cost reductions.

      Selling, General, and Administrative - Selling, general, and administrative expenses for the six months ended June 30, 2004 were $78.7 million, an increase of $1.3 million, or 1.7%, from $77.4 million for the six months ended June 30, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 6.1% for 2004 compared to 6.5% in the first six months of 2003. The decrease as a percentage of sales is primarily the result of Dura's continued effort to redeploy or eliminate certain of its selling, general and administrative expenses, partially offset by the impact of foreign exchange. Dura's goal is to reallocate certain of the selling, general and administrative expenses to further support organic growth while obtaining a
6.0 percent expense as a percentage of revenue.

      Facility Consolidation and Other Charges -

Facility Consolidation

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

      During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a second quarter 2004 restructuring charge of $1.3 million relating primarily to severance. Dura expects to incur additional restructuring charges related to these actions of approximately $2.6 million for severance costs through December 31, 2004. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a second quarter 2004 restructuring charge of $1.7 million, relating primarily to severance. Dura expects to incur additional restructuring charges related to the exit of the Rockford facilities of approximately $2.0 million, relating primarily to severance through June 30, 2005.

      During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million and $0.4 million in the first and second quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in the second quarter of 2004. Dura expects to incur $0.5 million of additional restructuring charges related to severance costs associated with the exit of the Brookfield facility through December 31, 2004. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $0.1 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second quarter of 2004. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Pikeville facility through December 31, 2004.

      During the fourth quarter of 2003, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $0.5 million in severance related costs. In continuation of these actions, Dura recorded an additional restructuring charge of $0.2 million for facility closure and other costs and adjusted the severance reserve down by $0.1 million in the second quarter of 2004. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Melun facility through September 30, 2004.

      During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During the first quarter of 2004, Dura continued such actions and recorded $0.2 million of additional restructuring charges for severance related costs and expensed as incurred $0.1 million of severance costs and $0.2 million of facility closure and other costs. During the second quarter of 2004, Dura expensed as incurred $0.2 million of severance costs. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $1.7 million in severance related costs and $1.3 million in facility closure and other costs. Dura expects to incur additional restructuring charges related to the exit of the Fulton facility of approximately $0.3 million, relating primarily to severance through December 31, 2005.

         In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. Costs incurred and charged to the reserve as of June 30, 2004 amounted to $2.3 million in facility closure and other costs. In continuation of these actions, Dura expensed as incurred approximately $0.3 million and $0.1 million in the first and second quarter of 2004, respectively, of additional facility closure and other costs, which completed the facility consolidation charges to be incurred related to this action.

Asset Impairments

     During the second quarter of 2004, Dura recorded $6.7 million in asset impairment charges related to building write-downs for the facility consolidation actions taken during 2004 and 2003. These costs are reflected as facility consolidation and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

      Amortization Expense - Amortization expense for the six months ended June 30, 2004, was $0.2 million, which is basically flat compared to $0.1 million for the six months ended June 30, 2003.

      Interest Expense - Interest expense for the six months ended June 30, 2004 was $42.8 million, an increase of $1.4 million, or 3.4%, from $41.4 million for the six months ended June 30, 2003. The increase in interest expense is due to the prospective classification of the Minority Interest - Dividends on Trust Preferred Securities included as a component of interest expense in accordance with Dura's adoption of FIN 46 effective December 31, 2003 and additional interest associated with the 2003 Senior Notes. This increase to interest expense was partially offset by lower average interest rates on LIBOR based borrowings in the second quarter of 2004.

      Income Taxes - The effective income tax rate was 29.0% for the six months ended June 30, 2004 and 36.0% for the six months ended June 30, 2003. The decrease in the effective tax rate relates primarily to the mix of income among Dura's North American and European tax jurisdictions and the impact of tax planning strategies, slightly offset by not benefiting losses in certain locations and increases in valuation allowances. The overall effective rates differed from statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and the provision of a valuation allowance on certain losses in foreign jurisdictions.

      Minority Interest - Minority interest for the six months ended June 30, 2004 has been classified as a component of interest expense in accordance with the Company's adoption of FIN 46 effective December 31, 2003. Minority interest for the six months ended June 30, 2003 represents dividends, net of income tax benefits, on the 7 1/2 percent Preferred Securities which were issued on March 20, 1998.

      Discontinued Operations - Loss from discontinued operations for the six months ended June 30, 2004 was $0.7 million, an increase of $0.4 million, from the $0.3 million for the six months ended June 30, 2003. These amounts relate to adjustments associated with the March 2003 divestiture of Dura's Mechanical Assemblies Europe business.

      The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144. The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the condensed consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

      During the first six months of 2004, Dura generated cash from operations of $9.1 million, compared to generating cash from operations of $35.7 million in 2003. Cash generated from operations before changes in working capital items was $56.6 million for the first six months of 2004 compared to $57.8 million for 2003. Working capital used cash of $47.4 million in the first six months of 2004 compared to $22.3 million in 2003. This increase in cash used from working capital is primarily the result of increased investment in customer reimbursable tooling in 2004 as compared to the prior year and the strengthening of the European currencies in relation to the U.S. dollar.

      Net cash used in investing activities was $42.6 million for the first six months of 2004 compared to $19.9 million used in 2003. In the first six months of 2004, $13.3 million was used for acquisitions, $12.6 million was used for the final purchase option for the Reiche acquisition and $0.7 million was used for a purchase price adjustment for the Creation Group acquisition. Net capital expenditures totaled $29.3 million for the first six months of 2004. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs.

      Net cash used in financing activities totaled $15.7 million for the first six months of 2004 compared to $3.6 million in 2003, principally for the repayment of outstanding indebtedness.

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

      In November 2003, Dura completed the offering of $50.0 million 8 5/8 percent senior unsecured notes ("2003 Senior Notes"), due April 2012. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. Net proceeds from this offering of approximately $48.5 million were used to replenish cash balances used to fund the acquisition of the Creation Group. In conjunction with this transaction, Dura amended and restated its revolving credit facility. The new revolving credit facility ("New Credit Agreement") provides for $175.0 million of revolving credit, available until October 2008. At June 30, 2004, under its most restrictive debt covenant, Dura had availability of $125.7 million including cash and revolver. The existing tranche C term loan remained outstanding. In connection with the termination of Dura's existing Credit Agreement, Dura wrote-off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003. The write-off of debt issuance costs was classified as a component of income from continuing operations in accordance with the provisions of SFAS No. 145.

      Included in interest expense, net, in the consolidated statements of operations is approximately $0.7 million and $1.0 million of interest income earned on Dura's cash balances in the quarters ended June 30,

2004 and 2003 respectively and $1.2 million and $1.6 million for the six months ended June 30, 2004 and 2003, respectively.

      As of June 30, 2004, rates on borrowings under the New Credit Agreement are based on LIBOR and were 3.84 percent. The New Credit Agreement contains various restrictive covenants which include the limit of indebtedness, investments and dividends. The New Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of June 30, 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Dura.

      The New Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $50.0 million. As of June 30, 2004 and 2003, Dura had no borrowings outstanding under the revolver.

      Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At June 30, 2004, Dura had nothing outstanding under its overdraft facilities. At June 30, 2004, Dura had overdraft facilities available from banks up to an amount equal to $49.2 million.

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

FOREIGN CURRENCY TRANSACTIONS

      A significant portion of Dura's revenues during the three and six months ended June 30, 2004 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

      A significant portion of Dura's assets at June 30, 2004 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

      Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currencies and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

      During May 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), to employers that sponsor postretirement health care plans where the prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The FSP also requires certain disclosures related to the impact of the Act. This FSP is effective for the first interim or annual period beginning after June 15, 2004. Dura will adopt this FSP on July 1, 2004. The adoption of this FSP is not anticipated to have a material impact on Dura's consolidated balance sheet or results of operations.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At June 30, 2004, Dura had outstanding interest rate swap contracts that effectively converted $400.0 million of its Senior Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, Dura receives payments at fixed rates, while it makes payments at variable rates (8.6 percent to approximately 4.9 percent at June 30, 2004). The net interest paid or received is included in interest expense. Dura designated these swap contracts as fair value hedges at their inception. At June 30, 2004, the fair value of the interest rate swap contracts was a net gain position for Dura of approximately $9.7 million, representing the estimated benefit that would accrue to Dura to terminate the agreements, and is included in current and noncurrent assets with a corresponding increase to debt in the accompanying consolidated June 30, 2004 balance sheet.

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

Item 4.  Submission of Matters to a Vote of Security Holders:

         The Annual Meeting of Stockholders of Dura Automotive Systems, Inc. was held on May 19, 2004. At the meeting, the following matters were submitted to a vote of the stockholders of Dura:

         1. The election of nine directors to serve for one year beginning at the 2004 annual stockholders' meeting and expiring at the 2005 annual stockholders' meeting. Each of the nominees Scott D. Rued, Lawrence A. Denton, Charles M. Brennan, III, Yousif B. Ghafari, Jack K. Edwards, James O. Futterknecht, Jr., Ralph R. Whitney, Jr.,
             J. Richard Jones, and S.A. Johnson were elected. Each of the individuals nominated to serve as a director received at least 13,052,568 votes representing 80.4% of the shares eligible to vote.

         2. The ratification of the appointment of Deloitte & Touche LLP as the Company's independent public accountants. We received 16,037,734 votes representing 94.2% in favor of the ratification of the appointment of Deloitte & Touche LLP to serve as the Company's independent public accountants for 2004.

         3. The adoption of an amendment to Dura's 1998 Stock Incentive Plan. This amendment would expand the types of awards under the Stock Plan to include grant of performance awards in addition to stock options and stock purchase rights previously allowed. The amendment to the 1998 Stock Incentive Plan was approved by 10,443,152 votes, or 61.4% of those eligible to vote.

Item 6.  Exhibits and Reports on Form 8-K:

         (a)  Exhibits

             10.1 1998 Stock Incentive Plan, as amended

             10.2 Form of Change of Control Agreement

             10.3 Deferred Compensation Plan Change of Control Agreement

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

                                    DURA AUTOMOTIVE SYSTEMS, INC.

Date: August 6, 2004                By /s/ David R. Bovee
                                       ------------------
                                        David R. Bovee
                                        Vice President, Chief Financial Officer
                                        (principal accounting and financial
                                        officer)

                                  EXHIBIT INDEX

Exhibit 10.1   1998 Stock Incentive Plan, as amended

Exhibit 10.2   Form of Change of Control Agreement

Exhibit 10.3   Deferred Compensation Plan Change of Control Agreement

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