Form 10-Q
period 2004-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2004-11-08
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

              Yes [X]                       No [ ]

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at November 1, 2004 was 18,630,280 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I        FINANCIAL INFORMATION

         Item 1.    Financial Statements:

                    Condensed Consolidated Statements of Operations for the
                    Three Months Ended September 30, 2004 and 2003 (unaudited)

                    Condensed Consolidated Statements of Operations for the Nine
                    Months Ended September 30, 2004 and 2003 (unaudited)

                    Condensed Consolidated Balance Sheets at September 30, 2004
                    (unaudited) and December 31, 2003

                    Condensed Consolidated Statements of Cash Flows for the Nine
                    Months Ended September 30, 2004 and 2003 (unaudited)

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

SIGNATURES

CERTIFICATIONS

ITEM 1: FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                    Three Months Ended September 30,
                                                                          2004           2003
                                                                        ----------    ----------
Revenues                                                                $ 616,363     $ 554,398
Cost of sales                                                             552,459       493,300
                                                                        ---------     ---------
    Gross profit                                                           63,904        61,098

Selling, general and administrative expenses                               38,606        37,370
Facility consolidation and other charges                                    5,061        (4,040)
Amortization expense                                                          103            71
                                                                        ---------     ---------
    Operating income                                                       20,134        27,697

Interest expense, net                                                      23,907        20,253
                                                                        ---------     ---------
    Income/(loss) from continuing operations before provision for
      income taxes and minority interest                                   (3,773)        7,444

Provision/(benefit) for income taxes                                       (1,094)        1,871
Minority interest - dividends on trust preferred securities, net                -           725
                                                                        ---------     ---------
    Income/(loss) from continuing operations                               (2,679)        4,848

Gain/(loss) from discontinued operations, net                                 (18)          348
                                                                        ---------     ---------
    Net income/(loss)                                                   $  (2,697)    $   5,196
                                                                        =========     =========

Basic earnings/(loss) per share:
  Income/(loss) from continuing operations                              $   (0.15)    $    0.26
  Discontinued operations                                                       -          0.02
                                                                        ---------     ---------
    Net income/(loss)                                                   $   (0.15)    $    0.28
                                                                        =========     =========
Basic shares outstanding                                                   18,578        18,335
                                                                        =========     =========

Diluted earnings/(loss) per share:
  Income/(loss) from continuing operations                              $   (0.15)    $    0.26
  Discontinued operations                                                       -          0.02
                                                                        ---------     ---------
    Net income/(loss)                                                   $   (0.15)    $    0.28
                                                                        =========     =========
Diluted shares outstanding                                                 18,578        18,711
                                                                        =========     =========

   The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                   Nine Months Ended September 30,
                                                                         2004           2003
                                                                     ------------   ------------
Revenues                                                             $ 1,909,742    $ 1,753,633
Cost of sales                                                          1,692,490      1,537,848
                                                                     -----------    -----------
    Gross profit                                                         217,252        215,785

Selling, general and administrative expenses                             117,333        114,805
Facility consolidation and other charges                                  18,087         (2,016)
Amortization expense                                                         334            212
                                                                     -----------    -----------
    Operating income                                                      81,498        102,784

Interest expense, net                                                     66,695         61,627
                                                                     -----------    -----------
    Income from continuing operations before provision for
      income taxes and minority interest                                  14,803         41,157

Provision for income taxes                                                 4,293         13,994
Minority interest - dividends on trust preferred securities, net               -          2,051
                                                                     -----------    -----------
    Income from continuing operations                                     10,510         25,112

Gain/(loss) from discontinued operations, net                               (699)            81
                                                                     -----------    -----------
    Net income                                                       $     9,811    $    25,193
                                                                     ===========    ===========

Basic earnings per share:
  Income from continuing operations                                  $      0.57    $      1.38
  Discontinued operations                                                  (0.04)             -
                                                                     -----------    -----------
    Net income                                                       $      0.53    $      1.38
                                                                     ===========    ===========
Basic shares outstanding                                                  18,468         18,295
                                                                     ===========    ===========

Diluted earnings per share:
  Income from continuing operations                                  $      0.56    $      1.36
  Discontinued operations                                                  (0.04)             -
                                                                     -----------    -----------
    Net income                                                       $      0.52    $      1.36
                                                                     ===========    ===========
Diluted shares outstanding                                                18,881         18,494
                                                                     ===========    ===========

   The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                September 30,  December 31,
                                                                    2004           2003
                                                                -------------  ------------
                                                                 (unaudited)
                                  Assets

Current assets:
  Cash and cash equivalents                                     $    174,935   $   181,268
  Accounts receivable, net                                           333,093       274,345
  Inventories                                                        138,694       127,957
  Current portion of derivative instruments                           10,987         6,629
  Other current assets                                                81,968        95,045
                                                                ------------   -----------
    Total current assets                                             739,677       685,244
                                                                ------------   -----------

Property, plant and equipment, net                                   460,261       488,363
Goodwill, net                                                        866,725       859,022
Noncurrent portion of derivative instruments                          13,154        12,844
Deferred income taxes and other assets, net                           69,521        69,959
                                                                ------------   -----------
                                                                $  2,149,338   $ 2,115,432
                                                                ============   ===========

                  Liabilities and Stockholders' Investment

Current liabilities:
  Accounts payable                                              $    250,458   $   243,995
  Accrued liabilities                                                215,026       187,501
  Current maturities of long-term debt                                 2,813         5,738
                                                                ------------   -----------
    Total current liabilities                                        468,297       437,234
                                                                ------------   -----------

Long-term debt, net of current maturities                          1,153,148     1,157,099
Mandatorily redeemable convertible trust preferred securities         55,250        55,250
Other noncurrent liabilities                                         120,205       135,262

Stockholders' investment:
  Common stock - Class A                                                 186           168
  Common stock - Class B                                                   -            16
  Additional paid-in capital                                         351,167       349,220
  Treasury stock at cost                                              (2,513)       (2,452)
  Accumulated deficit                                                (95,254)     (105,065)
  Accumulated other comprehensive income                              98,852        88,700
                                                                ------------   -----------
    Total stockholders' investment                                   352,438       330,587
                                                                ------------   -----------
                                                                $  2,149,338   $ 2,115,432
                                                                ============   ===========

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                Nine Months Ended September 30,
                                                                      2004          2003
                                                                   ----------   ------------
OPERATING ACTIVITIES:
  Income from continuing operations                                $  10,510    $    25,112
  Adjustments to reconcile income from continuing
    operations to net cash provided by operating activities -
    Depreciation and amortization                                     64,758         56,167
    Deferred income taxes                                                 (6)           315
    Changes in other operating items                                 (14,353)       (42,476)
                                                                   ---------      ---------

    Net cash provided by operating activities                         60,909         39,118
                                                                   ---------      ---------
INVESTING ACTIVITIES:
  Acquisitions, net                                                  (13,327)       (57,684)
  Capital expenditures, net                                          (43,963)       (46,217)
                                                                   ---------      ---------

    Net cash used in investing activities                            (57,290)      (103,901)
                                                                   ---------      ---------

FINANCING ACTIVITIES:
  Long-term borrowings                                                   568         16,400
  Repayments of long-term borrowings                                 (18,539)       (20,873)
  Proceeds from issuance of common stock and
    exercise of stock options                                          1,948          1,004
  Other, net                                                            (613)          (478)
                                                                   ---------      ---------

    Net cash used in financing activities                            (16,636)        (3,947)
                                                                   ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
  AND CASH EQUIVALENTS                                                 7,382         (3,342)
                                                                   ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM
  CONTINUING OPERATIONS                                               (5,634)       (72,072)

NET CASH FLOW FROM DISCONTINUED OPERATIONS                              (699)         6,190

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                181,268        143,237
                                                                   ---------      ---------

  End of period                                                    $ 174,935      $  77,355
                                                                   =========      =========

SUPPLEMENTAL DISCLOSURE:
  Cash paid for interest                                           $  45,069      $  42,677
  Cash paid for income taxes                                       $   8,165      $   9,993

   The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      Dura Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries ("Dura") designs and manufactures components and systems for the global automotive and recreation vehicle industries. Dura has 62 manufacturing and product development facilities located in the United States, Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom. Dura also has a presence in Japan and India through alliances or technical licenses.

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

      Revenues and operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

2.    INVENTORIES

      Inventories consisted of the following (in thousands):

                  September 30,   December 31,
                      2004          2003
                  -------------   ------------
Raw materials       $ 69,897        $ 64,416
Work-in-process       30,125          31,011
Finished goods        38,672          32,530
                    --------        --------
                    $138,694        $127,957
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

                                                         Three months          Nine months
                                                     ended September 30,   ended September 30,
                                                    --------------------   -------------------
                                                       2004       2003       2004       2003
                                                    ---------   --------   --------   --------
Net income/(loss)                                   $ (2,697)   $  5,196   $  9,811   $ 25,193
Interest expense on mandatorily redeemable
   convertible preferred securities, net of tax            -           -          -          -
                                                    --------    --------   --------   --------
Net income/(loss) applicable to common
   stockholders - diluted                           $ (2,697)   $  5,196   $  9,811   $ 25,193
                                                    ========    ========   ========   ========

Weighted average number of Class A
   common shares outstanding                          18,578      16,603     17,808     16,543
Weighted average number of Class B
   common shares outstanding                               -       1,732        660      1,752
                                                    --------    --------   --------   --------
                                                      18,578      18,335     18,468     18,295
Dilutive effect of outstanding stock options
   after application of the treasury stock method          -         376        413        199
Dilutive effect of mandatorily redeemable
   convertible preferred securities, assuming
   conversion                                              -           -          -          -
                                                    --------    --------   --------   --------
Diluted shares outstanding                            18,578      18,711     18,881     18,494
                                                    ========    ========   ========   ========

Basic earnings/(loss) per share                     $  (0.15)   $   0.28   $   0.53   $   1.38
                                                    ========    ========   ========   ========

Diluted earnings/(loss) per share                   $  (0.15)   $   0.28   $   0.52   $   1.36
                                                    ========    ========   ========   ========

      Potential common shares of approximately 1,289,000 and interest expense for the three months ended September 30, 2004 of $0.7 million and for the nine months ended September 30, 2004 of $2.2 million, relating to Dura's outstanding 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") were excluded from the computation of diluted earnings/(loss) per share, as inclusion of these shares and the related interest expense would have been anti-dilutive. In addition, potential common shares of 139,000 related to Dura's outstanding stock options were excluded from the computation of diluted earnings/(loss) per share for the three months ended September 30, 2004, as inclusion of these shares would have been anti-dilutive.

Stock-Based Compensation Plans

      Dura has elected to continue accounting for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized during the three and nine months ended September 30, 2004 and 2003, as the exercise prices of all options are equal to the market value of Dura's stock on the grant date. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation", Dura's pro forma net income/(loss) and pro forma earnings/(loss) per share would have been as follows (in thousands, except per share amounts):

                                      Three months ended        Nine months ended
                                          September 30,            September 30,
                                    ----------------------   ----------------------
                                       2004         2003        2004        2003
                                    ----------   ---------   ---------   ----------
Net income/(loss)
 As Reported - Basic                $  (2,697)   $   5,196   $   9,811   $   25,193
 Pro Forma                          $  (3,765)   $   4,237   $   6,950   $   22,397
 As Reported - Diluted              $  (2,697)   $   5,196   $   9,811   $   25,193
 Pro Forma                          $  (3,765)   $   4,237   $   6,950   $   22,397
Basic earnings/(loss) per share
 As Reported                        $   (0.15)   $    0.28   $    0.53   $     1.38
 Pro Forma                          $   (0.20)   $    0.23   $    0.38   $     1.22
Diluted earnings/(loss) per share
 As Reported                        $   (0.15)   $    0.28   $    0.52   $     1.36
 Pro Forma                          $   (0.20)   $    0.23   $    0.37   $     1.21

      The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2004 and 2003. There were no options granted during the quarters ended September 30, 2004 and 2003, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rate of 3.7 percent and 2.5 percent, expected life of four years and an average expected volatility of 74 and 82 percent for the nine months ended September 30, 2004 and 2003, respectively.

4.    ACQUISITIONS

      On June 19, 2003, Dura reached an agreement with Heywood Williams Group PLC ("Heywood Williams") (United Kingdom) to acquire its Creation Group, a premier designer and manufacturer of windows, doors and specialty products for the North American recreation vehicle, motor vehicle accessories and manufactured housing markets. The Creation Group, headquartered in Elkhart, Indiana, had 2002 revenues of $145 million, and has approximately 1,100 employees at 10 facilities in Indiana, Ohio and Pennsylvania. Financial terms of the deal included a purchase price of $57 million, subject to a working capital adjustment and an earnout provision of an additional $3 million if the acquired entity achieved certain financial targets. The targets under the earnout provision were not achieved. Dura used cash on hand to finance the transaction, which closed on July 23, 2003. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. Changes to the preliminary estimates within one year of the purchase date were reflected as an adjustment to goodwill. In March 2004, Dura paid Heywood Williams $0.7 million relating to a working capital adjustment to the original purchase price. The purchase price adjustment was recorded as an increase to goodwill as of March 31, 2004. The final allocation of purchase price was not materially different from preliminary allocations. The operating results of the Creation Group have been included in the consolidated financial statements of Dura since the date of acquisition. The pro forma effects of this transaction are not material to Dura's results of operations.

      In the first six months of 2004, Dura made a $12.6 million final payment relating to its acquisition of Reiche GmbH & Co. KG Automotive Components ("Reiche") in 2000. Reiche, located in Germany, manufactures steering columns and steering column components for European and North American OEMs.

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

      At September 30, 2004, Dura had remaining reserves related to the divestiture of the European Mechanical Assemblies business of $18.2 million, including estimated severance, facility consolidation and other contractual commitments. The contractual commitments related to the facilities retained by Dura, principally lease costs, are anticipated to be completed in 2021.

      Summary operating results of the discontinued operations for the three and nine months ended September 30, 2003 are as follows (in thousands):

                                                   Three months          Nine months
                                               ended September 30,   ended September 30,
                                                       2003                  2003
                                                    ----------            ---------
Revenues                                            $        -            $ 14,992
Cost of sales                                                -              16,053
                                                    ----------            --------
  Gross loss                                                 -              (1,061)
Selling, general and administrative expenses                 -                 787
                                                    ----------            --------
  Operating loss                                             -              (1,848)
Interest expense, net                                        -                  29
                                                    ----------            --------
  Net loss from discontinued operations             $        -            $ (1,877)
                                                    ==========            ========

      During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposition, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million for the quarter ended March 31, 2003. An additional net positive adjustment of $0.7 million was recorded during the second quarter of 2003 from a more favorable settlement of retained liabilities than anticipated, resulting in a net loss from discontinued operations of approximately $0.3 million in the six months ended June 30, 2003. During the quarter ended March 31, 2004, net negative adjustments totaling $0.7 million were recorded resulting from less favorable settlement of retained liabilities than anticipated. There was no additional significant activity during the second and third quarters ended June 30 and September 30, 2004, respectively.

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

      During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a restructuring charge of $1.3 million and $2.5 million in the second and third quarters of 2004, respectively, relating primarily to severance, which completed the facility consolidation charges to be incurred related to this action. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.6 million in severance related costs. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a restructuring charge of $1.7 million and $1.2 million in the second and third quarters of 2004, relating primarily to severance. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.4 million in severance related costs. Dura also expensed as incurred approximately $0.3 million of facility closure and other costs in the third quarter of 2004, of which $0.2 million is related to equipment write-downs. Dura expects to incur additional restructuring charges related to the exit of the Rockford facilities of approximately $0.7 million relating to severance and $0.3 million relating to facility closure and other costs through September 30, 2005.

      During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million, $0.4 million and $0.2 million in the first, second, and third quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in each of the second and third quarters of 2004. Dura expects to incur $0.3 million of additional restructuring charges associated with the exit of the Brookfield facility through December 31, 2004. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.7 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second and third quarters of 2004, combined. Included in this charge is an additional $0.2 million related to fixed asset write-downs and a $0.2 million adjustment to reduce the facility consolidation charge in the third quarter. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Pikeville facility through December 31, 2004.

      During the fourth quarter of 2003, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.5 million in severance related costs. In continuation of these actions, Dura recorded an additional restructuring charge of $0.2 million for facility closure and other costs and adjusted the severance reserve down by $0.1 million in the second quarter of 2004. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Melun facility through December 31, 2004.

      During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During 2004, Dura continued such actions and recorded $0.2 million and $0.4 million in the first and third quarters, respectively, of additional restructuring charges for severance related costs. Dura also expensed as incurred $0.1 million and $0.2 million in the first and second quarters of 2004, respectively, related to severance costs and $0.2 million of facility closure and other costs in the first quarter of 2004. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $1.8 million in severance related costs and $1.3 million in facility closure and other costs. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Fulton facility through December 31, 2004.

      In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $2.3 million in facility closure and other costs. In continuation of these actions, Dura expensed as incurred approximately $0.3 million and

$0.1 million in the first and second quarters of 2004, respectively, of additional facility closure and other costs, which completed the facility consolidation charges to be incurred related to this action.

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

7.    ACQUISITION INTEGRATIONS

      Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of September 30, 2004, purchase liabilities recorded in conjunction with the acquisitions included approximately $9.7 million for costs associated with the shutdown and consolidation of certain acquired facilities and $2.5 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $0.5 million related to the consolidation of certain acquired facilities and $0.1 million related to severance during the quarter ended September 30, 2004. The employee terminations and facility consolidations were completed by December 31, 2002 except for certain contractual obligations, consisting principally of facility lease payments that will continue through 2005.

8.    LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands):

                                           September 30,   December 31,
                                              2004             2003
                                           -------------   ------------
Credit Agreement:

  Tranche C term loan                      $    146,625    $   147,750
Senior notes                                    400,000        400,000
Subordinated notes                              577,915        578,505
Mandatorily redeemable convertible trust         55,250         55,250
preferred securities
Senior notes - derivative
  instrument adjustment                          24,141         19,473
Other                                             7,280         17,109
                                           ------------    -----------
                                              1,211,211      1,218,087
Less - Current maturities                        (2,813)        (5,738)
                                           ------------    -----------
Total long-term debt                       $  1,208,398    $ 1,212,349
                                           ============    ===========

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

      In November 2003, Dura completed the offering of $50.0 million 8 5/8 percent senior unsecured notes ("2003 Senior Notes"), due April 2012. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. Net proceeds from this offering of approximately $48.5 million were used to replenish cash balances used to fund the acquisition of the Creation Group. In conjunction with this transaction, Dura amended and restated its revolving credit facility. The new revolving credit facility ("New Credit Agreement") provides for $175.0 million of revolving credit, available until October 2008. At September 30, 2004, under its most restrictive debt covenant, Dura had availability of $138.4 million including cash and revolver. The existing tranche C term loan remained outstanding. In connection with the termination of Dura's existing Credit Agreement, Dura wrote-off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003. The write-off of debt issuance costs was classified as a component of income from continuing operations in accordance with the provisions of SFAS No. 145.

      Included in interest expense, net, in the consolidated statements of operations is approximately $0.9 million and $0.5 million of interest income earned on Dura's cash balances in the quarters ended September 30, 2004 and 2003, respectively and $2.1 million and $2.0 million for the nine months ended September 30, 2004 and 2003, respectively.

      As of September 30, 2004, rates on borrowings under the New Credit Agreement are based on LIBOR and were 4.34 percent. The New Credit Agreement contains various restrictive covenants which include the limit of indebtedness, investments and dividends. The New Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of September 30, 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Dura.

      The New Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $50.9 million. As of September 30, 2004 and 2003, Dura had no borrowings outstanding under the revolver.

      Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At September 30, 2004, Dura had no borrowings outstanding under its overdraft facilities. At September 30, 2004, Dura had overdraft facilities available from banks up to an amount equal to $54.1 million.

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

10.   BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. Other intangible assets at September 30, 2004 are approximately $9.0 million, primarily consisting of non-amortizable trademarks and amortizable license agreements.

      During the second quarter of 2004, Dura adjusted goodwill for a purchase price adjustment related to the Creation Group acquisition. The adjustment increased goodwill by $0.7 million (see Note 4). In addition, Dura increased goodwill during the second quarter of 2004 by $1.9 million for the final payment for the Reiche acquisition, primarily related to earnout provisions of the agreement. There have been no other changes in the carrying value of goodwill during 2004, other than fluctuations due to changes in foreign currency exchange rates.

      During the second quarter of 2004, Dura performed its annual impairment assessment related to goodwill and other intangible assets. Dura completed step one of the goodwill impairment test using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its four reporting units (Control Systems, Body & Glass, Mobile Products and Other Operating Companies). Upon completion of the required assessments under step one of SFAS No. 142, it was determined that no impairment of goodwill or other intangible assets had occurred.

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

      Dura uses forward exchange contracts to hedge its foreign currency exposure related to the interest payments under its outstanding Euro 100.0 million denominated Subordinated Notes. Dura designated these contracts at their inception as a cash flow hedge. At September 30, 2004, Dura had an outstanding contract to purchase Euro 4.5 million (approximately $5.3 million), representing the interest payments due during 2004. The estimated fair value of these foreign exchange contracts based upon market quotes was approximately $5.6 million. The net unrealized gain of $0.3 million is included in accumulated other comprehensive income in the accompanying September 30, 2004 condensed consolidated balance sheet.

      In April 2002, in connection with the 2002 Senior Notes offering, Dura entered into fixed to floating interest rate swaps (notional amount of $325.0 million) with various financial institutions. At their inception Dura designated these contracts as fair value hedges. In November 2003, in connection with the 2003 Senior Notes offering, Dura also entered into fixed to floating interest rate swaps (notional amount of $75.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. At September 30, 2004, Dura's swap contracts outstanding had a fair value based upon market quotes of approximately $24.1 million and this amount is included in the condensed consolidated balance sheet as of September 30, 2004.

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

                                   Three months ended      Nine months ended
                                      September 30,           September 30,
                                 ---------------------   --------------------
                                   2004         2003       2004       2003
                                 ---------   ---------   --------   ---------
Net income/(loss)                $ (2,697)   $  5,196    $  9,811   $ 25,193
Other comprehensive income:
   Foreign currency
      translation adjustment       18,127       6,332       9,863     48,546
   Minimum pension liability          (46)        (10)         25       (134)
   Derivative instruments             117          67         264        760
                                 --------    --------    --------   --------
Comprehensive income             $ 15,501    $ 11,585    $ 19,963   $ 74,365
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

Balance at December 31, 2003          $ 23,170
  Reductions for payments made          (3,341)
  Additional reserves recorded           1,293
  Changes in pre-existing reserves        (234)
                                      --------
Balance at September 30, 2004         $ 20,888
                                      ========

14.   NEW ACCOUNTING PRONOUNCEMENTS

      During May 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), to employers that sponsor postretirement health care plans where the prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The FSP also requires certain disclosures related to the impact of the Act. Dura adopted this FSP on July 1, 2004. The adoption of this FSP did not have a material impact on Dura's consolidated balance sheet or results of operations.

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

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura was required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FSP FIN 46-6, "Effective Date of FIN 46, Consolidation of Variable Interest Entities." FSP FIN 46-6 extended the required effective date of FIN 46 for variable interest entities created or acquired prior to February 1, 2003. Dura was required to apply FIN 46 to such entities effective December 31, 2003. The application of FIN 46 resulted in a reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority Interest - Dividends on Trust Preferred Securities, Net is classified in the statement of operations as a component of interest expense on a gross basis, for periods subsequent to December 31, 2003.

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

      The components of net periodic benefit costs are as follows (in thousands):

                                                                            Postretirement Benefits
                                             Pension Benefits                 Other than Pensions
                                     Three Months Ended September 30,   Three Months Ended September 30,
                                     --------------------------------   --------------------------------
                                            2004           2003               2004            2003
                                       -------------   ------------        -----------    -----------
Service cost                           $        293    $       581         $       153    $       113
Interest cost                                 1,451          1,407                 449            396
Expected return on plan assets               (1,430)        (1,281)                  -              -
Amendments/curtailments                         105             11                   -              -
Amortization of prior service cost               86             60                   -              -
Recognized actuarial loss                       224            171                  78              -
                                       ------------    -----------         -----------    -----------
Net periodic benefit cost              $        729    $       949         $       680    $       509
                                       ============    ===========         ===========    ===========

      Dura previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $5.8 million to its pension plans and $2.0 million to its post-retirement medical benefit plans in 2004. As of September 30, 2004, $5.2 million and $2.1 million of contributions have been made to the pension and postretirement benefit plans, respectively. Dura anticipates contributing an additional $1.2 million to its pension plans and $0.7 million to its post-retirement medical benefit plans in 2004 for total estimated contributions during 2004 of $9.2 million.

16.   RELATED PARTY TRANSACTIONS

      In March 2003, Dura entered into a two-year agreement with its former Chief Executive Officer. Under the terms of the agreement, this individual will receive an annual consulting fee of $525,000 for two years, stock options for 270,000 shares of Class A Common Stock, and his existing vested options exercise periods were extended to the remaining life of those options. As of September 30, 2004, all 270,000 of the additional options have been granted.

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

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.

         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF SEPTEMBER 30, 2004

                       (AMOUNTS IN THOUSANDS - UNAUDITED)


                                              DURA                         NON-
                                            OPERATING     GUARANTOR     GUARANTOR
                                              CORP.       COMPANIES     COMPANIES    ELIMINATIONS   CONSOLIDATED
                                           -----------   -----------   -----------   ------------   ------------
                     Assets

Current assets:
  Cash and cash equivalents                $    25,281   $     2,146   $   147,508   $         -    $    174,935
  Accounts receivable, net                      26,959       102,621       203,513             -         333,093
  Inventories                                   10,615        55,938        72,141             -         138,694
  Current portion of derivative
     instruments                                10,987             -             -             -          10,987
  Other current assets                           6,404        20,791        54,773             -          81,968
  Due from affiliates                          176,373        39,236        12,768      (228,377)              -
                                           -----------   -----------   -----------   -----------    ------------
    Total current assets                       256,619       220,732       490,703      (228,377)        739,677
                                           -----------   -----------   -----------   -----------    ------------
Property, plant and equipment, net              50,589       116,764       292,908             -         460,261
Investment in subsidiaries                     731,275        17,748        74,571      (823,594)              -
Notes receivable from affiliates               348,792       138,685        49,345      (536,822)              -
Goodwill, net                                  380,652       128,810       357,263             -         866,725
Noncurrent portion of derivative
   instruments                                  13,154             -             -             -          13,154
Other assets, net                               48,979        15,813         4,729             -          69,521
                                           -----------   -----------   -----------   -----------    ------------
    Total Assets                           $ 1,830,060   $   638,552   $ 1,269,519   $(1,588,793)   $  2,149,338
                                           ===========   ===========   ===========   ===========    ============

       Liabilities and Stockholders'
                Investment

Current liabilities:
  Accounts payable                         $    36,847   $    80,673   $   132,938   $         -    $    250,458
  Accrued liabilities                           59,394        37,710       117,922             -         215,026
  Current maturities of long-term debt           1,500            12         1,301             -           2,813
  Due to affiliates                             46,485       153,540        28,352      (228,377)              -
                                           -----------   -----------   -----------   -----------    ------------
    Total current liabilities                  144,226       271,935       280,513      (228,377)        468,297
                                           -----------   -----------   -----------   -----------    ------------
Long-term debt, net of current
  maturities                                   145,125             -         5,968             -         151,093
Senior notes                                   400,000             -             -             -         400,000
Subordinated notes                             577,914             -             -             -         577,914
Mandatorily redeemable convertible
  trust preferred securities                    55,250             -             -             -          55,250
Senior notes - derivative instrument
  adjustment                                    24,141             -             -             -          24,141
Other noncurrent liabilities                    50,923        19,621        49,661             -         120,205
Notes payable to affiliates                    191,645        75,756       269,421      (536,822)              -
                                           -----------   -----------   -----------   -----------    ------------
    Total liabilities                        1,589,224       367,312       605,563      (765,199)      1,796,900
                                           -----------   -----------   -----------   -----------    ------------
Stockholders' investment                       240,836       271,239       663,957      (823,594)        352,438
                                           -----------   -----------   -----------   -----------    ------------
    Total Liabilities and
      Stockholders' Investment             $ 1,830,060   $   638,551   $ 1,269,520   $(1,588,793)   $  2,149,338
                                           ===========   ===========   ===========   ===========    ============

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2004

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                      NON-
                                                 OPERATING    GUARANTOR    GUARANTOR
                                                   CORP.      COMPANIES    COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                 ----------   ----------   ----------   ------------   ------------
Revenues                                         $  81,504    $ 243,649    $ 303,473    $   (12,262)   $   616,363
Cost of sales                                       78,460      214,448      271,814        (12,262)       552,459
                                                 ---------    ---------    ---------    -----------    -----------
  Gross profit                                       3,044       29,201       31,659              -         63,904

Selling, general and administrative expenses        14,916        8,096       15,595              -         38,606
Facility consolidation and other charges                44        2,560        2,456              -          5,061
Amortization expense                                    48           45           10              -            103
                                                 ---------    ---------    ---------    -----------    -----------
  Operating income                                 (11,964)      18,500       13,598              -         20,134

Interest expense, net                               18,467        2,928        2,512              -         23,907
                                                 ---------    ---------    ---------    -----------    -----------
  Income (loss) from continuing operations
    before provision for income taxes and
    minority interest                              (30,431)      15,572       11,086              -         (3,773)

Provision (benefit) for income taxes                (3,967)       1,626        1,247              -         (1,094)
Equity in (earnings) losses of affiliates, net     (22,554)           -        1,561         20,993              -
Dividends (to) from affiliates                      (1,213)        (561)        (562)         2,336              -
                                                 ---------    ---------    ---------    -----------    -----------
  Income/(loss) from continuing operations          (2,697)      14,507        8,840        (23,329)        (2,679)

Loss from discontinued operations                        -            -          (18)             -            (18)
                                                 ---------    ---------    ---------    -----------    -----------
  Net income (loss)                              $  (2,697)   $  14,507    $   8,822    $   (23,329)   $    (2,697)
                                                 =========    =========    =========    ===========    ===========

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                   DURA                    NON-
                                                 OPERATING   GUARANTOR   GUARANTOR
                                                   CORP.     COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                 ---------   ---------   ---------   ------------  ------------
Revenues                                         $ 252,157   $ 752,285   $ 944,690     $(39,390)    $1,909,742
Cost of sales                                      235,168     650,851     845,861      (39,390)     1,692,490
                                                 ---------   ---------   ---------     --------     ----------
   Gross profit                                     16,989     101,434      98,829            -        217,252

Selling, general and administrative
 expenses                                           46,704      23,679      46,950            -        117,333
Facility consolidation and other charges                83      13,734       4,270            -         18,087
Amortization expense                                   167         136          31            -            334
                                                 ---------   ---------   ---------     --------     ----------
   Operating income                                (29,965)     63,885      47,578            -         81,498
Interest expense, net                               53,579       5,279       7,837            -         66,695
                                                 ---------   ---------   ---------     --------     ----------
   Income (loss) from continuing operations
   before provision for income taxes and
   minority interest                               (83,544)     58,606      39,741            -         14,803
Provision (benefit) for income taxes               (15,647)     11,819       8,121            -          4,293
Equity in (earnings) losses of affiliates, net     (73,973)          -         248       73,725              -
Dividends (to) from affiliates                      (3,735)          -           -        3,735              -
                                                 ---------   ---------   ---------     --------     ----------
   Income/(loss) from continuing operations          9,811      46,787      31,372      (77,460)        10,510
Loss from discontinued operations                        -           -        (699)           -           (699)
                                                 ---------   ---------   ---------     --------     ----------
   Net income (loss)                             $   9,811   $  46,787   $  30,673     $(77,460)    $    9,811
                                                 =========   =========   =========     ========     ==========

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                   DURA                    NON-
                                                 OPERATING   GUARANTOR   GUARANTOR
                                                   CORP.     COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                 ---------   ---------   ---------   ------------  ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations         $   9,811   $  46,787   $  31,372    $ (77,460)     $  10,510
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by operating activities:
   Depreciation and amortization                     7,461      17,304      39,993            -         64,758
   Deferred income taxes                            14,573     (14,573)         (6)           -             (6)
   Equity in earnings of affiliates and
      minority interest                            (73,975)          -         248       73,725             (2)
   Changes in other operating items                 83,845     (10,580)    (87,618)           -        (14,353)
                                                 ---------   ---------   ---------    ---------      ---------
   Net cash (used in) provided by operating
      activities                                    41,715      38,938     (16,011)      (3,735)        60,907
                                                 ---------   ---------   ---------    ---------      ---------

INVESTING ACTIVITIES:
Acquisitions, net                                        -           -     (13,327)           -        (13,327)
Capital expenditures, net                           (5,692)     (9,108)    (29,163)           -        (43,963)
                                                 ---------   ---------   ---------    ---------      ---------
   Net cash used in investing activities            (5,692)     (9,108)    (42,490)           -        (57,290)
                                                 ---------   ---------   ---------    ---------      ---------

FINANCING ACTIVITIES:
Long-term borrowings                                     -           -         568            -            568
Repayments of long-term borrowings                  (8,522)        (28)     (9,989)           -        (18,539)
Purchase of treasury shares and other                  (61)                                                (61)
Debt financing (to) from affiliates                (34,346)    (25,047)     59,393            -              -
Proceeds from issuance of common stock
   and exercise of stock options                     1,948           -           -            -          1,948
Other, net                                            (552)                      -                        (552)
Dividends paid                                           -      (3,735)          -        3,735              -
                                                 ---------   ---------   ---------    ---------      ---------
   Net cash (used in) provided by financing
      activities                                   (41,533)    (28,810)     49,972        3,735        (16,636)

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                  (1,425)          -       8,807            -          7,382
                                                 ---------   ---------   ---------    ---------      ---------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                       (6,935)      1,020         281            -         (5,634)

NET CASH FLOW FROM
   DISCONTINUED OPERATIONS                               -           -        (699)           -           (699)

CASH AND CASH EQUIVALENTS:
Beginning of period                                 32,216       1,126     147,926            -        181,268
                                                 ---------   ---------   ---------    ---------      ---------
End of period                                    $  25,281   $   2,146   $ 147,508    $       -      $ 174,935
                                                 =========   =========   =========    =========      =========

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003
                             (AMOUNTS IN THOUSANDS)

                                              DURA                    NON-
                                            OPERATING   GUARANTOR   GUARANTOR
                                              CORP.     COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                            ---------   ---------   ----------  ------------  ------------
                  Assets
Current assets:
   Cash and cash equivalents               $   32,216   $   1,126   $  147,926  $          -   $  181,268
   Accounts receivable, net                    18,721      75,182      180,442             -      274,345
   Inventories                                 10,714      45,368       71,875             -      127,957
   Current poriton of derivative
      instruments                               6,629           -            -             -        6,629
   Other current assets                        18,234      19,831       56,980             -       95,045
   Due from affiliates                        163,744      43,724        2,679      (210,147)           -
                                           ----------   ---------   ----------  ------------   ----------
     Total current assets                     250,258     185,231      459,902      (210,147)     685,244
                                           ----------   ---------   ----------  ------------   ----------
Property, plant and equipment, net             56,473     125,865      306,025             -      488,363
Investment in subsidiaries                    679,527      22,490       74,820      (776,837)           -
Notes receivable from affiliates              570,092     528,641       41,169    (1,139,902)           -
Goodwill, net                                 411,788      96,622      350,612             -      859,022
Noncurrent portion of derivative
   instruments                                 12,844           -            -             -       12,844
Other assets, net                              59,624       4,985        5,350             -       69,959
                                           ----------   ---------   ----------  ------------   ----------
     Total Assets                          $2,040,606   $ 963,834   $1,237,878  $ (2,126,886)  $2,115,432
                                           ==========   =========   ==========  ============   ==========

     Liabilities and Stockholders'
             Investment

Current liabilities:
   Accounts payable                        $   40,559   $  67,245   $  136,191  $          -   $  243,995
   Accrued liabilities                         58,735      30,350       98,416             -      187,501
   Current maturities of long-term debt         1,500          36        4,202             -        5,738
   Due to affiliates                           45,657     139,281       25,209      (210,147)           -
                                           ----------   ---------   ----------  ------------   ----------
     Total current liabilities                146,451     236,912      264,018      (210,147)     437,234
                                           ----------   ---------   ----------  ------------   ----------
Long-term debt, net of current
   maturities                                 146,250           3       12,868             -      159,121
Senior notes                                  400,000           -            -             -      400,000
Subordinated notes                            578,505           -            -             -      578,505
Mandatorily redeemable convertible trust
preferred securities                           55,250                                              55,250
Senior notes - derivative instrument
   adjustment                                  19,473           -            -             -       19,473
Other noncurrent liabilities                   61,113      12,168       61,981             -      135,262
Notes payable to affiliates                   404,690     459,336      275,876    (1,139,902)           -
                                           ----------   ---------   ----------  ------------   ----------
     Total liabilities                      1,811,732     708,419      614,743    (1,350,049)   1,784,845
                                           ----------   ---------   ----------  ------------   ----------
Stockholders' investment                      228,874     255,415      623,135      (776,837)     330,587
                                           ----------   ---------   ----------  ------------   ----------
     Total Liabilities and
        Stockholders' Investment           $2,040,606   $ 963,834   $1,237,878  $ (2,126,886)  $2,115,432
                                           ==========   =========   ==========  ============   ==========

17.   CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
      (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                  DURA                    NON-
                                                OPERATING   GUARANTOR   GUARANTOR
                                                  CORP.     COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                ---------   ---------   ---------   ------------  ------------
Revenues                                        $  74,159   $ 226,770   $ 265,257     $(11,788)     $554,398
Cost of sales                                      68,876     195,762     240,450      (11,788)      493,300
                                                ---------   ---------   ---------     --------      --------
   Gross profit                                     5,283      31,008      24,807            -        61,098

Selling, general and administrative
   expenses                                        16,189       7,542      13,639            -        37,370
Facility consolidation and other charges               63       4,134      (8,237)           -        (4,040)
Amortization expense                                   60           2           9            -            71
                                                ---------   ---------   ---------     --------      --------
   Operating income (loss)                        (11,029)     19,330      19,396            -        27,697

Interest expense (income), net                     17,096         877       2,280            -        20,253
                                                ---------   ---------   ---------     --------      --------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                           (28,125)     18,453      17,116            -         7,444

Provision (benefit) for income taxes               (6,331)      3,922       4,280            -         1,871
Equity in earnings of affiliates, net             (26,351)          -        (595)      26,946             -
Minority interest - dividends on trust
   preferred securities, net                          725           -           -            -           725
Dividends from affiliates                          (1,364)          -           -        1,364             -
                                                ---------   ---------   ---------     --------      --------
   Income (loss) from continuing operations         5,196      14,531      13,431      (28,310)        4,848

Loss from discontinued operations                       -           -         348            -           348
                                                ---------   ---------   ---------     --------      --------
   Net income (loss)                            $   5,196   $  14,531   $  13,779     $(28,310)     $  5,196
                                                =========   =========   =========     ========      ========

17. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                       NON-
                                                 OPERATING     GUARANTOR     GUARANTOR
                                                    CORP.      COMPANIES     COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------     ---------     ---------   ------------   ------------
Revenues                                         $ 245,671     $ 688,357     $ 857,772    $ (38,167)     $1,753,633
Cost of sales                                      228,250       582,372       765,393      (38,167)      1,537,848
                                                 ---------     ---------     ---------    ---------      ----------
  Gross profit                                      17,421       105,985        92,379            -         215,785

Selling, general and administrative expenses        48,213        21,740        44,852            -         114,805
Facility consolidation and other charges               550         5,642        (8,208)           -          (2,016)
Amortization expense                                   179             5            28            -             212
                                                 ---------     ---------     ---------    ---------      ----------
  Operating income (loss)                          (31,521)       78,598        55,707            -         102,784

Interest expense (income), net                      53,200           822         7,605            -          61,627
                                                 ---------     ---------     ---------    ---------      ----------
  Income (loss) from continuing operations
     before provision for income taxes and
     minority interest                             (84,721)       77,776        48,102            -          41,157

Provision (benefit) for income taxes               (23,477)       23,038        14,433            -          13,994
Equity in earnings of affiliates, net              (84,734)            -        (2,504)      87,238               -
Minority interest - dividends on trust
  preferred securities, net                          2,051             -             -            -           2,051
Dividends from affiliates                           (3,754)            -             -        3,754               -
                                                 ---------     ---------     ---------    ---------      ----------
  Income (loss) from continuing operations          25,193        54,738        36,173      (90,992)         25,112

Loss from discontinued operations                        -             -            81            -              81
                                                 ---------     ---------     ---------    ---------      ----------
  Net income (loss)                              $  25,193     $  54,738     $  36,254    $ (90,992)     $   25,193
                                                 =========     =========     =========    =========      ==========

17. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2003
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                       NON-
                                                 OPERATING     GUARANTOR     GUARANTOR
                                                    CORP.      COMPANIES     COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------     ---------     ---------   ------------   ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations         $  25,193     $  54,738     $  36,173     $(90,992)     $   25,112
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by operating activities:
   Depreciation and amortization                     8,007        16,548        31,612            -          56,167
   Deferred income taxes                              (245)          245           315            -             315
   Equity in earnings of affiliates and
     minority interest                             (84,734)            -        (2,504)      87,238               -
   Changes in other operating items                 46,610       (30,291)      (58,795)           -         (42,476)
                                                 ---------     ---------     ---------    ---------      ----------
   Net cash provided by (used in) operating
     activities                                     (5,169)       41,240         6,801       (3,754)         39,118
                                                 ---------     ---------     ---------    ---------      ----------

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                 (57,684)            -             -                      (57,684)
Capital expenditures, net                           (3,489)       (7,362)      (35,366)           -         (46,217)
                                                 ---------     ---------     ---------    ---------      ----------
   Net cash used in investing activities           (61,173)       (7,362)      (35,366)           -        (103,901)
                                                 ---------     ---------     ---------    ---------      ----------

FINANCING ACTIVITIES:
Long-term borrowings                                   813             -        15,587            -          16,400
Repayments of long-term borrowings                    (760)          (63)      (20,050)           -         (20,873)
Debt financing (to) from affiliates                    153       (28,914)       28,761            -               -
Proceeds from issuance of common stock
  and exercise of stock options                      1,004             -             -            -           1,004
Other, net                                            (478)            -             -            -            (478)
Dividends paid                                           -        (3,754)            -        3,754               -
                                                 ---------     ---------     ---------    ---------      ----------
   Net cash (used in) provided by financing
     activities                                        732       (32,731)       24,298        3,754          (3,947)

EFFECT OF EXCHANGE RATE CHANGES ON CASH              9,958             -       (13,300)           -          (3,342)
                                                 ---------     ---------     ---------    ---------      ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS
   FROM CONTINUING OPERATIONS                      (55,652)        1,147       (17,567)           -         (72,072)

NET CASH FLOW FROM DISCONTINUED OPERATIONS               -             -         6,190            -           6,190

CASH AND CASH EQUIVALENTS:
Beginning of period                                 79,678           511        63,048            -         143,237
                                                 ---------     ---------     ---------    ---------      ----------
End of period                                    $  24,026     $   1,658     $  51,671    $       -      $   77,355
                                                 =========     =========     =========    =========      ==========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Dura's results of operations were impacted by several global economic factors during the quarter ended September 30, 2004. During the third quarter of 2004 North American vehicle production was down approximately 1.5 percent and European production was up approximately 2.6 percent when compared to the prior year period. Approximately 60 percent of Dura's total revenues were generated in North America during the third quarter of 2004 as compared to 61 percent in 2003. Dura's cost of production is higher in Europe as compared to North America; thus, its future profitability could be impacted as volumes change and /or as new business is awarded, should its current cost structure and revenue mix by geographic location remain consistent. Dura is taking numerous actions to improve its cost structure, including the various restructuring activities and plant consolidations undertaken during 2003 and the first nine months of 2004. Similar actions will continue throughout the remainder of 2004 as Dura works to maximize its facility and asset utilization worldwide. The cost of steel has increased industry wide during the first nine months of 2004 and this has placed increased pressure on Dura's margins. If the elevated steel pricing continues and Dura is unable to offset the impact through other cost reductions or price increases, it may negatively impact Dura's full year results.

     Given the significance of Dura's operations in Europe, the strengthening of the Euro against the dollar, resulted in a $22.9 million increase to revenue in the third quarter of 2004 as compared to 2003. Should the Euro stabilize at its current levels, or continue to increase in 2004, Dura would anticipate a continued increase of the proportion of its revenues from Europe relative to North America, resulting in a corresponding increase in cost of sales and downward pressure on gross margin for the reasons noted above. The fluctuation of the Euro also has a significant impact on Dura's consolidated debt levels. At September 30, 2004, approximately $131.6 million of Dura's debt is denominated in Euro or other foreign currencies. The weakening of the European currencies from December 31, 2003 to September 30, 2004 decreased Dura's total debt level by approximately $1.5 million, holding all other factors constant.

RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2003.

     In conjunction with Dura's policy to close the fiscal quarter end on the Sunday closest to the calendar quarter end and December 31 for year end, there were five additional business days in the three months ended October 3, 2004 as compared to the three months ended September 28, 2003. For presentation purposes, Dura refers to the calendar month end as its fiscal quarter end.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2004 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues - Revenues for the three months ended September 30, 2004 were $616.4 million, an increase of $62.0 million, or 11.2 percent, from $554.4 million for the three months ended September 30, 2003. Factors that favorably impacted revenue during the three months ended September 30, 2004 included the strengthening of the European currencies in relation to the U.S. dollar of $22.9 million, the effect of the Creation Group acquisition of $13.7 million and the effect of five additional business days during the third quarter of 2004. These increases were partially offset by lower North American production volumes and selling price reductions.

     Cost of Sales - Cost of sales for the three months ended September 30, 2004 were $552.5 million, an increase of $59.2 million, or 12.0 percent, from $493.3 million for the three months ended September 30, 2003. Cost of sales as a percentage of revenues for the third quarter of 2004 was 89.6 percent, which is up compared to 89.0 percent in the third quarter of 2003. The increase in cost of sales is due to the strengthening of the European currencies in relation to the U.S. dollar of approximately $18.6 million, the acquisition of the Creation Group, the impact of elevated steel pricing and five additional business days during the third quarter of 2004. These increases were partially offset by operational and purchasing cost reductions and lower North American production volumes.

     Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended September 30, 2004 were $38.6 million, an increase of $1.2 million, or 3.3 percent, from $37.4 million for the three months ended September 30, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 6.3 percent for 2004 compared to 6.7 percent in the third quarter of 2003. The decrease as a percentage of sales is primarily the result of Dura's continued effort to redeploy or eliminate certain of its selling, general and administrative expenses, partially offset by the impact of foreign exchange. Dura's goal is to reallocate certain of the selling, general and administrative expenses to further support organic growth while maintaining a 6.0 percent expense as a percentage of revenue.

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

     During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a restructuring charge of $1.3 million and $2.5 million in the second and third quarters of 2004, respectively, relating primarily to severance, which completed the facility consolidation charges to be incurred related to this action. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.6 million in severance related costs. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a restructuring charge of $1.7 million and $1.2 million in the second and third quarters of 2004, relating primarily to severance. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.4 million in severance related costs. Dura also expensed as incurred approximately $0.3 million of facility closure and other costs in the third quarter of 2004, of which $0.2 million is related to equipment write-downs. Dura expects to incur additional restructuring charges related to the exit of the Rockford facilities of approximately $0.7 million relating to severance and $0.3 million relating to facility closure and other costs through September 30, 2005.

     During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million, $0.4 million and $0.2 million in the first, second, and third quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in each of the second and third quarters of 2004. Dura expects to incur $0.3 million of additional restructuring charges associated with the exit of the Brookfield facility through December 31, 2004. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.7 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second and third quarters of 2004, combined. Included in this charge is an additional $0.2 million related to fixed asset write-downs and a $0.2 million adjustment to reduce the facility consolidation charge in the third quarter. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Pikeville facility through December 31, 2004.

     During the fourth quarter of 2003, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.5 million in severance related costs. In continuation of these actions, Dura recorded an additional restructuring charge of $0.2 million for facility closure and other costs and adjusted the severance reserve down by $0.1 million in the second quarter of 2004. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Melun facility through December 31, 2004.

         During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During 2004, Dura continued such actions and recorded $0.2 million and $0.4 million in the first and third quarters, respectively, of additional restructuring charges for severance related costs. Dura also expensed as incurred $0.1 million and $0.2 million in the first and second quarters of 2004, respectively, related to severance costs and $0.2 million of facility closure and other costs in the first quarter of 2004. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $1.8 million in severance related costs and $1.3 million in facility closure and other costs. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Fulton facility through December 31, 2004.

         In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $2.3 million in facility closure and other costs. In continuation of these actions, Dura expensed as incurred approximately $0.3 million and $0.1 million in the first and second quarters of 2004, respectively, of additional facility closure and other costs, which completed the facility consolidation charges to be incurred related to this action.

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

     Amortization Expense - Amortization expense for the three months ended September 30, 2004, was $0.1 million, which is flat compared to $0.1 million for the three months ended September 30, 2003.

     Interest Expense - Interest expense for the three months ended September 30, 2004 was $23.9 million, an increase of $3.6 million, or 18.0 percent, from $20.3 million for the three months ended September 30, 2003. The increase in interest expense is due to the prospective classification of the Minority Interest - Dividends on Trust Preferred Securities included as a component of interest expense in accordance with Dura's adoption of FIN 46 effective December 31, 2003. In addition, interest expense increased due to the issuance of the 2003 Senior Notes and by higher average interest rates on LIBOR based borrowings in the third quarter of 2004.

     Income Taxes - The effective income tax rate was 29.0 percent for the three months ended September 30, 2004 and 25.1 percent for the three months ended September 30, 2003. The 25.1 percent rate for the three months ended September 30, 2003 reduced the nine-month effective rate to 34 percent as compared to 29 percent for the nine months ended September 30, 2004. The decrease in the effective tax rate relates primarily to the mix of income among Dura's North American and European tax jurisdictions and the impact of tax planning strategies slightly offset by not benefiting losses in certain locations and increases in valuation allowances. The overall effective rates differed from statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and the provision of a valuation allowance on certain losses in foreign jurisdictions.

     Minority Interest - Minority interest for the three months ended September 30, 2004 has been classified as a component of interest expense in accordance with the Company's adoption of FIN 46 effective December 31, 2003. Minority interest for the three months ended September 30, 2003 represents dividends, net of income tax benefits, on the 7 1/2 percent Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

     Discontinued Operations - Discontinued operations for the three months ended September 30, 2004 was a loss of $18 thousand, a decrease of $0.4 million, from the $0.3 million for the three months ended September 30, 2003. These amounts relate to adjustments associated with the March 2003 divestiture of Dura's Mechanical Assemblies Europe business. Future adjustments related to certain retained liabilities of the discontinued operations may occur in the future and any such adjustments may be material.

     The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144. The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the condensed consolidated statements of operations.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2004 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues - Revenues for the nine months ended September 30, 2004 were $1,909.7 million, an increase of $156.1 million, or 8.9%, from $1,753.6 million for the nine months ended September 30, 2003. Factors that favorably impacted revenue during the nine months ended September 30, 2004 included the strengthening of the European currencies in relation to the U.S. dollar of $88.1 million, the effect of the Creation Group acquisition of $86.1 million and a strengthening recreation vehicle market of $25.4 million. Partially offsetting these favorable items was the impact of lower North American production volumes and selling price reductions.

     Cost of Sales - Cost of sales for the nine months ended September 30, 2004 were $1,692.5 million, an increase of $154.6 million, or 10.1%, from $1,537.8 million for the nine months ended September 30, 2003. Cost of sales as a percentage of revenues for the first nine months of 2004 increased to 88.6% for 2004 compared to 87.7% in the first nine months of 2003. The increase in cost of sales is due to the strengthening of the European currencies in relation to the U.S. dollar of approximately $72.6 million, the acquisition of the Creation Group and the impact of elevated steel pricing. These increases were partially offset by operational and purchasing cost reductions.

     Selling, General, and Administrative - Selling, general, and administrative expenses for the nine months ended September 30, 2004 were $117.3 million, an increase of $2.5 million, or 2.2%, from $114.8 million for the nine months ended September 30, 2003. As a percentage of revenue, selling, general and administrative expenses decreased to 6.1% for 2004 compared to 6.5% in the first nine months of 2003. The decrease as a percentage of sales is primarily the result of Dura's continued effort to redeploy or eliminate certain of its selling, general and administrative expenses, partially offset by the impact of foreign exchange. Dura's goal is to reallocate certain of the selling, general and administrative expenses to further support organic growth while obtaining a
6.0 percent expense as a percentage of revenue.

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

     During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a restructuring charge of $1.3 million and $2.5 million in the second and third quarters of 2004, respectively, relating primarily to severance, which completed the facility consolidation charges to be incurred related to this action. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.6 million in severance related costs. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a restructuring charge of $1.7 million and $1.2 million in the second and third quarters of 2004, relating primarily to severance. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.4 million in severance related costs. Dura also expensed as incurred approximately $0.3 million of facility closure and other costs in the third quarter of 2004, of which $0.2 million is related to equipment write-downs. Dura expects to incur additional restructuring charges related to the exit of the Rockford facilities of approximately $0.7 million relating to severance and $0.3 million relating to facility closure and other costs through September 30, 2005.

     During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million, $0.4 million and $0.2 million in the first, second, and third quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in each of the second and third quarters of 2004. Dura expects to incur $0.3 million of additional restructuring charges associated with the exit of the Brookfield facility through December 31, 2004. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.7 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second and third quarters of 2004, combined. Included in this charge is an additional $0.2 million related to fixed asset write-downs and a $0.2 million adjustment to reduce the facility consolidation charge in the third quarter. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Pikeville facility through December 31, 2004.

     During the fourth quarter of 2003, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $0.5 million in severance related costs. In continuation of these actions, Dura recorded an additional restructuring charge of $0.2 million for facility closure and other costs and adjusted the severance reserve down by $0.1 million in the second quarter of 2004. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Melun facility through December 31, 2004.

         During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility in North America. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During 2004, Dura continued such actions and recorded $0.2 million and $0.4 million in the first and third quarters, respectively, of additional restructuring charges for severance related costs. Dura also expensed as incurred $0.1 million and $0.2 million in the first and second quarters of 2004, respectively, related to severance costs and $0.2 million of facility closure and other costs in the first quarter of 2004. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $1.8 million in severance related costs and $1.3 million in facility closure and other costs. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Fulton facility through December 31, 2004.

         In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. Costs incurred and charged to the reserve as of September 30, 2004 amounted to $2.3 million in facility closure and other costs. In continuation of these actions, Dura expensed as incurred approximately $0.3 million and $0.1 million in the first and second quarters of 2004, respectively, of additional facility closure and other costs, which completed the facility consolidation charges to be incurred related to this action.

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

     Amortization Expense - Amortization expense for the nine months ended September 30, 2004, was $0.3 million, which is basically flat compared to $0.2 million for the nine months ended September 30, 2003.

     Interest Expense - Interest expense for the nine months ended September 30, 2004 was $66.7 million, an increase of $5.1 million, or 8.3%, from $61.6 million for the nine months ended September 30, 2003.

The increase in interest expense is due to the prospective classification of the Minority Interest - Dividends on Trust Preferred Securities included as a component of interest expense in accordance with Dura's adoption of FIN 46 effective December 31, 2003. In addition, interest expense increased due to the issuance of the 2003 Senior Notes and by higher average interest rates on LIBOR based borrowings during the nine months ended September 30, 2004.

     Income Taxes - The effective income tax rate was 29.0% for the nine months ended September 30, 2004 and 34.0% for the nine months ended September 30, 2003. The decrease in the effective tax rate relates primarily to the mix of income among Dura's North American and European tax jurisdictions and the impact of tax planning strategies, slightly offset by not benefiting losses in certain locations and increases in valuation allowances. The overall effective rates differed from statutory rates as a result of lower combined foreign tax rates, the effects of state taxes and the provision of a valuation allowance on certain losses in foreign jurisdictions.

     Minority Interest - Minority interest for the nine months ended September 30, 2004 has been classified as a component of interest expense in accordance with the Company's adoption of FIN 46 effective December 31, 2003. Minority interest for the nine months ended September 30, 2003 represents dividends, net of income tax benefits, on the 7 1/2 percent Preferred Securities which were issued on March 20, 1998.

     Discontinued Operations - Loss from discontinued operations for the nine months ended September 30, 2004 was $0.7 million, a decrease of $0.8 million, from the $0.1 million gain for the nine months ended September 30, 2003. These amounts relate to adjustments associated with the March 2003 divestiture of Dura's Mechanical Assemblies Europe business. Future adjustments related to certain retained liabilities of the discontinued operations may occur in the future and any such adjustments may be material.

     The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144. The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the condensed consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2004, Dura generated cash from operations of $60.9 million, compared to generating cash from operations of $39.1 million in 2003. Cash generated from operations before changes in working capital items was $75.3 million for the first nine months of 2004 compared to $81.6 million for 2003. Working capital used cash of $14.4 million in the first nine months of 2004 compared to using cash of $42.5 million in 2003. This decrease in cash used from working capital is primarily the result of the timing of cash receipts relating to customer reimbursable tooling offset by the strengthening of the European currencies in relation to the US dollar.

     Net cash used in investing activities was $57.3 million for the first nine months of 2004 compared to $103.9 million used in 2003. In the first nine months of 2004, $13.3 million was used for acquisitions, of which $12.6 million was used for the final purchase option for the Reiche acquisition and $0.7 million was used for a purchase price adjustment for the Creation Group acquisition. Net capital expenditures totaled $44.0 million for the first nine months of 2004 compared to $46.2 million for the first nine months of 2003. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs.

     Net cash used in financing activities totaled $16.6 million for the first nine months of 2004 compared to $3.9 million in 2003, principally for the repayment of outstanding indebtedness.

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

     In November 2003, Dura completed the offering of $50.0 million 8 5/8 percent senior unsecured notes ("2003 Senior Notes"), due April 2012. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. Net proceeds from this offering of approximately $48.5 million were used to replenish cash balances used to fund the acquisition of the Creation Group. In conjunction with this transaction, Dura amended and restated its revolving credit facility. The new revolving credit facility ("New Credit Agreement") provides for $175.0 million of revolving credit, available until October 2008. At September 30, 2004, under its most restrictive debt covenant, Dura had availability of $138.4 million including cash and revolver. The existing tranche C term loan remained outstanding. In connection with the termination of Dura's existing Credit Agreement, Dura wrote-off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003. The write-off of debt issuance costs was classified as a component of income from continuing operations in accordance with the provisions of SFAS No. 145.

     Included in interest expense, net, in the consolidated statements of operations is approximately $0.9 million and $0.5 million of interest income earned on Dura's cash balances in the quarters ended September 30, 2004 and 2003 respectively and $2.1 million and $2.0 million for the nine months ended September 30, 2004 and 2003, respectively.

     As of September 30, 2004, rates on borrowings under the New Credit Agreement are based on LIBOR and were 4.34 percent. The New Credit Agreement contains various restrictive covenants which include the limit of indebtedness, investments and dividends. The New Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of September 30, 2004. Borrowings under the New Credit Agreement are collateralized by substantially all assets of Dura.

     The New Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $50.9 million. As of September 30, 2004 and 2003, Dura had no borrowings outstanding under the revolver.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At September 30, 2004, Dura had nothing outstanding under its overdraft facilities. At September 30, 2004, Dura had overdraft facilities available from banks up to an amount equal to $54.1 million.

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

     Dura is limited as to its ability to declare or make certain dividend payments or other distributions of assets under its New Credit Agreement, Senior Notes and Subordinated Notes. Certain distributions relating to items such as a company stock purchase program, tax sharing arrangements, as required under Dura's Preferred Securities, are permitted.

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

EFFECTS OF INFLATION

     Inflation potentially affects Dura in two principal ways. First, a significant portion of Dura's debt is tied to prevailing short-term interest rates, which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, Dura has limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that Dura serves. In the past few years, however, inflation has not been a significant factor with the exception of steel costs, which have impacted our results of operations during 2004.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of Dura's revenues during the three and nine months ended September 30, 2004 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

     A significant portion of Dura's assets at September 30, 2004 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

     Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currencies and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

     During May 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003. This FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), to employers that sponsor postretirement health care plans where the prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The FSP also requires certain disclosures related to the impact of the Act. Dura adopted this FSP on July 1, 2004. The adoption of this FSP did not have a material impact on Dura's consolidated balance sheet or results of operations.

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

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura was required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FSP FIN 46-6, "Effective Date of FIN 46, Consolidation of Variable Interest Entities." FSP FIN 46-6 extended the required effective date of FIN 46 for variable interest entities created or acquired prior to February 1, 2003. Dura was required to apply FIN 46 to such entities effective December 31, 2003. The application of FIN 46 resulted in a reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority Interest - Dividends on Trust Preferred Securities, Net is classified in the statement of operations as a component of interest expense on a gross basis, for periods subsequent to December 31, 2003.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2004, Dura had outstanding interest rate swap contracts that effectively converted $400.0 million of its Senior Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, Dura receives payments at fixed rates, while it makes payments at variable rates (8.6 percent to approximately 5.1 percent at September 30, 2004). The net interest paid or received is included in interest expense. Dura designated these swap contracts as fair value hedges at their inception. At September 30, 2004, the fair value of the interest rate swap contracts was a net gain position for Dura of approximately $24.1 million, representing the estimated benefit that would accrue to Dura to terminate the agreements, and is included in current and noncurrent assets with a corresponding increase to debt in the accompanying consolidated September 30, 2004 balance sheet.

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

                                      DURA AUTOMOTIVE SYSTEMS, INC.

Date: November 8, 2004                By /s/ David R. Bovee
                                         ---------------------------------------
                                         David R. Bovee
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)

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