Form 10-K
period 2004-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2005-03-14
CIK 1016177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-21139

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

     As of March 1, 2005, 18,665,286 shares of Class A Common Stock of the Registrant were outstanding. The aggregate market value of the Class A Common Stock of the Registrant as of June 30, 2004 (based upon the last reported sale price of the Common Stock at that date by the Nasdaq National Market System), excluding shares owned beneficially by affiliates, was approximately $147,123,747.

     Information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K incorporates by reference information (to the extent specific sections are referred to herein) from the Registrant's Proxy Statement for its annual meeting to be held May 18, 2005 (the "2005 Proxy Statement").
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         DURA AUTOMOTIVE SYSTEMS, INC.

                           ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
                                       PART I
Item 1.           Business....................................................     2
Item 2.           Properties..................................................    17
Item 3.           Legal Proceedings...........................................    18
Item 4.           Submission of Matters to a Vote of Security Holders.........    18

                                      PART II
Item 5.           Market for Registrant's Common Equity and Related
                  Stockholder Matters.........................................    19
Item 6.           Selected Financial Data.....................................    19
Item 7.           Management's Discussion and Analysis of Results of
                  Operations and Financial Condition..........................    20
Item 7A.          Quantitative and Qualitative Disclosures about Market
                  Risk........................................................    38
Item 8.           Financial Statements and Supplementary Data.................    39
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure....................................    85
Item 9A.          Controls and Procedures.....................................    85
Item 9B.          Other Information...........................................    89

                                      PART III
Item 10.          Directors and Executive Officers of the Registrant..........    90
Item 11.          Executive Compensation......................................    90
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................    90
Item 13.          Certain Relationships and Related Transactions..............    90
Item 14.          Principle Accountant Fees and Services......................    90

                                      PART IV
Item 15.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.........................................................    90
Signatures....................................................................    97

                                     PART I

ITEM 1.  BUSINESS

(A) GENERAL DEVELOPMENT OF BUSINESS

  GENERAL

     Dura Automotive Systems, Inc. (a Delaware Corporation) is a holding company whose predecessor was formed in 1990. Dura Automotive Systems, Inc. and its subsidiaries (collectively referred to as "Dura") is a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive and recreation & specialty vehicle ("RVSV") industries.

     Dura sells its products to every major North American, Asian and European automotive original equipment manufacturer ("OEM") and most RVSV OEM. Dura has 59 manufacturing and product development facilities located in the United States ("U.S."), Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom ("UK"). Dura also has a presence in Japan and India through alliances or technical licenses. Dura has initiated plans to open a manufacturing facility in Romania to support Eastern European automakers in 2005.

     Over the past fifteen years, the automotive components supply and RVSV industries have undergone significant consolidation and globalization as OEMs reduced their supplier base. In order to lower costs and improve quality, OEMs are awarding sole-source contracts to full-service suppliers who are able to supply larger portions of a vehicle on a global basis. The OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are seeking suppliers capable of providing complete systems and modules rather than suppliers who only provide separate component parts. In addition, they require suppliers to have the capability to design and manufacture their products in multiple geographic markets.

     In response to these trends, over the past several years Dura pursued a disciplined growth strategy that has provided a wider variety of product, manufacturing and technical capabilities. Dura has broadened its geographic coverage and strengthened its ability to supply products on a global basis. As a full-service supplier with strong OEM relationships, Dura expects to continue to benefit from the supply base consolidation trends.

     Dura has continued to focus on the diversification of its customer and product base. Approximately 58% of 2004 revenues were generated from sales to the top automotive OEM's in the world including, General Motors ("GM"), Ford, Toyota, DaimlerChrysler, Renault-Nissan, Volkswagen, PSA Group ("PSA"), Honda and BMW. In addition, the trend toward module sourcing has enabled Dura to expand its customer base to include large Tier 1 automotive suppliers, including Lear Corporation ("Lear") and Johnson Controls, Inc. ("JCI") which accounted for approximately 12% of Dura's revenues in 2004. Additionally, approximately 15% of Dura's revenues in 2004 came from RVSV customers including Fleetwood, Winnebago, Coachmen, Jayco and numerous aftermarket distribution channels.

  INDUSTRY TRENDS

     Dura's performance and growth is directly related to certain trends within the automotive and RVSV markets.

     Increasing Electronic and Technological Content. The electronic and technological content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality, and affordable convenience options as a result of increased communication abilities in vehicles as well as increasingly stringent regulatory standards for energy efficiency, emissions reduction, and increased safety. Mechatronics, which generally refers to systems that integrate software algorithms and electronic circuit boards to drive mechanical actuation devices, continues to grow in popularity as a means of optimizing vehicle performance by allowing intelligent interaction between driver commands and vehicle response decisions. This environment will present substantial growth opportunities to suppliers with the capability to design both the mechanical and electronic portions of mechatronic systems and deliver optimized system performance and value to OEM customers.

     Utilization of Light-Weight Materials. Concern over the environmental impact of the automotive industry has been growing, resulting in European and U.S. regulations of vehicle emissions becoming more stringent. The automotive manufacturer's need to improve overall fuel economy in vehicles has led to the trend toward minimizing vehicle weight. The use of light-weight materials such as aluminum is on the rise and heavier traditional materials such as steel and iron are being replaced whenever possible.

     Platform Derivatives. Automakers continue to expand the number of unique models offered from vehicle platforms to provide increased options for vehicle buyers. Platform derivatives often include a combination of sedans, wagons, SUVs, crossovers, minivans, hatchbacks and a growing number of other configurations on a single platform. Additionally, many vehicle platforms offer certain vehicle models that deliver higher performance through the use of lighter weight materials and enhanced power trains. The expansion in derivatives drives an overall increase in platform volume, comprised of several lower volume model configurations. To maintain a competitive cost structure while expanding offerings, automakers seek innovative technologies and suppliers that can offer solutions based on flexible manufacturing concepts that reduce capital and tooling expenses. Suppliers with technologies that contribute to space frame architectures for door and body components are able to provide significant investment advantages for platform derivatives below 100,000 units.

     Optimizing Product Value. In order to continue to respond to increasingly competitive market pricing dynamics, suppliers are establishing comprehensive plans to remove waste from the enterprise value stream. This includes optimizing the design of products and manufacturing processes above previous generations for improved efficiency and value. Suppliers with the ability to generate savings through processes such as six sigma, lean manufacturing, value analysis and value engineering ("VA/VE"), and warranty analysis, coupled with strong execution and disciplines in advanced product quality planning ("APQP") will be successful in offering continuous improvement in value.

     System and Module Sourcing. OEMs increasingly seek suppliers capable of manufacturing complete systems or modules of a vehicle rather than suppliers who only produce individual components. By outsourcing complete systems or modules, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to beginning production. Often the modules are supplied to OEM factories on a just-in-time basis, which involves the complex sequencing of discrete modules with specific vehicle build schedules. Suppliers with in-line-vehicle-sequencing ("ILVS") capabilities will have access to these contract opportunities. Dura continues to invest in and expand its ILVS capabilities for products such as complex glass modules and exterior trim packages.

     While current OEM purchasing strategies do not allow for single outsourcing of interior mechanical assemblies, Dura believes that the trend toward module outsourcing will change this environment. As a result, the buying power of emerging interior suppliers will increase rapidly as sourcing responsibility is delegated through modular outsourcing. This anticipated change in outsourcing strategies will present Dura with significant opportunities to provide "one stop shopping" for complete automotive and RVSV interior mechanisms.

     Global Expansion into Emerging Markets. Regions such as Asia, Latin America and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. Suppliers and OEMs are positioning themselves to reach these emerging markets in a cost-effective manner by expanding their geographic presence and marketing products that can be designed in one vehicle center but customized, produced and sold in many different geographic markets, thereby reducing design costs and take full advantage of low-cost manufacturing locations. OEMs increasingly are requiring their suppliers to have the capability to design and manufacture their products in multiple geographic markets.

     Ongoing Industry Consolidation. OEMs have continued to reduce their supplier base, awarding sole-source contracts to full-service suppliers. As a result, OEMs currently work with a smaller number of suppliers each of which supplies a greater proportion of the total vehicle. Suppliers with sufficient size, geographic scope and financial resources can best meet these requirements. This environment provides an opportunity to grow by obtaining business previously provided by other non full-service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control and reliability of delivery, product design capability, financial strength, new technology implementation, facilities and overall management. Suppliers that obtain superior ratings are considered for new business. These OEM practices resulted in significant consolidation of component suppliers in certain segments. Dura believes that opportunities exist for further consolidation within the vehicle component supply industry. This is particularly true in Europe, which has many suppliers with relatively small market shares.

  BUSINESS STRATEGY

     Dura's primary business objective is to capitalize on the technology, globalization and system sourcing trends in the automotive supply and RVSV industries in order to be the leading provider of the systems Dura supplies to customers worldwide.

     Presently, Dura is focusing on the following key strategies:

     Focus on Core Businesses. Dura continues to bolster its organic growth strategy by seeking complimentary partnerships and investments that provide a competitive advantage and growth opportunities for its core businesses. As part of this strategy, Dura has placed a greater emphasis on achieving higher returns on its investments, as well as on each business line.

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

     Maximize Low-Cost Production Capabilities. Dura continuously implements strategic initiatives designed to improve product quality while reducing manufacturing costs. In addition, Dura continually evaluates opportunities to maximize its facility and asset utilization worldwide. Dura also seeks to capitalize on opportunities to expand its manufacturing capabilities in low-cost regions of the world, which are anticipated to develop into future domestic sales to emerging markets.

     Reduce Debt. Dura strives to continuously strengthen its balance sheet by increasing its cash flow and applying proceeds from growth initiatives toward a reduction of debt. Dura has worked to maximize its cash flow available for debt reduction by boosting operating efficiencies, implementing a disciplined capital expenditure program and divesting non-core operating assets. Dura intends to continue leveraging its existing asset base through a disciplined capital expenditure program focused on return on invested capital. In addition, Dura intends to focus on strategic partnerships and alliances that do not require significant upfront cash investments to pursue new business opportunities.

  COMPANY HISTORY

     Dura was formed in 1990 by Hidden Creek Industries ("Hidden Creek"), Onex Corporation ("Onex"), J2R Corporation ("J2R") and certain others for the purpose of acquiring certain operating divisions from the Wickes Manufacturing Company ("Wickes"). Onex is a publicly owned holding company based in Canada. Hidden Creek is a private industrial management company that is a partnership comprised of Onex and J2R and is based in Minneapolis, Minnesota. Hidden Creek has provided certain strategic, financial and acquisition services to Dura and has been its strategic partner since Dura's inception, which has enabled its management to devote their attention to Dura's existing operations. After assisting Dura achieve a sufficient size and stability, Onex, J2R and Hidden Creek divested their remaining Class B common stock in 2004 and are no longer affiliated with Dura.

     Dura's primary business objective has been to capitalize on the consolidation, globalization and system sourcing trends in the automotive supply and recreation vehicle industries in order to be the leading provider of the systems Dura supplies to OEMs worldwide. A key element of Dura's growth strategy has been to add to its ability to provide complete systems to its OEM customers. Historically, Dura's growth has come from acquisitions. Throughout the 1990's and early 2000's Dura's growth through acquisition included acquiring the following businesses:

NAME                                                           ACQUISITION DATE
------------------------------------------------------------   ----------------
Alkin Co. ("Alkin")                                                  1994
Pollone S.A.                                                         1996
Rockwell Light Vehicle Systems France S.A.                           1996
KPI Automotive Group                                                 1996
VOFA Group                                                           1997
GT Automotive Systems, Inc.                                          1997
Thixotech Inc.                                                       1997
REOM Industries                                                      1997
Universal Tool and Stamping Co., Inc. ("Universal")                  1998
Trident Automotive PLC                                               1998
Hinge Business of Tower Automotive, Inc.                             1998
Excel Industries, Inc. ("Excel")                                     1999
Adwest Automotive PLC                                                1999
Metallifacture Limited                                               1999
Seat Adjusting Business of Meritor Automotive, Inc.                  1999
Jack Division of Ausco Products, Inc.                                2000
Bowden TSK                                                           2000
Reiche GmbH & Co. KG Automotive Components ("Reiche")                2000
Creation Group of Heywood Williams Group PLC ("Creation
  Group")                                                            2003

     In addition to the acquisitions listed above, through the integration process Dura identified certain businesses as non-core and divested them as appropriate. Today all of these acquired businesses have been fully integrated and are managed as one company.

  PRODUCTS

     Dura is a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive and RVSV industries.

     Although a portion of Dura's products are sold directly to OEMs as finished components, Dura uses most of its products to produce "systems" or "subsystems," which are groups of component parts located throughout the vehicle which operate together to provide a specific vehicle function.

     A brief summary of each of Dura's principal product categories is set forth below:

      PRODUCT CATEGORY                              DESCRIPTION
----------------------------  -------------------------------------------------------
Driver Control Systems......  Adjustable and traditional pedal systems, electronic throttle controls, parking brake systems, cable
                              systems, hybrid electronic and traditional gear shift
                              systems, steering column components and assemblies,
                              instrument panel beams
Seating Control Systems.....  2, 4, 6 and 8-way power and manual seat adjusters, first, second and third row applications, complete seat
                              structures, seat recliner assemblies, electronic
                              seating control modules
Glass Systems...............  Urethane and polyvinyl chloride ("PVC") glass encapsulated windows, integrated liftgate modules,
                              manual and power backlite windows, 1, 2 or 3-sided
                              glass modules, drop-door glass, hidden hardware glass
                              and integrated greenhouse systems
Door Systems and Modules....  Aluminum and steel body-in-white door modules, door frames, glass run channels, guide rails, window lift
                              systems, structural beams and cross members
Engineered Assemblies.......  Spare tire carriers, jacks and tool kit assemblies;
                              hood, tailgate, and seat latch systems; hood, tailgate,
                              and door hinge systems; RVSV leveling and landing
                              systems and towing hardware
Exterior Trim Systems.......  Roof and waist moldings, side frame trim, A, B &
                              C-pillar cappings, body color trim and bright trim
RVSV Appliances.............  Water heaters, furnaces, stoves and ranges

CUSTOMERS AND MARKETING

     In 2004, approximately 72 percent of total worldwide light vehicle production occurred outside of North America. Dura derives a significant amount of its revenues from sales to OEMs located outside of North America. In Europe, Dura supplies its products primarily to Volkswagen, GM, Ford, BMW, PSA (Peugeot and Citroen), Renault-Nissan, and DaimlerChrysler.

     The North American automotive industry is led by GM, Ford, Toyota and DaimlerChrysler. New domestic manufacturers as a whole accounted for approximately 28 percent of the market in 2004. In North America, Dura supplies its products primarily to Ford, GM, DaimlerChrysler and Lear. Dura has also expanded its global presence through acquisitions and internal growth. Dura has added new customers and increased penetration into certain existing customers such as BMW, Volkswagen, Toyota, Renault-Nissan, Honda and PSA.

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
REGION                                                        2004      2003      2002
------                                                        -----     -----     -----
North America...............................................    59%       60%       67%
Europe......................................................    39%       38%       32%
Other.......................................................     2%        2%        1%
                                                               ---       ---       ---
  Total.....................................................   100%      100%      100%
                                                               ===       ===       ===

     See Note 11 to the consolidated financial statements for more information relating to revenues and long-lived assets for each geographic area referenced above.

     The following is a summary of Dura's significant customers based on sales from continuing operations for 2004, 2003 and 2002:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
CUSTOMER                                                       2004     2003     2002
--------                                                      ------   ------   ------
Ford........................................................    19%      20%      26%
GM..........................................................    12%      14%      14%
Lear........................................................    11%      12%      12%
Volkswagen..................................................     9%       9%       8%
DaimlerChrysler.............................................     8%       9%      10%
BMW.........................................................     4%       4%       4%
Renault-Nissan..............................................     2%       2%       3%
PSA.........................................................     2%       2%       2%
JCI.........................................................     1%       1%       2%
Toyota......................................................     1%       1%       1%
Honda.......................................................     1%       1%       1%
Fleetwood...................................................     1%       1%       1%
Other.......................................................    29%      24%      16%
                                                               ----     ----     ----
  Total.....................................................   100%     100%     100%
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

     Major customers for Dura's RVSV products include Fleetwood, Winnebago, Thor, Damon, Jayco, Coachmen, Monaco, Motor Coach and Navistar. Sales and engineering groups are located in Elkhart, Indiana to service these customers. Customers in the RVSV products market generally negotiate annual pricing contracts without firm order commitments or long purchase order lead times. Therefore, the RVSV group does not have a significant backlog of orders at any particular time.

     Dura's sales and marketing efforts are designed to create overall awareness of its engineering, design and manufacturing capabilities and to have Dura considered and selected to supply its products for new and redesigned models of its OEM customers. Dura's sales and marketing staff works closely with Dura's design and engineering personnel to prepare the materials used for bidding on new business as well as to provide a consistent interface between Dura and its key customers. Most of Dura's sales and marketing personnel have engineering backgrounds which enable them to understand and participate in the design and engineering aspects of acquiring new business as well as ongoing customer service. Dura currently has sales and marketing personnel located in every major region in which it operates. When deemed appropriate, Dura also participates in industry trade shows and advertises in industry publications.

  DESIGN AND ENGINEERING SUPPORT

     Dura believes that engineering service and support are key factors in successfully obtaining new business. Dura utilizes program management with dedicated program teams, which have full design, development, test and commercial issues under the operational control of a single manager. In addition, Dura has established cross-functional teams for each new program to ensure efficient product development from program conception through product launch.

     Dura continuously expands the multi-geographic-flexibility of its product development and manufacturing capabilities to support its customer's globalization plans. In doing so, Dura offers design, sales and manufacturing support near key customers in the major regions of the world. In 2004, Dura added a technology and sales center in Velizy, France, near the design headquarters of Renault-Nissan, and PSA; began construction of a new manufacturing facility in Timisoara, Romania; and relocated its RVSV business from Rockford, Illinois, to Elkhart, Indiana, central to RVSV customers.

     Separate advanced technology groups have been established to maintain Dura's position as a technology leader. The advanced technology groups have developed many innovative features in Dura's products, including many features that were developed in conjunction with Dura's customers. Dura utilizes computer aided designs ("CAD") in the design process, which enables Dura to share data files with its customers via compatible systems during the design stage, thereby improving function, fit and performance within the total vehicle. Dura also utilizes CAD links with its manufacturing engineers to enhance manufacturability and quality of the designs early in the development process.

     Dura has approximately 600 patents granted or in the application process. The patents granted expire over several years beginning in 2005. Although Dura believes that, taken together, the patents are significant, the loss or expiration of any particular patent would not be material to Dura.

  MANUFACTURING

     Dura employs a number of different manufacturing processes. Dura primarily utilizes flexible manufacturing cells in both the mechanism and cable assembly processes. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a circular configuration, with the operators placed centrally within the configuration. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows Dura to maintain its product output consistent with its customers' requirements and reduce the level of inventory. Dura also pioneered and employs "Super-cell" configurations which locate primary capital equipment centrally among secondary assembly equipment, to reduce in-process inventory, improve quality, and reduce manufacturing costs.

     Assemblies such as jacks, parking brake levers, gear shifters and latches consist of between 5 and 50 individual components, which are attached to form an integrated mechanism. Although these assembly operations are generally performed in manufacturing cells, high-volume, automated assembly machines are employed where appropriate. The assembly operations construct the final product through hot or cold forging machines, staking and riveting the component parts. A large portion of the component parts are purchased from Dura's outside suppliers. However, Dura manufactures its own stampings, a process that consists of passing sheet metal through dies in a stamping press to form the metal into three-dimensional parts. Dura produces stamped parts using single-stage and progressive dies in presses, which range up to 800 tons. Through continuous improvement teams, which stress employee involvement, manufacturing processes are regularly upgraded to increase flexibility and efficiency; improve operating safety and quality; and minimize changeover times of the dies and fixtures.

     Dura's seat systems, door systems and body components use similar processes coupled with roll forming and stretch bending. Roll forming is a continuous process in which coiled steel is passed through a series of rollers which progressively form the metal into a consistently shaped section. When viewed from one end, the profile may be u-shaped for glass channels and roof rails. More complex shapes are processed for upper door profiles. Stretch bending involves clamping a length of the rolled profile at numerous points and then twisting or bending the metal to form contoured surfaces, such as door frames. Door and body components also require welding, grinding and polishing operations to provide a smooth finish.

     Cables are manufactured using a variety of processes, including plastic injection molding, extrusion, wire flattening, spring making and zinc diecasting. Wire is purchased from outside suppliers and then woven into contra-twisted layers on tubular stranders and bunching machines to produce up to 19-wire stranded cable. Corrosion resistance is provided by a proprietary, ceramic coating applied during the stranding process. The cable then is plastic-coated by an extrusion process to provide a smooth, low friction surface that results in high efficiency and durability. Conduit is then produced by flattening and coiling wire, which is then extruded with a protective coating. Proprietary strand and conduit cutting machines enable efficient processing.

Assembly operations are arranged in cells to minimize inventory, improve quality, reduce scrap, improve productivity and enhance employee involvement. The cables are assembled with various attachments and end fittings that allow the customer to install the cables to the appropriate mating mechanisms.

     Dura's glass systems broadly include two categories of products: mechanically framed glass and molded framed glass. Mechanically framed glass products are produced by putting glass panes through a series of processes, which include adding handles, hinges, aluminum and steel based edge frame assemblies, electrical connectors and fasteners. The production of molded framed glass products involves two primary molding processes: Reaction Injection Molding ("RIM") and High Pressure Injection Molding ("HPIM"). Both processes provide a "surround" to the glass panes that incorporates the styling, sealing and mechanical attachment features of the product. Dura's ability to utilize either process provides OEMs with the maximum advantage in terms of cost, styling imperatives and robustness. The glass panes used in the production of Dura's glass systems are primarily purchased from outside suppliers. Dura produces certain of its RVSV glass panes internally.

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

  QUALITY

     The automotive industry has established a global quality management system requirement known as ISO/TS 16949:2002. This requirement was specifically designed by the automotive sector and is recognized by all automotive manufacturers worldwide. Independent auditors must register suppliers as ISO/TS 16949:2002 compliant, no later than December 31, 2006 as a condition of doing business with specific automotive customers. Third party registration can only be obtained by demonstrating continuous improvement in manufacturing capability and support processes. Dura achieved ISO/TS 16949:2002 registrations at over 90% of its global automotive facilities as of December 31, 2004. The remaining facilities will transition by December 31, 2005. In addition, Dura maintains registration to the ISO 9000 quality management system for facilities that serve the RVSV markets.

     Dura's facilities have been recognized by its customers with various awards, such as the DaimlerChrysler Gold Award, GM Target for Excellence, Honda Delivery Performance Award, Isuzu Quality Achievement Award, Lear Hall of Fame Award, Nissan Quality Master Award, Nummi Delivery Performance Award, Subaru Quality Achievement Award, Toyota Quality Performance Achievement and Volkswagen Premier Supplier Award. Dura has also received an "A" rating at Peugeot and Renault.

     Moreover, Dura's RVSV group has been the recipient of Fleetwood Industries Circle of Excellence: Quality Supplier Award for many years as well as WDA Supplier of the Year.

     Dura maintains an environmental management system at its automotive manufacturing locations. The system meets the ISO-14001 standard and is registered by independent auditors. The system assists Dura in being a clean corporate citizen and provides a framework for managing environmental aspects.

  COMPETITION

     Dura operates in a highly competitive environment. Dura principally competes for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the OEMs manufacture such models for the public.

Once a supplier has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for Dura's products include product quality and reliability, cost, timely delivery, technical expertise and development capability, new product innovation and customer service. The number of Dura's competitors has decreased due to the supplier consolidation resulting from changing OEM policies. Some of our competitors have substantial size, scale and financial resources.

     In addition, there is substantial and continuing pressure by the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as Dura. Historically, Dura has been able to generate sufficient production cost savings to offset these price concessions.

     Dura is a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules, exterior trim systems and appliances for the global automotive and RVSV industries. Set forth below is a brief summary of Dura's most significant competitors in several major product categories:

  (1) Driver Control Systems:

     Automotive Cables. Dura is the leading producer of automotive cables in both North American and Europe. Major competitors include Teleflex Incorporated ("Teleflex"), Ficosa International, S.A. ("Ficosa") and Hi-Lex Corporation ("Hi-Lex") in North America and Kuester & Co. GmbH ("Kuester"), Ficosa and Sila Holding Industriale ("Sila") in Europe.

     Parking Brakes. Dura is the leading producer of parking brakes in North America. Traditional parking brake competitors include Flex-N-Gate, Magna International Inc. ("Magna"), Ficosa, Otscon and Aisin Seiki. Competitors in the electronic parking brake market include Kuester, TRW and Siemens VDO.

     Transmission Shifters. Dura is a leading producer of transmission shifters in North America. Major competitors include Grand Haven Stamped Products, Teleflex, and Tokai Rika. Dura's competitors in Europe include Teleflex, Ficosa, and Sila.

     Pedal Systems. Dura's primary competitors in pedal systems include Teleflex, KSR and Magna in North America.

  (2) Seating Control Systems:

     Dura's primary competitors are the in-house operations of Lear, Intier (Magna), JCI, and Faurecia. In addition, independent competitors include Brose Fahrzeagteile Glaswerke GmbH & Co. ("Brose"), C. Rob Hammerstein GmbH & Co. KG, Fischer and Keiper Recaro GmbH & Co.

  (3) Glass Systems:

     Dura's primary competitors in glass systems are Magna, Pilkington, PPG Inc., Guardian Industries, Inc. and Hehr International, Inc. in North America and Sekurit and Pilkington in Europe.

  (4) Engineered Assemblies:

     Hood Latches. Dura is a leading producer of hood latches in North America. Dura's primary competitors include Magna, Aisen Seiki and Pyeong HWA.

     Jacks. Dura is a leading producer of jacks in North America. Dura's primary competitors include Flex-N-Gate and Bosal.

     Tire Carriers. Dura is a leading producer of tire carriers in North America. Dura's primary competitors are Flex-N-Gate, Mivrag Cold Forming Technology Ltd., Edscha and Fabco.

     Hardware. Dura is a leading producer of RVSV hardware in North America. Dura's primary competitors include Cequent (TriMas Corporation), Shelby Industries and Lippert Components, Inc.

  (5) Structural Door Modules:

     In this product group, Dura competes in door modules and window lift systems as well as other product areas. The primary competitors for door modules in North America and Europe include Brose, Delphi, ArvinMeritor, Magna, Matra, Wagon, Amerimax and Phillips and for window lift systems in North America, Dura competes with ArvinMeritor, Brose, Hi-Lex and Magna.

  (6) Exterior Trim Systems:

     Dura's primary competitors in Europe for roof trim moldings, side frame trim, A, B, & C-pillar cappings and body color trim include WKW and Aries.

  (7) Appliances:

     Dura's primary competitors for RVSV appliances include Suburban Manufacturing (division of Airxcel) and Maytag Appliances/Magic Chef RV Products.

     Dura's competitors in Asia and South America include many of the same companies listed above by product category, who have opened facilities or formed joint ventures in these regions with existing manufacturers.

  SUPPLIERS AND RAW MATERIALS

     Dura's principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production and (3) glass in window systems. Dura does not manufacture or sell primary glass. The types of steel Dura purchases include hot and cold rolled, galvanized, organically coated and aluminized steel. In general, the wire used by Dura is produced from steel with many of the same characteristics with the exception that it has a higher carbon content. Dura utilizes plastic resin to produce the protective coating for cables and transmission shifter components. Dura employs just-in-time manufacturing and sourcing systems enabling it to meet customer requirements for faster deliveries while minimizing its need to carry significant inventory levels. Dura does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

     Overall, raw steel and purchased parts with steel content accounted for the most significant component of Dura's raw materials costs in 2004. Steel prices increased significantly during 2004 to historical highs. This increase had a negative impact on Dura's gross profit in 2004. Due to increased steel prices in 2004 and continuing into 2005, Dura has entered into shorter term, 3 to 6 month supply agreements in 2005 with steel service centers. These arrangements do not contain minimum purchase requirements. These relationships allow Dura to order precise quantities and types of steel for delivery on short notice, thereby permitting Dura to maintain lower inventories. In addition, Dura occasionally "spot buys" steel from service centers to meet customer demand, engineering changes or new part tool trials. Dura established a five-point strategy early in 2004 in an effort to mitigate the effect of rising steel prices on its results of operations. This strategy included delaying increases from raw material suppliers; working to minimize the increase from suppliers of purchased parts with steel content; selling steel offal and scrap at the highest possible price; increase cost reduction programs throughout the business; and lastly negotiate price relief from customers. Dura's results of operations will continue to be adversely affected by higher steel prices unless it is successful in passing along these increases to Dura's customers or otherwise offset these operating costs.

     Other raw materials or components purchased by Dura include tools and dies, motors, fasteners, springs, rivets and rubber products, all of which are available from numerous sources.

  PRODUCT WARRANTY MATTERS

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

     The following are recent product warranty matters:

     In June 2000, Dura settled two product recall matters involving speed control and secondary hood latches manufactured for Ford through a cost sharing agreement with Ford. In connection with the settlement, Dura paid $40.0 million ($20 million in July 2000, followed by three equal payments totaling $20 million in July 2001, July 2002 and July 2003) to resolve Ford's claims relating to these recalls.

     In September 2002, Dura settled a product recall matter involving a parking brake mechanism manufactured for Land Rover (Ford). In connection with the settlement, Dura agreed to pay Pound Sterling 2.8 million (approximately $4.5 million) and in return, Dura received a release from further liability as a result of this recall.

     In December 2002, Renault-Nissan issued a claim to Dura requesting payment for a recall of its Almera and Tino vehicles due to alleged malfunctions of the parking brake mechanism. This recall included approximately 125,000 vehicles manufactured world-wide. In September 2004, Dura settled this matter with Renault-Nissan. Dura agreed to pay Euro 3.0 million (approximately $3.7 million) and in return, Dura received a release from further liability as a result of this recall.

     In September 2004, Lear issued a letter to Dura requesting participation by Dura relating to a recall of Ford Windstar vehicles involving seat latches. The recall included approximately 335,000 vehicles. Dura has conducted its own investigation of this matter and believes it has met Lear's specific design specifications. Based on these facts, Dura believes it has no responsibility for this recall.

     In January 2005, Ford notified Dura of a field service action on its Explorer vehicle due to alleged malfunction of the rear liftgate that was manufactured by Dura. The field action was instituted by Ford in September 2004 on a maximum of 956,000 vehicles. Ford has alleged that Dura has some responsibility for the malfunction but has not quantified what amount it is seeking from Dura. Dura is currently reviewing the materials provided to it by Ford in January 2005, and has recently requested additional information from Ford with respect to this matter. Based on its investigation of the matter to date, Dura does not believe that it has any responsibility for this matter; however, because Dura's review of this matter is not complete, it is unable to predict the ultimate resolution.

  ENVIRONMENTAL MATTERS

     Dura is subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. While Dura devotes resources designed to maintaining compliance with these requirements, there can be no assurance that Dura operates at all times in complete compliance with all such requirements. Dura could be subject to potentially significant fines and penalties for any noncompliance that may occur. Although Dura has made and will continue to make capital and other expenditures to comply with environmental requirements, Dura does not expect to incur material capital expenditures for environmental controls in 2005.

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

     In 1998, Dura acquired Universal. The seller in the Universal transaction agreed to indemnify Dura for environmental liabilities arising from the operation of the acquired facilities prior to the acquisition. Following the acquisition, pursuant to the indemnity, the seller continued to address certain environmental matters, including the cleanup of TCE-contaminated soil at Dura's Butler, Indiana facility. In 1998, the seller filed for reorganization under the federal bankruptcy laws and ceased performing its obligations under the indemnity. In March 1999, the seller requested bankruptcy court approval to reject their contractual indemnity obligations to Dura. Subject to Dura's right to seek repayment in the bankruptcy proceeding, it is likely that Dura will be responsible for completing the cleanup at its Butler facility. Although Dura cannot provide complete assurance, it does not expect costs to complete the cleanup will be material.

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

  SEASONALITY

     Essentially all of Dura's business is directly related to automotive and RVSV OEM production, which has demonstrated seasonality and is highly cyclical and depends on general economic conditions, consumer spending and confidence. Any significant reduction in vehicle production by automotive and RVSV OEMs would have a material adverse effect on Dura's business.

     Dura's business is moderately seasonal as its primary North American customers historically halt operations for approximately two weeks in July for vacations and model changeovers and its European customers generally reduce production during the month of August. Accordingly, third quarter results may reflect this cyclicality.

  EMPLOYEES

     As of December 31, 2004, Dura employed approximately 8,800 people in North America, 7,200 in Europe and 1,000 in other regions of the world. A substantial number of Dura's employees are members of unions. In the U.S. and Canada, Dura has collective bargaining agreements with several unions including: the UAW; the CAW; and the International Association of Machinists and Aerospace Workers. Virtually all of Dura's unionized facilities in the U.S. and Canada have a separate contract with the union which represents the workers employed there, with each such contract having an expiration date independent of its other labor contracts. The majority of Dura's European and Mexican employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. Although Dura believes that its relationship with its union employees is generally good, there can be no assurance that Dura will be able to negotiate new agreements on favorable terms. In the event Dura is unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on the operations of Dura.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                        AGE                   POSITION(S)
----                                        ---                   -----------
Lawrence A. Denton........................  54    President, Chief Executive Officer and
                                                  Director
Keith R. Marchiando.......................  42    Vice President, Chief Financial Officer and
                                                  Assistant Secretary
John J. Knappenberger.....................  58    Vice President
Theresa L. Skotak.........................  47    Vice President
Milton D. Kniss...........................  57    Vice President and President -- Control
                                                  Systems Division
Alfred C. Liddell.........................  52    Vice President and President -- Atwood
                                                  Mobile Products Division
Jurgen von Heyden.........................  57    Vice President and President -- Body &
                                                  Glass Division

     Lawrence A. Denton joined Dura as President and Chief Executive Officer in January 2003. From 1996 until 2002, Mr. Denton was President of Dow Automotive, a $1.3 billion business unit of The Dow Chemical Company. Prior to that, he spent 24 years with Ford, where he held a variety of senior management positions with increasing responsibility in manufacturing, quality, sales and marketing, engineering and purchasing. Mr. Denton is also currently a member of the Board of Directors of the Original Equipment Suppliers Association, the Motor & Equipment Manufacturer's Association, Kettering University, the Detroit Economic Club and Autotemp Company.

     Keith R. Marchiando was appointed Vice President and Chief Financial Officer effective March 1, 2005. Mr. Marchiando served as Dura's vice president and corporate controller since joining Dura in April 2003. Prior to joining Dura, in 1997 Mr. Marchiando joined The Dow Chemical Company and was instrumental in the formation of Dow Automotive, a $1.3 billion business unit, where he held the position of global finance director. Mr. Marchiando began his career at Ford in 1990, where he held finance positions of increasing responsibility in manufacturing, purchasing and product development.

     John J. Knappenberger has served as Vice President of Administration of Dura since December 1995. Mr. Knappenberger assumed responsibility for sales and marketing in June 1997 and information technology in March 1999. Prior to joining Dura, Mr. Knappenberger was Director of Quality for Carrier Corporation's North American Operations, manufacturers of heating and air conditioning systems, from February 1992. From 1985 to 1991, Mr. Knappenberger was employed by TRW, a supplier of components to the automotive industry, beginning as Director of Quality in 1985 for the Steering and Suspension Division and becoming Vice President, Quality for the Automotive Sector in 1990.

     Theresa L. Skotak has served as Vice President of Human Resources since May 2002. From March 1999 until May 2002 Ms. Skotak served as Director of Corporate Human Resources and from April 1997 until March 1999, Ms. Skotak served as Director of Human Resources for Excel. Prior to that Ms. Skotak was the Director of Human Resources, N.A. for the Assembly and Test Division of Lucas Industries.

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

     Alfred C. Liddell has served as Vice President of Dura and President of the Atwood Mobile Products Division since January 2004. From July 2003 to January 2004, Mr. Liddell was Vice President of Operations of the Atwood Mobile Products Division. From October 2000 to July 2003, Mr. Liddell served as Vice President of Control Systems, Europe. Mr. Liddell joined Dura in 1986 and served as Director of Operations for the Cable Business Unit from 1996 to 1998, the Shifter Business Unit from 1998 to 1999 and the Body and Glass N.A. Business Unit from 1999 to 2000.

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

(B) SAFE HARBOR PROVISIONS

     Forward-looking statements included in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by use of the words such as "may," "will," "should," "expect," "anticipate," "believe," "estimate" and similar words, although some forward-looking statements may be expressed differently. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to:

     - Reliance on Major Customers and Selected Vehicle Programs. Dura's largest customers, Ford, GM, Lear, Volkswagen and DaimlerChrysler, represented approximately 19 percent, 12 percent, 11 percent, 9 percent and 8 percent, respectively, of Dura's 2004 revenues. Any significant reduction in the demand for vehicles manufactured by Ford, GM, DaimlerChrysler or Volkswagen or products manufactured by Lear for which Dura produces components and assemblies or for certain other key vehicle models or groups of related vehicle models sold by any of Dura's other major customers could have a material adverse effect on Dura's existing and future revenues and net income.

     - Industry Cyclicality and Seasonality. The automotive and RVSV end customer markets are highly cyclical and both markets are dependent on consumer spending. Economic factors adversely affecting automotive and RVSV production and consumer spending could adversely impact Dura. Dura typically experience decreased volumes during the third quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers. In addition, because Dura has significant fixed production costs, relatively modest declines in its customers' production levels can have a significant adverse impact on its profitability.

     - Failure to Obtain Business Related to New and Redesigned Model Introductions. The failure of Dura to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect Dura.

     - Highly Competitive Vehicle Supply Industry. The vehicle component supply industry is highly competitive. There is substantial and continuing pressure from the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as Dura. If Dura is unable to generate sufficient cost savings in the future to offset price reductions, its gross margin could be adversely affected.

     - Failure to Obtain Raw Materials at Favorable Prices. Numerous raw materials are used in the manufacture of Dura's products. Dura's principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production and (3) glass in window systems. The types of steel Dura purchases includes hot and cold rolled, galvanized, organically coated and aluminized steel. Overall, raw steel and purchased parts with steel content accounted for the most significant component of Dura's raw material costs in 2004. The domestic steel industry has experienced substantial financial instability due to numerous factors, including energy costs and the effect of foreign competition and demand. The prices of Dura's principal raw materials continually fluctuate. Moreover, Dura may be materially and adversely affected by the failure of its suppliers to perform as expected. In addition, Dura may be unable to pass on the increased costs of raw materials to its customers. Dura's inability to pass on increased raw material costs to its customers could adversely affect its business, results of operations and financial condition.

     - Product Liability Exposure. Dura faces an inherent business risk of exposure to product liability claims from its customers and consumers in the event that its products allegedly fail to perform to specifications or result in personal injury or death, and there can be no assurance that Dura will not experience material product liability losses in the future or that Dura will not incur significant costs to defend these claims. In addition, if any Dura designed products are or are alleged to be defective, Dura may be required to participate in a product recall involving those products. Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more system integration functions, OEMs are increasingly looking to their suppliers for contribution when faced with product recalls, product liability or warranty claims. Dura cannot assure you that the future costs associated with providing product warranties will not be material.

     - Work Stoppages and Other Labor Matters. A significant number of Dura's employees are unionized. Dura cannot assure you that it will not encounter strikes, further unionization efforts or other types of conflicts with labor unions or its employees. Any of these factors may have an adverse effect on Dura or may limit Dura's flexibility in dealing with its workforce. In addition, many OEMs and their suppliers have unionized workforces. Work stoppages or slow-downs experienced by Dura's customers or their other suppliers could result in slow-downs or closures of assembly plants where Dura's products are included in assembled vehicles. In the event that one or more of Dura's customers experience a material work stoppage, such work stoppage could have a material adverse effect on Dura's business.

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

      - Foreign customers may have longer payment cycles than customers in the U.S.;

      - Tax rates in certain foreign countries may exceed those in the U.S. and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

      - General economic and political conditions in countries where Dura operates may have an adverse effect on its operations in those countries;

      - The difficulties associated with managing a large organization spread throughout various countries; and

      - Required compliance with a variety of foreign laws and regulations.

     In addition, Dura generates a significant portion of its revenues and incurs a significant portion of its expenses in currencies other than U.S. dollars. To the extent that it is unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on Dura's financial results. The strengthening of the European currencies in relation to the U.S. dollar had a positive impact on Dura's revenues in 2004 and a negative impact on gross profit and consolidated debt levels.

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

     Dura believes that the productive capacity and utilization of its facilities is sufficient to allow Dura to conduct its operations in accordance with its business strategy. All of Dura's owned facilities are subject to liens under its revolving credit facility ("2003 Credit Agreement"). The following table shows the principal facilities of Dura as of December 31, 2004:

                                                              NUMBER OF
COUNTRY                                                         SITES
-------                                                       ---------
Brazil......................................................      1
Canada......................................................      3
China.......................................................      1
Czech Republic..............................................      3
France......................................................      3
Germany.....................................................      9
Mexico......................................................      3
Portugal....................................................      2
Slovakia....................................................      1
Spain.......................................................      3
United Kingdom..............................................      2
United States...............................................     28
                                                                 --
  Total.....................................................     59
                                                                 ==

     Dura's manufacturing facilities have a combined square footage in excess of 7,305,000, approximately 82 percent of which is owned and approximately 18 percent is leased. Going forward, Dura will continue to evaluate its worldwide capacity utilization and may consolidate the operations of certain of its manufacturing facilities and technical centers.

     In some cases, several of Dura's manufacturing sites, technical centers and/or product development centers and sales activity offices are located at a single multi-purpose site. As of December 31, 2004, Dura had sites that contain technical design and development capabilities in each of the major regions that support customers around the world.

     Dura believes that substantially all of its property and equipment is in good condition and that it has sufficient capacity to meet its current manufacturing needs. Utilization of Dura's facilities varies with automotive and RVSV production volumes and general economic conditions.

ITEM 3.  LEGAL PROCEEDINGS

     Dura is involved in routine litigation incidental to the conduct of its business. Dura does not believe that any litigation to which it is currently a party will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of 2004.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock is traded on The Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "DRRA." The following table sets forth, for the periods indicated, the low and high closing sale prices for the Class A common stock as regularly quoted on Nasdaq.

                                                               LOW      HIGH
                                                              ------   ------
2004
  First Quarter.............................................  $12.01   $16.60
  Second Quarter............................................    8.77    13.61
  Third Quarter.............................................    7.10     9.15
  Fourth Quarter............................................    6.51    10.87
2003
  First Quarter.............................................  $ 5.50   $11.08
  Second Quarter............................................    5.35    10.40
  Third Quarter.............................................    9.52    11.78
  Fourth Quarter............................................    9.00    13.19

     As of March 1, 2005, there were approximately 906 holders of record of the outstanding Class A common stock.

     Dura has not declared or paid any dividends on its Common Stock in the past and does not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of Dura. In addition, Dura's ability to pay dividends is limited under the terms of the $400.0 million 8 5/8 percent senior unsecured notes ("Senior Notes") indenture and $458.5 million and Euro 100.0 million 9 percent senior subordinated notes ("Subordinated Notes") indenture and by the terms of its 2003 Credit Agreement. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial data for Dura presented below for, and as of the end of each of the years in the five-year period ended December 31, 2004, is derived from Dura's Consolidated Financial Statements which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. The consolidated financial statements at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and the independent auditor's report thereon are included elsewhere in this report. The consolidated financial statements at December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and Dura's Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report. The comparability of the information in the table below is impacted by (i) the adoption of certain new accounting pronouncements, including Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002, Financial Accounting Standards Board ("FASB") Interpretations ("FIN") 46, "Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin No. 51", ("FIN 46") effective December 31, 2003, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64; Amendment of FASB Statement No. 13; and Technical Corrections" and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS No. 146") effective January 1, 2003, (ii) Dura's disposal of the Mechanical Assemblies Europe business, which has been accounted for as a discontinued operation, and (iii) the Creation Group acquisition, all of which are more fully discussed in the Management's

Discussion and Analysis of Results of Operations and Financial Condition section included elsewhere in this report.

                                                      YEARS ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2004         2003         2002         2001         2000
                                   ----------   ----------   ----------   ----------   ----------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
INCOME STATEMENT DATA:
Revenues.........................  $2,492,543   $2,380,794   $2,360,323   $2,333,705   $2,465,416
Cost of sales....................   2,214,113    2,089,243    2,035,021    2,013,585    2,084,428
S, G & A expense.................     150,489      154,935      135,571      134,380      153,931
Facility consolidation, product
  recall and other charges.......      21,817        9,252       16,121       24,119       14,948
Amortization expense.............         445          370          989       26,725       27,091
Operating income.................     105,679      126,994      172,621      134,896      185,018
Interest expense, net............      89,535       81,921       83,908      100,514      111,929
Loss on early extinguishment of
  debt...........................          --        2,852        5,520           --           --
Provision for income taxes.......       3,672       14,355       37,605       10,589       29,904
Income from continuing
  operations.....................      12,472       25,131       43,102       21,224       40,740
Income (loss) from discontinued
  operations, net of income
  taxes..........................        (749)      (2,793)    (126,581)     (10,005)       1,037
Cumulative effect of change in
  accounting, net of tax.........          --           --     (205,192)          --           --
Net income (loss)................      11,723       22,338     (288,671)      11,219       41,777
                                   ----------   ----------   ----------   ----------   ----------
Basic earnings per share from
  continuing operations..........  $     0.67   $     1.37   $     2.39   $     1.19   $     2.33
Diluted earnings per share from
  continuing operations..........  $     0.66   $     1.35   $     2.31   $     1.18   $     2.29

                                                          AT DECEMBER 31,
                                   --------------------------------------------------------------
                                      2004         2003         2002         2001         2000
                                   ----------   ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital..................  $  254,557   $  248,010   $  212,063   $   80,642   $  169,005
Total assets.....................   2,223,921    2,115,432    1,936,933    2,121,604    2,357,047
Long-term debt(a)................   1,195,617    1,192,876    1,069,054    1,012,127    1,156,826
Mandatorily Redeemable
  Convertible
  Trust Preferred
     Securities(a)...............                                55,250       55,250       55,250
Stockholders' investment.........     407,491      330,587      204,802      442,397      453,394

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

OVERVIEW

     Dura's results of operations were impacted by several global economic factors during 2004 including vehicle production volumes, steel pricing and foreign exchange.

     Total North American automotive vehicle production in 2004 was approximately 15.7 million units as compared to 15.9 million units in 2003 and
16.4 million units in 2002. North American vehicle production during 2004 continued to be favorably impacted by the ongoing sales incentives provided by the OEM's; however, the domestic OEM's continued to lose market share to the new domestic OEMs. European vehicle production was approximately 20.1 million units in 2004, 19.5 in 2003 and 19.2 million in 2002. Approximately 59% of Dura's total revenues were generated in North America during 2004 as compared to 60% in 2003 and 67% in 2002. The ratio decreased slightly versus the prior year as the impact of the stronger Euro and lower North American automotive production more than offset the impact of increased North American sales due to the full-year impact of the Creation Group acquisition completed in July 2003 and a record production year in the recreation vehicle industry. Dura's cost of production is higher in Europe as compared to North America; thus, its future profitability could be impacted as volumes change and /or as new business is awarded, should its current cost structure and revenue mix by geographic location remain consistent.

     Steel prices escalated in 2004 resulting in a negative impact to Dura's results of operations for the year. Dura established a five-point strategy early in 2004 in an attempt to mitigate the effect on gross profit; however, it was unable to completely offset the increases. In addition to the cost reduction efforts relating to steel, Dura is taking numerous actions to improve its cost structure, including the various restructuring activities and plant consolidations undertaken during 2004. These actions will continue into 2005 as Dura works to maximize its facility and asset utilization worldwide. From a geographic standpoint, the impact of steel was felt more severely in Dura's domestic operations as steel pricing increased more significantly in North America during 2004.

     Given the significance of Dura's operations in Europe, the strengthening of the Euro against the dollar during 2004 resulted in a $116.5 million positive impact to revenue as compared to 2003. Should the strength of the Euro stabilize at its current levels, or continue to increase in 2005, Dura would anticipate continued growth of the proportion of its revenues from Europe, resulting in a corresponding increase in cost of sales and downward pressure on gross margin for the reasons noted above. The strength of the Euro also has a significant impact on Dura's consolidated debt levels. At December 31, 2004, approximately $143.3 million of Dura's debt is denominated in Euro or other foreign currencies. The strengthening of the European currencies during 2004 had an approximate $10.4 million negative impact on Dura's total debt levels, holding all other factors constant.

  COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

     Revenues. Revenues for the year ended December 31, 2004 increased by $111.7 million, or 4.7 percent, to $2,492.5 million from $2,380.8 million for 2003. Factors that favorably impacted revenue in 2004 included the strengthening of foreign currencies in relation to the U.S. dollar of $116.5 million, the effect of the acquisition of the Creation Group of $84.8 million and a strengthening RVSV market of $18.8 million. Factors that offset these favorable items were the impact of lower North American production volumes and selling price reductions.

     Cost of Sales. Cost of sales for the year ended December 31, 2004 increased by $124.9 million, or 6.0 percent, to $2,214.1 million from $2,089.2 million for 2003. Cost of sales as a percentage of revenues for the year ended December 31, 2004 was 88.8 percent, which is slightly up compared to 87.8 percent for 2003. The increase is due to the strengthening of foreign currencies in relation to the U.S. dollar of approximately $96.7 million, the acquisition of the Creation Group and the impact of elevated steel pricing. These increases were partially offset by operational and purchasing cost reductions.

     Selling, General, and Administrative Expense. Selling, general, and administrative expenses for the year ended December 31, 2004 decreased by $4.4 million, or 2.9 percent, to $150.5 million from $154.9 million in 2003. As a percentage of revenue, selling, general and administrative expenses decreased to
6.0 percent for 2004, compared to 6.5 percent for 2003. The decrease as a percentage of sales is primarily the result of Dura's continued effort to redeploy or eliminate certain of its selling, general and administrative expenses and lower employee benefit costs, partially offset by the impact of foreign exchange. Dura's goal is to reallocate certain of its selling, general and administrative expenses to further support organic growth while maintaining a 6.0 percent expense as a percentage of revenue.

  Facility Consolidation and Other Charges.

     Facility Consolidations: During the fourth quarter of 2004, Dura closed its Bondoufle, France sales and engineering facility and relocated to Velizy, France, which is located near its French OEM customers. This action resulted in a restructuring charge of $0.3 million related to facility closure and other costs.

     During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a restructuring charge of $1.5 million and $2.5 million in the second and third quarters of 2004, respectively, relating primarily to severance, which completed the facility consolidation charges to be incurred related to this action. Additionally, there was a $0.2 million adjustment to decrease the reserve in the fourth quarter of 2004. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $2.1 million in severance related costs. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a restructuring charge of $1.7 million, $1.2 million, and $0.8 million in the second, third and fourth quarters of 2004, relating primarily to severance. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $1.7 million in severance related costs. Dura also expensed as incurred approximately $0.3 million and $1.8 million of facility closure and other costs in the third quarter and fourth quarters of 2004, of which $0.2 million is related to equipment write-downs. Dura expects to incur additional restructuring charges related to the exit of the Rockford facilities of approximately $0.9 million relating to severance and facility closure costs through December 31, 2005.

     During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million, $0.4 million, $0.2 million and $0.2 million in the first, second, third and fourth quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in each of the second, third and fourth quarters of 2004. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $0.2 million in severance related costs. Dura expects to incur $0.3 million of additional restructuring charges associated with the exit of the Brookfield facility through December 31, 2005. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $0.8 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second and third quarters of 2004, combined. Netted in this charge is an additional $0.2 million related to fixed asset write-downs and a $0.2 million adjustment to reduce the facility consolidation charge in the third quarter. Dura does not expect to incur any additional restructuring charges related to the exit of the Pikeville facility.

     During the fourth quarter of 2003, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $0.7 million in severance related costs. In continuation of these actions, Dura recorded an additional restructuring charge of $0.2 million for facility closure and other costs and adjusted the severance reserve down by $0.2 million in the second quarter of 2004. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Melun facility through March 31, 2005.

     During the fourth quarter of 2003, in order to improve capacity utilization, Dura announced a plan to restructure its Pamplona, Spain facility and combine certain businesses with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $1.3 million, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $0.2 million of facility closure and other costs incurred during the fourth quarter of 2003. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $1.1 million in severance related costs. Dura expects to incur no additional restructuring charges related to this action.

     In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny, France facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $2.3 million in facility closure and other costs including the impact of foreign exchange. In continuation of these actions, Dura expensed as incurred approximately $0.3 million and $0.1 million in the first and second quarters of 2004, respectively, of additional facility closure and other costs, which completed the facility consolidation charges to be incurred related to this action.

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

     During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During 2004, Dura continued such actions and recorded $0.2 million and $0.4 million in the first and third quarters, respectively, of additional restructuring charges for severance related costs. Dura also expensed as incurred $0.1 million, $0.2 million, and $0.1 million in the first, second and fourth quarters of 2004, respectively, related to severance costs and $0.2 million of facility closure and other costs in the first quarter of 2004. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $1.7 million in severance related costs and $1.4 million in facility closure and other costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Fulton facility.

     Costs incurred and charged to the reserve related to the consolidation of the Livonia, Michigan facility as of December 31, 2003 amounted to $0.7 million in severance related costs. The decision to exit the Livonia facility resulted in a reduction in the work force of approximately 10 salaried and 88 hourly employees, all of which have been terminated as of December 31, 2003. The restructuring actions were completed by December 31, 2003.

     During the third quarter of 2002, in order to improve capacity utilization, Dura announced a plan to combine its Benton Harbor, Michigan and Butler, Indiana facilities in North America. This action resulted in a third quarter 2002 restructuring charge of $1.1 million, including severance of $0.6 million and facility closure costs of $0.5 million, accounted for in accordance with Emerging Issues Task Force ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). Additionally, Dura expensed as incurred certain equipment relocation costs of $0.1 million. The decision to close the Benton Harbor facility resulted in a reduction in the work force of approximately 12 salaried and 44 hourly employees, all of which have been terminated as of December 31, 2003. The restructuring actions were completed by September 30, 2003. Dura expensed as incurred certain equipment relocation costs of $0.3 million and other costs of $0.4 million during the fourth quarter of 2002, and an additional $0.1 million of other costs during the first quarter of 2003 related to the closure of the Benton Harbor facility. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $0.6 million in severance related costs and $0.5 million in facility closure costs. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations.

     Asset Impairments: During 2004, Dura recorded $7.1 million in asset impairment charges related to building write-downs for the facility consolidation actions taken during 2004 and 2003. These costs are reflected as facility consolidation and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144").

     Amortization Expense. Amortization expense for the year ended December 31, 2004 was $0.4 million, which is unchanged compared to $0.4 million in 2003.

     Interest Expense. Interest expense for the year ended December 31, 2004 increased by $7.6 million, or 9.3 percent, to $89.5 million from $81.9 million in 2003. The increase in interest expense is due to the prospective classification of the Minority Interest - Dividends on Trust Preferred Securities included as a component of interest expense on a gross basis in accordance with Dura's adoption of FIN 46 effective December 31, 2003. In addition, interest expense increased due to higher average interest rates on LIBOR based borrowings during 2004.

     Loss on Early Extinguishment of Debt. The loss for the year ended December 31, 2003 represents the write-off of debt issuance costs in connection with the termination of Dura's existing amended and restated $1.15 billion credit agreement entered into in March 1999 ("1999 Credit Agreement") (see Liquidity and Capital Resources below).

     Income Taxes. The effective tax rate for the year ended December 31, 2004 was 22.7 percent compared to the 2003 effective tax rate of 34.0 percent. The 2004 rate was favorably impacted by a tax holiday benefit in the Czech Republic, the impact of tax planning strategies and the overall mix of income and loss between the U.S. and foreign operations. In addition, during 2004, Dura experienced higher earnings in certain jurisdictions where effective tax rates are lower than the U.S. effective tax rate.

     Minority Interest. Minority interest for the year ended December 31, 2004 has been classified as a component of interest expense on a gross basis in accordance with Dura's adoption of FIN 46 effective December 31, 2003. Minority interest for the year ended December 31, 2003 represents dividends, net of income tax benefits, on the $55.3 million 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

     Income from Continuing Operations. Income from continuing operations for the year ended December 31, 2004 decreased by $12.7 million, or 50.4 percent, to $12.5 million from $25.1 million in 2003. The decrease is primarily due to weaker North American automotive production volumes and elevated steel pricing as described above. These decreases to income from continuing operations were partially offset by a decrease in the provision for income taxes, also described above.

     Discontinued Operations. Discontinued operations for the year ended December 31, 2004 was a loss of $0.7 million, an improvement of $2.1 million, or
73.2 percent from the loss of $2.8 million in 2003. These amounts relate to adjustments associated with the March 2003 divestiture of Dura's Mechanical Assemblies Europe business. The adjustments principally related to the finalization of certain retained liabilities of the discontinued operations in 2004. We do not believe that future charges will be significant.

     The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144. The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the consolidated statements of operations.

     At December 31, 2004, Dura had remaining reserves related to the divestiture of the Mechanical Assemblies Europe business of $18.7 million, primarily related to the facilities retained by Dura, principally lease costs, and are anticipated to be completed in 2021. Also included in the $18.7 million is $3.0 million of acquisition integration reserves related to facility closures. The reserve as of December 31, 2004 includes an increase related to foreign exchange of $0.5 million and net adjustments to the long-term lease commitment and other reserves of $1.2 million. Costs incurred and charged to the reserve during 2004 included $1.3 million related to facility closure and other costs and a $0.6 million adjustment to decrease the reserve.

     New Accounting Pronouncements. In December 2004, the FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123")with SFAS No. 123R: Share Based Payment ("SFAS No. 123R"). This Statement supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. Dura is required to adopt SFAS No. 123R as of July 1, 2005. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. Dura may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. Dura is in the process of determining which method of adoption it will elect (see Note 6 to the consolidated financial statements for SFAS No. 123 required disclosures).

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS No. 151"). This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges. The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by Dura beginning in fiscal year 2006. Dura does not believe the adoption of this Statement will have a material impact on its consolidated financial position or results of operations.

     In May 2004, the FASB issued FASB Staff Position ("FSP") FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". This FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"), to employers that sponsor postretirement health care plans where the prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The FSP also requires certain disclosures related to the impact of the Act. Dura adopted this FSP on July 1, 2004. The adoption of this FSP did not have a material impact on Dura's consolidated balance sheet or results of operations.

     In December 2003, the FASB issued SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits -- An Amendment of FASB Statements No. 87, 88, and 106" ("SFAS No. 132(R)")a revision to SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits -- An Amendment of FASB Statements No. 87, 88, and 106" ("SFAS No. 132"). SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS No. 87"),

SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" ("SFAS No. 88"), and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106") and retains the disclosure requirements contained in SFAS No.
132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. Dura has included the required disclosures in Note 12 to its consolidated financial statements. The adoption of SFAS No. 132(R) did not impact Dura's consolidated balance sheet or results of operations.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) freestanding financial instruments that embody obligations for the issuer. Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on Dura's consolidated balance sheet or results of operations.

     In January 2003, the FASB issued FIN 46. The Interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FIN 46-6, "Effective Date of FIN 46, Consolidation of Variable Interest Entities" ("FIN 46-6"). FIN 46-6 extended the required effective date of FIN 46 for variable interest entities created or acquired prior to February 1, 2003. Dura was required to apply FIN 46 to such entities effective December 31, 2003. The application of FIN 46 resulted in a reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority
Interest -- Dividends on Trust Preferred Securities, Net has been classified in the statement of operations as a component of interest expense on a gross basis, for periods subsequent to December 31, 2003.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS No. 148"), which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of the new disclosure provisions of SFAS No. 148 did not impact Dura's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on Dura's consolidated balance sheet or results of operations.

     In June 2002, the FASB issued SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. During 2003, Dura applied the provisions of SFAS No. 146 in connection with its various facility consolidation initiatives, and will continue to apply the provisions of SFAS No. 146 should additional exit or disposal activities be initiated in the future.

     In April 2002, the FASB issued SFAS No. 145. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB Opinion No. 30 "Reporting Results of Operations" ("APB No. 30"). This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for Dura beginning January 1, 2003. The application of this statement resulted in a reclassification of the loss on early extinguishment of debt recorded during 2002 of $5.5 million from an extraordinary item to a component of income from continuing operations. In addition, in connection with the termination of Dura's 1999 Credit Agreement, Dura wrote off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003, which was also classified as a component of income from continuing operations in accordance with this statement.

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

     During the third quarter of 2003, in order to improve capacity utilization, Dura announced a plan to exit its Mount Carroll, Illinois facility and combine the business with other Dura operations. This action resulted in a third quarter 2003 restructuring charge of $0.4 million relating to severance. In continuation of these actions, Dura recorded $0.2 million of additional restructuring charges related to severance in the fourth quarter of 2003. Dura also expensed as incurred certain facility closure and other costs of $0.2 million during the third quarter of 2003. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $0.6 million in severance costs. The restructuring actions were complete as of December 31, 2004.

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

     Loss on Early Extinguishment of Debt. The loss for the year ended December 31, 2003 represents the write-off of debt issuance costs in connection with the termination of Dura's 1999 Credit Agreement. The loss for the year ended December 31, 2002 represents the write-off of debt issuance costs in connection with the repayment of a portion of the borrowings outstanding under the existing 1999 Credit Agreement (see Liquidity and Capital Resources below).

     Income Taxes. The effective tax rate for the year ended December 31, 2003 was 34.0 percent compared to the 2002 effective tax rate of 45.2 percent. The decrease in the rate relates to the mix of income and loss among Dura's North American and European tax jurisdictions and the impact of tax planning strategies slightly offset by not benefiting losses in certain locations and increases in valuation allowances in certain tax jurisdictions.

     Minority Interest. Minority interest for the years ended December 31, 2003 and 2002 represents dividends, net of income tax benefits, on the $55.3 million 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") which were issued on March 20, 1998.

     Income from Continuing Operations. Income from continuing operations for the year ended December 31, 2003 decreased by $18.0 million, or 41.7 percent, to $25.1 million from $43.1 million in 2002. The decrease is primarily due to weaker automotive production volumes in North America and Europe and increases in selling, general and administrative expenses, all as described above. These decreases to income from continuing operations were partially offset by a decrease in the provision for income taxes, also described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     During 2004, Dura provided cash from operations of $109.2 million, compared to $134.3 million in 2003. Cash generated from operations before changes in working capital items was $96.2 million for 2004 compared to $115.3 million for 2003. Working capital generated cash of $13.0 million in 2004 compared to $19.0 million in 2003. This slight increase in cash generated from working capital is primarily the result of the timing of accounts receivable and cash payments partially offset by an increase in inventory due to certain facility consolidation actions and the strengthening of the European currencies in relation to the U.S. dollar.

     Net cash used in investing activities was $80.5 million for 2004 as compared to $125.5 million in 2003. In 2004, $13.3 million was used for acquisitions, of which $12.6 million was used for the final purchase price for the Reiche acquisition and $0.7 million was used for the working capital adjustment for the Creation Group acquisition. This compares to the $57.8 million that was used for the acquisition of the Creation Group, in 2003. Net capital expenditures totaled $67.2 million in 2004 compared to $67.7 million in 2003. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs.

     Net cash used in financing activities totaled $16.9 million for 2004 as compared to $38.6 million provided in 2003. The net cash used in 2004 was principally for the net repayment of outstanding indebtedness of $18.7 million partially offset by proceeds from stock option exercises of $2.4 million. Net cash provided in 2003 was primarily related to financing activities during 2003 as a result of cash provided from the offering of 8 5/8 percent senior unsecured notes ("2003 Senior Notes"), due April 2012 of $50.0 million and proceeds from stock option exercises of approximately $2.1 million partially offset by debt issuance costs incurred related to issuance of the 2003 Senior Notes of approximately $4.9 million and net repayments of outstanding indebtedness of approximately $8.2 million.

     Net cash flow used in discontinued operations was $0.7 million for 2004 as compared to $3.3 million provided in 2003. The net cash flow from discontinued operations in 2004 is the result of less favorable settlements of retained liabilities. The net cash flow from discontinued operations in 2003 is a result of the realization of the net current assets of discontinued operations existing at December 31, 2002 of approximately $6.1 million, partially offset by the loss from operations incurred during 2003 prior to the disposal. The loss from operations is net of adjustments resulting from final negotiations surrounding the disposal of approximately $1.0 million and net negative adjustments recorded during 2003 as a result of less favorable settlement of retained liabilities than anticipated of approximately $1.8 million.

     In March 1999, Dura entered into its 1999 Credit Agreement. The 1999 Credit Agreement originally provided for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility.

     In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes ("2002 Senior Notes"), due April 2012. The interest on the 2002 Senior Notes is payable semi-annually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. In addition, the revolving credit facility was decreased to $390.0 million. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in quarterly installments through December 2008 with no early payment penalties. In conjunction with these transactions, Dura obtained an amendment to the 1999 Credit Agreement to allow for the 2002 Senior Notes offering and to further adjust certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. In connection with the repayment of borrowings outstanding under the 1999 Credit Agreement, Dura wrote off debt issuance costs of approximately $5.5 million during the second quarter of 2002. In accordance with the adoption of SFAS No. 145, effective January 1, 2003, Dura reclassified the $5.5 million loss on early extinguishment of debt to a component of income from continuing operations and the related income tax benefit of $2.1 million to the provision for income taxes.

     In November 2003, Dura completed the 2003 Senior Notes offering of $50.0 million. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. Net proceeds from this offering of approximately $48.5 million were used to replenish cash balances used to fund the acquisition of the Creation Group. In conjunction with this transaction, Dura amended and restated its revolving credit facility. The 2003 Credit Agreement provides for $175.0 million of revolving credit, available until October 2008. At December 31, 2004, Dura had unused borrowing capacity of approximately $154.9 million, of which $13.1 million was available under its most restrictive debt covenant and $20.1 million in letters of credit outstanding. No borrowings under the revolving credit facility occurred during 2004. The existing tranche C term loan remains outstanding. Dura also entered into a fixed to floating interest rate swap (notional amount of $75.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. In connection with the termination of Dura's 1999 Credit Agreement, Dura wrote off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003. The write-off of debt issuance costs was classified as a component of income from continuing operations in accordance with the provisions of SFAS No. 145.

     Included in interest expense, net, in the consolidated statements of operations is approximately $3.0 million, $2.6 million and $2.4 million of interest income earned on Dura's cash balances in the years ended December 31, 2004, 2003 and 2002, respectively.

     As of December 31, 2004, the rate on borrowings under the 2003 Credit Agreement was based on LIBOR and was 4.92 percent. The 2003 Credit Agreement contains various restrictive covenants which amongst other things, limit indebtedness, investments, capital expenditures and certain dividends. The 2003 Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of December 31, 2004. Borrowings under the 2003 Credit Agreement are collateralized by substantially all assets of Dura.

     The 2003 Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $54.6 million. As of December 31, 2004, Dura had no borrowings outstanding under the revolver.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At December 31, 2004, Dura had overdraft facilities available from banks of approximately $26.9 million, of which, it had no borrowings outstanding.

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

     Dura Automotive Systems, Inc. ("DASI") is a holding company whose sole source of operating income and cash flow is derived from Dura Operating Corp. ("DOC") and whose only material asset is the capital stock of DOC. DOC is limited under its various financing arrangements in its ability to declare or make certain dividend payments or other distributions to DASI. Specifically, under the 2003 Credit Agreement, DASI and DOC are prohibited paying dividends on account of their respective capital stock, subject to certain exceptions, including, among others, payments required on Dura's Trust Preferred Securities and dividends or stock repurchases by DASI utilizing 25% of its cumulative net income arising after December 31, 2002 provided that after giving effect to such payment its total debt to EBITDA would be less than or equal to 4.25 to 1. Under the terms of the indentures relating to the Senior Notes and Subordinated Notes, DOC is restricted in its ability to pay dividends or make other distributions to DASI unless certain conditions are satisfied, including that the cumulative amount of such dividends or distributions does not exceed the sum of 50% of its consolidated net income (100% of net loss) from March 31, 1999, proceeds received from equity sales, restricted investments and contributions of productive assets since that date. These restrictions are subject to certain exceptions, including, among others, payments made to DASI (i) to pay ordinary operating expenses not to exceed $5.0 million per year, (ii) to make certain required tax payments, (iii) to make distributions as required under Dura's Preferred Securities.

     Dura's principal source of liquidity is cash flow generated from operations and borrowings under its $175 million revolving credit facilities. Dura intends to rely primarily on cash generated from operations after satisfying its working capital and capital expenditure needs to reduce indebtedness. Dura generated cash from operations of $109.2 million, $134.3 million and $204.2 million in 2004, 2003 and 2002, respectively. Dura's willingness to use its excess cash to repay indebtedness prior to its scheduled maturity, however, is subject to current industry conditions and its liquidity needs. During 2004, Dura accumulated significant cash in lieu of repaying indebtedness due in part to lower North American production volumes and higher steel prices. As a result, Dura had cash of $191.6 million as of December 31, 2004. Dura expects that capital expenditures in 2005 will be approximately $70.0 million. These capital expenditures will be used primarily for equipment and dedicated tooling purchases and facility improvements.

     In February 2005, Dura amended its 2003 Credit Agreement to, among other things, adjust the total leverage, senior leverage and interest coverage ratios that it was required to maintain over the next six quarters beginning March 31, 2005. In addition, Dura repaid $35.0 million of the tranche C term loan. Dura believes that cash flow from operations and borrowings under its 2003 Credit Agreement as amended, will be sufficient to meet its liquidity needs for at least the next twelve months.

     Dura's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond Dura's control. Dura believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that Dura will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. Dura's business strategies include the maximization of cash flow available for debt reduction by executing planned operating efficiencies and implementing a disciplined capital expenditure program (see Item 1(a) - Business -- Business Strategy for a more detailed discussion and description of our business strategies and their potential impact on our liquidity and capital resource position). If Dura cannot generate sufficient cash flow from operations to service its indebtedness and to meet its other obligations and commitments, Dura might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the 2003 Credit Agreement. In the event that Dura is unable to refinance the 2003 Credit Agreement or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of, and interest on, its debt would be impaired.

CONTRACTUAL OBLIGATIONS

     The following table presents Dura's contractual obligations at December 31, 2004 (in thousands):

                                                     PAYMENTS DUE BY PERIOD
                                         ----------------------------------------------      MORE
                                                      LESS THAN   TWO-THREE   FOUR-FIVE   THAN FIVE
                                           TOTAL      ONE YEAR      YEARS       YEARS       YEARS
                                         ----------   ---------   ---------   ---------   ----------
Long-term debt.........................  $  170,258   $  2,450    $  4,720    $143,470     $ 19,618
Senior notes...........................     400,000         --          --          --      400,000
Subordinated notes.....................     589,469         --          --     589,469           --
Capital lease obligations and other
  noncurrent liabilities...............       1,955        518         812         415          210
Mandatorily redeemable convertible
  trust preferred securities...........      55,250         --          --          --       55,250
Interest expense(a)....................     564,474     93,044     185,701     135,969      149,760
Pension and post retirement projected
  benefits.............................     117,022     11,198      21,843      22,223       61,758
Operating leases(b)....................      92,737     26,225      27,839       9,914       28,759
                                         ----------   --------    --------    --------     --------
Total..................................  $1,991,165   $133,435    $240,915    $901,460     $715,355
                                         ==========   ========    ========    ========     ========

---------------

(a) Interest expense obligations were calculated holding interest rates constant as of December 31, 2004.

(b) Operating leases include lease commitments of $18.6 million that are recorded in facility consolidation cost reserves.

     In addition to the obligations noted above, Dura has obligations reported as other long term liabilities that consist principally of obligations for facility closure and consolidation costs and warranty and environmental liabilities.

     At December 31, 2004, Dura is not party to any significant purchase obligations for goods or services.

OFF BALANCE SHEET ARRANGEMENTS

     Dura uses standby letters of credit to guarantee its performance under various contracts and arrangements, principally in connection with its workers compensation liabilities with insurers. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At December 31, 2004, Dura had outstanding letters of credit of $20.1 million. Dura does not believe that they will be required to be drawn.

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

     Revenue Recognition and Sales Commitments. Dura recognizes revenue as its products are shipped from its facilities to its customers, which is when title passes to the customer for substantially all sales. Dura enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by Dura, fulfillment of the customers' purchasing requirements is the obligation of Dura for the entire production life of the vehicle, with terms of up to seven years, and Dura generally has no provisions to terminate such contracts. In certain instances, Dura may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, Dura records a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill Dura's obligations to its customers. The estimated amount of such losses as of December 31, 2004 and 2003 were not significant.

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired, and, prior to the adoption of SFAS No. 142 it was amortized over 40 years. Effective January 1, 2002, goodwill is no longer amortized, but is instead subjected to annual impairment testing in accordance with the provisions of SFAS No. 142. Other intangible assets at December 31, 2004 are approximately $15.9 million primarily consisting of non-amortizable trademarks and amortizable license agreements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura adopted SFAS No. 142 effective January 1, 2002.

     Upon adoption of SFAS No. 142, Dura completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of its four reporting units (Control Systems, Body & Glass, Mobile Products and Other Operating Companies). Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to Dura's Control Systems and Other Operating Companies reporting units was lower than its book value, resulting in a transitional impairment charge of approximately $205.2 million, representing the write-off of 25 percent of the Control Systems reporting unit goodwill and 100 percent of the Other Operating Companies reporting unit goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle in Dura's consolidated statement of operations for the quarter ended March 31, 2002. Under the valuation techniques and approach applied by Dura in its SFAS No. 142 analysis, if a change in certain key assumptions is applied, such as the discount rate, projected future cash flows and mix of cash flows by geographic region, it could significantly impact the results of Dura's assessment. At May 1, 2004, holding other variables constant, a fifty basis point increase in the discount rate used by Dura in its SFAS No. 142 analysis would not result in an impairment of goodwill.

     Dura performs impairment tests annually, during the second quarter, and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon Dura's annual assessment during 2004, no impairment of goodwill or other intangible assets has occurred.

     Accounting for Income Taxes. Dura accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). As part of the process of preparing its consolidated financial statements Dura estimates its income tax expense in each of the jurisdictions in which it operates. This process includes an assessment of temporary differences which result from the differing treatment of items for financial reporting and income tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included within Dura's consolidated balance sheet. The deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that included the enactment date.

     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining Dura's provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. Dura has recorded a valuation allowance of $63.1 million as of December 31, 2004, due to uncertainties related to its ability to utilize some of its deferred tax assets, primarily certain net operating loss carryovers. The valuation allowance is based on Dura's review of all available positive and negative evidence, including its past and future performance in the jurisdictions in which it operates, the market environment in which it operates, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. In the event that actual results differ from these estimates or Dura adjusts these estimates in future periods, the effects of these adjustments could materially impact Dura's financial position and results of operations. The net deferred tax asset as of December 31, 2004 was $47.4 million, net of a valuation allowance of $63.1 million. In addition, during 2003 and 2002, Dura recorded total losses from discontinued operations of $129.4 million related to the disposition of the Mechanical Assemblies Europe business. Dura has not recorded tax benefits for these losses as it believes it is more likely than not that such losses will not be realized.

     Dura operates within multiple tax jurisdictions and is subject to audits in these jurisdictions. Upon audit, these taxing jurisdictions could retroactively disagree with Dura's tax treatment of certain items. Consequently, the actual liabilities with respect to any year may be determined long after financial statements have been issued. Dura establishes tax reserves for estimated tax exposures. These potential exposures result from varying applications of statutes, rules, regulations, case law and interpretations. The settlement of these exposures primarily occurs upon finalization of tax audits. However, the amount of the exposures can also be impacted by changes in tax laws and other factors. On a quarterly basis, Dura evaluates the reserve amounts in light of any additional information and adjusts the reserve balances as necessary to reflect the best estimate of the probable outcomes. Dura believes that it has established the appropriate reserves for these estimated exposures. However, actual results may differ from these estimates. The resolution of these tax matters in a particular future period could have a material impact on Dura's consolidated statement of operations and provision for income taxes.

     Defined Benefit Plans and Postretirement Benefits. Dura sponsors 17 defined benefit type plans that cover certain hourly and salaried employees in the U.S. and certain European countries. Dura's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, Dura has nine postretirement medical benefit plans for certain employee groups and has recorded a liability for its estimated obligation under these plans. In calculating obligation and expense, Dura is required to select certain actuarial assumptions. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. Dura's assumptions are determined based on current market conditions, historical information and consultation with and input from its actuaries. Dura has historically used September 30 as its annual measurement date. For 2004, Dura assumed discount rates of 4.50 to 6.25 percent for its pension benefits, and 6.00 percent for its postretirement benefits other than pensions to determine its benefit obligations. Holding other variables constant (such as expected return on plan assets and rate of compensation increase), a one percentage point decrease in the weighted average discount rate would have increased Dura's expense by $2.0 million and obligations by $44.7 million.

     Dura employs a building block approach in determining the expected long-term rate of return for plan assets, based on historical markets, long-term historical relationships between equities and fixed income and considering current market factors such as inflation and interest rates. Holding other variables constant (such as discount rate and rate of compensation increase) a one percentage point decrease in the expected long-term rate of return on plan assets would have increased Dura's expense by $0.8 million. Dura expects to contribute $7.3 million to its pension plans and $2.9 million to its postretirement medical benefit plans in 2005.

     Dura employs a total return on investment approach in managing pension plan assets whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. At September 30, 2004, Dura's measurement date, its domestic pension assets are comprised of 1% equity securities, 12% debt securities and 87% other investments
(cash). This asset allocation is substantially different from Dura's preferred allocation due to the transferring of U.S. plan assets to a new pension asset manager on October 1, 2004. As of September 30, 2004 these U.S. plan assets were held in cash prior to the transfer to the new manager. Dura's preferred asset allocation is approximately 60 percent equity securities and 40 percent bond securities. At September 30, 2004, Dura's measurement date, its foreign pension assets are comprised of 58% equity securities, 35% debt securities and 7% other investments (cash).

     Specifically related to Dura's postretirement medical benefit plans, assumed health care cost trend rates have a significant effect on the amounts reported for these plans. Holding other variables constant, a one percentage-point decrease in assumed health care cost trend rates would have decreased Dura's expense by approximately $0.2 million and postretirement benefit obligation by approximately $2.0 million.

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

GEOGRAPHICAL RESULTS OF OPERATIONS

     Dura's results of operations by geographic region are impacted by various factors including vehicle production volumes, foreign exchange and general economic conditions.

     Dura sells its products to every major North American, Asian and European automotive OEM and most RVSV OEMs. Dura has 59 manufacturing and product development facilities located in the U.S., Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the UK. Dura also has a presence in Japan and India through alliances or technical licenses. Dura has initiated plans to open a manufacturing facility in Romania to support Eastern European automakers in 2005.

     Dura's foreign business has been increasing as a percentage of total revenue due to the strengthening of foreign currencies in relation to the U.S. dollar and lower North American automotive production volumes. Foreign currency positively impacted revenue by $ $116.5 million in 2004 and $167.5 in 2003. Partially offsetting these items during 2004 was the full-year impact of the Creation Group acquisition completed in July 2003 and a record production year in the recreation vehicle industry, which are predominately domestic businesses and together positively impacted domestic revenue by $103.6 million in 2004. Dura's 2003 revenue as compared to 2002 was further impacted geographically by Dura's run-out of its conventional window regulator business with revenue of $109.0 million, which was a domestic business.

     Geographically, Dura has experienced significant variability in income from continuing operations between each of the last three years. Dura's domestic income from continuing operations has decreased over this period and foreign income from continuing operations has been relatively consistent.

     Dura's profitability in the domestic region weakened in 2004 as compared to 2003 due to the reduction in automotive production volumes; increased interest expense due to higher average interest rates; and the impact of steel was felt more severely in Dura's domestic operations as steel pricing increased more significantly in North America during 2004. Dura's profitability in the domestic region weakened in 2003 as compared to 2002 due to the reduction in automotive production volumes; the run-out of the conventional window regulator business which was a domestic business; the elimination of certain intercompany borrowings resulting in the elimination of interest income in the domestic region and interest expense in the foreign regions; and the refinancing of third party debt under Dura's 1999 Credit Agreement in April 2002, which moved essentially all of Dura's interest expense to the domestic region.

     Dura's profitability in the foreign region weakened in 2004 as compared to 2003 due to an increase in facility consolidation costs; higher overall material costs and a negative net impact from foreign exchange. Dura's profitability in the foreign region strengthened in 2003 as compared to 2002 due to operational improvements resulting from the execution of facility consolidation actions; the elimination of certain intercompany borrowings resulting in the elimination of interest income in the domestic region and interest expense in the foreign regions; and the positive impact of new business.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

     Dura typically experiences decreased revenues and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations. The RVSV market is seasonal in that sales in the fourth quarter are normally at reduced levels.

EFFECTS OF INFLATION

     Inflation potentially affects Dura in two principal ways. First, a significant portion of Dura's debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, Dura has limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that Dura serves. In the past few years, other than material costs, inflation has not been a significant factor.

MARKET RISK

     Dura is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. Dura does not enter into derivatives or other financial instruments for trading or speculative purposes. Dura enters into financial instruments to manage and mitigate the impact of changes in foreign currency exchange rates and interest rates. The counterparties are major financial institutions.

     Dura manages its interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2004, giving effect to the interest rate swaps discussed below, Dura had fixed rate debt of $652.3 million and variable rate debt of $564.6 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have decreased the fair market value of Dura's debt at December 31, 2004 by approximately $60.4 million, $23.0 million of which relates to Dura's interest rate swap agreements (see below), and would be expected to have an estimated reduction in pre-tax earnings and cash flows for the next year of approximately $5.5 million.

     At December 31, 2004, Dura had outstanding interest rate swap contracts that effectively converted $400.0 million of its Senior Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, Dura receives payments at fixed rates, while it makes payments at variable rates (5.69 percent to approximately 8.625 percent at December 31, 2004). The net interest paid or received is included in interest expense. Dura designated these swap contracts as fair value hedges at their inception. At December 31, 2004, the fair value of the interest rate swap contracts was a net gain position for Dura of approximately $18.3 million, representing the estimated benefit that would accrue to Dura to terminate the agreements, and is included in current and noncurrent assets with a corresponding increase to debt in the accompanying consolidated December 31, 2004 balance sheet.

     From time to time, Dura also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. Dura may designate such contracts at their inception as a cash flow hedge. At December 31, 2004, Dura had no outstanding forward exchange contracts.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of Dura's revenues during the year ended December 31, 2004 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     A significant portion of Dura's assets at December 31, 2004 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" and "Foreign Currency Transactions" sections of Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Registered Public Accounting Firm.....    40
Consolidated Balance Sheets as of December 31, 2004 and
  2003......................................................    41
Consolidated Statements of Operations for the years ended
  December 31, 2004, 2003 and 2002..........................    42
Consolidated Statements of Stockholders' Investment for the
  years ended December 31, 2004, 2003 and 2002..............    43
Consolidated Statements of Cash Flows for the years ended
  December 31, 2004, 2003 and 2002..........................    44
Notes to Consolidated Financial Statements..................    45

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dura Automotive Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Dura Automotive Systems, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dura Automotive Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 7, 2005

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 AS OF DECEMBER 31
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS,
                                                               EXCEPT SHARE AMOUNTS)
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  191,568   $  181,268
  Accounts receivable, net of reserve for doubtful accounts
     of $3,806 and $4,441...................................     273,956      274,345
  Inventories...............................................     149,834      127,957
  Current portion of derivative instruments.................       7,746        6,629
  Other current assets......................................      92,016       95,045
                                                              ----------   ----------
     Total current assets...................................     715,120      685,244
                                                              ----------   ----------
Property, Plant and Equipment:
  Land and buildings........................................     212,131      211,050
  Machinery and equipment...................................     664,490      595,458
  Construction in progress..................................      43,821       39,423
  Less -- Accumulated depreciation..........................    (433,336)    (357,568)
                                                              ----------   ----------
     Net property, plant and equipment......................     487,106      488,363
                                                              ----------   ----------
Goodwill....................................................     903,584      859,022
Noncurrent portion of derivative instruments................      10,601       12,844
Other assets, net of accumulated amortization of $31,162 and
  $27,559...................................................     107,510       69,959
                                                              ----------   ----------
                                                              $2,223,921   $2,115,432
                                                              ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable..........................................  $  270,341   $  243,995
  Accrued liabilities.......................................     187,254      187,501
  Current maturities of long-term debt......................       2,968        5,738
                                                              ----------   ----------
     Total current liabilities..............................     460,563      437,234
                                                              ----------   ----------
Long-term debt, net of current maturities...................     150,898      159,121
Senior notes................................................     400,000      400,000
Subordinated notes..........................................     589,469      578,505
Mandatorily redeemable convertible trust preferred
  securities................................................      55,250       55,250
Senior notes -- derivative instrument adjustment............      18,347       19,473
Other noncurrent liabilities................................     141,903      135,262
                                                              ----------   ----------
     Total liabilities......................................   1,816,430    1,784,845
                                                              ----------   ----------
Commitments and Contingencies (Notes 6, 12 and 13)
Stockholders' Investment:
  Preferred stock, par value $1; 5,000,000 shares
     authorized; none issued or outstanding.................          --           --
  Common stock, Class A; par value $.01; 60,000,000 shares
     authorized.............................................         186          168
  Common stock, Class B; par value $.01; 10,000,000 shares
     authorized.............................................          --           16
  Additional paid-in capital................................     351,571      349,220
  Treasury stock at cost....................................      (2,513)      (2,452)
  Accumulated deficit.......................................     (93,342)    (105,065)
  Accumulated other comprehensive income....................     151,589       88,700
                                                              ----------   ----------
     Total stockholders' investment.........................     407,491      330,587
                                                              ----------   ----------
                                                              $2,223,921   $2,115,432
                                                              ==========   ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                FOR THE YEARS ENDED DECEMBER 31
                                                           ------------------------------------------
                                                               2004           2003           2002
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.................................................   $2,492,543     $2,380,794     $2,360,323
Cost of sales............................................    2,214,113      2,089,243      2,035,021
                                                            ----------     ----------     ----------
  Gross profit...........................................      278,430        291,551        325,302
Selling, general and administrative expenses.............      150,489        154,935        135,571
Facility consolidation and other charges.................       21,817          9,252         16,121
Amortization expense.....................................          445            370            989
                                                            ----------     ----------     ----------
  Operating income.......................................      105,679        126,994        172,621
Interest expense, net....................................       89,535         81,921         83,908
Loss on early extinguishment of debt, net................           --          2,852          5,520
                                                            ----------     ----------     ----------
  Income from continuing operations before provision for
     income taxes and minority interest..................       16,144         42,221         83,193
Provision for income taxes...............................        3,672         14,355         37,605
Minority interest -- dividends on trust preferred
  securities, net........................................           --          2,735          2,486
                                                            ----------     ----------     ----------
  Income from continuing operations......................       12,472         25,131         43,102
Loss from discontinued operations, including loss on
  disposal of $749, $916, and $68,322....................         (749)        (2,793)      (126,581)
                                                            ----------     ----------     ----------
  Income (loss) before accounting change.................       11,723         22,338        (83,479)
Cumulative effect of change in accounting, net of tax....           --             --       (205,192)
                                                            ----------     ----------     ----------
  Net income (loss)......................................   $   11,723     $   22,338     $ (288,671)
                                                            ==========     ==========     ==========
Basic earnings (loss) per share:
  Income from continuing operations......................   $     0.67     $     1.37     $     2.39
  Discontinued operations................................        (0.04)         (0.15)         (7.01)
  Cumulative effect of change in accounting..............           --             --         (11.36)
                                                            ----------     ----------     ----------
     Net income (loss)...................................   $     0.63     $     1.22     $   (15.98)
                                                            ==========     ==========     ==========
Diluted earnings (loss) per share:
  Income from continuing operations......................   $     0.66     $     1.35     $     2.31
  Discontinued operations................................        (0.04)         (0.15)         (6.41)
  Cumulative effect of change in accounting..............           --             --         (10.38)
                                                            ----------     ----------     ----------
     Net income (loss)...................................   $     0.62     $     1.20     $   (14.48)
                                                            ==========     ==========     ==========

                See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT

                                                COMMON STOCK
                                  -----------------------------------------
                                        CLASS A               CLASS B         ADDITIONAL
                                  -------------------   -------------------    PAID-IN
                                    SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL
                                  ----------   ------   ----------   ------   ----------
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 2001......  14,664,102    $147     3,133,540    $ 31     $342,694
 Sale of stock under Employee
   Stock Discount Purchase
   Plan.........................     114,482       1            --      --          881
 Conversion from Class B to
   Class A......................   1,372,390      14    (1,372,390)    (14)          --
 Exercise of options............     338,765       3            --      --        3,340
 Collection of common stock
   subscription receivables.....          --      --            --      --           67
 Treasury shares purchased
   At $12.34 per share..........          --      --            --      --          215
   At $13.04 per share..........          --      --            --      --          137
 Treasury share distribution....          --      --            --      --         (269)
 Net income.....................          --      --            --      --           --
 Other comprehensive income-
   Foreign currency translation
   adjustment...................          --      --            --      --           --
   Minimum pension liability....          --      --            --      --           --
   Derivative instruments.......          --      --            --      --           --
 Total comprehensive loss.......
                                  ----------    ----    ----------    ----     --------
BALANCE, DECEMBER 31, 2002......  16,489,739     165     1,761,150      17      347,065
 Sale of stock under Employee
   Stock Discount Purchase
   Plan.........................      93,069       2            --      --          576
 Conversion from Class B to
   Class A......................     115,000       1      (115,000)     (1)          --
 Exercise of options............      36,420      --            --      --        1,101
 Treasury shares purchased
   At $6.05 per share...........          --      --            --      --          217
   At $10.80 per share..........          --      --            --      --          508
 Treasury share distribution....          --      --            --      --         (247)
 Net income.....................          --      --            --      --           --
 Other comprehensive income-
   Foreign currency translation
   adjustment...................          --      --            --      --           --
   Minimum pension liability....          --      --            --      --           --
   Derivative instruments.......          --      --            --      --           --
 Total comprehensive income.....
                                  ----------    ----    ----------    ----     --------
BALANCE, DECEMBER 31, 2003......  16,734,228     168     1,646,150      16      349,220
 Sale of stock under Employee
   Stock Discount Purchase
   Plan.........................     114,052       1            --      --          937
 Conversion from Class B to
   Class A......................   1,646,150      16    (1,646,150)    (16)          --
 Exercise of options............     138,100       1            --      --        1,353
 Treasury shares purchased
   At $8.73 per share...........          --      --            --      --           87
   At $8.93 per share...........          --      --            --      --          263
   At $13.34 per share..........          --      --            --      --          270
   At $13.40 per share..........          --      --            --      --          205
 Treasury share distribution....          --      --            --      --         (764)
 Net income.....................          --      --            --      --           --
 Other comprehensive income-
   Foreign currency translation
   adjustment...................          --      --            --      --           --
   Minimum pension liability....          --      --            --      --           --
 Total comprehensive income.....          --      --            --      --           --
                                  ----------    ----    ----------    ----     --------
BALANCE, DECEMBER 31, 2004......  18,632,530    $186            --    $ --     $351,571
                                  ==========    ====    ==========    ====     ========

                                                                   ACCUMULATED
                                                                      OTHER
                                   TREASURY STOCK     RETAINED    COMPREHENSIVE       TOTAL
                                  -----------------   EARNINGS       INCOME       STOCKHOLDERS'
                                  SHARES    AMOUNT    (DEFICIT)      (LOSS)        INVESTMENT
                                  -------   -------   ---------   -------------   -------------
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 2001......  169,765   $(1,891)  $ 161,268     $(59,852)       $ 442,397
 Sale of stock under Employee
   Stock Discount Purchase
   Plan.........................       --        --          --           --              882
 Conversion from Class B to
   Class A......................       --        --          --           --               --
 Exercise of options............       --        --          --           --            3,343
 Collection of common stock
   subscription receivables.....       --        --          --           --               67
 Treasury shares purchased
   At $12.34 per share..........   17,391      (215)         --           --               --
   At $13.04 per share..........   10,536      (137)         --           --               --
 Treasury share distribution....  (20,570)      269          --           --               --
 Net income.....................       --        --    (288,671)
 Other comprehensive income-
   Foreign currency translation
   adjustment...................       --        --          --       54,562
   Minimum pension liability....       --        --          --       (7,381)
   Derivative instruments.......       --        --          --         (397)
 Total comprehensive loss.......                                                     (241,887)
                                  -------   -------   ---------     --------        ---------
BALANCE, DECEMBER 31, 2002......  177,122    (1,974)   (127,403)     (13,068)         204,802
 Sale of stock under Employee
   Stock Discount Purchase
   Plan.........................       --        --          --           --              578
 Conversion from Class B to
   Class A......................       --        --          --           --               --
 Exercise of options............       --        --          --           --            1,101
 Treasury shares purchased
   At $6.05 per share...........   35,832      (217)         --           --               --
   At $10.80 per share..........   47,047      (508)         --           --               --
 Treasury share distribution....  (26,725)      247          --           --               --
 Net income.....................       --        --      22,338
 Other comprehensive income-
   Foreign currency translation
   adjustment...................       --        --          --      102,684
   Minimum pension liability....       --        --          --       (1,649)
   Derivative instruments.......       --        --          --          733
 Total comprehensive income.....                                                      124,106
                                  -------   -------   ---------     --------        ---------
BALANCE, DECEMBER 31, 2003......  233,276    (2,452)   (105,065)      88,700          330,587
 Sale of stock under Employee
   Stock Discount Purchase
   Plan.........................       --        --          --           --              938
 Conversion from Class B to
   Class A......................       --        --          --           --               --
 Exercise of options............       --        --          --           --            1,354
 Treasury shares purchased
   At $8.73 per share...........   10,000       (87)         --           --               --
   At $8.93 per share...........   29,454      (263)         --           --               --
   At $13.34 per share..........   20,267      (270)         --           --               --
   At $13.40 per share..........   15,300      (205)         --           --               --
 Treasury share distribution....  (71,286)      764          --           --               --
 Net income.....................       --        --      11,723
 Other comprehensive income-
   Foreign currency translation
   adjustment...................       --        --          --       69,669
   Minimum pension liability....       --        --          --       (6,780)
 Total comprehensive income.....       --        --          --           --           74,612
                                  -------   -------   ---------     --------        ---------
BALANCE, DECEMBER 31, 2004......  237,011   $(2,513)  $ (93,342)    $151,589        $ 407,491
                                  =======   =======   =========     ========        =========

                See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED DECEMBER 31
                                                             --------------------------------
                                                               2004       2003        2002
                                                             --------   ---------   ---------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Income from continuing operations........................  $ 12,472   $  25,131   $  43,102
  Adjustments required to reconcile income from continuing
     operations to net cash provided by operating
     activities -- Depreciation and amortization...........    83,388      77,567      69,321
     Amortization of deferred financing fees...............     3,522       4,520       5,255
     Facility consolidation and other......................    13,506       7,290      15,630
     Deferred income tax provision (benefit)...............   (16,663)     (2,075)     18,987
     Loss on early extinguishment of debt..................        --       2,852       5,520
     Change in other operating items:
       Accounts receivable.................................    29,257      36,199      31,868
       Inventories.........................................   (15,746)     13,336      (4,894)
       Other current assets................................     7,695      15,386       2,928
       Accounts payable and accrued liabilities............     2,392     (26,424)      2,696
       Other assets and liabilities........................   (10,602)    (19,436)     13,827
                                                             --------   ---------   ---------
          Net cash provided by operating activities........   109,221     134,346     204,240
                                                             --------   ---------   ---------
INVESTING ACTIVITIES:
  Capital expenditures.....................................   (67,208)    (67,673)    (54,312)
  Acquisitions, net........................................   (13,327)    (57,825)         --
  Proceeds from disposition of business....................        --          --      30,980
                                                             --------   ---------   ---------
          Net cash used in investing activities............   (80,535)   (125,498)    (23,332)
                                                             --------   ---------   ---------
FINANCING ACTIVITIES:
  Repayments of revolving credit facilities................        --          --     (62,324)
  Long-term borrowings.....................................       568      55,795     217,358
  Repayments of long-term borrowings.......................   (19,227)    (63,962)   (518,960)
  Purchase of treasury shares, net.........................       (61)       (478)        (83)
  Proceeds from issuance of senior notes, net..............        --      50,000     350,000
  Proceeds from exercise of stock options and other, net...     2,353       2,156       4,292
  Debt issue costs.........................................      (552)     (4,927)    (10,964)
                                                             --------   ---------   ---------
          Net cash provided by (used in) financing
            activities.....................................   (16,919)     38,584     (20,681)
                                                             --------   ---------   ---------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS......      (718)    (12,717)      3,917
                                                             --------   ---------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING
  OPERATIONS...............................................    11,049      34,715     164,144
NET CASH FLOW FROM DISCONTINUED OPERATIONS.................      (749)      3,316     (53,196)
CASH AND CASH EQUIVALENTS, beginning of period.............   181,268     143,237      32,289
                                                             --------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of period...................  $191,568   $ 181,268   $ 143,237
                                                             ========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for --
     Interest..............................................  $ 85,217   $  81,129   $  81,584
                                                             ========   =========   =========
     Income taxes..........................................  $ 10,330   $  12,462   $  15,351
                                                             ========   =========   =========

                See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

1. ORGANIZATION AND BASIS OF PRESENTATION:

     Dura Automotive Systems, Inc. (a Delaware Corporation) and its subsidiaries (collectively referred to as "Dura") is a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive and recreation & specialty vehicle ("RVSV") industries.

     Dura sells its products to every major North American, Asian and European automotive OEM and nearly every RVSV OEM. Dura has 59 manufacturing and product development facilities located in the U.S., Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the UK. Dura also has a presence in Japan and India through alliances or technical licenses.

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

     Inventories consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Raw materials...............................................  $ 71,881   $ 64,416
Work-in-process.............................................    30,192     31,011
Finished goods..............................................    47,761     32,530
                                                              --------   --------
                                                              $149,834   $127,957
                                                              ========   ========

  OTHER CURRENT ASSETS:

     Other current assets consisted of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Excess of cost over billings on uncompleted tooling
  projects..................................................  $31,044   $42,678
Deferred tax assets.........................................   21,618    15,696
Income and other tax receivables............................   26,542    19,514
Prepaid expenses and other..................................   12,812    17,157
                                                              -------   -------
                                                              $92,016   $95,045
                                                              =======   =======

     Excess of cost over billings on uncompleted tooling projects represents costs incurred by Dura in the production or procurement of customer-owned tooling to be used by Dura in the manufacture of its products.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

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

  GOODWILL AND OTHER NONCURRENT ASSETS:

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and prior to the adoption of SFAS No. 142, was amortized over 40 years. Effective January 1, 2002, goodwill is no longer amortized, but is instead subjected to annual impairment testing in accordance with the provisions of SFAS No. 142. Other noncurrent assets principally consisted of deferred income taxes of $43.9 million, debt financing costs of $19.2 million, which are being amortized over the term of the applicable agreements; notes receivable of $6.9 million and other intangible assets of $15.9 million at December 31, 2004. At December 31, 2003 other noncurrent assets principally consisted of deferred income taxes of $16.2 million, debt financing costs of $22.2 million, notes receivable of $7.3 million and other intangible assets of $11.2 million, primarily consisting of non-amortizable trademarks and amortizable license agreements. The amortization of other intangible assets was not significant in 2004 and 2003.

     In July 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, Dura adopted SFAS No. 142 effective January 1, 2002.

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

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     Dura performs impairment tests annually, during the second quarter, and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon Dura's annual assessment during 2004, no impairment of goodwill or other intangible assets has occurred.

     A summary of the carrying amount of goodwill is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Beginning balance...........................................  $859,022   $774,983
Acquisitions................................................     2,269     17,712
Currency translation adjustment.............................    42,358     70,249
Adjustments to goodwill.....................................       (65)    (3,922)
                                                              --------   --------
Ending balance..............................................  $903,584   $859,022
                                                              ========   ========

  ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Compensation and benefits...................................  $ 96,054   $ 94,277
Income and other taxes......................................    34,375     19,460
Interest....................................................    14,258     13,160
Facility closure and consolidation costs....................     9,388      9,599
Warranty and environmental..................................     4,761      8,979
Other.......................................................    28,418     42,026
                                                              --------   --------
                                                              $187,254   $187,501
                                                              ========   ========

  OTHER NONCURRENT LIABILITIES:

     Other noncurrent liabilities consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Pension and post-retirement benefits........................  $ 63,323   $ 60,711
Facility closure and consolidation costs....................    26,760     27,450
Deferred tax liabilities....................................    14,940         --
Warranty and environmental..................................    13,143     14,191
Other.......................................................    23,737     32,910
                                                              --------   --------
                                                              $141,903   $135,262
                                                              ========   ========

  REVENUE RECOGNITION AND SALES COMMITMENTS:

     Dura recognizes revenue as its products are shipped from its facilities to its customers, which is when title passes to the customer for substantially all sales. Dura enters into agreements with its customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by Dura, fulfillment of the customers' purchasing requirements is the obligation of Dura for the entire production life of the vehicle, with terms of up to seven years, and Dura generally has no provisions to terminate such contracts.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

In certain instances, Dura may be committed under existing agreements to supply product to its customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, Dura records a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill Dura's obligations to its customers. The estimated amount of such losses as of December 31, 2004 and 2003 were not significant.

  INCOME TAXES:

     Dura accounts for income taxes in accordance with the provisions of SFAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse.

  COMPREHENSIVE INCOME (LOSS):

     Dura follows the provisions of SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which established standards for reporting and display of comprehensive income (loss) and its components. Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. For Dura, comprehensive income (loss) represents net income adjusted for foreign currency translation adjustments, the deferred gain/loss on certain derivative instruments utilized to hedge Dura's interest and foreign exchange exposures, and additional minimum pension liability. In accordance with SFAS No. 130, Dura has chosen to disclose comprehensive income (loss) in the consolidated statements of stockholders' investment.

     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

                                                                DECEMBER 31,
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Foreign currency translation adjustment..............  $173,520   $103,850   $  1,166
Minimum pension liability............................   (21,931)   (15,150)   (13,501)
Derivative instruments...............................        --         --       (733)
                                                       --------   --------   --------
                                                       $151,589   $ 88,700   $(13,068)
                                                       ========   ========   ========

  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and revolving credit facilities approximates fair value because of the short maturity of these instruments. The carrying amount of Dura's nonsubordinated long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of Dura's Senior Notes, based on quoted market activity, approximated $416.0 million as of December 31, 2004. The fair value of Dura's Subordinated Notes, based on quoted market activity, approximated $452.8 million and Euro 92.5 million, respectively, as of December 31, 2004. The fair value of Dura's Preferred Securities, based on NASDAQ market quote activity, approximated $51.9 million as of December 31, 2004.

     Dura also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. Dura designates these contracts at their inception as cash flow hedges. At December 31, 2004, Dura had no outstanding forward exchange contracts.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     In April 2002 and November 2003, in connection with the offering of the Senior Notes, Dura entered into fixed-to-floating interest rate swaps (total notional amount of $400.0 million) with various financial institutions. At their inception Dura designated these contracts as fair value hedges. At December 31, 2004, based upon market quotes, Dura's swap contracts outstanding had a fair value of approximately $18.3 million and this amount is included in the consolidated balance sheet as of December 31, 2004.

     The counterparties to the above agreements are major financial institutions. Dura does not enter into or hold derivatives for trading or speculative purposes.

  NEW ACCOUNTING PRONOUNCEMENTS:

     In December 2004, the FASB revised SFAS No. 123 and issued SFAS No. 123(R). This Statement supercedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. Dura is required to adopt SFAS No. 123R as of July 1, 2005. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. Dura may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. Dura is in the process of determining which method of adoption it will elect (see Note 6 for SFAS No. 123 required disclosures).

     In November 2004, the FASB issued SFAS No. 151. This Statement requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage be recognized as current period charges. The Statement also requires that fixed production overhead be allocated to conversion costs based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred by Dura beginning in fiscal year 2006. Dura does not believe the adoption of this Statement will have a material impact on its consolidated financial position or results of operations.

     During May 2004, the FASB issued FSP 106-2. This FSP provides guidance on accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, to employers that sponsor postretirement health care plans where the prescription drug benefits available under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer's share of the cost of the underlying postretirement prescription drug coverage on which the subsidy is based. The FSP also requires certain disclosures related to the impact of the Act. Dura adopted this FSP on July 1, 2004. The adoption of this FSP did not have a material impact on Dura's consolidated balance sheet or results of operations.

     In December 2003, the FASB issued SFAS No. 132(R), a revision to SFAS No.
132. SFAS No. 132(R) does not change the measurement or recognition related to pension and other postretirement plans required by SFAS No. 87, SFAS No. 88, , and SFAS No. 106 and retains the disclosure requirements contained in SFAS No.
132. SFAS No. 132(R) requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. SFAS No. 132(R) is effective for financial statements with fiscal years ending after December 15, 2003, with the exception of disclosure requirements related to foreign plans and estimated future benefit payments which are effective for fiscal years ending after June 15, 2004. Dura has included the required disclosures in Note 12 to its consolidated financial statements. The adoption of SFAS No. 132(R) did not impact Dura's consolidated balance sheet or results of operations.

     In May 2003, the FASB issued SFAS No. 150. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) freestanding financial instruments that embody obligations for the issuer.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Generally, SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant impact on Dura's consolidated balance sheet or results of operations.

     In January 2003, the FASB issued FIN 46. The interpretation addresses the consolidation of variable interest entities, including entities commonly referred to as special purpose entities. Dura is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. In October 2003, the FASB issued FSP 46-6. FSP 46-6 extended the required effective date of FIN 46 for variable interest entities created or acquired prior to February 1, 2003. Dura was required to apply FIN 46 to such entities effective December 31, 2003. The application of FIN 46 resulted in a reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority Interest -- Dividends on Trust Preferred Securities, Net will be classified in the statement of operations as a component of interest expense on a gross basis, prospectively, for periods subsequent to December 31, 2003.

     In December 2002, the FASB issued SFAS No. 148 which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirement of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. The interim disclosure provisions were effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of the new disclosure provisions of SFAS No. 148 did not impact Dura's consolidated balance sheet or results of operations.

     In November 2002, the FASB issued FIN 45. FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on Dura's consolidated balance sheet or results of operations.

     In June 2002, the FASB issued SFAS No. 146. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3. The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146's requirements for the timing of recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 must be applied prospectively for exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 also increases the disclosure requirements associated with exit or disposal activities. During 2003, Dura applied the provisions of SFAS No. 146 in connection with its various facility consolidation initiatives, and will continue to apply the provisions of SFAS No. 146 should additional exit or disposal activities be initiated in the future.

     In April 2002, the FASB issued SFAS No. 145. This statement eliminates the automatic classification of gain or loss on extinguishment of debt as an extraordinary item of income and requires that such gain or loss be evaluated for extraordinary classification under the criteria of APB No. 30. This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. This statement was effective for Dura beginning January 1, 2003. The application of this statement resulted in a reclassification of the loss on early extinguishment of debt recorded during 2002 of $5.5 million from an extraordinary item to a component of income from continuing operations. In addition, in connection with the

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES termination of Dura's 1999 Credit Agreement, Dura wrote off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003, which was also classified as a component of income from continuing operations in accordance with this statement.

  COMMON STOCK:

     The holder of each share of Class A common stock outstanding is entitled to one vote per share, and the holder of each share of Class B common stock outstanding is entitled to ten votes per share. As of December 31, 2004, there were no shares of Class B common stock outstanding.

  STOCK OPTIONS:

     Dura accounts for stock options under the provisions of APB No. 25 under which no compensation expense is recognized when the stock options are granted at market value. The pro forma effects, had Dura followed the provisions of SFAS No. 123, are included in Note 6.

  USE OF ESTIMATES:

     The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from those estimates.

  FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities of Dura's foreign operations are translated using the year-end rates of exchange. Results of operations are translated using the average rates prevailing throughout the period. Translation gains or losses are included in accumulated other comprehensive income (loss), a separate component of stockholders' investment.

  WARRANTY AND ENVIRONMENTAL:

     Dura faces an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as expected and such failure of its products results, or is alleged to result, in bodily injury and/or property damage. OEMs are increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which Dura supplies products to an OEM, an OEM may hold Dura responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. In addition, Dura is subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Some of Dura's operations generate hazardous substances. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any of Dura's current or former properties or at a landfill or another location where Dura has disposed of wastes, Dura may be held liable for the contamination, and the amount of such liability could be material. Dura's policy is to record reserves for customer warranty and environmental costs on a case by case basis at the time it believes such amount is probable and estimable and to review these determinations on a quarterly basis, or more frequently, as additional information is obtained. Dura has established reserves for issues that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments. Dura determines its warranty and environmental reserves based on identified claims and the estimated ultimate projected claim cost. The final amounts determined to be due related to these matters could differ significantly from recorded estimates. Dura no longer carries insurance for recall matters, as the cost and availability for such insurance, in the opinion of

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES management, is cost prohibitive or not available. The following presents a summary of Dura's warranty and environmental position (in thousands):

  WARRANTY:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2004       2003
                                                              -------   --------
Beginning balance...........................................  $14,428   $ 25,820
Reductions for payments made................................   (4,952)   (13,177)
Additional reserves recorded................................    2,145      1,986
Changes in pre-existing reserves............................   (2,684)      (201)
                                                              -------   --------
Ending balance..............................................  $ 8,937   $ 14,428
                                                              =======   ========

  ENVIRONMENTAL:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2004      2003
                                                              -------   ------
Beginning balance...........................................  $ 8,742   $9,246
Reductions for payments made................................   (1,157)    (596)
Changes in pre-existing reserves............................    1,382       92
                                                              -------   ------
Ending balance..............................................  $ 8,967   $8,742
                                                              =======   ======

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

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     Summary operating results of the discontinued operations are as follows (in thousands):

                                                                  DECEMBER 31,
                                                            -------------------------
                                                            2004    2003       2002
                                                            ----   -------   --------
Revenues..................................................  $--    $14,992   $111,875
Cost of sales.............................................   --     16,053    143,210
                                                            ---    -------   --------
  Gross loss..............................................   --     (1,061)   (31,335)
Selling, general and administrative expenses..............   --        787      4,802
Facility consolidation and other charges..................   --         --     21,589
Amortization expense......................................   --         --        283
                                                            ---    -------   --------
  Operating loss..........................................   --     (1,848)   (58,009)
Interest expense, net.....................................   --         29        250
Benefit for income taxes..................................   --         --         --
                                                            ---    -------   --------
  Net loss from discontinued operations...................  $--    $(1,877)  $(58,259)
                                                            ===    =======   ========

     Facility consolidation and other charges included severance related costs of $0.6 million, asset impairment of $20.7 million, and facility closure costs of $0.3 million for the year ended December 31, 2002 related to the previously discussed Steering Gear and European pedal product lines. In addition to the operating results above, Dura also recorded a $68.3 million loss on the disposal of discontinued operations in 2002. During the quarter ended March 31, 2003, as part of the final negotiations surrounding the disposal, a net positive adjustment of $0.9 million was recorded upon disposal of the discontinued operations, which, when included with the loss from operations of approximately $1.9 million, resulted in a net loss from discontinued operations of approximately $1.0 million in the quarter. Additionally, net negative adjustments totaling $1.8 million were recorded during 2003 from a less favorable settlement of retained liabilities than anticipated, resulting in a net loss from discontinued operations of approximately $2.8 million in the year ended December 31, 2003. During the year ended December 31, 2004, net negative adjustments totaling $0.7 million were recorded resulting from less favorable settlement of retained liabilities than anticipated. Dura does not believe future changes will be significant.

     At December 31, 2004, Dura had remaining reserves related to the divestiture of the Mechanical Assemblies Europe business of $18.7 million, primarily related to the facilities retained by Dura, principally lease costs, and are anticipated to be completed in 2021. Also included in the $18.7 million is $3.0 million of acquisition integration reserves related to facility closures. The reserve as of December 31, 2004 includes an increase related to foreign exchange of $0.5 million and net adjustments to the long-term lease commitment and other reserves of $1.2 million. Costs incurred and charged to the reserve during 2004 included $1.3 million related to facility closure and other costs and a $0.6 million adjustment to decrease the reserve.

4.  ACQUISITIONS:

  2003 ACQUISITIONS:

     On June 19, 2003, Dura reached an agreement with Heywood Williams Group PLC ("Heywood Williams") (UK) to acquire its Creation Group, a premier designer and manufacturer of windows, doors and specialty products for the North American recreation vehicle, motor vehicle accessories and manufactured housing markets. The Creation Group, headquartered in Elkhart, Indiana, had 2002 revenues of $145 million, and has approximately 1,100 employees at 10 facilities in Indiana, Ohio and Pennsylvania. Financial terms of the deal included a purchase price of $57 million, subject to a working capital adjustment and an earnout provision of an additional $3 million if the acquired entity achieved certain financial targets. The targets under the earnout provision were not achieved. Dura used cash on hand to finance the transaction, which closed on

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

July 23, 2003. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. Changes to the preliminary estimates within one year of the purchase date were reflected as an adjustment to goodwill. In March 2004, Dura paid Heywood Williams $0.7 million relating to a working capital adjustment to the original purchase price. The purchase price adjustment was recorded as an increase to goodwill as of March 31, 2004. Additionally in 2004, Dura made a final purchase price adjustment of $0.3 million resulting in an increase to goodwill. The final allocation of purchase price was not materially different from preliminary allocations. The operating results of the Creation Group have been included in the consolidated financial statements of Dura since the date of acquisition. The pro forma effects of this transaction are not material to Dura's results of operations.

     The fair values of the assets acquired and liabilities assumed at the date of the Creation Group acquisition are as follows (in thousands):

Current assets..............................................  $27,843
Property, plant and equipment...............................   18,795
Goodwill....................................................   18,982
Intangible assets...........................................    9,000
Long-term assets............................................      627
                                                              -------
Total assets acquired.......................................   75,247
                                                              -------
Current liabilities.........................................   12,176
Long-term liabilities.......................................    4,550
                                                              -------
Total liabilities assumed...................................   16,726
                                                              -------
Net assets acquired.........................................  $58,521
                                                              =======

     In the first six months of 2004, Dura made a $12.6 million final payment relating to its acquisition of Reiche in 2000 of which $1.3 million related to an earn out payment resulting in an increase to goodwill. Reiche, located in Germany, manufactures steering columns and steering column components for European and North American OEMs.

  ACQUISITION INTEGRATIONS:

     Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of December 31, 2004, purchase liabilities recorded in conjunction with the acquisitions included approximately $9.1 million for costs associated with the shutdown and consolidation of certain acquired facilities and $2.5 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $2.4 million related to the consolidation of certain acquired facilities and $0.4 million related to severance during the year ended December 31, 2004. In addition, there was an increase to the reserve of $0.9 million which included the impact of foreign exchange of $0.7 million and additions to the reserve of $0.2 million. The remaining employee terminations and facility closures were completed by December 31, 2004 except for contractual obligations, consisting principally of facility lease payments, that will continue through 2005.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

5.  FACILITY CONSOLIDATION AND OTHER CHARGES:

  Facility Consolidation

     During the fourth quarter of 2004, Dura closed its Bondoufle, France sales and engineering facility and relocated to Velizy, France, which is located near its French OEM customers. This action resulted in a restructuring charge of $0.3 million related to facility closure and other costs.

     During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a restructuring charge of $1.5 million and $2.5 million in the second and third quarters of 2004, respectively, relating primarily to severance, which completed the facility consolidation charges to be incurred related to this action. Additionally, there was a $0.2 million adjustment to decrease the reserve in the fourth quarter of 2004. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $2.1 million in severance related costs. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a restructuring charge of $1.7 million, $1.2 million, and $0.8 million in the second, third and fourth quarters of 2004, relating primarily to severance. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $1.7 million in severance related costs. Dura also expensed as incurred approximately $0.3 million and $1.8 million of facility closure and other costs in the third quarter and fourth quarters of 2004, of which $0.2 million is related to equipment write-downs. Dura expects to incur additional restructuring charges related to the exit of the Rockford facilities of approximately $0.9 million relating to severance and facility closure costs through December 31, 2005.

     During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million, $0.4 million, $0.2 million and $0.2 million in the first, second, third and fourth quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in each of the second, third and fourth quarters of 2004. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $0.2 million in severance related costs. Dura expects to incur $0.3 million of additional restructuring charges associated with the exit of the Brookfield facility through December 31, 2005. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $0.8 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second and third quarters of 2004, combined. Netted in this charge is an additional $0.2 million related to fixed asset write-downs and a $0.2 million adjustment to reduce the facility consolidation charge in the third quarter. Dura does not expect to incur any additional restructuring charges related to the exit of the Pikeville facility.

     During the fourth quarter of 2003, Dura announced a plan to exit its Melun, France facility and combine the business with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $0.7 million relating to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs incurred during the fourth quarter of 2003. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $0.7 million in severance related costs. In continuation of these actions, Dura recorded an additional restructuring charge of $0.2 million for facility closure and other costs and adjusted the severance reserve down by $0.2 million in the second quarter of 2004. Dura may incur an immaterial amount of additional restructuring charges related to facility and other costs associated with the exit of the Melun facility through March 31, 2005.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     During the fourth quarter of 2003, in order to improve capacity utilization, Dura announced a plan to restructure its Pamplona, Spain facility and combine certain businesses with other Dura operations. This action resulted in a fourth quarter 2003 restructuring charge of $1.3 million, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $0.2 million of facility closure and other costs incurred during the fourth quarter of 2003. These costs are reflected as facility consolidation and other charges in the 2003 consolidated statement of operations and were accounted for in accordance with SFAS No. 146. Costs incurred and charged to the reserve as of December 31, 2003 amounted to $1.1 million in severance related costs. Dura expects to incur no additional restructuring charges related to this action.

     In the fourth quarter of 2003, Dura adopted a plan to sell its Cauvigny, France facility for total proceeds of $0.8 million, and to contribute $2.1 million to the buyer. This action resulted in a fourth quarter 2003 restructuring charge of $2.2 million, including the planned payments to the buyer of $2.1 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.4 million during the fourth quarter of 2003, consisting principally of asset impairment. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $2.3 million in facility closure and other costs including the impact of foreign exchange. In continuation of these actions, Dura expensed as incurred approximately $0.3 million and $0.1 million in the first and second quarters of 2004, respectively, of additional facility closure and other costs, which completed the facility consolidation charges to be incurred related to this action.

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

     During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During 2004, Dura continued such actions and recorded $0.2 million and $0.4 million in the first and third quarters, respectively, of additional restructuring charges for severance related costs. Dura also expensed as incurred $0.1 million, $0.2 million, and $0.1 million in the first, second and fourth quarters of 2004, respectively, related to severance costs and $0.2 million of facility closure and other costs in the first quarter of 2004. Costs incurred and charged to the reserve as of December 31, 2004 amounted to $1.7 million

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES in severance related costs and $1.4 million in facility closure and other costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Fulton facility.

     Costs incurred and charged to the reserve related to the consolidation of the Livonia, Michigan facility as of December 31, 2003 amounted to $0.7 million in severance related costs. The decision to exit the Livonia facility resulted in a reduction in the work force of approximately 10 salaried and 88 hourly employees, all of which have been terminated as of December 31, 2003. The restructuring actions were completed by December 31, 2003.

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

  ASSET IMPAIRMENTS

     During 2004, Dura recorded $7.1 million in asset impairment charges related to building write-downs for the facility consolidation actions taken during 2004 and 2003. These costs are reflected as facility consolidation and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 144.

6.  STOCKHOLDERS' INVESTMENT:

  EARNINGS PER SHARE:

     Basic earnings (loss) per share was computed by dividing net income (loss) by the weighted average number of Class A and Class B common shares outstanding during the year. In accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128") an entity that reports a discontinued operation, an extraordinary item, or the cumulative effect of an accounting change in a period shall use income from continuing operations, adjusted for preferred dividends, as the control number in determining whether those potential common shares are dilutive or antidilutive. As a result, diluted earnings (loss) per share, and all other diluted per share amounts presented, were computed utilizing the same number of potential common shares used in computing the diluted per share amount for income from continuing operations, regardless if those amounts were antidilutive to their respective basic per share amounts. Diluted earnings per share for 2004 and 2003 includes the effects of outstanding stock options using the treasury stock method. Diluted loss

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES per share for 2002 includes (i) the effects of outstanding stock options using the treasury stock method, and (ii) the conversion of the Preferred Securities as follows (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2004      2003       2002
                                                        -------   -------   ---------
Net income (loss).....................................  $11,723   $22,338   $(288,671)
Dividends on mandatorily redeemable convertible
  preferred securities, net of tax....................       --        --       2,486
                                                        -------   -------   ---------
Net income (loss) applicable to common stockholders --
  diluted.............................................  $11,723   $22,338   $(286,185)
                                                        =======   =======   =========
Weighted average number of Class A common shares
  outstanding.........................................   18,013    16,587      15,848
Weighted average number of Class B common shares
  outstanding.........................................      495     1,726       2,214
                                                        -------   -------   ---------
                                                         18,508    18,313      18,062
Dilutive effect of outstanding stock options after
  application of the treasury stock method............      360       250         408
Dilutive effect of mandatorily redeemable convertible
  preferred securities, assuming conversion...........       --        --       1,289
                                                        -------   -------   ---------
Diluted shares outstanding............................   18,868    18,563      19,759
                                                        =======   =======   =========
Basic earnings (loss) per share.......................  $  0.63   $  1.22   $  (15.98)
                                                        =======   =======   =========
Diluted earnings (loss) per share.....................  $  0.62   $  1.20   $  (14.48)
                                                        =======   =======   =========

     Potential common shares of 2,360,827, 1,880,575 and 1,381,517 related to Dura's outstanding stock options were excluded from the computation of diluted earnings per share for 2004, 2003 and 2002. Potential common shares of 1,289,000 related to Dura's Preferred Securities were excluded from the computation of diluted earnings per share for 2004 and 2003, as inclusion of these shares would have been antidilutive.

  THE 1998 STOCK INCENTIVE PLAN:

     Certain individuals who are full-time, salaried employees of Dura (Employee Participants) are eligible to participate in the 1998 Stock Incentive Plan ("the 1998 Plan"). A committee of the Board of Directors selects the Employee Participants and determines the terms and conditions of granted options. The 1998 Plan provides for the issuance of options at exercise prices equal to the stock market price on the date of grant to Employee Participants covering up to 1,000,000 shares of Class A common stock of Dura plus any shares carried over from the 1996 Key Employee Stock Option Plan ("the 1996 Plan") plus an annual increase, as defined in the 1998 Plan, subject to certain adjustments reflecting changes in Dura's capitalization. Such option grants vest up to four years from the date of grant. Options available for future grants to purchase

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES shares of Dura's Class A common stock were 962,095 at December 31, 2004. Information regarding options outstanding from the 1996 Plan and the 1998 Plan is as follows:

                                                                 WEIGHTED      WEIGHTED
                                     SHARES                      AVERAGE     AVERAGE FAIR     EXERCISABLE
                                      UNDER                      EXERCISE      VALUE OF        AT END OF
                                     OPTION     EXERCISE PRICE    PRICE     OPTIONS GRANTED      YEAR
                                    ---------   --------------   --------   ---------------   -----------
Outstanding, December 31, 2001....  3,351,938     7.50-38.63      $13.87                         999,863
  Granted.........................    553,600          13.50       13.50        $11.24
  Exercised.......................   (338,765)    7.50-17.27       10.13
  Forfeited.......................   (338,695)    7.50-38.63       10.97
                                    ---------    -----------
Outstanding, December 31, 2002....  3,228,078     7.50-38.63       14.62                       1,362,115
  Granted.........................    815,600      5.60-9.02        6.95        $ 5.78
  Exercised.......................    (36,420)    7.50-15.31        8.35
  Forfeited.......................   (203,930)    7.02-29.25       12.34
                                    ---------    -----------
Outstanding, December 31, 2003....  3,803,328    $5.60-38.63       13.14                       2,146,003
  Granted.........................  1,109,500           9.52        9.52        $ 7.61
  Exercised.......................   (138,100)    7.02-13.50        7.91
  Forfeited.......................   (306,800)    7.02-29.00       11.51
                                    ---------    -----------
Outstanding, December 31, 2004....  4,467,928    $5.60-38.63      $12.58                       2,552,315
                                    =========    ===========

     The following table summarizes information about stock options outstanding at December 31, 2004:

                              OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                 ----------------------------------------------   ---------------------------
                                  WEIGHTED-                         NUMBER
   RANGE OF        NUMBER          AVERAGE         WEIGHTED-      EXERCISABLE    WEIGHTED-
  EXERCISABLE    OUTSTANDING      REMAINING         AVERAGE           AT          AVERAGE
    OPTIONS      AT 12/31/04   CONTRACTUAL LIFE  EXERCISE PRICE    12/31/04    EXERCISE PRICE
---------------  -----------   ----------------  --------------   -----------  --------------
  $5.60 to 7.02     671,000                 8.2      $ 6.77           254,000          $ 6.35
           7.50     739,185                 6.1        7.50           553,997            7.50
   8.25 to 9.52   1,512,250                 8.8        9.38           394,625            9.05
 13.50 to 17.27     922,358                 5.7       15.20           726,208           15.66
 20.75 to 29.25     573,585                 3.6       27.33           573,585           27.33
          38.63      50,000                 3.3       38.63            50,000           38.63

     The weighted average exercise price of options exercisable at the end of year was $15.11 per share at December 31, 2004, $16.47 at December 31, 2003, and $20.74 at December 31, 2002. The weighted average remaining contractual life of outstanding options was 6.9 years at December 31, 2004, 7.1 years at December 31, 2003, and 7.7 years at December 31, 2002.

  INDEPENDENT DIRECTOR STOCK OPTION PLAN:

     The Dura Automotive Systems, Inc. Independent Director Stock Option Plan ("the Director Option Plan") provides for the issuance of options to Independent Directors, as defined, to acquire up to 100,000 shares of Dura's Class A common stock, subject to certain adjustments reflecting changes in Dura's capitalization. The option exercise price must be at least 100 percent of the market value of the Class A common stock at the time the option is issued. Such option grants vest six months from the date of grant. As of December 31, 2004, Dura had granted options under the Director Option Plan to acquire 21,000 shares of

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Dura's Class A common stock at an exercise price of $24.50 to $25.50 per share. As of December 31, 2004, 21,000 of these options were exercisable. No granted options have been exercised or forfeited.

  EMPLOYEE STOCK DISCOUNT PURCHASE PLAN:

     The Dura Automotive Systems, Inc. Employee Stock Discount Purchase Plan ("the Employee Stock Purchase Plan") provides for the sale of up to 1,000,000 shares of Dura's Class A common stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85 percent of the market value of Dura's Class A common stock at the date of purchase, as defined. Pursuant to this plan, 96,944, 93,069, and 114,482 shares of Class A common stock were issued to employees during the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average fair value of shares purchased in 2004, 2003 and 2002 was $9.67, $7.28, and $9.05, respectively.

  DEFERRED INCOME LEADERSHIP STOCK PURCHASE PLAN:

     During 1999, Dura established the Deferred Income Leadership Stock Purchase Plan, which allows certain employees to defer receipt of all or a portion of their annual cash bonus. Dura makes a matching contribution of one-third of the employee's deferral. Dura's matching contribution vests on the first day of the third plan year following the date of the employee's deferral. In accordance with the terms of the plan, the employee's deferral and Dura's matching contribution have been placed in a "Rabbi" trust, which invests solely in Dura's Class A common stock. During 2004, 22,407 shares were distributed to employees leaving 96,627 units remaining to be distributed. During 2003 and 2002, 26,725 and 20,570 shares, respectively, were distributed to employees. This trust arrangement offers the employee a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the employee can only be made in the form of Dura's Class A common stock. Under the terms of the plan, Dura has the option to buy the shares to be distributed in the open market or issue shares that have been authorized under the plan. The plan provides for the issuance of up to 500,000 shares of Dura's Class A common stock. At December 31, 2004, 500,000 shares remain available for issuance under the plan. The assets of the trust remain subject to the creditors of Dura and are not the property of the employees; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock.

  DIRECTOR DEFERRED STOCK PURCHASE PLAN:

     During 2000, Dura established the Director Deferred Stock Purchase Plan, which allows outside directors to defer receipt of all or a portion of their annual director retainer fee. Dura makes a matching contribution of one-third of the director's deferral. Dura's matching contribution vests on the first day of the third plan year following the date of the director's deferral. In accordance with the terms of the Plan, the director's deferral and Dura's matching contribution have been placed in a "Rabbi" trust, which invests solely in Dura's Class A common stock. During 2004, 48,879 shares were distributed to directors leaving 140,382 shares remaining to be distributed. No shares had been distributed prior to 2004. This trust arrangement offers the director a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the director can only be made in the form of Dura's Class A common stock. Under the terms of the plan, Dura has the option to buy the shares to be distributed in the open market or issue shares that have been authorized under the plan. The plan provides for the issuance of up to 200,000 shares of Dura's Class A common stock. At December 31, 2004, 200,000 shares remain available for issuance under the plan. The assets of the trust remain subject to the creditors of Dura and are not the property of the directors; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  STOCK-BASED COMPENSATION PLANS:

     Dura has elected to continue accounting for the above plans under APB No. 25, under which no compensation cost has been recognized during the three years ended December 31, 2004, as all options are granted at market value. Had compensation cost for these plans been determined as required under SFAS No. 123, Dura's pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2004      2003       2002
                                                        -------   -------   ---------
Net income (loss)
  As Reported -- Basic................................  $11,723   $22,338   $(288,671)
  Pro Forma...........................................  $ 7,359   $18,493   $(292,293)
  As Reported -- Diluted..............................  $11,723   $22,338   $(286,185)
  Pro Forma...........................................  $ 7,359   $18,493   $(289,807)
Basic earnings (loss) per share
  As Reported.........................................  $  0.63   $  1.22   $  (15.98)
  Pro Forma...........................................  $  0.40   $  1.01   $  (16.18)
Diluted earnings (loss) per share
  As Reported.........................................  $  0.62   $  1.20   $  (14.48)
  Pro Forma...........................................  $  0.39   $  1.00   $  (14.67)

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: risk-free interest rates of 3.7 percent in 2004, 2.5 percent in 2003, 3.1 percent in 2002; expected life of four years for 2004, 2003, and 2002; an average expected volatility of 74 percent in 2004, 82 percent in 2003, and 81 percent in 2002.

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2004, 2003 and 2002.

  DIVIDENDS:

     Dura has not declared or paid any cash dividends in the past. As discussed in Note 8, Dura's 2003 Credit Agreement restricts the amount of dividends Dura can declare or pay. As of December 31, 2004, under the terms of the Senior Notes, Subordinated Notes and most restrictive debt covenants of the 2003 Credit Agreement, Dura could not have paid any cash dividends.

7.  MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES:

     In March 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of Dura, completed the offering of its Preferred Securities, resulting in net proceeds to Dura of approximately $52.6 million. The Preferred Securities are currently redeemable, in whole or part, and must be redeemed no later than March 31, 2028. The Preferred Securities are convertible at the option of the holder into Class A common stock of Dura at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42.875 per share. The net proceeds of the offering were used to repay outstanding indebtedness. Refer to Note 2 for discussion related to Dura's accounting for the Preferred Securities and related dividends in accordance with FIN 46, adopted December 31, 2003.

     No separate financial statements of the Issuer have been included herein. Dura does not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer are owned, directly or indirectly, by Dura, a reporting company under the Exchange

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Act; (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 7.5 percent convertible subordinated debentures due March 2028 issued by Dura; and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by Dura.

8.  DEBT:

     Debt consisted of the following (in thousands):

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
Credit Agreement:
  Tranche term loans........................................  $  146,250   $  147,750
Senior notes................................................     400,000      400,000
Subordinated notes..........................................     589,469      578,505
Mandatorily redeemable convertible trust preferred
  securities................................................      55,250       55,250
Senior notes -- derivative instrument adjustment............      18,347       19,473
Other.......................................................       7,616       17,109
                                                              ----------   ----------
                                                               1,216,932    1,218,087
Less -- Current maturities..................................      (2,968)      (5,738)
                                                              ----------   ----------
                                                              $1,213,964   $1,212,349
                                                              ==========   ==========

     Future maturities of long-term debt as of December 31, 2004 are as follows (in thousands):

2005........................................................  $    2,968
2006........................................................       2,916
2007........................................................       2,616
2008........................................................     142,877
2009........................................................     590,477
Thereafter..................................................     475,078
                                                              ----------
                                                              $1,216,932
                                                              ==========

     In March 1999, Dura entered into its 1999 Credit Agreement. The 1999 Credit Agreement originally provided for revolving credit facilities of $400.0 million, a $275.0 million tranche A term loan, a $275.0 million tranche B term loan and a $200.0 million interim term loan facility. The interim term loan was repaid in conjunction with the Subordinated Notes offering.

     In April 2002, Dura completed the offering of $350.0 million 8 5/8 percent senior unsecured notes ("2002 Senior Notes"), due April 2012. The interest on the 2002 Senior Notes is payable semi-annually beginning October 15, 2002. Net proceeds from this offering of approximately $341.0 million were used to repay the outstanding balance of the $275.0 million tranche A term loan, and a portion of the $275.0 million tranche B term loan. Dura then replaced the remaining tranche B term loan with a $150.0 million tranche C term loan. In addition, the revolving credit facility was decreased to $390.0 million. Borrowings under the tranche C term loan are based on LIBOR and are due and payable in quarterly installments through December 2008 with no early payment penalties. In conjunction with these transactions, Dura obtained an amendment to the 1999 Credit Agreement to allow for the 2002 Senior Notes offering and to further adjust certain financial covenants. Dura also entered into a fixed to floating interest rate swap (notional amount of $325.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. In connection with the repayment of

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES borrowings outstanding under the 1999 Credit Agreement, Dura wrote off debt issuance costs of approximately $5.5 million during the second quarter of 2002. In accordance with the adoption of SFAS No. 145, effective January 1, 2003, Dura reclassified the $5.5 million loss on early extinguishment of debt to a component of income from continuing operations and the related income tax benefit of $2.1 million to the provision for income taxes.

     In November 2003, Dura completed the 2003 Senior Notes offering of $50.0 million. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. Net proceeds from this offering of approximately $48.5 million were used to replenish cash balances used to fund the acquisition of the Creation Group. In conjunction with this transaction, Dura amended and restated its revolving credit facility. The 2003 Credit Agreement provides for $175.0 million of revolving credit, available until October 2008. At December 31, 2004, Dura had unused borrowing capacity of approximately $154.9 million, of which $13.1 million was available under its most restrictive debt covenant and $20.1 million in letters of credit outstanding. No borrowings under the revolving credit facility occurred during 2004. The existing tranche C term loan remains outstanding. Dura also entered into a fixed to floating interest rate swap (notional amount of $75.0 million) with various financial institutions that more closely mirrors the cost of its bank debt. In connection with the termination of Dura's 1999 Credit Agreement, Dura wrote off debt issuance costs of approximately $2.9 million during the fourth quarter of 2003. The write-off of debt issuance costs was classified as a component of income from continuing operations in accordance with the provisions of SFAS No. 145.

     In February 2005, Dura amended its 2003 Credit Agreement to, among other things, adjust the total leverage, senior leverage and interest coverage ratios that it was required to maintain over the next six quarters beginning March 31, 2005. In addition, Dura repaid $35.0 million of the tranche C term loan (See
Note 17 for subsequent event disclosure).

     Included in interest expense, net, in the consolidated statements of operations is approximately $3.0 million, $2.6 million and $2.4 million of interest income earned on Dura's cash balances in the years ended December 31, 2004, 2003 and 2002, respectively.

     As of December 31, 2004, the rate on borrowings under the 2003 Credit Agreement was based on LIBOR and was 4.92 percent. The 2003 Credit Agreement contains various restrictive covenants which amongst other things, limit indebtedness, investments, capital expenditures and certain dividends. The 2003 Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of December 31, 2004. Borrowings under the 2003 Credit Agreement are collateralized by substantially all assets of Dura.

     The 2003 Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $54.6 million. As of December 31, 2004, Dura had no borrowings outstanding under the indebtedness.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At December 31, 2004, Dura had overdraft facilities available from banks of approximately $26.9 million, of which, it had no borrowings outstanding.

9.  SENIOR SUBORDINATED NOTES:

     Dura has $589.5 million of 9 percent Subordinated Notes, due May 2009 outstanding as of December 31, 2004. The interest on the Subordinated Notes is payable semiannually. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

10.  INCOME TAXES:

     The summary of income from continuing operations before provision for income taxes and minority interest consisted of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2004      2003      2002
                                                         --------   -------   -------
Domestic...............................................  $(21,070)  $(5,932)  $49,437
Foreign................................................    37,214    48,153    33,756
                                                         --------   -------   -------
  Total................................................  $ 16,144   $42,221   $83,193
                                                         ========   =======   =======

     The provision for income taxes consisted of the following (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                         ----------------------------
                                                           2004      2003      2002
                                                         --------   -------   -------
Currently payable-
  Domestic.............................................  $    549   $   764   $ 1,071
  Foreign..............................................    19,786    15,666    17,547
                                                         --------   -------   -------
     Total.............................................    20,335    16,430    18,618
                                                         --------   -------   -------
Deferred-
  Domestic.............................................   (12,189)      (17)   12,255
  Foreign..............................................    (4,474)   (2,058)    6,732
                                                         --------   -------   -------
     Total.............................................   (16,663)   (2,075)   18,987
                                                         --------   -------   -------
     Total.............................................  $  3,672   $14,355   $37,605
                                                         ========   =======   =======

     The 2004 foreign tax expense was reduced by tax credits and tax holiday benefits. The 2004 deferred tax (benefit) includes amounts attributable to net operating loss carryforwards, tax credits, adjustments to deferred tax assets and liabilities arising from changes in enacted tax rates in foreign jurisdictions and net future deductions that Dura expects to utilize against future operating income.

     A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows (in thousands):

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
Federal provision at statutory rates....................  $ 5,651   $14,777   $29,118
Foreign net operating losses not benefited..............    3,327     3,442    14,064
Capital losses not benefited/(utilized).................    1,055      (630)    2,182
State taxes, net of federal income tax benefit..........     (198)     (178)    2,338
Extraterritorial income exclusion benefit...............   (1,199)   (1,875)   (2,355)
Foreign provision less than U.S. tax rate...............   (1,705)   (1,102)   (4,293)
Research and development credits........................   (1,710)   (1,464)   (4,050)
Foreign tax holidays....................................   (2,661)     (449)     (940)
Other adjustments.......................................    1,112     1,834     1,541
                                                          -------   -------   -------
  Total.................................................  $ 3,672   $14,355   $37,605
                                                          =======   =======   =======

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     A summary of deferred tax assets (liabilities) is as follows (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2004       2003
                                                              --------   --------
Depreciation and property basis differences.................  $(65,751)  $(55,406)
Net operating loss carryforwards............................    90,369     67,725
Postretirement benefit obligations..........................    21,700     12,458
Accrued interest............................................    18,946     13,829
Accrued compensation costs..................................    14,622     14,353
Research and development and other credit carryforwards.....     9,942      8,972
Facility closure and consolidation costs....................     5,890      4,983
Inventory valuation adjustments.............................     5,630      4,438
Warranty and environmental costs............................     5,402      9,571
Capital loss carryforward...................................     4,806      4,039
Loss contracts..............................................     1,611        892
Bad debt allowance..........................................       377        121
Other.......................................................    (3,042)    (5,013)
Valuation allowance.........................................   (63,074)   (49,052)
                                                              --------   --------
                                                              $ 47,428   $ 31,910
                                                              ========   ========

     Current and non-current deferred tax assets and liabilities, within the same tax jurisdiction, are offset for presentation in the consolidated balance sheet. The 2004 consolidated balance sheet includes $21.6 million and $43.9 million of current and non-current deferred tax assets, respectively. Also included in the 2004 consolidated balance sheet are $3.2 million and $14.9 million of current and non-current deferred tax liabilities, respectively. The 2003 consolidated balance sheet includes $15.7 million and $16.2 million of current and non-current deferred tax assets, respectively.

     The valuation allowance primarily relates to the uncertainty regarding the use of certain of Dura's net operating loss and capital loss carryforwards. In 2004 and 2003, the valuation allowance increased by $14.0 million and $7.9 million, respectively, primarily to reflect the current year losses including a current capital loss in certain jurisdictions where there is negative evidence which indicates that it is more likely than not that loss carryforwards will not be utilizable, as well as the impact of foreign exchange. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested. As of December 31, 2004, Dura had approximately $269.9 million of net operating loss carryforwards, of which $138.4 million related to certain foreign subsidiaries. Utilization of these losses is subject to the tax laws of the applicable foreign jurisdiction and will be limited by the ability of such foreign subsidiary to generate taxable income. Of the total net operating loss carryforwards, $98.0 million have no expiration and $171.9 million expire in 2005 through 2024. Capital loss carryforwards of $1.7 million and $8.1 million will expire in 2005 and 2006, respectively. Capital loss carryforwards of $3.5 million have no expiration date. Dura has recorded a valuation allowance on a majority of the capital loss carryforwards as Dura believes that it is more likely than not that a significant portion of these losses are not realizable. The utilization of Dura's research and development credit carryforwards expire in 2010 through 2024. Dura has been granted tax holidays in certain countries in which it operates. In 2004, Dura recognized total tax holiday benefits of approximately $2.7 million.

     Dura operates within multiple tax jurisdictions and is subject to audits in these jurisdictions. Upon audit, these taxing jurisdictions could retroactively disagree with Dura's tax treatment of certain items. Consequently, the actual liabilities with respect to any year may be determined long after financial statements have

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES been issued. Dura establishes tax reserves for estimated tax exposures. These potential exposures result from varying applications of statutes, rules, regulations, case law and interpretations. The settlement of these exposures primarily occurs upon finalization of tax audits. However, the amount of the exposures can also be impacted by changes in tax laws and other factors. On a quarterly basis, Dura evaluates the reserve amounts in light of any additional information and adjusts the reserve balances as necessary to reflect the best estimate of the probable outcomes. Dura believes that it has established the appropriate reserves for these estimated exposures. However, actual results may differ from these estimates. The resolution of these tax matters in a particular future period could have a material impact on Dura's consolidated statement of operations.

     As discussed in Note 3, during 2003 and 2002, Dura recorded total losses from discontinued operations of $129.4 million related to the disposition of the Mechanical Assemblies Europe business. Dura has not recorded tax benefits for these losses as it believes it is more likely than not that such losses will not be realized.

     The new repatriation provisions in the 2004 American Jobs Creation Act (the "AJC Act") creates a temporary incentive for U.S. Corporations to repatriate accumulated income earned abroad by providing an 85 percent dividend received deduction for certain dividends from controlled foreign corporations. Dura is currently reviewing whether any foreign earnings will be repatriated in 2005 under these provisions, and expects to complete its evaluation by the end of the third quarter of 2005. At this time, Dura cannot reasonably estimate the amount of unremitted earnings that may be repatriated if any.

11.  SEGMENT REPORTING:

     Dura follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Dura is organized in three divisions based on the products that each division offers to vehicle OEM customers. Each division reports their results of operations, submits budgets, and makes capital expenditure requests to the chief operating decision-making group. This group consists of the president and chief executive officer, the presidents of the three divisions, the chief financial officer and the vice-presidents of administration and human resources. Dura's operating segments have been aggregated into one reportable segment, as Dura believes it meets the aggregation criteria of SFAS No. 131. Dura's divisions, each with a separate management team, are dedicated to providing vehicle components and systems to OEM customers. Each of the divisions demonstrate similar economic performance, mainly driven by vehicle production volumes of the customers for which they service. All of Dura's operations use similar manufacturing techniques and utilize common cost-saving tools. These techniques include continuous improvement programs designed to reduce Dura's overall cost base and to enable Dura to better handle OEM volume fluctuations.

     The following table presents revenues and long-lived assets for each of the geographic areas in which Dura operates (in thousands):

                                                YEARS ENDED DECEMBER 31,
                       ---------------------------------------------------------------------------
                                2004                      2003                      2002
                       -----------------------   -----------------------   -----------------------
                                    LONG-LIVED                LONG-LIVED                LONG-LIVED
                        REVENUES      ASSETS      REVENUES      ASSETS      REVENUES      ASSETS
                       ----------   ----------   ----------   ----------   ----------   ----------
North America........  $1,477,678    $205,964    $1,430,319    $221,928    $1,580,555    $221,069
Europe...............     967,600     266,703       914,601     253,253       755,520     212,298
Other foreign
  countries..........      47,265      14,439        35,874      13,182        24,248      11,112
                       ----------    --------    ----------    --------    ----------    --------
                       $2,492,543    $487,106    $2,380,794    $488,363    $2,360,323    $444,479
                       ==========    ========    ==========    ========    ==========    ========

     Revenues are attributed to geographic locations based on the location of product production.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The following is a summary composition by product category of Dura's revenues (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                   ------------------------------------
                                                      2004         2003         2002
                                                   ----------   ----------   ----------
Driver control systems...........................  $  846,295   $  845,019   $  790,907
Glass systems....................................     402,337      369,364      322,471
Seating control systems..........................     344,033      363,652      360,487
Structural door modules..........................     231,646      202,302      269,468
Exterior trim systems............................     173,212      177,667      157,487
Engineered assemblies............................     151,632      161,000      189,955
RVSV appliances..................................     110,290       89,273       86,268
Other............................................     233,098      172,517      183,280
                                                   ----------   ----------   ----------
Revenues from external customers.................  $2,492,543   $2,380,794   $2,360,323
                                                   ==========   ==========   ==========

     Customers that accounted for a significant portion of consolidated revenues for each of the three years in the period ended December 31, 2004 were as follows:

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              2004   2003   2002
                                                              ----   ----   ----
Ford........................................................   19%    20%    26%
GM..........................................................   12%    14%    14%
Lear........................................................   11%    12%    12%
DaimlerChrysler.............................................    8%     9%    10%

     As of December 31, 2004 and 2003, receivables from these customers represented 41 percent and 38 percent of total accounts receivable, respectively.

12.  EMPLOYEE BENEFIT PLANS:

  DEFINED BENEFIT PLANS AND POSTRETIREMENT BENEFITS:

     Dura sponsors 17 defined benefit type plans that cover certain hourly and salaried employees in the U.S., Canada and certain European countries. Dura's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, Dura has nine postretirement medical benefit plans for certain employee groups and has recorded a liability for its estimated obligation under these plans. The tables below are based on a September 30 measurement date.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The change in benefit obligation, plan assets and funded status for the plans related to continuing operations consisted of the following (in thousands):

                                             PENSION PLANS IN WHICH
                                              ACCUMULATED BENEFITS     POSTRETIREMENT BENEFITS
                                                  EXCEED ASSETS          OTHER THAN PENSIONS
                                             -----------------------   -----------------------
                                                2004         2003         2004         2003
                                             ----------   ----------   ----------   ----------
Change in Benefit Obligation:
  Benefit obligation at beginning of
     year..................................   $140,838     $118,465     $ 25,112     $ 22,875
  Service cost.............................      2,344        3,704          643          484
  Interest cost............................      8,525        7,949        1,795        1,649
  Plan participants' contributions.........         --           --          282           --
  Amendments...............................        224        5,425         (420)          --
  Actuarial loss...........................      4,510        6,182        6,312        1,837
  Benefits paid............................     (9,687)      (7,714)      (3,373)      (2,490)
  Exchange rate changes....................      3,622        6,827          376          757
                                              --------     --------     --------     --------
  Benefit obligation at end of year........   $150,376     $140,838     $ 30,727     $ 25,112
                                              ========     ========     ========     ========
Change in Plan Assets:
  Fair value of plan assets at beginning of
     year..................................   $ 79,100     $ 66,066     $     --     $     --
  Actual return on plan assets.............      6,283        8,384           --           --
  Employer contributions...................      8,148        8,020        3,373        2,330
  Benefits paid............................     (8,536)      (7,105)      (3,373)      (2,330)
  Settlement...............................     (1,405)          --           --           --
  Exchange rate changes....................      1,978        3,735           --           --
                                              --------     --------     --------     --------
  Fair value of plan assets at end of
     year..................................   $ 85,568     $ 79,100     $     --     $     --
                                              ========     ========     ========     ========
Change in Funded Status:
  Funded status............................   $(64,808)    $(61,738)    $(30,727)    $(25,112)
  Unrecognized actuarial loss..............     35,763       30,461        7,943        1,855
  Unrecognized prior service cost
     (benefit).............................      8,339        9,339          (16)         (40)
  Adjustment to recognize minimum
     liability.............................    (42,465)     (30,945)          --           --
                                              --------     --------     --------     --------
  Accrued benefit cost.....................   $(63,171)    $(52,883)    $(22,800)    $(23,297)
                                              ========     ========     ========     ========

     The accumulated benefit obligation for all defined benefit pension plans was $150.1 million at December 31, 2004 and $139.7 million at December 31, 2003. As of December 31, 2004 and 2003, all of Dura's defined benefit and postretirement medical benefit plans had accumulated benefit obligations that exceeded plan assets.

     The following weighted-average assumptions were used to determine benefit obligations:

                                                                                   POST-
                                                                                RETIREMENT
                                                                              BENEFITS OTHER
                                                          PENSION BENEFITS     THAN PENSIONS
                                                          -----------------   ---------------
                                                           2004      2003      2004     2003
                                                          -------   -------   ------   ------
Discount rate...........................................   5.77%     6.07%     6.00%    6.34%
Rate of compensation increase...........................   2.77%     2.93%      N/A      N/A

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The following weighted-average assumptions were used to determine net periodic benefit costs:

                                                                                   POST-
                                                                                RETIREMENT
                                                                              BENEFITS OTHER
                                                          PENSION BENEFITS     THAN PENSIONS
                                                          -----------------   ---------------
                                                           2004      2003      2004     2003
                                                          -------   -------   ------   ------
Discount rate...........................................   5.93%     6.41%     6.00%    6.34%
Expected return on plan assets..........................   7.80%     7.86%      N/A      N/A
Rate of compensation increase...........................   2.77%     2.93%      N/A      N/A

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

     The following health care cost trend rates were used to account for the plans:

                                                                 2004         2003
                                                              ----------   ----------
Health care cost trend rate assumed for next year...........  7.75-11.00%  8.50-13.00%
Rate to which the cost trend rate is assumed to decline (the
  ultimate trend rate)......................................   5.00-6.00%   5.00-6.00%
Year that the rate reaches the ultimate trend rate..........   2007-2009    2008-2011

     The components of net periodic benefit costs are as follows (in thousands):

                                                               POSTRETIREMENT BENEFITS
                                      PENSION BENEFITS           OTHER THAN PENSIONS
                                  YEARS ENDED DECEMBER 31,     YEARS ENDED DECEMBER 31,
                                 ---------------------------   ------------------------
                                  2004      2003      2002      2004     2003     2002
                                 -------   -------   -------   ------   ------   ------
Service cost...................  $ 2,344   $ 3,704   $ 2,835   $  643   $  484   $  422
Interest cost..................    8,525     7,949     8,003    1,795    1,649    1,613
Expected return on plan
  assets.......................   (6,355)   (5,810)   (5,972)      --       --       --
Amendments/curtailments........    1,357        44       891     (437)      --       --
Amortization of prior service
  cost (benefit)...............    2,076     1,710       477       (9)      60      (20)
Recognized actuarial loss......      172       316       150      239       --       --
                                 -------   -------   -------   ------   ------   ------
Net periodic benefit cost......  $ 8,119   $ 7,913   $ 6,384   $2,231   $2,193   $2,015
                                 =======   =======   =======   ======   ======   ======

     Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                  ONE PERCENTAGE-POINT   ONE PERCENTAGE-POINT
                                                        INCREASE               DECREASE
                                                  --------------------   --------------------
Effect on total of service and interest cost
  components....................................         $  304                $  (207)
Effect on the post-retirement benefit
  obligation....................................          2,538                 (2,040)

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     Dura's domestic pension plan weighted-average asset allocations at the September 30, 2004 and 2003 measurement dates were as follows:

                                                              PENSION BENEFITS
                                                              -----------------
                                                               2004      2003
                                                              -------   -------
Equity securities...........................................     1%       53%
Debt securities.............................................    12%       44%
Other.......................................................    87%        3%
                                                               ----      ----
Total.......................................................   100%      100%
                                                               ====      ====

     The above asset allocation is substantially different from Dura's preferred allocation due to the transferring of domestic plan assets to a new pension asset manager on October 1, 2004. As of September 30, 2004 these domestic plan assets were held in cash prior to the transfer to the new manager. Dura's preferred asset allocation is approximately 60 percent equity securities and 40 percent fixed income and debt securities.

     The investment strategy for the domestic defined benefit pension plans is becoming more conservative due to the cessation of accepting new participants. The focus is on diminishing the underfunding of $42.4 million at December 31, 2004 and at the same time protecting the participants' positions. Consequently, the current target investment mix is 60% in equity securities and 40% in fixed income and debt securities.

     Dura's foreign pension plan weighted-average asset allocations at the September 30, 2004 and 2003 measurement dates were as follows:

                                                                PENSION
                                                               BENEFITS
                                                              -----------
                                                              2004   2003
                                                              ----   ----
Equity securities...........................................   58%    61%
Debt securities.............................................   35%    33%
Other.......................................................    7%     6%
                                                              ---    ---
Total.......................................................  100%   100%
                                                              ===    ===

     The investment strategy for the foreign defined benefit pension plans is becoming more conservative due to the cessation of accepting new participants. The focus is on diminishing the underfunding of $22.4 million at December 31, 2004 and at the same time protecting the participants' positions. Consequently, the current target investment mix is 60% in equity securities and 40% in fixed income and debt securities.

     Dura employs a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S and non-U.S. stocks as well as growth, value, and small and large capitalization companies. Other assets such as real estate, private equity, and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

     Dura expects to contribute $7.3 million to its pension plans and $2.9 million to its postretirement medical benefit plans in 2005.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The following table presents Dura's projected benefit payments as of December 31, 2004 (in thousands):

YEAR                                                          PENSION   POST-RETIREMENT
----                                                          -------   ---------------
2005........................................................  $ 8,334       $ 2,864
2006........................................................    7,978         2,827
2007........................................................    8,400         2,638
2008........................................................    8,831         2,486
2009........................................................    8,549         2,357
Thereafter..................................................   51,058        10,700

  RETIREMENT SAVINGS PLANS:

     Dura sponsors various employee retirement savings plans that allow qualified employees to provide for their retirement on a tax-deferred basis. In accordance with the terms of the retirement savings plans, Dura is required to match certain of the participants' contributions and/or provide employer contributions based on Dura's performance and other factors. Dura's contributions totaled $8.5 million, $8.6 million, and $7.5 million during the years ended 2004, 2003, and 2002, respectively.

13.  COMMITMENTS AND CONTINGENCIES:

  LEASES:

     Dura leases office and manufacturing space and certain equipment under operating lease agreements which require it to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. Of these lease commitments, $18.6 million are included in facility closure and consolidation costs reserves. Future annual rental commitments at December 31, 2004 under these operating leases are as follows (in thousands):

YEAR                                                           AMOUNT
----                                                           -------
2005........................................................   $26,225
2006........................................................    18,849
2007........................................................     8,990
2008........................................................     5,261
2009........................................................     4,653
Thereafter..................................................    28,759

  LITIGATION:

     Dura is involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties, including, but not limited to, court rulings, negotiations between affected parties and governmental intervention. Dura has established reserves for matters that are probable and estimable in amounts it believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to Dura and discussions with legal counsel, it is the opinion of Dura that the ultimate outcome of the various legal actions and claims that are incidental to Dura's business will not have a material adverse impact on the consolidated financial position, results of operations, or cash flows of Dura; however, such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance.

14.  RELATED PARTY TRANSACTIONS:

     Dura incurred fees to Hidden Creek, a former affiliate of Dura, of approximately $0.3 million in 2004 related to business development services. In 2003, Dura incurred fees to Hidden Creek of approximately

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

$1.1 million in connection with the offering of the 2003 Senior Notes, the acquisition of the Creation Group and other business development services. In 2002, Dura incurred fees to Hidden Creek of approximately $2.5 million in connection with the offering of the 2002 Senior Notes, the tranche C term loan, and other business development services.

     In November 2001, Dura entered into a definitive agreement to divest its Plastic Products business for total proceeds of approximately $41.0 million. The transaction closed on January 28, 2002. Two members of Dura's Board of Directors are members of management of an investor group, which is general partner of the controlling shareholder of the acquiring company. Dura currently holds a note receivable from the acquiring company for $6.0 million as of December 31, 2004.

     During 1999, Dura and the former chairman of Dura's Board of Directors, formed Automotive Aviation Partners, LLC ("AAP") to facilitate the purchase of a corporate airplane. Dura owned 25 percent of AAP and Dura's former chairman owned 75 percent. Each party provided guarantees for their ownership percent in favor of the AAP's lending institution; Dura's guarantee was for $1.25 million. In 2001, Dura loaned approximately $1.2 million to AAP (the "Dura Loan") to enable it to make a principal and interest payment to the lending institution. The former chairman had personally guaranteed repayment of 75 percent of this loan. The Dura Loan was due and payable in October 2002. Subsequently, Dura and its former chairman established a repayment schedule with respect to the former chairman's guarantee, for which payments are current. As of December 31, 2004, the former chairman owed approximately $0.6 million to Dura under this arrangement. In March 2004, a wholly-owned subsidiary of Dura acquired the former chairman's 75 percent interest in AAP in exchange for nominal consideration. Dura has repaid the loan to AAP's lending institution and the former chairman has been released from his guaranty to such lender. The former chairman remains liable under his guaranty to Dura.

     In March 2003, Dura entered into a two year agreement with its former Chief Executive Officer. Under the terms of the agreement, this individual will receive an annual consulting fee of $525,000 for two years, stock options for 270,000 shares of Class A Common Stock, and his existing vested options exercise period were extended to the remaining life of those options. As of December 31, 2004, all 270,000 of the additional options have been granted.

     During April 2004, Onex, Dura's controlling shareholder, converted all of its remaining Class B common stock into Class A common stock, resulting in a single class of voting shares outstanding and effectively eliminated their majority voting control over shareholder matters of Dura. As a result, during June 2004, Dura entered into change of control agreements ("the Agreements") with certain key officers and directors. The Agreements provide for severance pay including incentive compensation, continuation of certain other benefits, gross-up of payments deemed to be excess parachute payments, additional years of credited service under Dura's supplemental executive retirement plan and undiscounted lump-sum payment of the benefit due there-under within ten days of the termination date, and indemnification of the individual with respect to certain matters associated with their employment by Dura. In the event of a change of control, the benefit to be received by certain key officers and directors from existing agreements and the Agreements noted above is $21.9 million as of December 31, 2004. "Change of control" is defined as the accumulation by any person, entity or group of affiliated entities meeting certain levels of voting power of Dura's voting stock or the occurrence of certain other specified events, as defined in the Agreements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

15.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a condensed summary of actual quarterly results of operations for 2004 and 2003 (in thousands, except per share amounts):

                                                        (GAIN)/LOSS                BASIC       DILUTED
                                                            FROM         NET     EARNINGS      EARNINGS
                                   GROSS    OPERATING   DISCONTINUED   INCOME     (LOSS)      (LOSS) PER
                       REVENUES   PROFIT     INCOME      OPERATIONS    (LOSS)    PER SHARE     SHARE(A)
                       --------   -------   ---------   ------------   -------   ---------   ------------
2004:
  First..............  $634,563   $76,665    $36,190      $  (693)     $ 9,168    $ 0.50        $ 0.48
  Second.............   658,815    76,683     25,174           12        3,340      0.18          0.18
  Third..............   616,363    63,904     20,134          (18)      (2,697)    (0.15)        (0.15)
  Fourth.............   582,802    61,178     24,181          (50)       1,912      0.10          0.10
2003:
  First..............  $592,805   $76,429    $37,558      $  (978)     $ 9,157    $ 0.50        $ 0.50
  Second.............   606,430    78,258     37,529          711       10,840      0.59          0.58
  Third..............   554,398    61,098     27,697          348        5,196      0.28          0.28
  Fourth.............   627,161    75,766     24,210       (2,874)      (2,855)    (0.16)        (0.15)(b)

---------------

(a) See Note 6 for discussion on the computation of diluted shares outstanding.

(b) Includes $2,852 for loss on early extinguishment of debt.

     The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock method.

16.  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:

     The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to Dura's business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of Dura and has fully and unconditionally guaranteed the Subordinated Notes issued by DOC, on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2004

                                      DURA                     NON-
                                   OPERATING    GUARANTOR   GUARANTOR
                                     CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                   ----------   ---------   ----------   ------------   ------------
                                                        (AMOUNTS IN THOUSANDS)
                                               ASSETS
Current assets:
  Cash and cash equivalents......  $    2,944   $  1,626    $  186,998   $        --     $  191,568
  Accounts receivable, net.......      27,455     82,504       163,997            --        273,956
  Inventories....................      12,735     60,326        76,773            --        149,834
  Current portion of derivative
     instruments.................       7,746         --            --            --          7,746
  Other current assets...........      14,485     19,868        57,663            --         92,016
  Due from affiliates............     181,728     39,261         7,599      (228,588)            --
                                   ----------   --------    ----------   -----------     ----------
     Total current assets........     247,093    203,585       493,030      (228,588)       715,120
                                   ----------   --------    ----------   -----------     ----------
Property, plant and equipment,
  net............................      52,560    115,582       318,964            --        487,106
Investment in subsidiaries.......     761,450     28,799        74,338      (864,587)            --
Notes receivable from
  affiliates.....................     384,563    235,563        26,188      (646,314)            --
Goodwill.........................     380,907    128,773       393,904            --        903,584
Noncurrent portion of derivative
  instruments....................      10,601         --            --            --         10,601
Other assets, net................      61,918     15,668        29,924            --        107,510
                                   ----------   --------    ----------   -----------     ----------
                                   $1,899,092   $727,970    $1,336,348   $(1,739,489)    $2,223,921
                                   ==========   ========    ==========   ===========     ==========

                              LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable...............  $   45,103   $ 70,663    $  154,575   $        --     $  270,341
  Accrued liabilities............      57,888     22,412       106,954            --        187,254
  Current maturities of long-term
     debt........................       1,500          3         1,465            --          2,968
  Due to affiliates..............      41,586    150,935        36,067      (228,588)            --
                                   ----------   --------    ----------   -----------     ----------
     Total current liabilities...     146,077    244,013       299,061      (228,588)       460,563
                                   ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
  maturities.....................     144,750          3         6,145            --        150,898
Senior notes.....................     400,000         --            --            --        400,000
Subordinated notes...............     589,469         --            --            --        589,469
Mandatorily redeemable
  convertible trust preferred
  securities.....................      55,250         --            --            --         55,250
Senior notes -- derivative
  instrument adjustment..........      18,347         --            --            --         18,347
Other noncurrent liabilities.....      57,083     18,450        66,370            --        141,903
Notes payable to affiliates......     236,752    158,282       251,280      (646,314)            --
                                   ----------   --------    ----------   -----------     ----------
     Total liabilities...........   1,647,728    420,748       622,856      (874,902)     1,816,430
                                   ----------   --------    ----------   -----------     ----------
Stockholders' investment.........     263,392    307,222       549,875      (864,587)       255,902
Accumulative Translation Adj.....     (12,028)        --       163,617            --        151,589
                                   ----------   --------    ----------   -----------     ----------
                                   $1,899,092   $727,970    $1,336,348   $(1,739,489)    $2,223,921
                                   ==========   ========    ==========   ===========     ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DEC. 31, 2004

                                        DURA                     NON-
                                      OPERATING   GUARANTOR   GUARANTOR
                                        CORP.     COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                      ---------   ---------   ----------   ------------   ------------
                                                           (AMOUNTS IN THOUSANDS)
Revenues............................  $327,516    $972,793    $1,241,070     $(48,836)     $2,492,543
Cost of sales.......................   298,655     839,237     1,125,057      (48,836)      2,214,113
                                      --------    --------    ----------     --------      ----------
  Gross profit......................    28,861     133,556       116,013           --         278,430
Selling, general and administrative
  expenses..........................    55,379      31,111        63,999           --         150,489
Facility consolidation and other
  charges...........................       295      17,232         4,290           --          21,817
Amortization expense................       222         182            41           --             445
                                      --------    --------    ----------     --------      ----------
  Operating income (loss)...........   (27,035)     85,031        47,683           --         105,679
Interest expense, net...............    71,909       6,927        10,699           --          89,535
                                      --------    --------    ----------     --------      ----------
Income (loss) from continuing
  operations before provision for
  income taxes and minority
  interest..........................   (98,944)     78,104        36,984           --          16,144
Provision (benefit) for income
  taxes.............................   (13,533)     11,561         5,644           --           3,672
Equity in (earnings) losses of
  affiliates, net...................   (92,355)         --           482       91,873              --
Dividends from affiliates...........    (4,899)         --            --        4,899              --
                                      --------    --------    ----------     --------      ----------
  Income (loss) from continuing
     operations.....................    11,843      66,543        30,858      (96,772)         12,472
Loss from discontinued operations...      (120)         --          (629)          --            (749)
                                      --------    --------    ----------     --------      ----------
  Net income (loss).................  $ 11,723    $ 66,543    $   30,229     $(96,772)     $   11,723
                                      ========    ========    ==========     ========      ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DEC. 31, 2004

                                          DURA                    NON-
                                        OPERATING   GUARANTOR   GUARANTOR
                                          CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                        ---------   ---------   ---------   ------------   ------------
                                                            (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Income (loss) from continuing
     operations.......................  $ 11,843    $ 66,543    $ 30,858      $(96,772)      $ 12,472
  Adjustments to reconcile income
     (loss) from continuing operations
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization....     8,826      21,617      52,945            --         83,388
     Amortization of deferred
       financing fees.................     3,522          --          --            --          3,522
     Facility consolidation and
       other..........................     8,736       1,932       2,838            --         13,506
     Deferred income tax provision
       (benefit)......................       750     (14,573)     (2,840)           --        (16,663)
     Loss on early extinguishment of
       debt...........................        --          --          --            --             --
     Equity in losses (earnings) of
       affiliates and minority
       interest.......................   (92,355)         --         482        91,873             --
     Changes in other operating
       items..........................    91,986     (19,654)    (59,336)           --         12,996
                                        --------    --------    --------      --------       --------
       Net cash provided by (used in)
          operating activities........    33,308      55,865      24,947        (4,899)       109,221
                                        --------    --------    --------      --------       --------
INVESTING ACTIVITIES:
  Capital expenditures, net...........    (9,399)    (13,705)    (44,104)           --        (67,208)
  Acquisitions, net...................        --          --     (13,327)           --        (13,327)
                                        --------    --------    --------      --------       --------
       Net cash used in investing
          activities..................    (9,399)    (13,705)    (57,431)           --        (80,535)
                                        --------    --------    --------      --------       --------
FINANCING ACTIVITIES:
  Long-term borrowings................        --          --         568            --            568
  Repayments of long-term
     borrowings.......................    (8,897)        (37)    (10,293)           --        (19,227)
  Purchase of treasury shares and
     other, net.......................       (61)         --          --            --            (61)
  Proceeds from exercise of stock
     options, net.....................     2,353          --          --            --          2,353
  Debt issue costs....................      (552)         --          --            --           (552)
  Debt financing (to) from
     affiliates.......................   (59,536)    (36,724)     96,260            --             --
  Dividends paid......................        --      (4,899)         --         4,899             --
                                        --------    --------    --------      --------       --------
       Net cash provided by (used in)
          financing activities........   (66,693)    (41,660)     86,535         4,899        (16,919)
                                        --------    --------    --------      --------       --------
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS....................    13,632          --     (14,350)           --           (718)
                                        --------    --------    --------      --------       --------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING
  OPERATIONS..........................   (29,152)        500      39,701            --         11,049
NET CASH FLOW FROM DISCONTINUED
  OPERATIONS..........................      (120)         --        (629)           --           (749)
CASH AND CASH EQUIVALENTS:
  Beginning of period.................    32,216       1,126     147,926            --        181,268
                                        --------    --------    --------      --------       --------
  End of period.......................  $  2,944    $  1,626    $186,998      $     --       $191,568
                                        ========    ========    ========      ========       ========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003

                                      DURA                     NON-
                                   OPERATING    GUARANTOR   GUARANTOR
                                     CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                   ----------   ---------   ----------   ------------   ------------
                                                        (AMOUNTS IN THOUSANDS)
                                               ASSETS
Current assets:
  Cash and cash equivalents......  $   32,216   $  1,126    $  147,926   $        --     $  181,268
  Accounts receivable, net.......      18,721     75,182       180,442            --        274,345
  Inventories....................      10,714     45,368        71,875            --        127,957
  Current portion of derivative
     instruments.................       6,629         --            --            --          6,629
  Other current assets...........      18,234     19,831        56,980            --         95,045
  Due from affiliates............     163,744     43,724         2,679      (210,147)            --
                                   ----------   --------    ----------   -----------     ----------
     Total current assets........     250,258    185,231       459,902      (210,147)       685,244
                                   ----------   --------    ----------   -----------     ----------
Property, plant and equipment,
  net............................      56,473    125,865       306,025            --        488,363
Investment in subsidiaries.......     679,527     22,490        74,820      (776,837)            --
Notes receivable from
  affiliates.....................     570,092    528,641        41,169    (1,139,902)            --
Goodwill.........................     411,788     96,622       350,612            --        859,022
Noncurrent portion of derivative
  instruments....................      12,844         --            --            --         12,844
Other assets, net................      59,624      4,985         5,350            --         69,959
                                   ----------   --------    ----------   -----------     ----------
                                   $2,040,606   $963,834    $1,237,878   $(2,126,886)    $2,115,432
                                   ==========   ========    ==========   ===========     ==========

                              LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable...............  $   40,559   $ 67,245    $  136,191   $        --     $  243,995
  Accrued liabilities............      58,735     30,350        98,416            --        187,501
  Current maturities of long-term
     debt........................       1,500         36         4,202            --          5,738
  Due to affiliates..............      45,657    139,281        25,209      (210,147)            --
                                   ----------   --------    ----------   -----------     ----------
     Total current liabilities...     146,451    236,912       264,018      (210,147)       437,234
                                   ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
  maturities.....................     146,250          3        12,868            --        159,121
Senior notes.....................     400,000         --            --            --        400,000
Subordinated notes...............     578,505         --            --            --        578,505
Mandatorily redeemable
  convertible trust preferred
  securities.....................      55,250         --            --            --         55,250
Senior notes -- derivative
  instrument adjustment..........      19,473         --            --            --         19,473
Other noncurrent liabilities.....      61,113     12,168        61,981            --        135,262
Notes payable to affiliates......     404,690    459,336       275,876    (1,139,902)            --
                                   ----------   --------    ----------   -----------     ----------
     Total liabilities...........   1,811,732    708,419       614,743    (1,350,049)     1,784,845
                                   ----------   --------    ----------   -----------     ----------
Stockholders' investment.........     228,874    255,415       623,135      (776,837)       330,587
                                   ----------   --------    ----------   -----------     ----------
                                   $2,040,606   $963,834    $1,237,878   $(2,126,886)    $2,115,432
                                   ==========   ========    ==========   ===========     ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DEC. 31, 2003

                                       DURA                     NON-
                                     OPERATING   GUARANTOR   GUARANTOR
                                       CORP.     COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                     ---------   ---------   ----------   ------------   ------------
                                                          (AMOUNTS IN THOUSANDS)
Revenues...........................  $ 329,638   $933,508    $1,168,817    $ (51,169)     $2,380,794
Cost of sales......................    300,176    786,361     1,053,875      (51,169)      2,089,243
                                     ---------   --------    ----------    ---------      ----------
  Gross profit.....................     29,462    147,147       114,942           --         291,551
Selling, general and administrative
  expenses.........................     65,919     29,614        59,402           --         154,935
Facility consolidation and other
  charges..........................        550     10,004        (1,302)          --           9,252
Amortization expense...............        239         94            37           --             370
                                     ---------   --------    ----------    ---------      ----------
Operating income (loss)............    (37,246)   107,435        56,805           --         126,994
  Interest expense, net............     69,489      2,105        10,327           --          81,921
Loss on early extinguishment of
  debt, net........................      2,852         --            --           --           2,852
Income (loss) from continuing
  operations before provision for
  income taxes and minority
  interest.........................   (109,587)   105,330        46,478           --          42,221
  Provision (benefit) for income
     taxes.........................    (29,101)    29,911        13,545           --          14,355
Equity in (earnings) losses of
  affiliates, net..................     22,379         --        (3,894)     (18,485)             --
Minority interest -- dividends on
  trust preferred securities,
  net..............................      2,735         --            --           --           2,735
Dividends from affiliates..........   (127,938)        --            --      127,938              --
Income (loss) from continuing
  operations.......................     22,338     75,419        36,827     (109,453)         25,131
                                     ---------   --------    ----------    ---------      ----------
  Loss from discontinued
     operations....................         --         --        (2,793)          --          (2,793)
                                     ---------   --------    ----------    ---------      ----------
Net income (loss)..................     22,338     75,419        34,034     (109,453)         22,338
                                     =========   ========    ==========    =========      ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DEC. 31, 2003

                                               DURA                    NON-
                                             OPERATING   GUARANTOR   GUARANTOR
                                               CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                             ---------   ---------   ---------   ------------   ------------
                                                                 (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Income (loss) from continuing
    operations.............................  $  22,338   $  75,419   $ 36,827     $(109,453)     $  25,131
  Adjustments to reconcile income (loss)
    from continuing operations to net cash
    provided by (used in) operating
    activities:
    Depreciation and amortization..........     10,171      21,947     45,449            --         77,567
    Amortization of deferred financing
      fees.................................      4,520          --         --            --          4,520
    Facility consolidation and other.......         --          --      7,290            --          7,290
    Deferred income tax provision
      (benefit)............................      1,862       5,447     (9,384)           --         (2,075)
    Loss on early extinguishment of debt...      2,852          --         --            --          2,852
    Equity in losses (earnings) of
      affiliates and minority interest.....     22,379          --     (3,894)      (18,485)            --
    Changes in other operating items.......     26,007     (33,924)    26,978            --         19,061
                                             ---------   ---------   --------     ---------      ---------
      Net cash provided by (used in)
         operating activities..............     90,129      68,889    103,266      (127,938)       134,346
                                             ---------   ---------   --------     ---------      ---------
INVESTING ACTIVITIES:
  Capital expenditures, net................      6,303     (11,327)   (62,649)           --        (67,673)
  Acquisitions, net........................    (57,825)         --         --            --        (57,825)
                                             ---------   ---------   --------     ---------      ---------
      Net cash provided by (used in)
         investing activities..............    (51,522)    (11,327)   (62,649)           --       (125,498)
                                             ---------   ---------   --------     ---------      ---------
FINANCING ACTIVITIES:
  Long-term borrowings.....................         --          --     55,795            --         55,795
  Repayments of long-term borrowings.......     (1,510)        (85)   (62,367)           --        (63,962)
  Purchase of treasury shares and other,
    net....................................       (478)         --         --            --           (478)
  Proceeds from issuance of senior notes,
    net....................................     50,000          --         --            --         50,000
  Proceeds from exercise of stock options,
    net....................................      2,156          --         --            --          2,156
  Debt issue costs.........................     (4,927)         --         --            --         (4,927)
  Debt financing (to) from affiliates......   (152,098)     71,076     81,022            --             --
  Dividends paid...........................         --    (127,938)        --       127,938             --
  Net cash provided by (used in) financing
    activities.............................   (106,857)    (56,947)    74,450       127,938         38,584
                                             ---------   ---------   --------     ---------      ---------
      EFFECT OF EXCHANGE RATES ON CASH AND
         CASH EQUIVALENTS..................     20,788          --    (33,505)           --        (12,717)
                                             ---------   ---------   --------     ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS...............    (47,462)        615     81,562            --         34,715
NET CASH FLOW FROM DISCONTINUED
  OPERATIONS...............................         --          --      3,316            --          3,316
CASH AND CASH EQUIVALENTS:
Beginning of period........................     79,678         511     63,048            --        143,237
                                             ---------   ---------   --------     ---------      ---------
  End of period............................  $  32,216   $   1,126   $147,926     $      --      $ 181,268
                                             =========   =========   ========     =========      =========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DEC. 31, 2002

                                      DURA                     NON-
                                    OPERATING   GUARANTOR    GUARANTOR
                                      CORP.     COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                    ---------   ----------   ---------   ------------   ------------
                                                         (AMOUNTS IN THOUSANDS)
Revenues..........................  $ 369,291   $1,044,838   $ 998,910    $ (52,716)     $2,360,323
Cost of sales.....................    331,695      863,924     892,118      (52,716)      2,035,021
                                    ---------   ----------   ---------    ---------      ----------
  Gross profit....................     37,596      180,914     106,792           --         325,302
Selling, general and
  administrative expenses.........     55,205       26,409      53,957           --         135,571
Facility consolidation, product
  recall and other charges........      5,855        1,921       8,345           --          16,121
Amortization expense..............        831            6         152           --             989
                                    ---------   ----------   ---------    ---------      ----------
  Operating income (loss).........    (24,295)     152,578      44,338           --         172,621
Interest expense (income), net....     74,393          (99)      9,614           --          83,908
Loss on early extinguishment of
  debt, net.......................      5,520           --          --           --           5,520
                                    ---------   ----------   ---------    ---------      ----------
  Income (loss) from continuing
     operations before provision
     for income taxes and minority
     interest.....................   (104,208)     152,677      34,724           --          83,193
Provision (benefit) for income
  taxes...........................    (44,334)      66,099      15,840           --          37,605
Equity in (earnings) losses of
  affiliates, net.................    230,079           --      (3,733)    (226,346)             --
Minority interest -- dividends on
  trust preferred securities,
  net.............................      2,486           --          --           --           2,486
Dividends from affiliates.........     (3,768)          --          --        3,768              --
                                    ---------   ----------   ---------    ---------      ----------
  Income (loss) from continuing
     operations...................   (288,671)      86,578      22,617      222,578          43,102
Loss from discontinued
  operations......................         --           --    (126,581)          --        (126,581)
                                    ---------   ----------   ---------    ---------      ----------
  Income (loss) before accounting
     change.......................   (288,671)      86,578    (103,964)     222,578         (83,479)
Cumulative effect of change in
  accounting......................         --           --    (205,192)          --        (205,192)
                                    ---------   ----------   ---------    ---------      ----------
  Net income (loss)...............  $(288,671)  $   86,578   $(309,156)   $ 222,578      $ (288,671)
                                    =========   ==========   =========    =========      ==========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                         DURA AUTOMOTIVE SYSTEMS, INC.

    CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DEC. 31, 2002

                                            DURA                    NON-
                                          OPERATING   GUARANTOR   GUARANTOR
                                            CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                          ---------   ---------   ---------   ------------   ------------
                                                              (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
  Income (loss) from continuing
     operations.........................  $(288,671)  $  86,578   $  22,617    $ 222,578      $  43,102
  Adjustments to reconcile income (loss)
     from continuing operations to net
     cash provided by (used in)
     operating activities:
     Depreciation and amortization......     12,582      22,145      34,594           --         69,321
     Amortization of deferred financing
       fees.............................      5,255          --          --           --          5,255
     Facility consolidation and other...         --          --      15,630           --         15,630
     Deferred income tax provision......     11,097      (1,326)      9,216           --         18,987
     Loss on early extinguishment of
       debt.............................      5,520          --          --           --          5,520
     Equity in losses (earnings) of
       affiliates and minority
       interest.........................    230,079          --      (3,733)    (226,346)            --
     Changes in other operating items...    211,002      30,010    (194,587)          --         46,425
                                          ---------   ---------   ---------    ---------      ---------
       Net cash provided by (used in)
          operating activities..........    186,864     137,407    (116,263)      (3,768)       204,240
                                          ---------   ---------   ---------    ---------      ---------
INVESTING ACTIVITIES:
  Capital expenditures, net.............     (7,081)    (12,921)    (34,310)          --        (54,312)
  Proceeds from disposition of
     business...........................     30,980          --          --           --         30,980
                                          ---------   ---------   ---------    ---------      ---------
       Net cash provided by (used in)
          investing activities..........     23,899     (12,921)    (34,310)          --        (23,332)
                                          ---------   ---------   ---------    ---------      ---------
FINANCING ACTIVITIES:
  Repayments of revolving credit
     facilities.........................    (59,267)         --      (3,057)          --        (62,324)
  Long-term borrowings..................    151,084          --      66,274           --        217,358
  Repayments of long-term borrowings....   (403,887)       (106)   (114,967)          --       (518,960)
  Purchase of treasury shares and other,
     net................................        (83)         --          --           --            (83)
  Proceeds from issuance of senior
     notes, net.........................    350,000          --          --           --        350,000
  Proceeds from stock offering and
     exercise of stock options, net.....      4,292          --          --           --          4,292
  Debt issue costs......................    (10,964)         --          --           --        (10,964)
  Debt financing (to) from affiliates...   (186,536)   (121,990)    308,526           --             --
  Dividends paid........................         --      (3,768)         --        3,768             --
                                          ---------   ---------   ---------    ---------      ---------
       Net cash provided by (used in)
          financing activities..........   (155,361)   (125,864)    256,776        3,768        (20,681)
                                          ---------   ---------   ---------    ---------      ---------
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS......................     13,615          --      (9,698)          --          3,917
                                          ---------   ---------   ---------    ---------      ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS............     69,017      (1,378)     96,505           --        164,144
NET CASH FLOW FROM DISCONTINUED
  OPERATIONS............................         --          --     (53,196)          --        (53,196)
CASH AND CASH EQUIVALENTS:
  Beginning of period...................     10,661       1,889      19,739           --         32,289
                                          ---------   ---------   ---------    ---------      ---------
  End of period.........................  $  79,678   $     511   $  63,048    $      --      $ 143,237
                                          =========   =========   =========    =========      =========

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

17.  SUBSEQUENT EVENTS:

     In February 2005, Dura amended its 2003 Credit Agreement to, among other things, adjust the total leverage, senior leverage and interest coverage ratios that it was required to maintain over the next six quarters beginning March 31, 2005. In addition, Dura repaid $35.0 million of the tranche C term loan.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dura Automotive Systems, Inc.

     We have audited the consolidated financial statements of Dura Automotive Systems, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 7, 2005 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the change in the Company's method of accounting for goodwill and other intangible assets); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 7, 2005

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

ADDITIONAL PURCHASE LIABILITIES RECORDED IN CONJUNCTION WITH ACQUISITIONS:

     The transactions in the purchase liabilities account recorded in conjunction with acquisitions account for the years ending December 31, 2004, 2003 and 2002 were as follows (in thousands):

                                                           2004      2003      2002
                                                          -------   -------   -------
Balance, beginning of the year..........................  $17,174   $19,886   $24,679
Provisions..............................................      170       332        --
Adjustments.............................................       40      (937)     (679)
Utilizations............................................   (2,786)   (2,107)   (4,114)
                                                          -------   -------   -------
Balance, end of the year................................  $14,598   $17,174   $19,886
                                                          =======   =======   =======

FACILITY CONSOLIDATION:

     The transactions in the facility consolidation reserve account for the year ending December 31, 2004, 2003 and 2002 were as follows (in thousands):

                                                           2004      2003      2002
                                                         --------   -------   -------
Balance, beginning of the year.........................  $ 19,875   $24,308   $ 1,766
Provisions.............................................    12,904     9,201    25,599
Adjustments............................................      (971)   (7,735)     (864)
Utilizations...........................................   (10,258)   (5,899)   (2,193)
                                                         --------   -------   -------
Balance, end of the year...............................  $ 21,550   $19,875   $24,308
                                                         ========   =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of Dura's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by Dura in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of Dura is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Dura's internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Dura's internal control over financial reporting includes those policies and procedures that:

     - Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of Dura's internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on management's assessment and those criteria, it believes that, as of December 31, 2004, Dura maintained effective internal control over financial reporting.

     Dura's independent registered public accounting firm has audited management's assessment of the effectiveness of Dura's internal control over financial reporting as of December 31, 2004, as stated in the Report of Independent Registered Public Accounting Firm, appearing under Item 9A, which expresses unqualified opinions on management's assessment and on the effectiveness of Dura's internal controls over financial reporting as of December 31, 2004.

                                                /s/ LAWRENCE A. DENTON
                                          --------------------------------------
                                          Lawrence A. Denton
                                          President, Chief Executive Officer and
                                          Director

                                                /s/ KEITH R. MARCHIANDO
                                          --------------------------------------
                                          Keith R. Marchiando
                                          Vice President and Chief Financial
                                          Officer

March 7, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dura Automotive Systems, Inc.

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under
Item 9A, that Dura Automotive Systems, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company, and our reports dated March 7, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
March 7, 2005

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CODE OF ETHICS

     Dura has adopted a Conflict of Interest and Code of Conduct which applies to all of its employees and directors. The Conflict of Interest and Code of Conduct is published on Dura's website at www.duraauto.com. Any amendments to the Conflict of Interest and Code of Conduct and waivers of the Conflict of Interest and Code of Conduct for its Chief Executive Officer, Chief Financial Officer or Controller will be published on its website. Dura will provide a copy of its Conflict of Interest and Code of Conduct, free of charge, upon request. To request a copy, please submit your request to: Dura Automotive Systems, Inc. ,2791 Research Drive, Rochester Hills, MI 48309, Attn: Corporate Secretary.

     The information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive proxy statement for its Annual Meeting of Shareholders to be held May 18, 2005, is incorporated herein by reference.

     Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding its executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in Dura's 2005 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by Item 12 is incorporated herein by reference to the sections labeled "Ownership of Dura Common Stock" and "Equity Compensation Plans," which appear in Dura's 2005 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in Dura's 2005 Proxy Statement.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated herein by reference to the section labeled "Independent Auditor Fees" which appears in Dura's 2005 Proxy Statement.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (A) DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

     (1) Financial Statements:

      - Report of Independent Registered Public Accounting Firm

      - Consolidated Balance Sheets as of December 31, 2004 and 2003

      - Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

      - Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2004, 2003 and 2002

      - Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

      - Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules:

      - Financial Statement Schedule II -- Valuation and Qualifying Accounts

     (3) Exhibits: See "Exhibit Index"

     (B) REPORTS ON FORM 8-K

     (1) Dura's current report on Form 8-K dated October 28, 2004, under Item
2.02 and Item 9.01 (Commission File No. 0-21139).

                         DURA AUTOMOTIVE SYSTEMS, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                                                            PAGE
                                                                          NUMBER IN
                                                                         SEQUENTIAL
                                                                          NUMBERING
                                                                         OF ALL FORM
                                                                            10-K
                                                                         AND EXHIBIT
EXHIBIT                                                                     PAGES
-------                                                                  -----------
 3.1      Restated Certificate of Incorporation of Dura Automotive            *
          Systems, Inc., incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-4 (Registration No.
          333-81213) (the "S-4").
 3.2      Amended and Restated By-laws of Dura Automotive Systems,            *
          Inc., incorporated by reference to exhibit 3.2 of the
          Registration Statement on Form S-1 (Registration No.
          333-06601) (the "S-1").
 4.1      Amended and Restated Stockholders Agreement, dated as of            *
          August 13, 1996, by and among Dura, Onex U.S. Investments,
          Inc., J2R, Alkin, the HCI Stockholders (as defined therein)
          and the Management Stockholders (as defined therein),
          incorporated by reference to Exhibit 10.30 of the S-1.
 4.2      Amendment No. 1 to Amended and Restated Stockholders                *
          Agreement, dated as of August 13, 1996, by and between Dura,
          Onex DHC LLC, J2R, Alkin and the HCI Stockholders and the
          Management Stockholders, incorporated by reference to
          Exhibit 4.1 of the Quarterly Report on Form 10-Q for the
          quarter ended September 30, 1997.
 4.3      Registration Agreement, dated as of August 31, 1994, among          *
          Dura, Alkin and the MC Stockholders (as defined therein),
          incorporated by reference to Exhibit 4.3 of the S-1.
 4.4      Amendment to Registration Agreement, dated May 17, 1995, by         *
          and between Dura, the MC Stockholders (as defined therein)
          and Alkin, incorporated by reference to Exhibit 4.4 of the
          S-1.
 4.5      Amended and Restated Investor Stockholder Agreement, dated          *
          as of August 13, 1996, by and among Dura, Onex, U.S.
          Investments, Inc., J2R and certain other stockholders party thereto, incorporated by reference to Exhibit 10.31 of the
          S-1.
 4.6      Form of certificate representing Class A common stock of            *
          Dura, incorporated by reference to Exhibit 4.6 of the S-1.
 4.7      Indenture, dated April 22, 1999, between Dura Operating             *
          Corp., Dura Automotive. Systems, Inc., the Subsidiary
          Guarantors and U.S. Bank Trust National Association, as
          trustee, relating to the 9% senior subordinated notes
          denominated in U.S. dollars, incorporated by reference to
          Exhibit 4.7 of the S-4.
 4.8      Indenture, dated April 22, 1999, between Dura Operating             *
          Corp., Dura Automotive Systems, Inc., the Subsidiary
          Guarantors and U.S. Bank Trust National Association, as
          trustee, relating to the 9% senior subordinated notes
          denominated in Euros, incorporated by reference to Exhibit
          4.8 of the S-4.
 4.9      Certificate of Trust of Dura Automotive Systems Capital             *
          Trust, incorporated by reference to Exhibit 4.8 of the
          Registrant's Form S-3, Registration No. 333-47273 filed
          under the Securities Act of 1933 (the "Form S-3").

                                                                            PAGE
                                                                          NUMBER IN
                                                                         SEQUENTIAL
                                                                          NUMBERING
                                                                         OF ALL FORM
                                                                            10-K
                                                                         AND EXHIBIT
EXHIBIT                                                                     PAGES
-------                                                                  -----------
 4.10     Form of Amended and Restated Trust Agreement of Dura                *
          Automotive Systems Capital Trust among Dura Automotive
          Systems, Inc., as Sponsor, The First National Bank of
          Chicago, as Property Trustee, First Chicago Delaware, Inc.,
          as Delaware Trustee and the Administrative Trustees named
          therein, incorporated by reference to Exhibit 4.9 of the
          Form S-3.
 4.11     Form of Junior Convertible Subordinated Indenture between           *
          Dura Automotive Systems, Inc. and The First National Bank of
          Chicago, as Indenture Trustee, incorporated by reference to
          Exhibit 4.10 of the Form S-3.
 4.12     Form of Preferred Security, incorporated by reference to            *
          Exhibit 4.11 of the Form S-3.
 4.13     Form of Debenture, incorporated by reference to Exhibit 4.12        *
          of the Form S-3.
 4.14     Form of Guarantee Agreement between Dura Automotive Systems,        *
          Inc., as Guarantor, and The First National Bank of Chicago,
          as Guarantee Trustee with respect to the Preferred
          Securities of Dura Automotive Systems Capital Trust,
          incorporated by reference to Exhibit 4.13 of the Form S-3.
 4.15     Indenture, dated June 22, 2001, between Dura Operating              *
          Corp., Dura Automotive Systems, Inc., the Subsidiary
          Guarantors and U.S. Bank Trust National Association, as
          trustee, relating to the Series C and Series D, 9% senior
          subordinated notes denominated in U.S. Dollars, incorporated by reference to Exhibit 4.7 of the S-4.
 4.16     Supplemental Indenture, dated July 29, 1999, between Dura           *
          Operating Corp., Dura Automotive Systems, Inc., the
          subsidiary guarantors and U.S. Bank Trust National
          Association, as trustee, relating to the 9% senior
          subordinated notes denominated in U.S. dollars, incorporated by reference to Exhibit 4.1 of the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended June 30,
          1999.
 4.17     Supplemental Indenture, dated July 29, 1999, between Dura           *
          Operating Corp., Dura Automotive Systems, Inc., the
          subsidiary guarantors and U.S. Bank Trust National
          Association, as trustee, relating to the 9% senior
          subordinated notes denominated in Euros, incorporated by
          reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.
 4.18     Second Supplemental Indenture, dated June 1, 2001 between           *
          Dura Operating Corp., Dura Automotive Systems, Inc., the
          guaranteeing subsidiary named therein, the original
          guarantors named therein and U.S. Bank Trust National
          Association, as trustee, relating to the 9% senior
          subordinated notes, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 (Registration No.
          333-65470).
 4.19     Supplemental Indenture, dated as of February 21, 2002, by           *
          and among Dura G.P., Dura Operating Corp., Dura Automotive
          Systems, Inc., Dura Automotive Systems Cable Operations,
          Inc., Universal Tool & Stamping Company Inc., Adwest
          Electronics, Inc., Dura Automotive Systems of Indiana, Inc.,
          Atwood Automotive Inc., and Mark I Molded Plastics of
          Tennessee, Inc., Atwood Mobile Products, Inc., and U.S. Bank
          Trust National Association, as trustee under the indentures relating to the 9% senior subordinated notes, incorporated by reference to Exhibit 10.4 of the Company's Quarterly
          Report on Form 10-Q for the quarterly period ended March 31,
          2002.

                                                                            PAGE
                                                                          NUMBER IN
                                                                         SEQUENTIAL
                                                                          NUMBERING
                                                                         OF ALL FORM
                                                                            10-K
                                                                         AND EXHIBIT
EXHIBIT                                                                     PAGES
-------                                                                  -----------
 4.20     Indenture, dated April 18, 2002, between Dura Operating             *
          Corp., Dura Automotive Systems, Inc., the subsidiary
          guarantors named therein and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012,
          incorporated by reference to Exhibit 4.6 of the Registration
          Statement on Form S-4 (Registration No. 333-88800).
 4.21     Supplemental Indenture, dated as of October 22, 2003, among         *
          Creation Group Holdings, Inc., Creation Group, Inc., Dura
          G.P., Dura Operating Corp., Dura Automotive Systems, Inc.,
          Dura Automotive Systems Cable Operations, Inc., Universal
          Tool & Stamping Company, Inc., Adwest Electronics, Inc.,
          Dura Automotive Systems of Indiana, Inc., Atwood Automotive
          Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood
          Mobile Products, Inc., and BNY Midwest Trust Company, as
          trustee, relating to the 8 5/8% senior notes due 2012.
 4.22     Supplemental Indenture, dated as of October 22, 2003 among          *
          Creation Group Holdings, Inc., Creation Group, Inc., Dura
          G.P., Dura Operating Corp., Dura Automotive Systems, Inc.,
          Dura Automotive Systems Cable Operations, Inc., Universal
          Tool & Stamping Company, Inc., Adwest Electronics, Inc.,
          Dura Automotive Systems of Indiana, Inc., Atwood Automotive
          Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood
          Mobile Products, Inc., and U.S. Bank Trust National
          Association, as trustee, relating to the 9% senior
          subordinated notes.
10.1      Amended and Restated Credit Agreement, dated as of March 19,        *
          1999, among Dura Automotive Systems, Inc., as Parent
          Guarantor, Dura Operating Corp., Dura Automotive Systems
          (Europe) GmbH, Dura Asia-Pacific Pty Limited ACN 004884539
          and Dura Automotive Systems (Canada), Ltd., as Dura
          Borrowers, Trident Automotive plc, Dura Automotive Systems
          Limited, Spicebright Limited, Dura Automotive Systems Cable
          Operating Inc., Dura Automotive Systems Cable Operations
          Canada, Inc. and Moblan Investments B.V., as Trident
          Borrowers, Dura Automotive Acquisition Limited, as the
          initial Adwest Borrower, Bank of America National Trust and
          Savings Association, as Agent, BA Australia Limited, as
          Australian Lender, Bank of America Canada, as Canadian
          Lender, Bank of America National Trust and Savings
          Association, as Swing Line Lender and Issuing Lender, and
          the other financial institutions party thereto, NationsBanc
          Montgomery Securities LLC, as Lead Arranger and Book
          Manager, incorporated by reference to Exhibit 10.1 of the
          Company's Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 1999.
10.2**    1996 Key Employee Stock Option Plan, incorporated by                *
          reference to Exhibit 10.27 of the S-1.
10.3**    Independent Director Stock Option Plan, incorporated by             *
          reference to Exhibit 10.28 of the S-1.
10.4**    Employee Stock Discount Purchase Plan, as amended,                  *
          incorporated by reference to Exhibit B to the 2003 Proxy
          Statement filed with the SEC on April 29, 2003.
10.5**    Stock Option Agreement, dated as of August 31, 1994, between        *
          Dura Automotive Systems, Inc., and Alkin, incorporated by
          reference to Exhibit 10.4 of S-1.
10.6**    Dura Automotive Systems, Inc. 2003 Supplemental Executive           *
          Retirement Plan.
10.7**    Consulting Agreement, dated as of April 1, 2003, between            *
          Dura Automotive Systems, Inc. and Karl F. Storrie.
10.8**    Employment Letter, dated December 23, 2002, relating to the         *
          offer of employment for Mr. Larry Denton.

                                                                            PAGE
                                                                          NUMBER IN
                                                                         SEQUENTIAL
                                                                          NUMBERING
                                                                         OF ALL FORM
                                                                            10-K
                                                                         AND EXHIBIT
EXHIBIT                                                                     PAGES
-------                                                                  -----------
10.9**    Employment Agreement, dated December 16, 2003, between Dura         *
          Automotive Systems, Inc. and Jr. Jurgen von Heyden.
10.10**   Severance Agreement, dated as of December 29, 2003 between          *
          Dura Automotive Systems, Inc. and Robert A. Pickering.
10.11**   1998 Stock Incentive Plan, as amended, incorporated by              *
          reference to Exhibit 10.11 of the Company's 2000 Form 10-K filed with the SEC on April 2, 2001.
10.12**   Deferred Income Leadership Stock Purchase Plan, incorporated        *
          by reference to Appendix A of the 2000 Proxy Statement filed with the SEC on May 25, 2000.
10.13**   Director Deferred Stock Purchase Plan, incorporated by              *
          reference to Appendix B of the 2000 Proxy Statement filed
          with the SEC on May 25, 2000.
10.14     Fourth Amendment to Amended and Restated Credit Agreement           *
          dated as of April 17, 2002 among Dura Automotive Systems,
          Inc., as Parent Guarantor, Dura Operating Corp., Dura
          Holding Germany GmbH, Dura Automotive Systems (Canada),
          Ltd., Trident Automotive Limited, Dura Automotive Systems
          Limited, Spicebright Limited, Dura Automotive Systems Cable
          Operations Inc., Moblan Investments B.V., Dura Automotive
          Acquisition Limited, Dura Automotive Holding GmbH & Co. KG,
          and Adwest France, S.A.; Bank of America National Trust and
          Savings Association, as Agent, BA Australia Limited, as
          Australian Lender, Bank of America Canada, as Canadian
          Lender, Bank of America National Trust and Savings
          Association, as Swing Line Lender and Issuing Lender, and
          the other financial institutions party hereto; NationsBanc
          Montgomery Securities LLC, as Lead Arranger and Book
          Manager, incorporated by reference to Exhibit 10.3 to the
          Company's Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 2002.
10.15     Fifth Amendment to Amended and Restated Credit Agreement            *
          dated as of December 30, 2002 among Dura Automotive Systems,
          Inc., as Parent Guarantor, Dura Operating Corp., Dura
          Holding Germany GmbH, Dura Automotive Systems (Canada),
          Ltd., Trident Automotive Limited, Dura Automotive Systems
          Limited, Spicebright Limited, Dura Automotive Systems Cable
          Operations Inc., Moblan Investments B.V., Dura Automotive
          Acquisition Limited, Dura Automotive Holding GmbH & Co. KG,
          Dura Automotive Systemes Europe S.A.; JPMorgan Chase Bank,
          as Syndication Agent; Bank of America, N.A., acting through its Canada Branch (as assignee of Bank of America Canada), as Canadian Lender; Bank of America, N.A., as Swing Line
          Lender, as Issuing Lender and as agent for the Lenders,
          incorporated by reference to 10.20 of the Company's Annual
          Report on Form 10-K for the year ended December 31, 2002.
10.16     Tranche C term loan supplement to amended and restated              *
          credit agreement dated as of April 18, 2002 is entered into among Dura Operating Corp., the financial institutions
          listed on the signature pages hereof, and Bank of America,
          N.A., as agent for the Lenders under the Agreement,
          incorporated by reference to Exhibit 10.5 to the Company's
          Quarterly Report on Form 10-Q for the quarterly period ended
          March 31, 2002.
10.17     Master Assignment and Acceptance Agreement (Tranche C Term          *
          Loan) dated as of April 24, 2002 is made between Bank of
          America, N.A. and each of the parties listed on Annex I
          thereto, incorporated by reference to Exhibit 10.6 to the
          Company's Quarterly Report on Form 10-Q for the quarterly
          period ended March 31, 2002.

                                                                            PAGE
                                                                          NUMBER IN
                                                                         SEQUENTIAL
                                                                          NUMBERING
                                                                         OF ALL FORM
                                                                            10-K
                                                                         AND EXHIBIT
EXHIBIT                                                                     PAGES
-------                                                                  -----------
10.18     1998 Stock Incentive Plan, as amended May 25, 2000 and as           *
          further amended May 19, 2004, incorporated by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q
          for the quarterly period ended June 30, 2004.
10.19     Form of Change of Control Agreement dated as of June 16,            *
          2004, incorporated by reference to Exhibit 10.2 to the
          Company's Quarterly Report on Form 10-Q for the quarterly
          period ended June 30, 2004.
10.20**   Deferred Compensation Plan Change of Control Agreement dated        *
          as of June 16, 2004, incorporated by reference to Exhibit
          10.3 to the Company's Quarterly Report on Form 10-Q for the
          quarterly period ended June 30, 2004.
10.21     First Amendment, dated as of February 25, 2005 to the              --
          Amended and Restated Credit Agreement, dated as of March 19,
          1999, as amended and restated as of October 31, 2003, among
          Dura Automotive Systems, Inc., as Parent Guarantor, Dura
          Operating Corp., Trident Automotive Limited, Dura Holding
          Germany GmbH, Dura Automotive Systemes Europe S.A., Dura
          Automotive Systems (Canada), Ltd. as Borrowers; the several banks and other financial institutions or entities from time to time parties to the Credit Agreement; JPMorgan Chase
          Bank, N.A., as administrative agent and Bank of America,
          N.A., as syndication agent and collateral agent.
10.22**   Plan participants of the Dura Automotive Systems, Inc. 2003        --
          Supplemental Executive Retirement Plan as of March 1, 2005.
10.23**   Plan participants of the Dura Automotive System, Inc. Change       --
          of Control Agreements.
12.1      Statement of Computation of Ratio of Earnings to Fixed             --
          Charges.
21.1      Subsidiaries of Dura Automotive Systems, Inc.                      --
23.1      Consent of Deloitte and Touche LLP filed herewith.                 --
31.1      Certification Pursuant to Rule 13a-14(a)/15d-14(a), As             --
          Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
31.2      Certification Pursuant to Rule 13a-14(a)/15d-14(a), As             --
          Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
32.1      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted       --
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted       --
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

                                          DURA AUTOMOTIVE SYSTEMS, INC.

                                          By       /s/ SCOTT D. RUED
                                          --------------------------------------
                                                 Scott D. Rued, Chairman

Date: March 11, 2005

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

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----
                /s/ SCOTT D. RUED                          Chairman and Director          March 11, 2005
 ------------------------------------------------
                  Scott D. Rued


              /s/ LAWRENCE A. DENTON                 President, Chief Executive Officer   March 11, 2005
 ------------------------------------------------    (Principal Executive Officer) and
                Lawrence A. Denton                                Director


               /s/ JACK K. EDWARDS                                Director                March 11, 2005
 ------------------------------------------------
                 Jack K. Edwards


          /s/ JAMES O. FUTTERKNECHT, JR.                          Director                March 11, 2005
 ------------------------------------------------
            James O. Futterknecht, Jr.


              /s/ YOUSIF B. GHAFARI                               Director                March 11, 2005
 ------------------------------------------------
                Yousif B. Ghafari


               /s/ J. RICHARD JONES                               Director                March 11, 2005
 ------------------------------------------------
                 J. Richard Jones


            /s/ RALPH R. WHITNEY, JR.                             Director                March 11, 2005
 ------------------------------------------------
              Ralph R. Whitney, Jr.


             /s/ KEITH R. MARCHIANDO                 Vice President and Chief Financial   March 11, 2005
 ------------------------------------------------      Officer (Principal Accounting
               Keith R. Marchiando                                Officer)

                                 EXHIBIT INDEX


10.21     First Amendment, dated as of February 25, 2005 to the
          Amended and Restated Credit Agreement, dated as of March 19,
          1999, as amended and restated as of October 31, 2003, among Dura Automotive Systems, Inc., as Parent Guarantor, Dura
          Operating Corp., Trident Automotive Limited, Dura Holding
          Germany GmbH, Dura Automotive Systemes Europe S.A., Dura
          Automotive Systems (Canada), Ltd. as Borrowers; the several banks and other financial institutions or entities from time to time parties to the Credit Agreement; JPMorgan Chase
          Bank, N.A., as administrative agent and Bank of America, N.A., as syndication agent and collateral agent.
10.22     Plan participants of the Dura Automotive Systems, Inc. 2003
          Supplemental Executive Retirement Plan as of March 1, 2005.
10.23     Plan participants of the Dura Automotive Systems, Inc.
          Change of Control Agreements.
12.1      Statement of Computation of Ratio of Earnings to Fixed
          Charges.
21.1      Subsidiaries of Dura Automotive Systems, Inc.
23.1      Consent of Deloitte and Touche LLP filed herewith.
31.1      Certification Pursuant to Rule 13a-14(a)/15d-14(a), As
          Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
31.2      Certification Pursuant to Rule 13a-14(a)/15d-14(a), As
          Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.
32.1      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2      Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.