Form 10-Q
period 2005-04-03
DURA AUTOMOTIVE SYSTEMS INC
filed 2005-05-10
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 2005

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

                      Yes [X]                    No [ ]

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at May 1, 2005 was 18,709,890 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

        Item 1. Financial Statements:

                Condensed Consolidated Statements of Operations for the Three Months Ended April 3, 2005 and March 28, 2004 (unaudited)

                Condensed Consolidated Balance Sheets at April 3, 2005 (unaudited) and December 31, 2004

                Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 3, 2005 and March 28, 2004 (unaudited)

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

CERTIFICATIONS

ITEM 1: FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS -UNAUDITED)

                                                                                      Three Months Ended
                                                                             ------------------------------------
                                                                             April 3, 2005         March 28, 2004
                                                                             -------------         --------------
Revenues                                                                       $ 619,979              $ 634,563
Cost of sales                                                                    559,398                557,898
                                                                               ---------              ---------
   Gross profit                                                                   60,581                 76,665

Selling, general and administrative expenses                                      42,173                 38,911
Facility consolidation and other charges                                           1,666                  1,448
Amortization expense                                                                 112                    116
                                                                               ---------              ---------
   Operating income                                                               16,630                 36,190

Interest expense, net                                                             24,970                 21,249
                                                                               ---------              ---------
   Income/(loss) from continuing operations before provision for
     income taxes                                                                 (8,340)                14,941

Provision/(benefit) for income taxes                                              (3,617)                 5,080
                                                                               ---------              ---------
   Income/(loss) from continuing operations                                       (4,723)                 9,861

Loss from discontinued operations, net                                              (109)                  (693)
                                                                               ---------              ---------
   Net income/(loss)                                                           $  (4,832)             $   9,168
                                                                               =========              =========
Basic earnings/(loss) per share:
 Income/(loss) from continuing operations                                      $   (0.25)             $    0.54
 Discontinued operations                                                           (0.01)                 (0.04)
                                                                               ---------              ---------
   Net income/(loss)                                                           $   (0.26)             $    0.50
                                                                               =========              =========
Basic shares outstanding                                                          18,662                 18,385
                                                                               =========              =========
Diluted earnings/(loss) per share:
 Income/(loss) from continuing operations                                      $   (0.25)             $    0.52
 Discontinued operations                                                           (0.01)                 (0.04)
                                                                               ---------              ---------
   Net income/(loss)                                                           $   (0.26)             $    0.48
                                                                               =========              =========
Diluted shares outstanding                                                        18,662                 18,960
                                                                               =========              =========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                           April 3,          December 31,
                                                                            2005                 2004
                                                                         -----------         ------------
                                                                         (unaudited)
                                   Assets

Current assets:
  Cash and cash equivalents                                              $   111,592          $  191,568
  Accounts receivable, net                                                   320,426             273,956
  Inventories                                                                144,291             149,834
  Current portion of derivative instruments                                    5,541               7,746
  Other current assets                                                       111,948              92,016
                                                                         -----------          ----------
    Total current assets                                                     693,798             715,120
                                                                         -----------          ----------

Property, plant and equipment, net                                           470,812             487,106
Goodwill, net                                                                891,263             903,584
Noncurrent portion of derivative instruments                                   6,569              10,601
Deferred income taxes and other assets, net                                   97,433             107,510
                                                                         -----------          ----------
                                                                         $ 2,159,875          $2,223,921
                                                                         ===========          ==========

                  Liabilities and Stockholders' Investment

Current liabilities:
  Accounts payable                                                       $   271,059          $  270,341
  Accrued liabilities                                                        204,165             187,254
  Current maturities of long-term debt                                         2,516               2,968
                                                                         -----------          ----------
    Total current liabilities                                                477,740             460,563
                                                                         -----------          ----------

Long-term debt, net of current maturities                                  1,111,564           1,158,714
Mandatorily redeemable convertible trust preferred securities                 55,250              55,250
Other noncurrent liabilities                                                 133,125             141,903

Stockholders' investment:
  Common stock                                                                   187                 186
  Additional paid-in capital                                                 351,701             351,571
  Treasury stock at cost                                                      (2,127)             (2,513)
  Accumulated deficit                                                        (98,174)            (93,342)
  Accumulated other comprehensive income                                     130,609             151,589
                                                                         -----------          ----------
    Total stockholders' investment                                           382,196             407,491
                                                                         -----------          ----------
                                                                         $ 2,159,875          $2,223,921
                                                                         ===========          ==========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                             Three Months Ended
                                                                                    -------------------------------------
                                                                                    April 3, 2005          March 28, 2004
                                                                                    -------------          --------------
OPERATING ACTIVITIES:
  Income (loss) from continuing operations                                            $  (4,723)              $   9,861
  Adjustments to reconcile income (loss) from continuing
   operations to net cash provided by operating activities -
    Depreciation and amortization                                                        20,547                  22,147
    Amortization of deferred financing fees                                                 987                     878
    Deferred income taxes                                                                   519                     (27)
    Changes in other operating items                                                    (51,675)                (34,859)
                                                                                      ---------               ---------

    Net cash used in operating activities                                               (34,345)                 (2,000)
                                                                                      ---------               ---------
INVESTING ACTIVITIES:
  Capital expenditures, net                                                             (14,278)                (15,607)
  Acquisitions, net                                                                           -                 (10,476)
                                                                                      ---------               ---------

    Net cash used in investing activities                                               (14,278)                (26,083)
                                                                                      ---------               ---------
FINANCING ACTIVITIES:
  Long-term borrowings                                                                      413                     568
  Repayments of long-term borrowings                                                    (35,658)                 (3,280)
  Proceeds from issuance of common stock and
   exercise of stock options, net                                                           517                   1,281
  Other, net                                                                               (455)                   (301)
                                                                                      ---------               ---------

    Net cash used in financing activities                                               (35,183)                 (1,732)
                                                                                      ---------               ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                                                   3,939                   3,748
                                                                                      ---------               ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                                                (79,867)                (26,067)

NET OPERATING CASH FLOW USED IN DISCONTINUED OPERATIONS                                    (109)                   (693)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                                  191,568                 181,268
                                                                                      ---------               ---------

   End of period                                                                      $ 111,592               $ 154,508
                                                                                      =========               =========
SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                                             $   3,679               $   1,648
   Cash paid for income taxes                                                         $     941               $   2,361

  The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

      Dura Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries ("Dura") designs and manufactures components and systems for the global automotive and recreation & specialty vehicle industries. Dura has 59 manufacturing and product development facilities located in the United States, Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom. Dura also has a presence in Japan and India through alliances or technical licenses.

      We have prepared the condensed consolidated financial statements of Dura, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2004.

      Revenues and operating results for the three months ended April 3, 2005 are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

      Inventories consisted of the following (in thousands):

                                  April 3,          December 31,
                                    2005                2004
                                 ---------          ------------
Raw materials                    $  72,843           $   71,881
Work-in-process                     31,441               30,192
Finished goods                      40,007               47,761
                                 ---------           ----------
                                 $ 144,291           $  149,834
                                 =========           ==========

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

                                                                     Three months ended
                                                                  April 3,       March 28,
                                                                    2005           2004
                                                                  --------       ---------
Net income/(loss) applicable to common
   stockholders - diluted                                         $ (4,832)      $   9,168

Weighted average number of Class A
   common shares outstanding                                        18,662          16,776
Weighted average number of Class B
   common shares outstanding                                             -           1,609
                                                                  --------       ---------
                                                                    18,662          18,385

Dilutive effect of outstanding stock options
   after application of the treasury stock method                        -             575
                                                                  --------       ---------
Diluted shares outstanding                                          18,662          18,960
                                                                  ========       =========
Basic earnings/(loss) per share                                   $  (0.26)      $    0.50
                                                                  ========       =========
Diluted earnings/(loss) per share                                 $  (0.26)      $    0.48
                                                                  ========       =========

      Potential common shares of 3,000,243 and 1,186,718 related to Dura's outstanding stock options were excluded from the computation of diluted earnings/(loss) per share for the three months ended April 3, 2005 and March 28, 2004, as inclusion of these shares would have been anti-dilutive. Potential common shares of approximately 1,289,000 and interest expense for the three months ended April 3, 2005 of $0.6 million, relating to Dura's outstanding 7 1/2 percent Convertible Trust Preferred Securities ("Preferred Securities") were excluded from the computation of diluted earnings/(loss) per share, as inclusion of these shares and the related interest expense would have been anti-dilutive.

Stock-Based Compensation Plans

      Dura has elected to continue accounting for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized during the three months ended April 3, 2005 and March 28, 2004, as the exercise prices of all options are equal to the market value of Dura's stock on the grant date. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation", Dura's pro forma net income/(loss) and pro forma earnings/(loss) per share would have been as follows (in thousands, except per share amounts):

                                               Three months ended
                                             April 3,      March 28,
                                               2005          2004
                                             ---------     ---------
Net income/(loss)
 As Reported - Basic                         $ (4,832)     $   9,168
 Pro Forma                                   $ (5,578)     $   8,311
 As Reported - Diluted                       $ (4,832)     $   9,168
 Pro Forma                                   $ (5,578)     $   8,311
Basic earnings/(loss) per share
 As Reported                                 $  (0.26)     $    0.50
 Pro Forma                                   $  (0.30)     $    0.45
Diluted earnings/(loss) per share
 As Reported                                 $  (0.26)     $    0.48
 Pro Forma                                   $  (0.30)     $    0.44

      The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2005 and 2004. There were no options granted during the quarters ended April 3, 2005 and March 28, 2004, respectively.

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

      At April 3, 2005, Dura had remaining reserves related to the divestiture of the Mechanical Assemblies Europe business of $18.4 million, primarily related to the facilities retained by Dura, principally lease costs, and are anticipated to be completed in 2021. Also included in the $18.4 million is $3.0 million of acquisition integration reserves related to facility closures. During quarter ended April 3, 2005 the reserve decreased by approximately $0.3 million due to the impact of foreign currency exchange rates and increased by approximately $0.3 million due to an increase in the long-term lease commitment and other reserves. Costs incurred and charged to the reserve during 2005 included $0.3 million related to facility closure and other costs.

5. FACILITY CONSOLIDATION AND OTHER CHARGES

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

      During the first quarter of 2005, Dura announced a plan to migrate to one enterprise resource planning system and centralize many of its functional operations over the next twenty-four months. These actions are anticipated to result in the reduction of approximately 200 to 250 employees worldwide. This action resulted in a facility consolidation and other charge of $0.6 million in the first quarter of 2005 relating to employee severance. Dura expects to incur additional restructuring charges related to these actions of approximately $2.0 million in severance costs through December 31, 2006.

      During the fourth quarter of 2004, Dura closed its Bondoufle, France sales and engineering facility and relocated to Velizy, France, which is located near its French OEM customers. This action resulted in a restructuring charge of $0.3 million related to facility closure and other costs. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $0.1 million in facility closure costs.

      During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a restructuring charge of $1.5 million and $2.5 million in the second and third quarters of 2004, respectively, relating primarily to severance, which completed the facility consolidation charges to be incurred related to this action. Additionally, there was a $0.2 million adjustment to decrease the reserve in the fourth quarter of 2004. Continuing these actions in 2005, Dura adjusted the reserve down by $0.3 million during the first quarter. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $2.8 million in severance related costs. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a restructuring charge of $1.7 million, $1.2 million, and $0.8 million in the second, third and fourth quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.3 million and $1.8 million of facility closure and other costs in the third quarter and fourth quarters of 2004, of which $0.2 million is related to asset impairments. These actions continued during 2005 with an additional restructuring charge of $0.8 million in the first quarter, of which $0.6 million is related to severance and $0.2 million is related to facility closure and other costs. Additionally during the first quarter, Dura increased the reserve by $0.3 million. Dura also expensed as incurred $0.3 million of facility closure and other costs in the first quarter of 2005, which included asset impairment charges of $0.1 million. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $3.5 million in severance related costs. Dura expects to incur additional restructuring charges related to the exit of the Rockford facilities of approximately $0.1 million relating to facility closure costs through December 31, 2005.

      During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million, $0.4 million, $0.2 million and $0.2 million in the first, second, third and fourth quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in each of the second, third and fourth quarters of 2004. Continuing these actions in 2005, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the first quarter. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $0.6 million in severance related costs. Dura expects to incur $0.2 million of additional restructuring charges associated with exiting the Brookfield facility through December 31, 2005. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $0.8 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second and third quarters of 2004, combined. Netted in this charge is an additional $0.2 million related to fixed asset write-downs and a $0.2 million adjustment to reduce the facility consolidation charge in the third quarter. Dura does not expect to incur any additional restructuring charges related to the exit of the Pikeville facility.

      During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During 2004, Dura continued such actions and recorded $0.2 million and $0.4 million in the first and third quarters, respectively, of additional restructuring charges for severance related costs. Dura also expensed as incurred $0.1 million, $0.2 million, and $0.1 million in the first, second and fourth quarters of 2004, respectively, related to severance costs and $0.2 million of facility closure and other costs in the first quarter of 2004. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $2.0 million in severance related costs and $1.4 million in facility closure and other costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Fulton facility.

6. ACQUISITION INTEGRATIONS

      Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of April 3, 2005, purchase liabilities recorded in conjunction with the acquisitions included approximately $8.4 million for costs associated with the shutdown and consolidation of certain acquired facilities and $2.3 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $0.6 million related to the consolidation of certain acquired facilities and $0.1 million related to severance during first quarter 2005. The remaining employee terminations and facility closures were completed by December 31, 2004 except for contractual obligations, consisting principally of facility lease payments, which will continue through 2005.

7. LONG-TERM DEBT

      Long-term debt consisted of the following (in thousands):

                                                    April 3,           December 31,
                                                      2005                 2004
                                                  ------------         ------------
Credit Agreement:
  Tranche C term loan                             $    110,965         $    146,250
Senior notes                                           400,000              400,000
Subordinated notes                                     583,691              589,469
Mandatorily redeemable convertible
trust preferred securities                              55,250               55,250
Senior notes - derivative
  instrument adjustment                                 12,110               18,347
Other                                                    7,314                7,616
                                                  ------------         ------------
                                                     1,169,330            1,216,932
Less - Current maturities                               (2,516)              (2,968)
                                                  ------------         ------------
Total long-term debt                              $  1,166,814         $  1,213,964
                                                  ============         ============

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

      In November 2003, Dura completed the 2003 Senior Notes offering of $50.0 million. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. In conjunction with this transaction, Dura amended and restated its revolving credit facility ("2003 Credit Agreement"). The 2003 Credit Agreement provides for $175.0 million of revolving credit, available until October 2008. At April 3, 2005, Dura had unused borrowing capacity of approximately $154.9 million, of which $52.2 million was available under its most restrictive debt covenant and $20.1 million in letters of credit outstanding. No borrowings under the revolving credit facility occurred during 2005. The existing tranche C term loan remains outstanding. Dura also entered into a fixed to floating interest rate swap (notional amount of $75.0 million) with various financial institutions that more closely mirrors the cost of its bank debt.

      In February 2005, Dura amended its 2003 Credit Agreement to, among other things, adjust the total leverage, senior leverage and interest coverage ratios that it was required to maintain over the next six quarters beginning April 3, 2005. In addition, Dura repaid $35.0 million of the tranche C term loan.

      As of April 3, 2005, the rate on borrowings under the 2003 Credit Agreement was based on LIBOR and was 5.35 percent. The 2003 Credit Agreement contains various restrictive covenants which amongst other things, limit indebtedness, investments, capital expenditures and certain dividends. The 2003 Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage. Dura was in compliance with the covenants as of April 3, 2005. Borrowings under the 2003 Credit Agreement are collateralized by substantially all assets of Dura.

      The 2003 Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $53.1 million. As of April 3, 2005, Dura had no borrowings outstanding under the indebtedness.

      Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At April 3, 2005, Dura had overdraft facilities available from banks of approximately $26.4 million, of which, it had no borrowings outstanding.

      Included in interest expense, net, in the consolidated statements of operations is approximately $0.7 million and $0.5 million of interest income earned on Dura's cash balances in the quarters ended April 3, 2005 and March 28, 2004, respectively.

      In May 2005, Dura entered into new senior secured credit facilities with an aggregate borrowing capacity of approximately $325 million, consisting of a five-year $175 million asset-based revolving credit facility and a six-year $150 million senior secured second lien term loan. Interest under these facilities is based on LIBOR. The senior secured second lien term loan is due and payable in its entirety in May 2011. Proceeds of $144.0 million, net of transaction costs for the new revolver and the senior secured second lien term loan were used to repay Dura's existing $111 million term loan C facility and general corporate purposes. The revolver is an asset-backed revolving credit facility, which is supported by a monthly borrowing base. Availability under the revolver is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. On a pro forma basis as of April 3, 2005, Dura's liquidity under the new senior secured credit facilities was $319.7 million. The revolver is secured by all of Dura's U.S. and Canadian assets and a 65 percent pledge of the stock of Dura's foreign subsidiaries. The senior secured second lien term loan is secured by all of the U.S. assets and a 65 percent pledge of the stock of Dura's foreign subsidiaries. In connection with the termination of Dura's 2003 Credit Agreement, Dura will write-off debt issuance costs of approximately $3.4 million during the second quarter of 2005.

8. SUBORDINATED NOTES

      Dura has $589.5 million of 9 percent Subordinated Notes, due May 2009 outstanding as of April 3, 2005. The interest on the Subordinated Notes is payable semiannually. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

9. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Other intangible assets at April 3, 2005 are approximately $15.7 million, primarily consisting of non-amortizable trademarks and amortizable license agreements. The amortization of other intangible assets was not significant in 2005 and 2004.

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

     At April 3, 2005, Dura had outstanding interest rate swap contracts that effectively converted $400.0 million of its Senior Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, Dura receives payments at fixed rates, while it makes payments at variable rates (6.31 percent to 8.625 percent at April 3, 2005). The net interest paid or received is included in interest expense. Dura designated these swap contracts as fair value hedges at their inception. At April 3, 2005, the fair value of the interest rate swap contracts was a net gain position for Dura of approximately $12.1 million, representing the estimated benefit that would accrue to Dura to terminate the agreements, and is included in current and noncurrent assets with a corresponding increase to debt in the accompanying consolidated April 3, 2005 balance sheet.

      From time to time, Dura also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. At April 3, 2005, Dura had a contract outstanding to purchase Euro 13.1 million (approximately $17.0 million). Dura designated this contract at its inception as a cash flow hedge. The estimated fair value of the foreign exchange contract based upon market quotes was approximately $16.7 million. The net unrealized loss of approximately $0.3 million is included in accumulated other comprehensive loss.

11. COMPREHENSIVE INCOME

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

                                   Three months ended
                                 April 3,       March 28,
                                   2005           2004
                                 --------       ---------
Net income/(loss)                $ (4,832)      $  9,168
Other comprehensive income:
 Foreign currency
  translation adjustment          (20,810)       (10,727)
 Minimum pension liability            165             75
 Derivative instruments              (334)             -
                                 --------       --------
Comprehensive income (loss)      $(25,811)      $ (1,484)
                                 ========       ========

12. WARRANTY AND ENVIRONMENTAL

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

                                      WARRANTY    ENVIRONMENTAL
                                      --------    -------------
Balance at December 31, 2004 ......   $ 8,937       $ 8,967
Reductions for payments made ......       (78)          (82)
Additional reserves recorded ......        76            24
Changes in pre-existing reserves ..      (412)          (28)
                                      -------       -------
Balance at April 3, 2005 ..........   $ 8,523       $ 8,881
                                      =======       =======

13. NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB revised SFAS No. 123 and issued SFAS No. 123(R). This Statement supercedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the SEC delayed the effective date of SFAS No. 123R to fiscal years beginning after June 15, 2005. As a result, Dura is required to adopt SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. Dura may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. Dura is in the process of determining which method of adoption it will elect (see Note 3 for SFAS No. 123 required disclosures).

14. DEFINED BENFIT PLANS AND POST-RETIREMENT BENEFITS

      Dura sponsors 17 defined benefit plans that cover certain hourly and salaried employees in the United States and certain European countries. Dura's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, Dura has nine postretirement medical benefit plans for certain employee groups and has recorded a liability for its estimated obligation under these plans.

      The components of net periodic benefit costs are as follows (in thousands):

                                                                      Postretirement Benefits
                                           Pension Benefits             Other than Pensions
                                          Three Months Ended            Three Months Ended
                                    -----------------------------  -----------------------------
                                    April 3, 2005  March 28, 2004  April 3, 2005  March 28, 2004
                                    -------------  --------------  -------------  --------------
Service cost                           $    587       $    586        $   185        $   161
Interest cost                             2,091          2,131            451            449
Expected return on plan assets           (1,651)        (1,589)             -              -
Amendments/curtailments                       -            339              -           (109)
Amortization of prior service cost          295            519              -             (2)
Recognized actuarial loss                   370             43             90             60
                                       --------       --------        -------        -------
Net periodic benefit cost              $  1,692       $  2,029        $   726        $   559
                                       ========       ========        =======        =======

      Dura previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $7.3 million to its pension plans and $2.9 million to its post-retirement medical benefit plans in 2005. As of April 3, 2005, $2.3 million and $0.6 million of contributions have been made to the pension and postretirement benefit plans, respectively. Dura anticipates contributing an additional $5.5 million to its pension plans and $1.7 million to its post-retirement medical benefit plans in 2005 for total estimated contributions during 2005 of $10.1 million.

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

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
           CONDENSED CONSOLIDATING BALANCE SHEETS AS OF APRIL 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                            DURA                     NON-
                                         OPERATING    GUARANTOR   GUARANTOR
                                            CORP.     COMPANIES   COMPANIES   ELIMINATIONS  CONSOLIDATED
                                        -----------   ----------  ----------  ------------  ------------
           Assets

Current assets:
  Cash and cash equivalents             $    39,969   $    2,704  $   68,919  $         -   $    111,592
  Accounts receivable, net                   34,387      101,374     184,665            -        320,426
  Inventories                                12,821       55,967      75,503            -        144,291
  Current portion of derivative
    instruments                               5,541            -           -            -          5,541
  Other current assets                       21,915       14,092      75,941            -        111,948
  Due from affiliates                       175,807       39,046       8,870     (223,723)             -
                                        -----------   ----------  ----------  -----------   ------------
    Total current assets                    290,440      213,183     413,898     (223,723)       693,798
                                        -----------   ----------  ----------  -----------   ------------
Property, plant and equipment, net           54,359      114,212     302,241            -        470,812
Investment in subsidiaries                  794,350       28,799     183,654   (1,006,803)             -
Notes receivable from affiliates            575,653      525,146      39,701   (1,140,500)             -
Goodwill, net                               380,907      128,773     381,583            -        891,263
Noncurrent portion of derivative
  instruments                                 6,569            -           -            -          6,569
Other assets, net                            69,199        7,876      20,358            -         97,433
                                        -----------   ----------  ----------  -----------   ------------
    Total Assets                        $ 2,171,477   $1,017,989  $1,341,435  $(2,371,026)  $  2,159,875
                                        ===========   ==========  ==========  ===========   ============

  Liabilities and Stockholders'
           Investment

Current liabilities:
  Accounts payable                      $    43,787   $   74,645  $  152,627    $       -   $    271,059
  Accrued liabilities                        69,826       21,740     112,599            -        204,165
  Current maturities of long-term debt        1,141            -       1,375            -          2,516
  Due to affiliates                          42,336      155,857      25,530     (223,723)             -
                                        -----------   ----------  ----------  -----------   ------------
    Total current liabilities               157,090      252,242     292,131     (223,723)       477,740
                                        -----------   ----------  ----------  -----------   ------------
Long-term debt, net of current
  maturities                                109,824            -       5,939            -        115,763
Senior notes                                400,000            -           -            -        400,000
Subordinated notes                          583,691            -           -            -        583,691
Mandatorily redeemable convertible
  trust preferred securities                 55,250            -           -            -         55,250
Senior notes - derivative instrument
  adjustment                                 12,110            -           -            -         12,110
Other noncurrent liabilities                 55,830       17,578      59,717            -        133,125
Notes payable to affiliates                 539,847      325,002     275,651   (1,140,500)             -
                                        -----------   ----------  ----------  -----------   ------------
    Total liabilities                     1,913,642      594,822     633,438   (1,364,223)     1,777,679
                                        -----------   ----------  ----------  -----------   ------------
Stockholders' investment                    270,197      423,167     565,025   (1,006,803)       251,586
Cumulative translation adjustment           (12,362)           -     142,972            -        130,610
                                        -----------   ----------  ----------  -----------   ------------
    Total Liabilities and
     Stockholders' Investment           $ 2,171,477   $1,017,989  $1,341,435  $(2,371,026)  $  2,159,875
                                        ===========   ==========  ==========  ===========   ============

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                 APRIL 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                  DURA                  NON-
                                                OPERATING  GUARANTOR  GUARANTOR
                                                  CORP.    COMPANIES  COMPANIES   ELIMINATIONS  CONSOLIDATED
                                                ---------  ---------  ---------   ------------  ------------
Revenues                                        $ 75,222   $ 224,390  $ 327,300   $    (6,933)  $   619,979
Cost of sales                                     72,837     201,813    291,681        (6,933)      559,398
                                                --------   ---------  ---------   -----------   -----------
  Gross profit                                     2,385      22,577     35,619             -        60,581

Selling, general and administrative
  expenses                                        17,370       7,738     17,065             -        42,173
Facility consolidation and other charges             852       1,009       (195)            -         1,666
Amortization expense                                  56          46         10             -           112
                                                --------   ---------  ---------   -----------   -----------
  Operating income                               (15,893)     13,784     18,739             -        16,630

Interest expense, net                             20,629       1,748      2,593             -        24,970
                                                --------   ---------  ---------   -----------   -----------
  Income (loss) from continuing operations
   before provision for income taxes and
   minority interest                             (36,522)     12,036     16,146             -        (8,340)

Provision (benefit) for income taxes             (15,245)      5,508      6,120             -        (3,617)
Equity in (earnings) losses of affiliates, net   (14,763)          -       (607)       15,370             -
Dividends (to) from affiliates                    (1,682)          -          -         1,682             -
                                                --------   ---------  ---------   -----------   -----------
  Income/(loss) from continuing operations        (4,832)      6,528     10,633       (17,052)       (4,723)

Loss from discontinued operations                      -           -       (109)            -          (109)
                                                --------   ---------  ---------   -----------   -----------
  Net income (loss)                             $ (4,832)  $   6,528  $  10,524   $   (17,052)  $    (4,832)
                                                ========   =========  =========   ===========   ===========

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                         DURA AUTOMOTIVE SYSTEMS, INC.
  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                 APRIL 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                              DURA                  NON-
                                            OPERATING  GUARANTOR  GUARANTOR
                                              CORP.    COMPANIES  COMPANIES   ELIMINATIONS  CONSOLIDATED
                                            ---------  ---------  ---------   ------------  ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations    $ (4,832)  $  6,528   $  10,633   $   (17,052)  $    (4,723)
Adjustments to reconcile income (loss)
  from continuing operations to net cash
  provided by operating activities:
  Depreciation and amortization                2,268      5,135      13,144             -        20,547
  Amortization of deferred financing fees        987                                                987
  Deferred income taxes                      (14,581)    14,573         527             -           519
  Equity in earnings of affiliates and
   minority interest                         (14,763)         -        (607)       15,370             -
  Changes in other operating items            28,669    (11,736)    (68,608)            -       (51,675)
                                            --------   --------   ---------   -----------   -----------
  Net cash (used in) provided by operating
   activities                                 (2,252)    14,500     (44,911)       (1,682)      (34,345)
                                            --------   --------   ---------   -----------   -----------

INVESTING ACTIVITIES:
Acquisitions, net                                  -          -           -             -             -
Capital expenditures, net                     (3,974)    (3,968)     (6,336)            -       (14,278)
                                            --------   --------   ---------   -----------   -----------
  Net cash used in investing activities       (3,974)    (3,968)     (6,336)            -       (14,278)
                                            --------   --------   ---------   -----------   -----------

FINANCING ACTIVITIES:
Long-term borrowings                               -          -         413             -           413
Repayments of long-term borrowings           (35,285)        (3)       (370)            -       (35,658)
Purchase of treasury shares and other              -                                                  -
Debt financing (to) from affiliates           84,523     (7,219)    (77,304)            -             -
Proceeds from issuance of common stock
  and exercise of stock options                  517          -           -             -           517
Other, net                                      (455)                     -                        (455)
Dividends paid                                     -     (2,232)        550         1,682             -
                                            --------   --------   ---------   -----------   -----------
  Net cash (used in) provided by financing
  activities                                  49,300     (9,454)    (76,711)        1,682       (35,183)

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                             (6,049)         -       9,988             -         3,939
                                            --------   --------   ---------   -----------   -----------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING
  OPERATIONS                                  37,025      1,078    (117,970)            -       (79,867)

NET OPERATING CASH FLOW USED IN
  DISCONTINUED OPERATIONS                          -          -        (109)            -          (109)

CASH AND CASH EQUIVALENTS:
Beginning of period                            2,944      1,626     186,998             -       191,568
                                            --------   --------   ---------   -----------   -----------
End of period                               $ 39,969   $  2,704   $  68,919   $         -   $   111,592
                                            ========   ========   =========   ===========   ===========

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                            DURA                    NON-
                                         OPERATING    GUARANTOR  GUARANTOR
                                            CORP.     COMPANIES  COMPANIES   ELIMINATIONS  CONSOLIDATED
                                        -----------   ---------  ----------  ------------  ------------
            Assets

Current assets:
  Cash and cash equivalents             $     2,944   $   1,626  $  186,998  $         -   $    191,568
  Accounts receivable, net                   27,455      82,504     163,997            -        273,956
  Inventories                                12,735      60,326      76,773            -        149,834
  Current poriton of derivative
    instruments                               7,746           -           -            -          7,746
  Other current assets                       14,485      19,868      57,663            -         92,016
  Due from affiliates                       181,728      39,261       7,599     (228,588)             -
                                        -----------   ---------  ----------  -----------   ------------
    Total current assets                    247,093     203,585     493,030     (228,588)       715,120
                                        -----------   ---------  ----------  -----------   ------------
Property, plant and equipment, net           52,560     115,582     318,964            -        487,106
Investment in subsidiaries                  761,450      28,799      74,338     (864,587)             -
Notes receivable from affiliates            384,563     235,563      26,188     (646,314)             -
Goodwill, net                               380,907     128,773     393,904            -        903,584
Noncurrent portion of derivative
  instruments                                10,601           -           -            -         10,601
Other assets, net                            61,918      15,668      29,924            -        107,510
                                        -----------   ---------  ----------  -----------   ------------
    Total Assets                        $ 1,899,092   $ 727,970  $1,336,348  $(1,739,489)  $  2,223,921
                                        ===========   =========  ==========  ===========   ============

  Liabilities and Stockholders'
            Investment

Current liabilities:
  Accounts payable                      $    45,103   $  70,663  $  154,575  $         -   $    270,341
  Accrued liabilities                        57,888      22,412     106,954            -        187,254
  Current maturities of long-term debt        1,500           3       1,465            -          2,968
  Due to affiliates                          41,586     150,935      36,067     (228,588)             -
                                        -----------   ---------  ----------  -----------   ------------
    Total current liabilities               146,077     244,013     299,061     (228,588)       460,563
                                        -----------   ---------  ----------  -----------   ------------
Long-term debt, net of current
  maturities                                144,750           3       6,145            -        150,898
Senior notes                                400,000           -           -            -        400,000
Subordinated notes                          589,469           -           -            -        589,469
Mandatorily redeemable convertible
trust preferred securities                   55,250                                              55,250
Senior notes - derivative instrument
  adjustment                                 18,347           -           -            -         18,347
Other noncurrent liabilities                 57,083      18,450      66,370            -        141,903
Notes payable to affiliates                 236,752     158,282     251,280     (646,314)             -
                                        -----------   ---------  ----------  -----------   ------------
    Total liabilities                     1,647,728     420,748     622,856     (874,902)     1,816,430
                                        -----------   ---------  ----------  -----------   ------------
Stockholders' investment                    263,392     307,222     549,875     (864,587)       255,902
Cumulative Translation adjustment           (12,028)          -     163,617            -        151,589
                                        -----------   ---------  ----------  -----------   ------------
    Total Liabilities and
      Stockholders' Investment          $ 1,899,092   $ 727,970  $1,336,348  $(1,739,489)  $  2,223,921
                                        ===========   =========  ==========  ===========   ============

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                         DURA AUTOMOTIVE SYSTEMS, INC.
  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                 MARCH 28, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                               DURA                 NON-
                                            OPERATING  GUARANTOR  GUARANTOR
                                               CORP.   COMPANIES  COMPANIES   ELIMINATIONS  CONSOLIDATED
                                            ---------  ---------  ---------   ------------  ------------
Revenues                                    $ 83,293   $ 246,270  $ 318,458   $   (13,458)  $   634,563
Cost of sales                                 76,004     209,508    285,844       (13,458)      557,898
                                            --------   ---------  ---------   -----------   -----------
  Gross profit                                 7,289      36,762     32,614             -        76,665

Selling, general and administrative
  expenses                                    16,188       7,819     14,904             -        38,911
Facility consolidation and other charges           -       1,082        366             -         1,448
Amortization expense                              60          45         11             -           116
                                            --------   ---------  ---------   -----------   -----------
  Operating income (loss)                     (8,959)     27,816     17,333             -        36,190

Interest expense (income), net                17,292       1,157      2,800             -        21,249
                                            --------   ---------  ---------   -----------   -----------
  Income (loss) from continuing operations
    before provision for income taxes and
    minority interest                        (26,251)     26,659     14,533             -        14,941

Provision (benefit) for income taxes          (7,281)      7,952      4,409             -         5,080
Equity in earnings of affiliates, net        (26,806)          -       (230)       27,036             -
Minority interest - dividends on trust
  preferred securities, net                        -           -          -             -             -
Dividends from affiliates                     (1,332)          -          -         1,332             -
                                            --------   ---------  ---------   -----------   -----------
  Income (loss) from continuing operations     9,168      18,707     10,354       (28,368)        9,861

Loss from discontinued operations                  -           -       (693)            -          (693)
                                            --------   ---------  ---------   -----------   -----------
  Net income (loss)                         $  9,168   $  18,707  $   9,661   $   (28,368)  $     9,168
                                            ========   =========  =========   ===========   ===========

15. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
    (Continued)

                         DURA AUTOMOTIVE SYSTEMS, INC.
  CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
                                 MARCH 28, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                              DURA                  NON-
                                            OPERATING  GUARANTOR  GUARANTOR
                                              CORP.    COMPANIES  COMPANIES   ELIMINATIONS  CONSOLIDATED
                                            ---------  ---------  ---------   ------------  ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations    $  9,168   $ 18,707   $  10,354   $   (28,368)  $     9,861
Adjustments to reconcile income (loss)
  from continuing operations to net cash
  provided by operating activities:
  Depreciation and amortization                2,264      5,723      14,160             -        22,147
  Amortization of deferred financing fees        878          -           -             -           878
  Facility consolidation and other                 -          -           -             -             -
  Deferred income taxes                        1,630          -      (1,657)            -           (27)
  Equity in earnings of affiliates and
    minority interest                        (26,806)         -        (230)       27,036             -
  Changes in other operating items            10,126     (5,088)    (39,897)            -       (34,859)
                                            --------   --------   ---------   -----------   -----------
  Net cash provided by (used in) operating
    activities                                (2,740)    19,342     (17,270)       (1,332)       (2,000)
                                            --------   --------   ---------   -----------   -----------

INVESTING ACTIVITIES:
Acquisitions, net of cash acquired                 -       (657)     (9,819)                    (10,476)
Capital expenditures, net                       (773)    (2,424)    (12,410)            -       (15,607)
                                            --------   --------   ---------   -----------   -----------
  Net cash used in investing activities         (773)    (3,081)    (22,229)            -       (26,083)
                                            --------   --------   ---------   -----------   -----------

FINANCING ACTIVITIES:
Long-term borrowings                               -          -         568             -           568
Repayments of long-term borrowings                 -        (11)     (3,269)            -        (3,280)
Debt financing (to) from affiliates           19,743    (14,469)     (5,274)            -             -
Proceeds from issuance of common stock
  and exercise of stock options                1,281          -           -             -         1,281
Other, net                                      (301)         -           -             -          (301)
Dividends paid                                     -     (1,332)          -         1,332             -
                                            --------   --------   ---------   -----------   -----------
  Net cash (used in) provided by financing
    activities                                20,723    (15,812)     (7,975)        1,332        (1,732)

EFFECT OF EXCHANGE RATE
  CHANGES ON CASH                             (4,413)         -       8,161             -         3,748
                                            --------   --------   ---------   -----------   -----------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING
  OPERATIONS                                  12,797        449     (39,313)            -       (26,067)

NET OPERATING CASH FLOW USED IN
  DISCONTINUED OPERATIONS                          -          -        (693)            -          (693)

CASH AND CASH EQUIVALENTS:
Beginning of period                           32,216      1,126     147,926             -       181,268
                                            --------   --------   ---------   -----------   -----------
End of period                               $ 45,013   $  1,575   $ 107,920   $         -   $   154,508
                                            ========   ========   =========   ===========   ===========

16. SUBSEQUENT EVENT

      In May 2005, Dura entered into new senior secured credit facilities with an aggregate borrowing capacity of approximately $325 million, consisting of a five-year $175 million asset-based revolving credit facility and a six-year $150 million senior secured second lien term loan. Interest under these facilities is based on LIBOR. The senior secured second lien term loan is due and payable in its entirety in May 2011. Proceeds of $144.0 million, net of transaction costs for the new revolver and the senior secured second lien term loan were used to repay Dura's existing $111 million term loan C facility and general corporate purposes. The revolver is an asset-backed revolving credit facility, which is supported by a monthly borrowing base. Availability under the revolver is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. On a pro forma basis as of April 3, 2005, Dura's liquidity under the new senior secured credit facilities was $319.7 million. The revolver is secured by all of Dura's U.S. and Canadian Assets and a 65 percent pledge of the stock of Dura's foreign subsidiaries. The senior secured second lien term loan is secured by all of the U.S. assets and a 65 percent pledge of the stock of Dura's foreign subsidiaries. In connection with the termination of Dura's 2003 Credit Agreement, Dura will write-off debt issuance costs of approximately $3.4 million during the second quarter of 2005.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      Dura's results of operations were impacted by several global economic factors during the quarter ended April 3, 2005. During the first quarter of 2005 North American vehicle production was down approximately 4 percent and European production was down approximately 3 percent when compared to the prior year period. Approximately 57 percent of Dura's total revenues were generated in North America during the first quarter of 2005 as compared to 59 percent in 2004. Dura's cost of production is higher in Europe as compared to North America; thus, its future profitability could be impacted as volumes change and /or as new business is awarded, should its current cost structure and revenue mix by geographic location remain consistent. Dura is taking numerous actions to improve its cost structure, including the various restructuring activities and plant consolidations undertaken during 2004 and the first three months of 2005. Similar actions will continue throughout the remainder of 2005 as Dura works to maximize its facility and asset utilization worldwide. The cost of raw materials has continued at increased levels industry wide during the first three months of 2005 and this has placed increased pressure on Dura's margins. If the elevated raw material pricing continues and Dura is unable to offset the impact through other cost reductions or price increases, it may negatively impact Dura's full year results.

      Given the significance of Dura's operations outside the U.S., the strengthening of the foreign currencies against the dollar resulted in a $25.0 million increase to revenue in the first quarter of 2005 as compared to 2004. Should the foreign currencies stabilize at current levels, or continue to increase in 2005, Dura would anticipate a continued increase of the proportion of its revenues generated in Europe, resulting in a corresponding increase in cost of sales and negative pressure on gross margin for the reasons noted above. The fluctuation of foreign currencies also has a significant impact on Dura's consolidated debt levels. At April 3, 2005, approximately $136.9 million of Dura's debt is denominated in Euro or other foreign currencies. The weakening of the European currencies from December 31, 2004 to April 3, 2005 decreased Dura's total debt level by approximately $6.4 million, holding all other factors constant.

RESULTS OF OPERATIONS

            The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2004.

COMPARISON OF THE THREE MONTHS ENDED APRIL 3, 2005 TO THE THREE MONTHS ENDED MARCH 28, 2004

      Revenues - Revenues for the three months ended April 3, 2005 were $620.0 million, a decrease of $14.6 million, or 2.3 percent, from $634.6 million for the three months ended March 28, 2004. Factors that unfavorably impacted revenue during the three months ended April 3, 2005 included lower North American production volumes and selling price reductions offset by the strengthening of foreign currencies in relation to the U.S. dollar of $25.0 million.

      Cost of Sales - Cost of sales for the three months ended April 3, 2005 were $559.4 million, an increase of $1.5 million, or 0.3 percent, from $557.9 million for the three months ended March 28, 2004. Cost of sales as a percentage of revenues for the first quarter of 2005 was 90.2 percent, which is up compared to 87.9 percent in the first quarter of 2004. The increase in this percentage is due to the impact of elevated raw material pricing and lower North American and European automotive production volumes.

      Selling, General, and Administrative - Selling, general, and administrative expenses for the three months ended April 3, 2005 were $42.2 million, an increase of $3.3 million, or 8.4 percent, from $38.9 million for the three months ended March 28, 2004. As a percentage of revenue, selling, general and administrative expenses increased to 6.8 percent for 2005 compared to 6.1 percent in the first quarter of 2004. The increase is primarily due to one-time investment in prototypes and non-employee related engineering development costs supporting new programs. Dura's goal continues to be to reallocate certain of the selling, general and administrative expenses to further support organic growth while maintaining a 6.0 percent expense as a percentage of revenue.

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

      During the first quarter of 2005, Dura announced a plan to migrate to one ERP system and centralize many of its functional operations. These actions are anticipated to result in the reduction of approximately 200 to 250 employees worldwide. This action resulted in a facility consolidation and other charge of $0.6 million in the first quarter of 2005 relating to employee severance. Dura expects to incur additional restructuring charges related to these actions of approximately $2.0 million in severance costs through December 31, 2005.

      During the fourth quarter of 2004, Dura closed its Bondoufle, France sales and engineering facility and relocated to Velizy, France, which is located near its French OEM customers. This action resulted in a restructuring charge of $0.3 million related to facility closure and other costs. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $0.1 million in facility closure costs.

      During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a restructuring charge of $1.5 million and $2.5 million in the second and third quarters of 2004, respectively, relating primarily to severance, which completed the facility consolidation charges to be incurred related to this action. Additionally, there was a $0.2 million adjustment to decrease the reserve in the fourth quarter of 2004. Continuing these actions in 2005, Dura adjusted the reserve down by $0.3 million during the first quarter. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $2.8 million in severance related costs. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a restructuring charge of $1.7 million, $1.2 million, and $0.8 million in the second, third and fourth quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.3 million and $1.8 million of facility closure and other costs in the third quarter and fourth quarters of 2004, of which $0.2 million is related to asset impairments. These actions continued during 2005 with an additional restructuring charge of $0.8 million in the first quarter, of which $0.6 million is related to severance and $0.2 million is related to facility closure and other costs. Additionally during the first quarter, Dura increased the reserve by $0.3 million. Dura also expensed as incurred $0.3 million of facility closure and other costs in the first quarter of 2005, which included asset impairment charges of $0.1 million. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $3.5 million in severance related costs. Dura expects to incur additional restructuring charges related to the exit of the Rockford facilities of approximately $0.1 million relating to facility closure costs through December 31, 2005.

      During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million, $0.4 million, $0.2 million and $0.2 million in the first, second, third and fourth quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in each of the second, third and fourth quarters of 2004. Continuing these actions in 2005, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the first quarter. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $0.6 million in severance related costs. Dura expects to incur $0.2 million of additional restructuring charges associated with exiting the Brookfield facility through December 31, 2005. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $0.8 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second and third quarters of 2004, combined. Netted in this charge is an additional $0.2 million related to fixed asset write-downs and a $0.2 million adjustment to reduce the facility consolidation charge in the third quarter. Dura does not expect to incur any additional restructuring charges related to the exit of the Pikeville facility.

      During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During 2004, Dura continued such actions and recorded $0.2 million and $0.4 million in the first and third quarters, respectively, of additional restructuring charges for severance related costs. Dura also expensed as incurred $0.1 million, $0.2 million, and $0.1 million in the first, second and fourth quarters of 2004, respectively, related to severance costs and $0.2 million of facility closure and other costs in the first quarter of 2004. Costs incurred and charged to the reserve as of April 3, 2005 amounted to $2.0 million in severance related costs and $1.4 million in facility closure and other costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Fulton facility.

      Amortization Expense - Amortization expense for the three months ended April 3, 2005, was $0.1 million, which is flat compared to $0.1 million for the three months ended March 28, 2004.

      Interest Expense - Interest expense for the three months ended April 3, 2005 was $25.0 million, an increase of $3.7 million, or 17.5 percent, from $21.2 million for the three months ended March 28, 2004. This increase in interest expense is due to the higher average interest rates on LIBOR based borrowings.

      Income Taxes - The effective income tax rate was 43.4 percent for the three months ended April 3, 2005 and 34.0 percent for the three months ended March 28, 2004. The increase in the effective tax rate relates primarily to the mix of income among Dura's North American and European tax jurisdictions and the impact of tax planning strategies slightly offset by not benefiting losses in certain locations and increases in valuation allowances. The overall effective rates differed from statutory rates as a result of higher combined foreign tax rates, the effects of state taxes and the provision of a valuation allowance on certain losses in foreign jurisdictions.

      Discontinued Operations - Discontinued operations for the three months ended April 3, 2005 was a loss of $0.1 million, a decrease of $0.6 million, from the $0.7 million for the three months ended March

28, 2004. These amounts relate to adjustments associated with the March 2003 divestiture of Dura's Mechanical Assemblies Europe business. Dura does not believe future adjustments related to retained liabilities of the discontinued operations will be material.

      The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144. The results of operations of the Mechanical Assemblies Europe business and the related charges have been classified as discontinued operations in the condensed consolidated statements of operations.

LIQUIDITY AND CAPITAL RESOURCES

      During the first three months of 2005, Dura used cash from operations of $34.3 million, compared to $2.0 million in 2004. Cash generated from operations before changes in working capital items was $17.4 million for the first three months of 2005 compared to $32.9 million for 2004 primarily as a result of lower operating margins. Working capital used cash of $51.7 million in the first three months of 2005 compared to $34.9 million in 2004. This increase in cash used from working capital is primarily the result of the timing of cash receipts.

      Net cash used in investing activities was $14.3 million for the first three months of 2005 compared to $26.1 million used in 2004. In the first quarter of 2004, $10.5 million was used for acquisitions, $9.8 million was used for the final purchase price for the Reiche acquisition and $0.7 million was used for the working capital adjustment for the Creation Group acquisition. Net capital expenditures totaled $14.3 million for the first three months of 2005 compared to $15.6 million for the first three months of 2004. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs.

      Net cash used in financing activities totaled $35.2 million for the first three months of 2005 compared to $1.7 million in 2004, principally for the repayment of outstanding indebtedness.

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

      In November 2003, Dura completed the 2003 Senior Notes offering of $50.0 million. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. In conjunction with this transaction, Dura amended and restated its revolving credit facility ("2003 Credit Agreement"). The 2003 Credit Agreement provides for $175.0 million of revolving credit, available until October 2008. At April 3, 2005, Dura had unused borrowing capacity of approximately $154.9 million, of which $52.2 million was available under its most restrictive debt covenant and $20.1 million in letters of credit outstanding. No borrowings under the revolving credit facility occurred during 2005. The existing tranche C term loan remains outstanding. Dura also entered into a fixed to floating interest rate swap (notional amount of $75.0 million) with various financial institutions that more closely mirrors the cost of its bank debt.

      In February 2005, Dura amended its 2003 Credit Agreement to, among other things, adjust the total leverage, senior leverage and interest coverage ratios that it was required to maintain over the next six quarters beginning April 3, 2005. In addition, Dura repaid $35.0 million of the tranche C term loan.

      As of April 3, 2005, the rate on borrowings under the 2003 Credit Agreement was based on LIBOR and was 5.35 percent. The 2003 Credit Agreement contains various restrictive covenants which amongst other things, limit indebtedness, investments, capital expenditures and certain dividends. The 2003 Credit Agreement also requires Dura to maintain certain financial ratios including debt and interest coverage.

Dura was in compliance with the covenants as of April 3, 2005. Borrowings under the 2003 Credit Agreement are collateralized by substantially all assets of Dura.

      The 2003 Credit Agreement provides Dura with the ability to denominate a portion of its revolving credit borrowings in foreign currencies up to an amount equal to $53.1 million. As of April 3, 2005, Dura had no borrowings outstanding under the indebtedness.

      Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At April 3, 2005, Dura had overdraft facilities available from banks of approximately $26.4 million, of which, it had no borrowings outstanding.

      Included in interest expense, net, in the consolidated statements of operations is approximately $0.7 million and $0.5 million of interest income earned on Dura's cash balances in the quarters ended April 3, 2005 and March 28, 2004, respectively.

      In May 2005, Dura entered into new senior secured credit facilities with an aggregate borrowing capacity of approximately $325 million, consisting of a five-year $175 million asset-based revolving credit facility and a six-year $150 million senior secured second lien term loan. Interest under these facilities is based on LIBOR. The senior secured second lien term loan is due and payable in its entirety in May 2011. Proceeds of $144.0 million, net of transaction costs for the new revolver and the senior secured second lien term loan were used to repay Dura's existing $111 million term loan C facility and general corporate purposes. The revolver is an asset-backed revolving credit facility, which is supported by a monthly borrowing base. Availability under the revolver is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. On a pro forma basis as of April 3, 2005, Dura's liquidity under the new senior secured credit facilities was $319.7 million. The revolver is secured by all of Dura's U.S. and Canadian assets and a 65 percent pledge of the stock of Dura's foreign subsidiaries. The senior secured second lien term loan is secured by all of the U.S. assets and a 65 percent pledge of the stock of Dura's foreign subsidiaries. In connection with the termination of Dura's 2003 Credit Agreement, Dura will write-off debt issuance costs of approximately $3.4 million during the second quarter of 2005.

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

      Dura is limited as to its ability to declare or make certain dividend payments or other distributions of assets under its 2003 Credit Agreement, Senior Notes and Subordinated Notes. Certain distributions relating to items such as a company stock purchase program, tax sharing arrangements, as required under Dura's Preferred Securities, are permitted.

      Dura's principal source of liquidity is cash flow generated from operations and borrowings under its $175 million revolving credit facility. Dura believes that such funds will be sufficient to meet its liquidity needs for at least the next twelve months. Dura's principal use of liquidity will be to meet debt service requirements, finance capital expenditures and to provide working capital availability. Dura expects that capital expenditures in 2005 will be approximately $70.0 million. These capital expenditures will be used primarily for equipment and dedicated tooling purchases and facility improvements.

      Dura's ability to service its indebtedness will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond Dura's control. Dura believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that Dura will continue to be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If Dura cannot generate sufficient cash flow from operations to service its indebtedness and to meet its other obligations and commitments, Dura might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the New Credit Agreement. In the event that Dura is unable to refinance its various debt facilities or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of, and interest on, its debt would be impaired.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

      Dura typically experiences decreased revenues and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations. The recreation & specialty vehicle industry is seasonal in that sales in the fourth quarter are normally at reduced levels.

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

FOREIGN CURRENCY TRANSACTIONS

      A significant portion of Dura's revenues during the three and nine months ended April 3, 2005 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

      A significant portion of Dura's assets at April 3, 2005 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

      Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currencies and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB revised SFAS No. 123 and issued SFAS No. 123(R). This Statement supercedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the SEC delayed the effective date of SFAS No. 123R to fiscal years beginning after June 15, 2005. As a result, Dura is required to adopt SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. Dura may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. Dura is in the process of determining which method of adoption it will elect (see Note 3 for SFAS No. 123 required disclosures).

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      At April 3, 2005, Dura had outstanding interest rate swap contracts that effectively converted $400.0 million of its Senior Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, Dura receives payments at fixed rates, while it makes payments at variable rates (6.31 percent to approximately 8.625 percent at April 3, 2005). The net interest paid or received is included in interest expense. Dura designated these swap contracts as fair value hedges at their inception. At April 3, 2005, the fair value of the interest rate swap contracts was a net gain position for Dura of approximately $12.1 million, representing the estimated benefit that would accrue to Dura to terminate the agreements, and is included in current and noncurrent assets with a corresponding increase to debt in the accompanying consolidated April 3, 2005 balance sheet.

      From time to time, Dura also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. At April 3, 2005, Dura had a contract outstanding to purchase Euro 13.1 million (approximately $17.0 million). Dura designated this contract at its inception as a cash flow hedge. The estimated fair value of the foreign exchange contract based upon market quotes was approximately $16.7 million. The net unrealized loss of approximately $0.3 million is included in accumulated other comprehensive loss in the accompanying consolidated April 3, 2005 statement of stockholders' investment.

      There have been no other material changes to our exposures to market risk since December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of April 3, 2005, an evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules l3a-l5(e) and 15d-l5(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED APRIL 3, 2005

There were no significant changes in our internal control over financial reporting that occurred during the Company's quarter ended April 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings:

      Other than as reported in Dura's 2004 Annual Report on Form 10-K under the caption "Legal Proceedings," Dura is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business of Dura.

Item 6. Exhibits and Reports on Form 8-K:

      (a) Exhibits

            10.1 Consulting Agreement, dated as of April 8, 1998, between Dura Automotive Systems, Inc. and J. Richard Jones

            10.2 Amendment to Consulting Agreement, dated December 7, 1998, between Dura Automotive Systems, Inc. and J. Richard Jones

            31.1 Certification by Lawrence A. Denton, President, Chief Executive Officer and Director

            31.2 Certification by Keith R. Marchiando, Vice President and Chief Financial Officer

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

            During the three months ended April 3, 2005 for which this report is filed, Dura Automotive Systems, Inc. filed the following reports on Form 8-K:

               February 14, 2005, Form 8-K reporting under "Item 5.02. Departure of Directors or Principal Officers" disclosing resignation of Charles M. Brennan from the Board of Directors.

               March 1, 2005, Form 8-K reporting under "Item 8.01. Other Events" disclosing Amendment to Dura's Senior Secured Revolving Credit Facility.

               March 4, 2005, Form 8-K reporting under "Item 1.01. Entry into a Material Definitive Agreement" disclosing Change of Control Agreement with Keith R. Marchiando.

               March 16, 2005, Form 8-K reporting under "Item 2.02. Results of Operation and Financial Condition" revising first quarter and full-year 2005 outlook.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DURA AUTOMOTIVE SYSTEMS, INC.

Date: May 10, 2005                    By /s/ Keith R. Marchiando
                                         -----------------------
                                         Keith R. Marchiando
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)

                                  EXHIBIT INDEX

Exhibit 10.1 Consulting Agreement, dated as of April 8, 1998, between Dura Automotive Systems, Inc. and J. Richard Jones

Exhibit 10.2 Amendment to Consulting Agreement, dated December 7, 1998, between Dura Automotive Systems, Inc. and J. Richard Jones

Exhibit 31.1 Certification by Lawrence A. Denton, President, Chief Executive Officer and Director

Exhibit 31.2 Certification by Keith R. Marchiando, Vice President and Chief Financial Officer

Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002