Form 10-Q
period 2005-07-03
DURA AUTOMOTIVE SYSTEMS INC
filed 2005-08-12
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at August 1, 2005 was 18,709,890 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

   Item 1.   Financial Statements:

             Condensed Consolidated Statements of Operations for the Three and
             Six Months Ended July 3, 2005 and June 27, 2004 (unaudited)

             Condensed Consolidated Balance Sheets at July 3, 2005 (unaudited) and December 31, 2004

             Condensed Consolidated Statements of Cash Flows for the Six Months
             Ended July 3, 2005 and June 27, 2004 (unaudited)

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

SIGNATURES

CERTIFICATIONS

ITEM 1: FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

      (AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS- UNAUDITED)

                                                      Three Months Ended              Six Months Ended
                                                 ----------------------------   ----------------------------
                                                 July 3, 2005   June 27, 2004   July 3, 2005   June 27, 2004
                                                 ------------   -------------   ------------   -------------
Revenues                                           $623,834        $658,815      $1,243,813     $1,293,378
Cost of sales                                       545,478         582,132       1,104,876      1,140,030
                                                   --------        --------      ----------     ----------
      Gross profit                                   78,356          76,683         138,937        153,348
Selling, general and administrative expenses         41,025          39,816          83,198         78,727
Facility consolidation, asset impairments and
   other charges                                      2,624          11,578           4,290         13,026
Amortization expense                                    104             115             216            231
                                                   --------        --------      ----------     ----------
      Operating income                               34,603          25,174          51,233         61,364
Interest expense, net                                24,907          21,539          49,877         42,788
Loss on early extinguishment of debt                  3,349              --           3,349             --
                                                   --------        --------      ----------     ----------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                               6,347           3,635          (1,993)        18,576
Provision (benefit) for income taxes                  3,391             307            (226)         5,387
                                                   --------        --------      ----------     ----------
      Income (loss) from continuing operations        2,956           3,328          (1,767)        13,189
Gain (loss) from discontinued operations, net             3              12            (106)          (681)
                                                   --------        --------      ----------     ----------
      Net income/(loss)                            $  2,959        $  3,340      $   (1,873)    $   12,508
                                                   ========        ========      ==========     ==========
Basic earnings (loss) per share:
   Income from continuing operations               $   0.16        $   0.18      $    (0.09)    $     0.72
   Discontinued operations                               --              --           (0.01)         (0.04)
                                                   --------        --------      ----------     ----------
      Net income/(loss)                            $   0.16        $   0.18      $    (0.10)    $     0.68
                                                   ========        ========      ==========     ==========
Basic shares outstanding                             18,704          18,442          18,683         18,413
                                                   ========        ========      ==========     ==========
Diluted earnings (loss) per share:
   Income from continuing operations               $   0.16        $   0.18      $    (0.09)    $     0.70
   Discontinued operations                               --              --           (0.01)         (0.04)
                                                   --------        --------      ----------     ----------
      Net income/(loss)                            $   0.16        $   0.18      $    (0.10)    $     0.66
                                                   ========        ========      ==========     ==========
Diluted shares outstanding                           18,818          18,966          18,683         18,963
                                                   ========        ========      ==========     ==========

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                                  July 3,     December 31,
                                                                   2005           2004
                                                                -----------   ------------
                                                                (unaudited)
                            Assets
Current assets:
   Cash and cash equivalents                                    $  101,701     $  191,568
   Accounts receivable, net                                        345,152        273,956
   Inventories                                                     132,805        149,834
   Current portion of derivative instruments                            --          7,746
   Other current assets                                            103,762         92,016
                                                                ----------     ----------
      Total current assets                                         683,420        715,120
                                                                ----------     ----------

Property, plant and equipment, net                                 447,848        487,106
Goodwill, net                                                      866,486        903,584
Noncurrent portion of derivative instruments                         1,422         10,601
Deferred income taxes and other assets, net                         98,977        107,510
                                                                ----------     ----------
                                                                $2,098,153     $2,223,921
                                                                ==========     ==========

           Liabilities and Stockholders' Investment

Current liabilities:
   Accounts payable                                             $  259,868     $  270,341
   Accrued liabilities                                             170,403        187,254
   Current maturities of long-term debt                              1,292          2,968
                                                                ----------     ----------
      Total current liabilities                                    431,563        460,563
                                                                ----------     ----------

Long-term debt, net of current maturities                        1,131,620      1,158,714
Mandatorily redeemable convertible trust preferred securities       55,250         55,250
Other noncurrent liabilities                                       129,952        141,903

Stockholders' investment:
   Common stock - Class A                                              187            186
   Additional paid-in capital                                      352,102        351,571
   Treasury stock at cost                                           (2,006)        (2,513)
   Accumulated deficit                                             (95,215)       (93,342)
   Accumulated other comprehensive income                           94,700        151,589
                                                                ----------     ----------
      Total stockholders' investment                               349,768        407,491
                                                                ----------     ----------
                                                                $2,098,153     $2,223,921
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

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                         Six Months Ended
                                                                  ----------------------------
                                                                  July 3, 2005   June 27, 2004
                                                                  ------------   -------------
OPERATING ACTIVITIES:
   Income (loss) from continuing operations                        $  (1,767)      $ 13,189
   Adjustments to reconcile income from continuing
      operations to net cash provided by operating activities -
      Depreciation and amortization                                   41,708         43,438
      Deferred financing fees                                          5,266          1,740
      Deferred income taxes                                            1,866           (106)
      Changes in other operating items                              (107,154)       (49,135)
                                                                   ---------       --------
      Net cash (used in) provided by operating activities            (60,081)         9,126
                                                                   ---------       --------

INVESTING ACTIVITIES:
   Acquisitions, net                                                      --        (13,327)
   Capital expenditures, net                                         (27,604)       (29,303)
                                                                   ---------       --------
      Net cash used in investing activities                          (27,604)       (42,630)
                                                                   ---------       --------

FINANCING ACTIVITIES:
   Long-term borrowings                                              149,994            568
   Repayments of long-term borrowings                               (146,946)       (17,385)
   Debt issuance costs                                                (7,001)          (389)
   Deferred gain on termination of interest rate swap                 11,374             --
   Proceeds from issuance of common stock and
      exercise of stock options                                          444          1,613
   Other, net                                                            594            (87)
                                                                   ---------       --------
      Net cash provided by (used in) financing activities              8,459        (15,680)
                                                                   ---------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                              (10,535)         3,041
                                                                   ---------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                             (89,761)       (46,143)

NET OPERATING CASH FLOW USED IN DISCONTINUED OPERATIONS                 (106)          (681)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                               191,568        181,268
                                                                   ---------       --------
   End of period                                                   $ 101,701       $134,444
                                                                   =========       ========

SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                          $  45,385       $ 39,692
   Cash paid for income taxes                                      $  11,602       $  5,629

              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     Dura Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries ("Dura") designs and manufactures components and systems for the global automotive and recreation & specialty vehicle industries. Dura has manufacturing and product development facilities located in the United States, Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Slovakia, Spain and the United Kingdom. Dura also has a presence in Japan and India through alliances or technical licenses.

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

     Revenues and operating results for the six months ended July 3, 2005 are not necessarily indicative of the results to be expected for the full year.

     Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                   July 3,   December 31,
                    2005         2004
                  --------   ------------
Raw materials     $ 61,043     $ 71,881
Work-in-process     28,115       30,192
Finished goods      43,647       47,761
                  --------     --------
                  $132,805     $149,834
                  ========     ========

3.   STOCKHOLDERS' INVESTMENT

Earnings Per Share

     Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, the dilutive impact of the outstanding common stock options was computed using the Treasury Stock Method. The impact of the outstanding common stock options was antidilutive in the six months ended July 3, 2005. The Mandatorily Redeemable Convertible Trust Preferred Securities dilution (convertible into 1,289,000 shares) was computed using the If-converted method. These Preferred Securities were antidilutive in the periods presented.

The computations of earnings (loss) per share for the presented periods are as follows:

(in thousands, except per share amounts):

                                                    Three months ended    Six months ended
                                                    ------------------   ------------------
                                                    July 3,   June 27,   July 3,   June 27,
                                                      2005      2004       2005      2004
                                                    -------   --------   -------   --------
Net income (loss) applicable to common
   stockholders - diluted                           $ 2,959    $ 3,340   $(1,873)   $12,508

Weighted average number of Class A
   common shares outstanding                         18,704     18,072    18,683     17,424
Weighted average number of Class B
   common shares outstanding                             --        370        --        989
                                                    -------    -------   -------    -------
                                                     18,704     18,442    18,683     18,413

Dilutive effect of outstanding stock options
   after application of the treasury stock method       114        524        --        550
Dilutive effect of mandatorily redeemable
   convertible preferred securities, assuming
   conversion                                            --         --        --         --
                                                    -------    -------   -------    -------
Diluted shares outstanding                           18,818     18,966    18,683     18,963
                                                    =======    =======   =======    =======
Basic earnings (loss) per share                     $  0.16    $  0.18   $ (0.10)   $  0.68
                                                    =======    =======   =======    =======
Diluted earnings (loss) per share                   $  0.16    $  0.18   $ (0.10)   $  0.66
                                                    =======    =======   =======    =======

      Potential diluted common shares of 102,861 relating to Dura's outstanding stock options were excluded from the computation of diluted loss per share for the six months ended July 3, 2005, as inclusion would have been anti-dilutive.

Stock-Based Compensation Plans

     Dura has elected to continue accounting for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized during the three and six months ended July 3, 2005 and June 27, 2004, as the exercise prices of all options are equal to the market value of Dura's stock on the grant date. Had compensation cost for these plans been determined as required under SFAS No. 123, "Accounting for Stock-Based Compensation", Dura's pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share amounts):

                                    Three months ended    Six months ended
                                    ------------------   ------------------
                                    July 3,   June 27,   July 3,   June 27,
                                      2005      2004       2005      2004
                                    -------   --------   -------   --------
Net income (loss)
   As Reported - Basic               $2,959    $3,340    $(1,873)  $12,508
   Pro Forma                         $2,021    $2,404    $(3,557)  $10,715
   As Reported - Diluted             $2,959    $3,340    $(1,873)  $12,508
   Pro Forma                         $2,021    $2,404    $(3,557)  $10,715
Basic earnings (loss) per share
   As Reported                       $ 0.16    $ 0.18    $ (0.10)  $  0.68
   Pro Forma                         $ 0.11    $ 0.13    $ (0.19)  $  0.58
Diluted earnings (loss) per share
   As Reported                       $ 0.16    $ 0.18    $ (0.10)  $  0.66
   Pro Forma                         $ 0.11    $ 0.13    $ (0.19)  $  0.57

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2005 and 2004. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the principal following weighted average assumptions: risk-free interest rate of
3.69 percent and 3.7 percent, expected life of four years and an average expected volatility of 64 and 74 percent for the three and six months ended
July 3, 2005 and June 27, 2004, respectively.

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

     At July 3, 2005, Dura had remaining reserves related to the divestiture of the Mechanical Assemblies Europe business of $17.5 million, primarily related to the facilities retained by Dura, principally lease costs, and are anticipated to be completed in 2021. Also included in the $17.5 million is $3.0 million of acquisition integration reserves related to facility closures. During the quarter ended July 3, 2005 the reserve decreased by approximately $1.0 million due to the impact of foreign currency exchange rates and increased by approximately $0.3 million primarily due to an increase in the long-term lease commitments. Costs incurred and charged to the reserve during 2005 included $0.6 million related to facility closure and other costs.

5.   FACILITY CONSOLIDATION, ASSET IMPAIRMENTS, AND OTHER CHARGES

Facility Consolidation

     As a part of Dura's ongoing cost reduction and capacity utilization efforts, Dura has taken numerous actions to improve its cost structure. These costs are reflected as facility consolidation and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

     During the second quarter of 2005, in order to improve capacity utilization, Dura announced a plan to streamline a German manufacturing operation during 2005, which is expected to result in a 170 employee reduction. This action resulted in a restructuring charge of $0.5 million, relating primarily to severance. In addition, Dura expensed approximately $0.1 million of severance during the quarter, related to this action. Dura expects to incur $4.4 million in additional severance costs through December 31, 2005.

     During the first quarter of 2005, Dura announced a plan to migrate to one enterprise resource planning system and centralize many of its functional operations to better align with current business levels. These actions are anticipated to result in the reduction of approximately 400 employees worldwide of which approximately one-half have been completed. Dura has accrued approximately $3.2 million in severance related to these actions. Of this amount $0.9 million is related to restructuring and charged to facility consolidation. Costs incurred and charged to the restructuring reserve as of July 3, 2005 amounted to $0.5 million. Dura expects to incur additional restructuring charges related to these actions of approximately $1.7 million in severance costs and intends to be substantially completed by December 31, 2006.

     During the fourth quarter of 2004, Dura closed its Bondoufle, France sales and engineering facility and relocated to Velizy, France, which is located near its French OEM customers. This action resulted in a restructuring charge of $0.3 million related to facility closure and other costs. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $0.2 million in facility closure costs.

     During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a restructuring charge of $1.5 million and $2.5 million in the second and third quarters of 2004, respectively, relating primarily to severance, which completed the facility consolidation charges to be incurred related to this action. Additionally, there was a $0.2 million adjustment to decrease the reserve in the fourth quarter of 2004. Continuing these actions in 2005, Dura adjusted the reserve down by $0.3 million during the first quarter and made an additional accrual of $0.1 million in the second quarter of 2005. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $3.4 million in severance related costs. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a restructuring charge of $1.7 million, $1.2 million, and $0.8 million in the second, third and fourth quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.3 million and $1.8 million of facility closure and other costs in the third quarter and fourth quarters of 2004, of which $0.2 million is related to asset impairments. These actions continued during 2005 with an additional restructuring charge of $0.8 million and $0.1 million in the first and second quarters, respectively, of which $0.7 million is related to severance and $0.2 million is related to facility closure and other costs. Dura also expensed as incurred $0.3 million and $0.1 million of facility closure and other costs in the first and second quarters of 2005, respectively, which included asset impairment charges of $0.1 million. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $3.9 million in severance related costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Rockford facility.

     During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million, $0.4 million, $0.2 million and $0.2 million in the first, second, third and fourth quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in each of the second, third and fourth quarters of 2004. Continuing these actions in 2005, Dura had an additional restructuring charge of $0.2 million in the second quarter and expensed as incurred approximately $0.1 million of facility closure and other costs in the first quarter. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $0.9 million in severance related costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Brookfield facility. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $0.8 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second and third quarters of 2004, combined. Included in this charge is an additional $0.2 million related to fixed asset write-downs and a $0.2 million adjustment to reduce the facility consolidation charge in the third quarter. Dura does not expect to incur any additional restructuring charges related to the exit of the Pikeville facility.

     During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During 2004, Dura continued such actions and recorded $0.2 million and $0.4 million in the first and third quarters, respectively, of additional restructuring charges for severance related costs. Dura also expensed as incurred $0.1 million, $0.2 million, and $0.1 million in the first, second and fourth quarters of 2004, respectively, related to severance costs and $0.2 million of facility closure and other costs in the first quarter of 2004. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $2.0 million in severance related costs and $1.4 million in facility closure and other costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Fulton facility.

Asset Impairments

     For the quarters ended July 3, 2005 and June 27, 2004, Dura recorded $1.1 million and $6.7 million, respectively, of asset impairment charges related to prior facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the condensed consolidated statements of operations and were accounted for in accordance with SFAS No. 144.

6.   ACQUISITION INTEGRATIONS

     Dura has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of July 3, 2005, purchase liabilities recorded in conjunction with the acquisitions included approximately $1.1 million for costs associated with the shutdown and consolidation of certain acquired facilities and $0.9 million for severance and other related costs. Costs incurred and charged to these reserves amounted to $0.4 million related to the consolidation of certain acquired facilities and $0.1 million related to severance during second quarter 2005. The employee terminations and facility closures were completed by December 31, 2004 except for contractual obligations, consisting principally of facility lease payments, which will continue through 2005.

7.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                       July 3,    December 31,
                                        2005         2004
                                     ----------   ------------
2005 Credit Agreement:
   Second Lien term loan             $  150,000    $       --
2003 Credit Agreement:
   Tranche C term loan                       --       146,250
Senior notes                            400,000       400,000
Subordinated notes                      575,366       589,469
Mandatorily redeemable convertible
   trust preferred securities            55,250        55,250
Senior notes - derivative
   instrument adjustment                  1,422        18,347
Other                                     6,124         7,616
                                     ----------    ----------
                                      1,188,162     1,216,932
Less - Current maturities                (1,292)       (2,968)
                                     ----------    ----------
Total long-term debt                 $1,186,870    $1,213,964
                                     ==========    ==========

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

     In November 2003, Dura completed the 2003 Senior Notes offering of $50.0 million. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. In conjunction with this transaction, Dura amended and restated its revolving credit facility ("2003 Credit Agreement"). The 2003 Credit Agreement provided for $175.0 million of revolving credit, available until October 2008.

     In February 2005, Dura amended its 2003 Credit Agreement to, among other things, adjust the total leverage, senior leverage and interest coverage ratios that it was required to maintain over the next six quarters beginning April 3, 2005. As part of that amendment, Dura repaid $35.0 million of the tranche C term loan.

     In May 2005, Dura entered into new senior secured credit facilities with an aggregate borrowing capacity of approximately $325 million, consisting of a five-year $175 million asset-based revolving credit facility ("2005 Credit Agreement") and a six-year $150 million senior secured second lien term loan. Interest under these facilities is based on LIBOR. The senior secured second lien term loan is due and payable in its entirety in May 2011. Proceeds of $144.0 million, net of transaction costs for the new revolver and the senior secured second lien term loan were used to repay Dura's existing $111 million term loan C facility and general corporate purposes. The revolver is an asset-backed revolving credit facility, which is supported by a borrowing base that is calculated monthly. Availability under the revolver is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. On July 3, 2005, Dura's liquidity under the new senior secured credit facilities was $256.6 million, including cash of $101.7 million. The revolver is secured by certain of Dura's U.S. and Canadian assets and a 65 percent pledge of the stock of Dura's foreign subsidiaries. The senior secured second lien term loan is secured by all of the U.S. assets and a 65 percent pledge of the stock of Dura's foreign subsidiaries. In connection with the termination of Dura's 2003 Credit Agreement, Dura wrote-off debt issuance costs of approximately $3.3 million during the second quarter of 2005. At July 3, 2005, Dura had no borrowings outstanding under the revolving credit facility.


     Dura has $575.4 million of 9 percent Subordinated Notes, due May 2009 outstanding as of July 3, 2005. The interest on the Subordinated Notes is payable semiannually. These notes are collateralized by guarantees of certain of Dura's subsidiaries.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At July 3, 2005, Dura had overdraft facilities available from banks of approximately $24.7 million, of which, it had no borrowings outstanding.

     Included in interest expense, net, in the consolidated statements of operations is approximately $0.6 million and $0.7 million of interest income earned on Dura's cash balances in the quarters ended July 3, 2005 and June 27, 2004, respectively and $1.3 million and $1.2 million for the six months ended July 3, 2005 and June 27, 2004, respectively.

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

     During the second quarter of 2005, we performed our annual evaluation using both a discounted cash flow methodology and a market multiple approach. Based on the results of this evaluation, we determined that no further impairment beyond that recorded in prior years is currently required. A separate evaluation was conducted for each of our current reporting units: Control Systems; Body & Glass; Mobile Products; and Other Operating Companies.

     Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Other intangible assets at July 3, 2005 are approximately $16.4 million, primarily consisting of non-amortizable trademarks and amortizable license agreements. The amortization of other intangible assets was not significant in 2005 and 2004.

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

     On May 12, 2005, Dura terminated its fixed to floating interest rate swap contracts having an aggregated notional amount of $400 million, which we established in conjunction with the 2002 Senior Notes and 2003 Senior Notes offerings, respectively. Dura realized a cash net gain of $11.4 million upon their settlement. This gain is being amortized over the remaining life of the 2003 and 2002 notes. At July 3, 2005, the deferred gain is approximately $11.2 million and is classified in other noncurrent liabilities. On May 16, 2005, Dura entered into a new set of fixed to floating interest rate swap contracts, expiring in April 2012 and also having an aggregate notional amount of $400 million with various financial institutions, replacing those that were terminated. At July 3, 2005, these outstanding interest rate swap contracts effectively converted $400 million of our Senior Notes into floating rate obligations. Dura receives payments at a fixed rate (8.625%), while it makes payments at variable rates (7.38% at July 3, 2005). The net interest paid or received is included in interest expensed. Dura designated these swap contracts as fair value hedges at their inception. At July 3, 2005, the fair value of the interest rate swap contracts was a net gain position for Dura of approximately $1.4 million, representing the estimated benefit that would accrue to Dura if we were to terminate the agreements, and is included in noncurrent assets with a corresponding increase to debt in the accompanying condensed consolidated July 3, 2005 balance sheet.

     From time to time, Dura also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. There were no contracts outstanding at July 3, 2005.

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

                                Three months ended     Six months ended
                               -------------------   -------------------
                                July 3,   June 27,    July 3,   June 27,
                                 2005       2004       2005       2004
                               --------   --------   --------   --------
Net income (loss)              $  2,959    $3,340    $ (1,873)  $12,508
Other comprehensive income:
   Foreign currency
      translation adjustment    (36,477)    2,462     (57,287)   (8,263)
   Minimum pension liability        234        (5)        399        70
   Derivative instruments           334       147          --       147
                               --------    ------    --------   -------
Comprehensive income (loss)    $(32,950)   $5,944    $(58,761)  $ 4,462
                               ========    ======    ========   =======

11.  WARRANTY AND ENVIRONMENTAL

     Dura faces an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as agreed upon and such failure of its products results, or is alleged to result, in bodily injury and/or property damage. OEMs are increasingly requiring their outside suppliers to guarantee or warrant their products, and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which Dura supplies products to an OEM, an OEM may hold Dura responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. In addition, Dura is subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Some of Dura's operations generate hazardous substances. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any of Dura's current or former properties or at a landfill or another location where Dura has disposed of wastes, Dura may be held liable for the contamination, and the amount of such liability could be material. Dura's policy is to record reserves for customer warranty and environmental costs on a case by case basis at the time it believes such amount is probable and estimable and to review these determinations on a quarterly basis, or more frequently, as additional information is obtained. Dura has established reserves for issues that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments. Dura determines its warranty and environmental reserves based on identified claims and the estimated ultimate projected claim cost. The final amounts determined to be due related to these matters could differ significantly from recorded estimates. Dura no longer carries insurance for recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. The following presents a summary of Dura's warranty and environmental position (in thousands):

                                      WARRANTY   ENVIRONMENTAL
                                      --------   -------------
Balance at December 31, 2004          $ 8,937       $17,159
   Reductions for payments made        (1,455)         (205)
   Additional reserves recorded         1,846            20
   Changes in pre-existing reserves      (833)       (8,247)
                                      -------       -------
Balance at July 3, 2005               $ 8,495       $ 8,727
                                      =======       =======

     Effective June 30, 2005, Dura was released from a potential environmental exposure relating to a former manufacturing facility whose lease expired on that date. Accordingly, we reversed the remaining environmental exposure accrual to cost of sales resulting in a favorable $8.2 million impact for the quarter and the six months ended July 3, 2005.

12.  NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS

     The FASB revised SFAS No. 123 in December 2004 and issued SFAS No.
123(R). This Statement supercedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the SEC delayed the effective date of SFAS No. 123R to fiscal years beginning after June 15, 2005. As a result, Dura is required to adopt SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. Dura may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. Dura is in the process of determining which method of adoption it will elect. See Note 3 for SFAS No. 123 required disclosures and the estimated impact of adoption of SFAS 123R if it had been adopted as of the beginning of the periods presented.

     The Emerging Issues Task Force ("EITF") has recently released EITF Issue No. 05-05, "Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeir Early Retirement Arrangements)". Altersteilzeir (ATZ) in Germany is an early retirement program designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. EITF Issue 05-05 will require, as of the beginning of 2006, Dura to accrue special retirement benefits. We are currently reviewing the impact, if any, to the Company but do not believe it will be material.

     The FASB issued on July 15, 2005, for comment an exposure draft of a proposed interpretation to SFAS 109 on the accounting for uncertain tax positions, that seeks to reduce widespread diversity in accounting for income taxes. The exposure draft requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The proposed effective date for this interpretation is as of the end of the first fiscal year ending after December 15, 2005. We are currently reviewing the impact of this proposed interpretation for the impact to our recording of deferred tax assets. While still under review, we believe any material tax position we have taken will meet the "probable recognition threshold".

13.  DEFINED BENEFIT PLANS AND POST-RETIREMENT BENEFITS

     Dura sponsors 17 defined benefit plans that cover certain hourly and salaried employees in the United States and certain European countries. Dura's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, Dura has eight postretirement medical benefit plans for certain employee groups and has recorded a liability for its estimated obligation under these plans. During 2005, Dura terminated a postretirement medical plan relating to former employees of a closed facility, which had been voluntarily extended beyond its initial term by the Company. A gain was realized on this termination and is reflected in the following tables.

     The components of net periodic benefit costs are as follows (in thousands):

                                                                       Postretirement Benefits
                                           Pension Benefits              Other than Pensions
                                          Three Months Ended             Three Months Ended
                                     ----------------------------   ----------------------------
                                     July 3, 2005   June 27, 2004   July 3, 2005   June 27, 2004
                                     ------------   -------------   ------------   -------------
Service cost                           $   545         $   586        $   185          $ 161
Interest cost                            2,079           2,131            349            449
Expected return on plan assets          (1,644)         (1,589)            --             --
Amendments/curtailments                     --             339         (3,441)          (109)
Amortization of prior service cost         294             519             --             (2)
Recognized actuarial loss                  367              43             48             60
                                       -------         -------        -------          -----
Net periodic benefit cost              $ 1,641         $ 2,029        $(2,859)         $ 559
                                       =======         =======        =======          =====

                                                                       Postretirement Benefits
                                           Pension Benefits              Other than Pensions
                                           Six Months Ended               Six Months Ended
                                     ----------------------------   ----------------------------
                                     July 3, 2005   June 27, 2004   July 3, 2005   June 27, 2004
                                     ------------   -------------   ------------   -------------
Service cost                           $ 1,132         $ 1,172        $   370         $  322
Interest cost                            4,170           4,262            800            898
Expected return on plan assets          (3,295)         (3,178)            --             --
Amendments/curtailments                     --             678         (3,441)          (218)
Amortization of prior service cost         589           1,038             --             (4)
Recognized actuarial loss                  737              86            138            120
                                       -------         -------        -------         ------
Net periodic benefit cost              $ 3,333         $ 4,058        $(2,133)        $1,118
                                       =======         =======        =======         ======

     Dura previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $7.3 million to its pension plans and $2.9 million to its post-retirement medical benefit plans in 2005. As of July 3, 2005, $4.2 million and $1.2 million of contributions have been made to the pension and postretirement benefit plans, respectively. Dura anticipates contributing an additional $3.6 million to its pension plans and $1.1 million to its post-retirement medical benefit plans in 2005 for total estimated contributions during 2005 of $10.1 million.

14.  RELATED PARTY TRANSACTIONS

     During April 2004, Onex, Dura's controlling shareholder through their Class B common shares voting control, converted all of its remaining Class B common stock into Class A common stock, resulting in a single class of voting shares outstanding and effectively eliminated their majority voting control over shareholder matters of Dura. As a result, during June 2004, Dura entered into change of control agreements ("the Agreements") with certain key officers and directors. The Agreements provide for severance pay including incentive compensation, continuation of certain other benefits, gross-up of payments deemed to be excess parachute payments, additional years of credited service under Dura's supplemental executive retirement plan and undiscounted lump-sum payment of the benefit due there-under within ten days of the termination date, and indemnification of the individual with respect to certain matters associated with their employment by Dura. In the event of a change of control, the benefit to be received by certain key officers and directors from existing agreements and the Agreements noted above is currently approximately $22.0 million as of December 31, 2004. "Change of control" is defined as the accumulation by any person, entity or group of affiliated entities meeting certain levels of voting power of Dura's voting stock or the occurrence of certain other specified events, as defined in the Agreements.

15.  INCOME TAXES

     The effective income tax rates for the second quarter and first six months of 2005 differs from the U.S. federal statutory rate primarily as a result of lower foreign tax rates, the effects of state taxes and the provision of a valuation allowances on certain losses in foreign jurisdictions.

American Jobs Creation Act of 2004

     In October 2004, the American Jobs Creation Act of 2004 ("the Act") was signed into law. The Act creates a temporary incentive for U.S. corporations to repatriate earnings from foreign subsidiaries by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations to the extent the dividends exceed a base amount and are invested in the United States pursuant to a domestic reinvestment plan. The temporary incentive is available to Dura in 2005.

     The deduction is subject to a number of limitations and the U.S Treasury Department is still in the process of providing clarifying guidance on key elements of the repatriation provision. On July 21 identical Bills were introduced in the House and the Senate to make retroactive technical corrections to the Act including technical corrections to the repatriation provision. Dura continues to evaluate the repatriation provision including the guidance that has been issued to date and the associated tax, treasury, legal and business considerations. Dura expects to complete its evaluation of the potential dividends it may transact under the repatriation provision, if any, by the end of the third quarter 2005.

16.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

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

16.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JULY 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                             DURA                     NON-
                                           OPERATING   GUARANTOR    GUARANTOR
                                             CORP.     COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                          ----------   ---------   ----------   ------------   ------------
                 Assets

Current assets:
   Cash and cash equivalents              $   21,665   $   (481)   $   80,517   $        --     $  101,701
   Accounts receivable, net                   47,564    109,270       188,318            --        345,152
   Inventories                                10,644     51,910        70,251            --        132,805
   Other current assets                       22,447     16,054        65,261            --        103,762
   Due from affiliates                       190,011     39,221         8,527      (237,759)            --
                                          ----------   --------    ----------   -----------     ----------
      Total current assets                   292,331    215,974       412,874      (237,759)       683,420
                                          ----------   --------    ----------   -----------     ----------
Property, plant and equipment, net            53,110    111,189       283,549            --        447,848
Investment in subsidiaries                   808,795     28,799       188,289    (1,025,883)            --
Notes receivable from affiliates             409,609    382,508        22,439      (814,556)            --
Goodwill, net                                380,907    128,773       356,806            --        866,486
Noncurrent portion of derivative
   instruments                                 1,422         --            --            --          1,422
Other assets, net                             69,962      8,465        20,550            --         98,977
                                          ----------   --------    ----------   -----------     ----------
      Total Assets                        $2,016,136   $875,708    $1,284,507   $(2,078,198)    $2,098,153
                                          ==========   ========    ==========   ===========     ==========

     Liabilities and Stockholders'
               Investment

Current liabilities:
   Accounts payable                       $   41,414   $ 76,196    $  142,258   $        --     $  259,868
   Accrued liabilities                        45,612     19,914       104,877            --        170,403
   Current maturities of long-term debt           --         --         1,292            --          1,292
   Due to affiliates                          42,469    178,421        16,869      (237,759)            --
                                          ----------   --------    ----------   -----------     ----------
      Total current liabilities              129,495    274,531       265,296      (237,759)       431,563
                                          ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
   maturities                                150,000         --         4,833            --        154,833
Subordinated notes                           975,365         --            --            --        975,365
Mandatorily redeemable convertible
   trust preferred securities                 55,250         --            --            --         55,250
Senior notes - derivative instrument
   adjustment                                  1,422         --            --            --          1,422
Other noncurrent liabilities                  63,328      9,622        57,002            --        129,952
Notes payable to affiliates                  379,948    157,820       276,788      (814,556)            --
                                          ----------   --------    ----------   -----------     ----------
      Total liabilities                    1,754,808    441,973       603,919    (1,052,315)     1,748,385
                                          ----------   --------    ----------   -----------     ----------
Stockholders' investment                     273,678    433,735       573,537    (1,025,883)       255,067
Cumulative translation adj.                  (12,350)        --       107,051            --         94,701
                                          ----------   --------    ----------   -----------     ----------
      Total Liabilities and
         Stockholders' Investment         $2,016,136   $875,708    $1,284,507   $(2,078,198)    $2,098,153
                                          ==========   ========    ==========   ===========     ==========

16.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                                  JULY 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                    NON-
                                                 OPERATING   GUARANTOR   GUARANTOR
                                                   CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ---------   ---------   ------------   ------------
Revenues                                         $ 74,157    $223,080    $333,988      $ (7,391)      $623,834
Cost of sales                                      69,180     183,718     299,971        (7,391)       545,478
                                                 --------    --------    --------      --------       --------
   Gross profit                                     4,977      39,362      34,017            --         78,356

Selling, general and administrative expenses       16,737       7,762      16,526            --         41,025
Facility consolidation, asset impairments and
   other charges                                      506         825       1,293            --          2,624
Amortization expense                                   55          45           4            --            104
                                                 --------    --------    --------      --------       --------
   Operating income                               (12,321)     30,730      16,194            --         34,603

Interest expense (income), net                     22,742        (184)      2,349            --         24,907
Loss on early extinguishment of debt                3,349          --          --            --          3,349
                                                 --------    --------    --------      --------       --------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                           (38,412)     30,914      13,845            --          6,347

Provision (benefit) for income taxes              (28,041)     21,461       9,971            --          3,391
Equity in (earnings) losses of affiliates, net    (11,976)         --      (4,635)       16,611             --
Dividends (to) from affiliates                     (1,354)         --          --         1,354             --
                                                 --------    --------    --------      --------       --------
   Income from continuing operations                2,959       9,453       8,509       (17,965)         2,956

Income from discontinued operations                    --          --           3            --              3
                                                 --------    --------    --------      --------       --------
   Net income (loss)                             $  2,959    $  9,453    $  8,512      $(17,965)      $  2,959
                                                 ========    ========    ========      ========       ========

16.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
    CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED
                                  JULY 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                    NON-
                                                 OPERATING   GUARANTOR   GUARANTOR
                                                   CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ---------   ---------   ------------   ------------
Revenues                                         $149,379     $447,470   $661,288      $(14,324)     $1,243,813
Cost of sales                                     142,017      385,531    591,652       (14,324)      1,104,876
                                                 --------     --------   --------      --------      ----------
   Gross profit                                     7,362       61,939     69,636            --         138,937

Selling, general and administrative expenses       34,107       15,500     33,591            --          83,198
Facility consolidation, asset impairments and
   other charges                                    1,358        1,834      1,098            --           4,290
Amortization expense                                  111           91         14            --             216
                                                 --------     --------   --------      --------      ----------
   Operating income                               (28,214)      44,514     34,933            --          51,233

Interest expense (income), net                     43,371        1,564      4,942            --          49,877
Loss on early extinguishment of debt                3,349           --         --            --           3,349
                                                 --------     --------   --------      --------      ----------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                           (74,934)      42,950     29,991            --          (1,993)

Provision (benefit) for income taxes              (43,286)      26,969     16,091            --            (226)
Equity in (earnings) losses of affiliates, net    (26,739)          --     (5,242)       31,981              --
Dividends (to) from affiliates                     (3,036)          --         --         3,036              --
                                                 --------     --------   --------      --------      ----------
   Income from continuing operations               (1,873)      15,981     19,142       (35,017)         (1,767)

Loss from discontinued operations                      --           --       (106)           --            (106)
                                                 --------     --------   --------      --------      ----------
   Net income (loss)                             $ (1,873)    $ 15,981   $ 19,036      $(35,017)     $   (1,873)
                                                 ========     ========   ========      ========      ==========

16.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
    CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                  JULY 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                               DURA                    NON-
                                                            OPERATING   GUARANTOR   GUARANTOR
                                                              CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                            ---------   ---------   ---------   ------------   ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations                    $  (1,873)  $ 15,982    $  19,141     $(35,017)     $  (1,767)
Adjustments to reconcile income (loss) from continuing
   operations to net cash provided by operating
   activities:
   Depreciation and amortization                                4,506     10,342       26,860           --         41,708
   Amortization of deferred financing fees                      5,266                                               5,266
   Deferred income taxes                                      (11,632)    14,573       (1,075)          --          1,866
   Equity in earnings of affiliates and minority interest     (26,739)        --       (5,242)      31,981             --
   Changes in other operating items                             3,030    (17,312)     (92,872)          --       (107,154)
                                                            ---------   --------    ---------     --------      ---------
   Net cash (used in) provided by operating activities        (27,442)    23,585      (53,188)      (3,036)       (60,081)
                                                            ---------   --------    ---------     --------      ---------

INVESTING ACTIVITIES:
Acquisitions, net                                                  --         --           --           --             --
Capital expenditures, net                                      (6,306)    (6,607)     (14,691)          --        (27,604)
                                                            ---------   --------    ---------     --------      ---------
   Net cash used in investing activities                       (6,306)    (6,607)     (14,691)          --        (27,604)
                                                            ---------   --------    ---------     --------      ---------

FINANCING ACTIVITIES:
Long-term borrowings                                          150,001         --           (7)          --        149,994
Repayments of long-term borrowings                           (146,250)        (3)        (693)          --       (146,946)
Purchase of treasury shares and other                             594                                                 594
Debt financing (to) from affiliates                            69,649    (15,123)     (54,526)          --             --
Proceeds from issuance of common stock and exercise of
   stock options                                                  444         --           --           --            444
Debt issuance costs                                            (7,001)                     --                      (7,001)
Deferred gain on termination of interest rate swap             11,374                                              11,374
Dividends paid                                                     --     (3,959)         923        3,036             --
                                                            ---------   --------    ---------     --------      ---------
   Net cash provided by (used in) financing activities         78,811    (19,085)     (54,303)       3,036          8,459

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                            (14,968)        --        4,433           --        (10,535)
                                                            ---------   --------    ---------     --------      ---------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS                      30,095     (2,107)    (117,749)          --        (89,761)

NET OPERATING CASH FLOW USED IN
   DISCONTINUED OPERATIONS                                         --         --         (106)          --           (106)

CASH AND CASH EQUIVALENTS:
Beginning of period                                             2,944      1,626      186,998           --        191,568
                                                            ---------   --------    ---------     --------      ---------
End of period                                               $  33,039   $   (481)   $  69,143     $     --      $ 101,701
                                                            =========   ========    =========     ========      =========

16.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                                        DURA                     NON-
                                                      OPERATING   GUARANTOR    GUARANTOR
                                                        CORP.     COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                     ----------   ---------   ----------   ------------   ------------
                      Assets
Current assets:
   Cash and cash equivalents                         $    2,944    $  1,626   $  186,998   $        --     $  191,568
   Accounts receivable, net                              27,455      82,504      163,997            --        273,956
   Inventories                                           12,735      60,326       76,773            --        149,834
   Current portion of derivative instruments              7,746          --           --            --          7,746
   Other current assets                                  14,485      19,868       57,663            --         92,016
   Due from affiliates                                  181,728      39,261        7,599      (228,588)            --
                                                     ----------    --------   ----------   -----------     ----------
      Total current assets                              247,093     203,585      493,030      (228,588)       715,120
                                                     ----------    --------   ----------   -----------     ----------
Property, plant and equipment, net                       52,560     115,582      318,964            --        487,106
Investment in subsidiaries                              761,450      28,799       74,338      (864,587)            --
Notes receivable from affiliates                        384,563     235,563       26,188      (646,314)            --
Goodwill, net                                           380,907     128,773      393,904            --        903,584
Noncurrent portion of derivative instruments             10,601          --           --            --         10,601
Other assets, net                                        61,918      15,668       29,924            --        107,510
                                                     ----------    --------   ----------   -----------     ----------
      Total Assets                                   $1,899,092    $727,970   $1,336,348   $(1,739,489)    $2,223,921
                                                     ==========    ========   ==========   ===========     ==========

          Liabilities and Stockholders'
                    Investment
Current liabilities:
   Accounts payable                                  $   45,103    $ 70,663   $  154,575   $        --     $  270,341
   Accrued liabilities                                   57,888      22,412      106,954            --        187,254
   Current maturities of long-term debt                   1,500           3        1,465            --          2,968
   Due to affiliates                                     41,586     150,935       36,067      (228,588)            --
                                                     ----------    --------   ----------   -----------     ----------
      Total current liabilities                         146,077     244,013      299,061      (228,588)       460,563
                                                     ----------    --------   ----------   -----------     ----------
Long-term debt, net of current maturities               144,750           3        6,145            --        150,898
Senior notes                                            400,000          --           --            --        400,000
Subordinated notes                                      589,469          --           --            --        589,469
Mandatorily redeemable convertible trust preferred
   securities                                            55,250                                                55,250
Senior notes - derivative instrument adjustment          18,347          --           --            --         18,347
Other noncurrent liabilities                             57,083      18,450       66,370            --        141,903
Notes payable to affiliates                             236,752     158,282      251,280      (646,314)            --
                                                     ----------    --------   ----------   -----------     ----------
      Total liabilities                               1,647,728     420,748      622,856      (874,902)     1,816,430
                                                     ----------    --------   ----------   -----------     ----------
Stockholders' investment                                263,392     307,222      549,875      (864,587)       255,902
Cumulative translation adjustment                       (12,028)         --      163,617            --        151,589
                                                     ----------    --------   ----------   -----------     ----------
      Total Liabilities and
         Stockholders' Investment                    $1,899,092    $727,970   $1,336,348   $(1,739,489)    $2,223,921
                                                     ==========    ========   ==========   ===========     ==========

16.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED JUNE 27, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                 DURA                    NON-
                                              OPERATING   GUARANTOR   GUARANTOR
                                                CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                              ---------   ---------   ---------   ------------   ------------
Revenues                                      $ 87,360     $262,366   $322,759      $(13,670)      $658,815
Cost of sales                                   80,704      226,895    288,203       (13,670)       582,132
                                              --------     --------   --------      --------       --------
   Gross profit                                  6,656       35,471     34,556            --         76,683

Selling, general and administrative
   expenses                                     15,600        7,764     16,452            --         39,816
Facility consolidation, asset impairments and
   other charges                                    40       10,091      1,447            --         11,578
Amortization expense                                59           46         10            --            115
                                              --------     --------   --------      --------       --------
   Operating income (loss)                      (9,043)      17,570     16,647            --         25,174

Interest expense (income), net                  17,820        1,194      2,525            --         21,539
                                              --------     --------   --------      --------       --------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                        (26,863)      16,376     14,122            --          3,635

Provision (benefit) for income taxes            (4,398)       2,241      2,464            --            307
Equity in earnings of affiliates, net          (24,613)          --     (1,083)       25,696             --
Dividends from affiliates                       (1,192)          --         --         1,192             --
                                              --------     --------   --------      --------       --------
   Income (loss) from continuing operations      3,340       14,135     12,741       (26,888)         3,328

Loss from discontinued operations                   --           --         12            --             12
                                              --------     --------   --------      --------       --------
      Net income (loss)                       $  3,340     $ 14,135   $ 12,753      $(26,888)      $  3,340
                                              ========     ========   ========      ========       ========

16.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                         SIX MONTHS ENDED JUNE 27, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                 DURA                    NON-
                                              OPERATING   GUARANTOR   GUARANTOR
                                                CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                              ---------   ---------   ---------   ------------   ------------
Revenues                                      $170,653    $508,636    $641,217      $(27,128)     $1,293,378
Cost of sales                                  156,708     436,403     574,047       (27,128)      1,140,030
                                              --------    --------    --------      --------      ----------
   Gross profit                                 13,945      72,233      67,170            --         153,348

Selling, general and administrative
   expenses                                     31,788      15,583      31,356            --          78,727
Facility consolidation, asset impairments and
   other charges                                    40      11,173       1,813            --          13,026
Amortization expense                               119          91          21            --             231
                                              --------    --------    --------      --------      ----------
   Operating income (loss)                     (18,002)     45,386      33,980            --          61,364

Interest expense (income), net                  35,112       2,351       5,325            --          42,788
                                              --------    --------    --------      --------      ----------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                        (53,114)     43,035      28,655            --          18,576

Provision (benefit) for income taxes           (11,679)     10,193       6,873            --           5,387
Equity in earnings of affiliates, net          (51,419)         --      (1,313)       52,732              --
Dividends from affiliates                       (2,524)         --          --         2,524              --
                                              --------    --------    --------      --------      ----------
   Income (loss) from continuing operations     12,508      32,842      23,095       (55,256)         13,189

Loss from discontinued operations                   --          --        (681)           --            (681)
                                              --------    --------    --------      --------      ----------
      Net income (loss)                       $ 12,508    $ 32,842    $ 22,414      $(55,256)     $   12,508
                                              ========    ========    ========      ========      ==========

16.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
    CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
                                  JUNE 27, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                 DURA                    NON-
                                              OPERATING   GUARANTOR   GUARANTOR
                                                CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                              ---------   ---------   ---------   ------------   ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations      $ 12,508    $ 32,842    $ 23,095      $(55,256)      $ 13,189
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by operating activities:
   Depreciation and amortization                 4,642      11,423      27,373            --         43,438
   Amortization of deferred financing fees       1,740                                                1,740
   Deferred income taxes                            --          --        (106)           --           (106)
   Equity in earnings of affiliates and
      minority interest                        (51,420)         --      (1,313)       52,733             --
   Changes in other operating items             55,418      (7,092)    (97,461)           --        (49,135)
                                              --------    --------    --------      --------       --------
   Net cash provided by (used in) operating
      activities                                22,888      37,173     (48,412)       (2,523)         9,126
                                              --------    --------    --------      --------       --------

INVESTING ACTIVITIES:
Acquisitions, net                                   --      (1,846)    (11,481)           --        (13,327)
Capital expenditures, net                       (2,729)     (5,878)    (20,696)           --        (29,303)
                                              --------    --------    --------      --------       --------
    Net cash used in investing activities       (2,729)     (7,724)    (32,177)           --        (42,630)
                                              --------    --------    --------      --------       --------

FINANCING ACTIVITIES:
Long-term borrowings                                --          --         568            --            568
Repayments of long-term borrowings              (7,772)        (19)     (9,594)           --        (17,385)
Purchase of treasury shares and other              (87)                                                 (87)
Debt financing (to) from affiliates            (21,801)    (27,151)     48,952            --             --
Proceeds from issuance of common stock
   and exercise of stock options                 1,613          --          --            --          1,613
Other, net                                      (4,927)         --       4,538            --           (389)
Dividends paid                                      --      (2,523)         --         2,523             --
                                              --------    --------    --------      --------       --------
   Net cash (used in) provided by financing
      activities                               (32,974)    (29,693)     44,464         2,523        (15,680)

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                              (4,117)         --       7,158            --          3,041
                                              --------    --------    --------      --------       --------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                  (16,932)       (244)    (28,967)           --        (46,143)

NET OPERATING CASH FLOW USED IN
   DISCONTINUED OPERATIONS                          --          --        (681)           --           (681)

CASH AND CASH EQUIVALENTS:
Beginning of period                             32,216       1,126     147,926            --        181,268
                                              --------    --------    --------      --------       --------
End of period                                 $ 15,284    $    882    $118,278      $     --       $134,444
                                              ========    ========    ========      ========       ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Dura's results of operations were impacted by several global economic factors during the quarter ended July 3, 2005. Worldwide vehicle production declines impacted revenue for the second quarter and first six months of 2005 compared with 2004 related periods. North American vehicle production declined approximately 1.8 percent in the second quarter from that in 2004's second quarter, while vehicle production remained consistent in Europe. Approximately 56 percent of Dura's 2005 second quarter total revenues were generated in North America, compared to 60 percent in 2004's second quarter. Dura's production costs are higher in Europe as compared to North America; thus, our future profitability could be impacted as volumes change and /or as new business awards change geographically for us. Dura is taking numerous actions to improve its cost structure, including various restructuring activities and plant consolidations. Similar actions will continue throughout the remainder of 2005 as Dura works to maximize its worldwide facility and asset utilization. The cost of raw materials negatively impacted Dura's results from operations for the first six months of 2005 and the full year 2004. Dura has been able to partially offset these costs through actions taken internally and with its supplier and customer base. Dura is seeing a current easing in steel pricing from prior year's levels and expects it to remain at the lower cost level through the remainder of 2005. Variances in raw material pricing impacts our operations to the extent we receive or give pricing adjustments from or to our major customers.

     Dura's significant Euro denominated operations were favorably impacted by the Euro strengthening against the Dollar in the first six months of 2005. This favorable exchange rate change resulted in a $20.2 million increase in Dura's second quarter 2005 revenue as compared to the same period last year. Subsequent to July 3, 2005, the Euro's value against the Dollar has declined. If this trend continues throughout the remainder of 2005, we expect our revenues and results of operations to be impacted accordingly. The strength of the Euro also significantly impacted our consolidated debt levels at July 3, 2005. At July 3, 2005, approximately $127.1 million of Dura's debt is denominated in Euro or other foreign currencies.

RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     Revenues - Revenues for the three months ended July 3, 2005 were $623.8 million, a decrease of $35.0 million, or 5.3 percent, from $658.8 million for the three months ended June 27, 2004. Revenues for the six months ended July 3, 2005 were $1,243.8 million, a decrease of $49.6 million, or 3.8 percent, from $1,293.4 million for the six months ended June 27, 2004. Reduced worldwide vehicle production volume, primarily in North America, and product platform mix changes were the major causes of reduced revenues in 2005. This reduction was offset moderately by the strengthening of the Euro and partial steel price recovery.

     Cost of Sales - Cost of sales for the three months ended July 3, 2005 were $545.5 million, a decrease of $36.7 million, or 6.3 percent, from $582.1 million for the three months ended June 27, 2004. Cost of sales as a percentage of revenues for the second quarter of 2005 was 88.8 percent (before the favorable impact of the resolution of an environmental issue), which is comparable to the
88.4 percent in the second quarter of 2004. Cost of sales for the six months ended July 3, 2005 was $1,104.9 million, a decrease of $35.2 million, or 3.1 percent, from $1,140.0 million for the six months ended June 27, 2004. Cost of sales as a percentage of revenues for the first six months of 2005 increased to
89.5 percent (before the favorable impact of the resolution of an environmental issue) compared to 88.1 percent in the first six months of 2004. These minor increases in percentage of sales are mainly attributable to lower production volumes impacting fixed cost absorption. Both the second quarter and first six months of 2005 cost of sales were favorably impacted by an $8.2 million resolution of an environmental issue.

     Effective June 30, 2005, Dura was released from a potential environmental exposure relating to a former manufacturing facility whose lease expired on that date. Accordingly, we reversed the remaining environmental exposure accrual to cost of sales resulting in a favorable $8.2 million impact for the quarter and the six months ended July 3, 2005.

     Selling, General, and Administrative - Selling, general, and administrative expenses for 2005's second quarter were $41.0 million, an increase of $1.2 million, or 3.0 percent, from the $39.8 million for the same period last year. As a percentage of revenue, selling, general and administrative expenses increased to 6.6 percent for 2005 compared to 6.0 percent in 2004. Selling, general, and administrative expenses for the six months ended July 3, 2005 were $83.2 million, an increase of $4.5 million, or 5.7%, from $78.7 million for the six months ended June 27, 2004. As a percentage of revenue, selling, general and administrative expenses increased to 6.7% for 2005 compared to 6.1% in the first six months of 2004. The increase is primarily due to investment in prototypes and related engineering development costs supporting new programs. Dura's goal continues to be to consolidate certain selling, general and administrative functions and streamlining of others resulting in lower future costs.

Facility Consolidation, Asset Impairments, and Other Charges -

Facility Consolidation

     As a part of Dura's ongoing cost reduction and capacity utilization efforts, Dura has taken numerous actions to improve its cost structure. These costs are reflected as facility consolidation and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146").

     During the second quarter of 2005, in order to improve capacity utilization, Dura announced a plan to streamline a German manufacturing operation that is expected to result in a 170-employee reduction. This action resulted in a restructuring charge of $0.5 million, relating primarily to severance. In addition, Dura expensed approximately $0.1 million of severance during the quarter, related to this action. Dura expects to incur $4.4 million in additional severance costs through December 31, 2005.

     During the first quarter of 2005, Dura announced a plan to migrate to one enterprise resource planning system and centralize many of its functional operations to better align with current business levels. These actions are anticipated to result in the reduction of approximately 400 employees worldwide of which approximately one-half have been completed. Dura has accrued approximately $3.2 million in severance related to these actions. Of this amount $0.9 million is related to restructuring and charged to facility consolidation. Costs incurred and charged to the restructuring reserve as of July 3, 2005 amounted to $0.5 million. Dura expects to incur additional restructuring charges related to these actions of approximately $1.7 million in severance costs and intends to be substantially completed by December 31, 2006.

     During the fourth quarter of 2004, Dura closed its Bondoufle, France sales and engineering facility and relocated to Velizy, France, which is located near its French OEM customers. This action resulted in a restructuring charge of $0.3 million related to facility closure and other costs. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $0.2 million in facility closure costs.

     During the second quarter of 2004, in order to improve capacity utilization, Dura announced a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action resulted in a restructuring charge of $1.5 million and $2.5 million in the second and third quarters of 2004, respectively, relating primarily to severance, which completed the facility consolidation charges to be incurred related to this action. Additionally, there was a $0.2 million adjustment to decrease the reserve in the fourth quarter of 2004. Continuing these actions in 2005, Dura adjusted the reserve down by $0.3 million during the first quarter and made an additional accrual of $0.1 million in the second quarter of 2005. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $3.4 million in severance related costs. In addition, during the second quarter of 2004, Dura announced a plan to exit two manufacturing facilities in Rockford, Illinois and combine the business with other Dura operations. Dura also announced the relocation of its Atwood Mobile Products division headquarters from Rockford, Illinois to Elkhart, Indiana. These actions resulted in a restructuring charge of $1.7 million, $1.2 million, and $0.8 million in the second, third and fourth quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.3 million and $1.8 million of facility closure and other costs in the third quarter and fourth quarters of 2004, of which $0.2 million is related to asset impairments. These actions continued during 2005 with an additional restructuring charge of $0.8 million and $0.1 million in the first and second quarters, respectively, of which $0.7 million is related to severance and $0.2 million is related to facility closure and other costs. Dura also expensed as incurred $0.3 million and $0.1 million of facility closure and other costs in the first and second quarters of 2005, respectively, which included asset impairment charges of $0.1 million. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $3.9 million in severance related costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Rockford facility.

     During the first quarter of 2004, in order to improve capacity utilization, Dura announced a plan to exit its Brookfield, Missouri facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.1 million, $0.4 million, $0.2 million and $0.2 million in the first, second, third and fourth quarters of 2004, respectively, relating primarily to severance. Dura also expensed as incurred approximately $0.1 million of facility closure and other costs in each of the second, third and fourth quarters of 2004. Continuing these actions in 2005, Dura had an additional restructuring charge of $0.2 million in the second quarter and expensed as incurred approximately $0.1 million of facility closure and other costs in the first quarter. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $0.9 million in severance related costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Brookfield facility. In addition, during the first quarter of 2004, Dura announced a plan to exit its Pikeville, Tennessee facility and combine the business with other Dura operations. This action resulted in a restructuring charge of $0.4 million and $0.5 million in the first and second quarters of 2004, respectively, relating to severance. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $0.8 million in severance related costs. In continuation of these actions, Dura expensed as incurred approximately $0.1 million of facility closure and other costs in the second and third quarters of 2004, combined. Included in this charge is an additional $0.2 million related to fixed asset write-downs and a $0.2 million adjustment to reduce the facility consolidation charge in the third quarter. Dura does not expect to incur any additional restructuring charges related to the exit of the Pikeville facility.

     During the second quarter of 2003, Dura announced a plan to exit its Fulton, Kentucky facility. This action resulted in a second quarter 2003 restructuring charge of $1.5 million, including severance of $0.3 million and facility closure and other costs of $1.2 million. In continuation of these actions during 2003, Dura recorded $1.3 million of additional restructuring charges, including severance of $1.2 million and facility closure and other costs of $0.1 million. Dura also expensed as incurred approximately $2.5 million and $3.4 million of certain facility closure and other costs incurred during the third and fourth quarters of 2003, respectively. During 2004, Dura continued such actions and recorded $0.2 million and $0.4 million in the first and third quarters, respectively, of additional restructuring charges for severance related costs. Dura also expensed as incurred $0.1 million, $0.2 million, and $0.1 million in the first, second and fourth quarters of 2004, respectively, related to severance costs and $0.2 million of facility closure and other costs in the first quarter of 2004. Costs incurred and charged to the reserve as of July 3, 2005 amounted to $2.0 million in severance related costs and $1.4 million in facility closure and other costs. Dura does not expect to incur any additional restructuring charges related to the exit of the Fulton facility.

Asset Impairments

     For the quarters ended July 3, 2005 and June 27, 2004, Dura recorded $1.1 million and $6.7 million, respectively, of asset impairment charges related to prior facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the condensed consolidated statements of operations and were accounted for in accordance with SFAS No. 144.

     Interest Expense - Interest expense for the second quarter of 2005 was $24.9 million, an increase of $3.4 million, or 15.6% from $21.5 million in 2004's second quarter. Interest expense for the six months ended July 3, 2005 was $49.9 million, an increase of $7.1 million, or 16.6%, from $42.8 million for the six months ended June 27, 2004. The increases resulted from increased borrowings and increased interest rates.

     Loss on early extinguishment of debt - The loss for the quarter ended
July 3, 2005 represents the write-off of debt issuance costs in connection with the termination of Dura's 2003 Credit Agreement.

     Income Taxes - The effective income tax rates for the second quarter and first six months of 2005 differs from the U.S. federal statutory rate primarily as a result of lower foreign tax rates, the effects of state taxes and the provision of a valuation allowances on certain losses in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 2005, Dura used cash from operations of $60.1 million, compared to generating cash from operations of $9.1 million in 2004. Cash generated from operations before changes in working capital items was $47.1 million for the first six months of 2005 a decrease from the $58.2 million for 2004 as a result of lower net income. Working capital used cash of $107.2 million in the first six months of 2005 compared to $49.1 million in 2004. The increase cash usage for working capital resulted primarily from increased accounts receivable including the termination of a major customers accelerated payment program.

     Net cash used in investing activities was $27.6 million for the first six months of 2005 compared to $42.6 million used in 2004. In the first six months of 2004, $13.3 million was used for acquisitions, $12.6 million was used for the final purchase option for the Reiche acquisition, and $0.7 million was used for a purchase price adjustment for the Creation Group acquisition. No acquisitions were conducted in the first six months of 2005. Net capital expenditures totaled $27.6 million for the first six months of 2005, which is line with 2004's $29.3 million. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs.

     Net cash generated in financing activities totaled $8.5 million for the first six months of 2005 compared to $15.7 million cash used in 2004. $11.4 million of this cash source represents the cash proceeds of the deferred gain on termination of interest rate swaps.

     In February 2005, Dura amended its 2003 Credit Agreement to, among other things, adjust the total leverage, senior leverage and interest coverage ratios that it was required to maintain over the next six quarters beginning April 3, 2005. As part of that amendment, Dura repaid $35.0 million of the tranche C term loan.

     In May 2005, Dura entered into new senior secured credit facilities with an aggregate borrowing capacity of approximately $325 million, consisting of a five-year $175 million asset-based revolving credit facility ("2005 Credit Agreement") and a six-year $150 million senior secured second lien term loan. Interest under these facilities is based on LIBOR. The senior secured second lien term loan is due and payable in its entirety in May 2011. Proceeds of $144.0 million, net of transaction costs for the new revolver and the senior secured second lien term loan were used to repay Dura's existing $111 million term loan C facility and general corporate purposes. The revolver is an asset-backed revolving credit facility, which is supported by a borrowing base that is calculated monthly. Availability under the revolver is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. On July 3, 2005, Dura's liquidity under the new senior secured credit facilities was $256.6 million. The revolver is secured by certain of Dura's U.S. and Canadian assets and a 65 percent pledge of the stock of Dura's foreign subsidiaries. The senior secured second lien term loan is secured by all of the U.S. assets and a 65 percent pledge of the stock of certain of Dura's foreign subsidiaries. In connection with the termination of Dura's 2003 Credit Agreement, Dura wrote-off debt issuance costs of approximately $3.3 million during the second quarter of 2005. At July 3, 2005, Dura had no borrowings outstanding under the revolving credit facility.

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

     Dura is limited as to its ability to declare or make certain dividend payments or other distributions of assets under its 2005 Credit Agreement, Senior Notes and Subordinated Notes. Certain distributions relating to items such as a company stock purchase program, tax sharing arrangements, as required under Dura's Preferred Securities, are permitted.

     Dura also utilizes uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. At July 3, 2005, Dura had overdraft facilities available from banks of approximately $24.7 million, of which, it had no borrowings outstanding.

     Included in interest expense, net, in the consolidated statements of operations is approximately $0.6 million and $0.7 million of interest income earned on Dura's cash balances in the quarters ended July 3, 2005 and June 27, 2004, respectively and $1.3 million and $1.2 million for the six months ended July 3, 2005 and June 27, 2004, respectively.

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

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of Dura's revenues during the three and six months ended July 3, 2005 were derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of Dura's operations in these countries are principally measured in their respective currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

     Dura's significant Euro denominated operations were favorably impacted by the Euro strengthening against the Dollar in the first six months of 2005. This favorable exchange rate change resulted in a $20.2 million increase in Dura's second quarter 2005 revenue as compared to the same period last year. Subsequent to July 3, 2005, the Euro's value against the Dollar has declined. If this trend continues throughout the remainder of 2005, we expect our revenues and results of operations to be impacted accordingly. The strength of the Euro also significantly impacted our consolidated debt levels at July 3, 2005. At July 3, 2005, approximately $127.1 million of Dura's debt is denominated in Euro or other foreign currencies.

     A significant portion of Dura's assets at July 3, 2005 are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, Dura's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

     Dura's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currencies and Dura may, from time to time, engage in hedging programs intended to reduce Dura's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

     The FASB revised SFAS No. 123 in December 2004 and issued SFAS No.
123(R). This Statement supercedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123R requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the SEC delayed the effective date of SFAS No. 123R to fiscal years beginning after June 15, 2005. As a result, Dura is required to adopt SFAS No. 123R as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. Dura may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. Dura is in the process of determining which method of adoption it will elect. See Note 3 for SFAS No. 123 required disclosures and the estimated impact of adoption of SFAS 123R if this SFAS had been adopted as of the beginning of the periods presented.

     The Emerging Issues Task Force ("EITF") has recently released EITF Issue No. 05-05, "Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeir Early Retirement Arrangements)". Altersteilzeir (ATZ) in Germany is an early retirement program designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. EITF Issue 05-05 will require as of the beginning of 2006 for us, the accrual of special retirement benefits. We are currently reviewing the impact, if any, to the Company but do not believe it will be material.

     The FASB issued on July 15, 2005, for comment an exposure draft of a proposal interpretation to SFAS 109 on the accounting for uncertain tax positions that seeks to reduce widespread diversity in accounting for income taxes. The exposure draft requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The proposed effective date for this interpretation is as of the end of the first fiscal year ending after December 15, 2005. We are currently reviewing the impact of this proposed interpretation for the impact to our recording of deferred tax assets. While still under review, we believe any material tax position we have taken will meet the "probable recognition threshold."

FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intends", and similar expressions, as they relate to Dura, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of Dura's management as well as on assumptions made by and information currently available to Dura at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside the control of Dura, such as risks relating to: (i) the degree to which Dura is leveraged; (ii) Dura's reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) Dura's ability to continue to implement its acquisition consolidation and cost reduction strategies; and (vii) the highly competitive nature of the automotive supply industry. All subsequent written and oral forward-looking statements attributable to Dura or persons acting on behalf of Dura are expressly qualified in their entirety by such cautionary statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At July 3, 2005, Dura had outstanding interest rate swap contracts that effectively converted $400.0 million of its Senior Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, Dura receives payments at a fixed rate (8.625 percent), while it makes payments at variable rates (7.38 percent at July 3, 2005). The net interest paid or received is included in interest expense. Dura designated these swap contracts as fair value hedges at their inception. At July 3, 2005, the fair value of the interest rate swap contracts was a net gain position for Dura of approximately $1.4 million, representing the estimated benefit that would accrue to Dura to terminate the agreements, and is included in noncurrent assets with a corresponding increase to debt in the accompanying consolidated July 3, 2005 balance sheet.

     From time to time, Dura also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. There were no contracts outstanding at July 3, 2005.

     There have been no other material changes to our exposures to market risk since July 3, 2005.

ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of July 3, 2005, an evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED JULY 3, 2005

     There were no significant changes in our internal control over financial reporting that occurred during the Company's quarter ended July 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders:

     The Annual Meeting of Stockholders of Dura Automotive Systems, Inc. was held on May 18, 2005. At the meeting, the following matters were submitted to a vote of the stockholders of Dura:

     1. The election of nine directors to serve for one year beginning at the 2005 annual stockholders' meeting and expiring at the 2006 annual stockholders' meeting. Each of the nominees: Scott D. Rued, Lawrence
          A. Denton, Nick G. Preda, Yousif B. Ghafari, Jack K. Edwards, James O. Futterknecht, Jr., Ralph R. Whitney, Jr., J. Richard Jones, and Walter
          P. Czarnecki were elected. Each of the individuals nominated to serve as a director received at least 13,604,008 votes representing 78% of the shares eligible to vote.

     2. The ratification of the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm. We received 17,343,776 votes representing 99% in favor of the ratification for the appointment of Deloitte & Touche LLP to serve as the Company's independent public accountants for 2005.

Item 6. Exhibits and Reports on Form 8-K:

     (a)  Exhibits

          10.1   Fifth Amendment and Restated Credit Agreement & Amended and
                 Restated Pledge and Security Agreement dated May 3, 2005

          10.2   Second Lien $150,000,000 Credit Agreement & Pledge and Security
                 Agreement dated May 3, 2005

          10.3   Intercreditor Agreement dated May 3, 2005

          31.1   Certification by Lawrence A. Denton, President, Chief Executive
                 Officer and Director

          31.2   Certification by Keith R. Marchiando, Vice President and Chief
                 Financial Officer

          32.1   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

     During the three months ended July 3, 2005 for which this report is filed, Dura Automotive Systems, Inc. filed the following reports on Form 8-K:

          March 31, 2005, Form 8-K reporting under "Item 8.01 Other Events" disclosing the new senior secured credit facilities with an aggregate borrowing capacity of approximately $290 million.

          April 18, 2005, Form 8-K reporting under "Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers" disclosing the appointment of Walter P. Czarnecki and Nick G. Preda to the company's board of directors.

          April 28, 2005, Form 8-K reporting under "Item 2.02 Results of Operations and Financial Condition" disclosing earnings for the three months ended April 3, 2005.

          April 29, 2005, Form 8-K reporting under "Item 1.01 Entry into a Material Definitive Agreement" disclosing the entrance of David Bovee into the 2003 Supplemental Executive Retirement Plan Change of Control Agreement and to amend his existing stock option agreements to extend the period within which the options may be exercised.

          May 3, 2005, Form 8-K reporting under "Item 1.01 Entry into a Material Definitive Agreement" disclosing the entrance into a senior revolving credit facility and Second Lien Agreement.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DURA AUTOMOTIVE SYSTEMS, INC.


Date: August 11, 2005                  By /s/ Keith R. Marchiando
                                         ---------------------------------------
                                         Keith R. Marchiando
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)

                                  EXHIBIT INDEX

Exhibit 10.1   Fifth Amendment and Restated Credit Agreement & Amended and
               Restated Pledge and Security Agreement dated May 3, 2005

Exhibit 10.2   Second Lien $150,000,000 Credit Agreement & Pledge and Security
               Agreement dated May 3, 2005

Exhibit 10.3   Intercreditor Agreement dated May 3, 2005.

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