Form 10-Q/A
period 2005-07-03
DURA AUTOMOTIVE SYSTEMS INC
filed 2005-08-29
CIK 1016177

                                   FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment amends Item 6 (Exhibits and Reports on Form 8-K) of Part II to the Quarterly Report on Form 10-Q of Dura Automation Systems, Inc. for the quarter ended July 3, 2005 (the "Original Report") to file certain loan agreements inadvertently omitted in the previously filed Form 10-Q by Dura Automation Systems, Inc. with the Securities and Exchange Commission on August 12, 2005 (specifically Exhibit 10.1).

Except as described above, Dura Automation Systems, Inc has not modified or updated disclosures presented in the Original Report. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. This Form 10-Q/A should be read in conjunction with the Original Report.


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



                                     DURA AUTOMOTIVE SYSTEMS, INC.


Date: August 29, 2005                By /s/ Keith R. Marchiando
                                        ---------------------------------------
                                         Keith R. Marchiando
                                         Vice President, Chief Financial Officer
                                         (principal accounting and financial
                                         officer)

                                  EXHIBIT INDEX


Exhibit 10.1 Fifth Amendment and Restated Credit Agreement & Amended and Restated Pledge and Security Agreement dated May 3, 2005

Exhibit 10.2 Second Lien $150,000,000 Credit Agreement & Pledge and Security Agreement dated May 3, 2005*

Exhibit 10.3   Intercreditor Agreement dated May 3, 2005.*

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




* Previously filed.