Form 10-Q
period 2005-10-02
DURA AUTOMOTIVE SYSTEMS INC
filed 2005-11-14
CIK 1016177

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at November 1, 2005 was 18,774,948 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

   Item 1.   Financial Statements:

             Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended October 2, 2005 and October 3,
             2004 (unaudited)

             Condensed Consolidated Balance Sheets at October 2, 2005
             (unaudited) and December 31, 2004

             Condensed Consolidated Statements of Cash Flows for the Nine Months
             Ended October 2, 2005 and October 3, 2004 (unaudited)

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

SIGNATURES

CERTIFICATIONS

ITEM 1: FINANCIAL INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS-UNAUDITED)

                                                         Three Months Ended                   Nine Months Ended
                                                 ---------------------------------   ---------------------------------
                                                 October 2, 2005   October 3, 2004   October 2, 2005   October 3, 2004
                                                 ---------------   ---------------   ---------------   ---------------
Revenues                                             $535,922          $616,363         $1,779,735        $1,909,742
Cost of sales                                         484,717           552,459          1,589,594         1,692,490
                                                     --------          --------         ----------        ----------
      Gross profit                                     51,205            63,904            190,141           217,252

Selling, general and administrative expenses           35,843            38,606            119,041           117,333
Facility consolidation, asset impairments and
   other charges                                        1,860             5,061              6,150            18,087
Amortization expense                                      101               103                317               334
                                                     --------          --------         ----------        ----------
      Operating income                                 13,401            20,134             64,633            81,498

Interest expense, net                                  24,513            23,907             74,390            66,695
Loss on early extinguishment of debt                       --                --              3,349                --
                                                     --------          --------         ----------        ----------
      Income (loss) from continuing operations
         before provision for income taxes and
         minority interest                            (11,112)           (3,773)           (13,106)           14,803

Provision (benefit) for income taxes                   (4,638)           (1,094)            (4,864)            4,293
                                                     --------          --------         ----------        ----------
      Income (loss) from continuing operations
         and before minority interest                  (6,474)           (2,679)            (8,242)           10,510

Minority interests in income                             (110)               --               (110)               --
                                                     --------          --------         ----------        ----------
      Income (loss) from continuing operations         (6,584)           (2,679)            (8,352)           10,510

Loss from discontinued operations, net                     --               (18)              (106)             (699)
                                                     --------          --------         ----------        ----------
      Net income/(loss)                              $ (6,584)         $ (2,697)        $   (8,458)       $    9,811
                                                     ========          ========         ==========        ==========
Basic earnings (loss) per share:
   Income from continuing operations                 $  (0.35)         $  (0.15)        $    (0.45)       $     0.57
   Discontinued operations                                 --                --                 --             (0.04)
                                                     --------          --------         ----------        ----------
      Net income/(loss)                              $  (0.35)         $  (0.15)        $    (0.45)       $     0.53
                                                     ========          ========         ==========        ==========
Basic shares outstanding                               18,711            18,578             18,689            18,468
                                                     ========          ========         ==========        ==========

Diluted earnings (loss) per share:
   Income from continuing operations                 $  (0.35)         $  (0.15)        $    (0.45)       $     0.56
   Discontinued operations                                 --                --                 --             (0.04)
                                                     --------          --------         ----------        ----------
      Net income/(loss)                              $  (0.35)         $  (0.15)        $    (0.45)       $     0.52
                                                     ========          ========         ==========        ==========
Diluted shares outstanding                             18,711            18,578             18,689            18,881
                                                     ========          ========         ==========        ==========

   The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)

                                                October 2,   December 31,
                                                   2005          2004
                                               -----------   ------------
                                               (unaudited)
                   Assets
Current assets:
   Cash and cash equivalents                    $   93,670    $  191,568
   Accounts receivable, net                        356,809       273,956
   Inventories                                     136,836       149,834
   Current portion of derivative instruments            --         7,746
   Other current assets                            104,437        92,016
                                                ----------    ----------
      Total current assets                         691,752       715,120
                                                ----------    ----------

Property, plant and equipment, net                 448,373       487,106
Goodwill, net                                      865,424       903,584
Noncurrent portion of derivative instruments            --        10,601
Deferred income taxes and other assets, net        100,148       107,510
                                                ----------    ----------
                                                $2,105,697    $2,223,921
                                                ==========    ==========

  Liabilities and Stockholders' Investment

Current liabilities:
   Accounts payable                             $  256,739    $  270,341
   Accrued liabilities                             182,942       187,254
   Current maturities of long-term debt              1,294         2,968
                                                ----------    ----------
      Total current liabilities                    440,975       460,563
                                                ----------    ----------

Long-term debt, net of current maturities        1,123,360     1,158,714
Mandatorily redeemable convertible trust
   preferred securities                             55,250        55,250
Other noncurrent liabilities                       139,723       141,903

Stockholders' investment:
   Common stock - Class A                              187           186
   Additional paid-in capital                      352,148       351,571
   Treasury stock at cost                           (1,962)       (2,513)
   Accumulated deficit                            (101,800)      (93,342)
   Accumulated other comprehensive income           97,816       151,589
                                                ----------    ----------
      Total stockholders' investment               346,389       407,491
                                                ----------    ----------
                                                $2,105,697    $2,223,921
                                                ==========    ==========

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                          Nine Months Ended
                                                                  ---------------------------------
                                                                  October 2, 2005   October 3, 2004
                                                                  ---------------   ---------------
OPERATING ACTIVITIES:
   Income (loss) from continuing operations                          $  (8,352)        $ 10,510
   Adjustments to reconcile income from continuing
      operations to net cash provided by operating activities -
      Depreciation and amortization                                     61,779           64,758
      Deferred financing fees                                            6,270            2,648
      Deferred income taxes                                              1,169               (6)
      Equity in losses of affiliates and minority interest                 110               --
      Changes in other operating items                                (113,910)         (17,000)
                                                                     ---------         --------
      Net cash (used in) provided by operating activities              (52,934)          60,910
                                                                     ---------         --------

INVESTING ACTIVITIES:
   Acquisitions, net                                                        --          (13,327)
   Capital expenditures and other                                      (48,971)         (43,963)
                                                                     ---------         --------
      Net cash used in investing activities                            (48,971)         (57,290)
                                                                     ---------         --------

FINANCING ACTIVITIES:
   Long-term borrowings                                                150,000              568
   Repayments of long-term borrowings                                 (147,281)         (18,539)
   Debt issuance costs                                                  (7,348)              --
   Deferred gain on termination of interest rate swap                   11,374               --
   Proceeds from issuance of common stock and
   exercise of stock options                                               560            1,948
   Other, net                                                              (39)            (613)
                                                                     ---------         --------
      Net cash provided by (used in) financing activities                7,266          (16,636)
                                                                     ---------         --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                                 (3,153)           7,382
                                                                     ---------         --------

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                               (97,792)          (5,634)

NET OPERATING CASH FLOW USED IN
   DISCONTINUED OPERATIONS                                                (106)            (699)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                                 191,568          181,268
                                                                     ---------         --------
   End of period                                                     $  93,670         $174,935
                                                                     =========         ========
SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest, net of capitalized interest               $  49,184         $ 45,069
   Cash paid for income taxes                                        $  10,564         $  8,165

         The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     DURA Automotive Systems, Inc. (a Delaware Corporation) and subsidiaries ("DURA") ("Company") designs and manufactures components and systems for the global automotive and recreation and specialty vehicle industries. DURA has manufacturing and product development facilities located in the United States, Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom. DURA also has a presence in Japan and India through alliances or technical licenses.

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

     Revenues and operating results for the nine months ended October 2, 2005 are not necessarily indicative of the results to be expected for the full year.

     Certain 2004 amounts have been reclassified to conform to the 2005 presentation.

2.   INVENTORIES

     Inventories consisted of the following (in thousands):

                  October 2,   December 31,
                     2005          2004
                  ----------   ------------
Raw materials      $ 70,301      $ 71,881
Work-in-process      28,722        30,192
Finished goods       37,813        47,761
                   --------      --------
                   $136,836      $149,834
                   ========      ========

3.   STOCKHOLDERS' INVESTMENT

Earnings Per Share

     Basic earnings per share were computed by dividing net income by the weighted average number of Class A and Class B common shares outstanding during the period. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, the dilutive impact of the outstanding common stock options was computed using the Treasury Stock Method. The impact of the outstanding common stock options was antidilutive for the three months ended October 2, 2005 and October 3, 2004 and in the nine months ended October 2, 2005. The Mandatorily Redeemable Convertible Trust Preferred Securities dilution (convertible into 1,289,000 shares) was computed using the If-converted method. These Preferred Securities were antidilutive in the periods presented.

The computations of earnings (loss) per share for the presented periods are as follows: (in thousands, except per share amounts):

                                                       Three months ended        Nine months ended
                                                    -----------------------   -----------------------
                                                    October 2,   October 3,   October 2,   October 3,
                                                       2005         2004         2005         2004
                                                    ----------   ----------   ----------   ----------
Net income (loss) applicable to common
   stockholders - diluted                            $(6,584)     $(2,697)     $(8,458)     $ 9,811

Weighted average number of Class A
   common shares outstanding                          18,711       18,578       18,689       17,808
Weighted average number of Class B
   common shares outstanding                              --           --           --          660
                                                     -------      -------      -------      -------
                                                      18,711       18,578       18,689       18,468
Dilutive effect of outstanding stock options
   after application of the treasury stock method         --           --           --          413
Dilutive effect of mandatorily redeemable
   convertible preferred securities, assuming
   conversion                                             --           --           --           --
                                                     -------      -------      -------      -------
Diluted shares outstanding                            18,711       18,578       18,689       18,881
                                                     =======      =======      =======      =======

Basic earnings (loss) per share                      $ (0.35)     $ (0.15)     $ (0.45)     $  0.53
                                                     =======      =======      =======      =======

Diluted earnings (loss) per share                    $ (0.35)     $ (0.15)     $ (0.45)     $  0.52
                                                     =======      =======      =======      =======

     Potential diluted common shares of 195,558 and 139,118 relating to outstanding stock options were excluded from the computation of diluted loss per share for the three months ended October 2, 2005 and October 3, 2004, respectively, as inclusion would have been anti-dilutive. For the nine months ended October 2, 2005, 133,760 of potentially diluted shares were excluded from the computation for the same reason.

Stock-Based Compensation Plans

      DURA currently accounts for its stock-based compensation plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation cost has been recognized during the three and nine months ended October 2, 2005 and October 3, 2004. The exercise prices of all issued options are equal to the market value of DURA's stock on date granted. Had compensation cost for these plans been determined as required under SFAS No. 123(R), "Accounting for Stock-Based Compensation", DURA's pro forma net income and pro forma earnings per share would have been as follows (in thousands, except per share amounts):

                                       Three months ended        Nine months ended
                                    -----------------------   -----------------------
                                    October 2,   October 3,   October 2,   October 3,
                                       2005         2004         2005         2004
                                    ----------   ----------   ----------   ----------
Net income (loss)
   As Reported - Basic               $(6,584)     $(2,697)     $ (8,458)     $9,811
   Pro Forma                         $(7,528)     $(3,765)     $(11,085)     $6,950
   As Reported - Diluted             $(6,584)     $(2,697)     $ (8,458)     $9,811
   Pro Forma                         $(7,528)     $(3,765)     $(11,085)     $6,950
Basic earnings (loss) per share
   As Reported                       $ (0.35)     $ (0.15)     $  (0.45)     $ 0.53
   Pro Forma                         $ (0.40)     $ (0.20)     $  (0.59)     $ 0.38
Diluted earnings (loss) per share
   As Reported                       $ (0.35)     $ (0.15)     $  (0.45)     $ 0.52
   Pro Forma                         $ (0.40)     $ (0.20)     $  (0.59)     $ 0.37

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2005 and 2004. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the principal following weighted average assumptions: risk-free interest rate of
3.69 percent and 3.7 percent, expected life of four years and an average expected volatility of 64 percent and 74 percent for the nine months ended October 2, 2005 and October 3, 2004, respectively.

     The FASB revised SFAS No. 123 in December 2004 and issued SFAS No. 123(R). This Statement supercedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005. As a result, DURA is required to adopt SFAS No. 123(R) as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. DURA may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date.

     On October 27, 2005, the Compensation Committee (Committee) of the Board of Directors approved the acceleration of all out-of-the-money unvested stock options on October 27, 2005. The Committee prescribed that the October 27, 2005's closing price of DURA's Class A Common Stock as quoted on The Nasdaq Stock Market ("Nasdaq") be used to determine which outstanding unvested stock options are out-of-the-money. With the prescribed closing quoted stock price being $3.28 per share, all outstanding unvested stock options (2.7 million) issued by the Company became fully vested.

     The acceleration of the out-of-the money options was undertaken to avoid future compensation expense that would be required to be recognized when DURA adopts SFAS 123(R) on January 1, 2006. Future SFAS 123(R) pre-tax expense avoided by this acceleration for the next three calendar years is approximately $4.7 million in 2006, $3.3 million in 2007 and $1.7 million in 2008.

4.   DISCONTINUED OPERATIONS

     During the fourth quarter of 2002, DURA adopted a plan to divest its Mechanical Assemblies Europe business, as it believed this business would not assist in reaching its strategic growth and profitability targets for the future. The Mechanical Assemblies Europe business generated annualized revenues of approximately $111.9 million from facilities in Grenoble and Boynes, France; and Woodley, Nottingham and Stourport, UK. In March 2003, DURA completed the divestiture of its Mechanical Assemblies Europe business to Magal Engineering and members of the local management group, located in Woodley, England. The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144. During the year ended December 31, 2004, net negative adjustments totaling $0.7 million were recorded resulting from the less favorable settlement than anticipated, of retained liabilities.

     At October 2, 2005, DURA had remaining reserves related to the divestiture of the Mechanical Assemblies Europe business of $17.2 million, primarily related to the facilities retained by DURA, principally lease costs, and are anticipated to be completed in 2021. Also included in the $17.2 million is $3.0 million of acquisition integration reserves related to facility closures. During the quarter ended October 2, 2005 the reserve decreased by approximately $0.3 million due to the impact of foreign currency exchange rates and increased by approximately $0.3 million primarily due to an increase in the long-term lease commitments accretion expense. Costs incurred and charged to the reserve during 2005 included $0.9 million related to facility closure and other costs.

5.   FACILITY CONSOLIDATION, ASSET IMPAIRMENTS, AND OTHER CHARGES

Facility Consolidation

     As a part of DURA's ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Such costs include employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, asset impairments and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

     In connection with the streamlining of operations during the first nine months of 2005, the Company recorded facility consolidation, asset impairment and other charges of $6.2 million, consisting of severance costs of $3.1 million and facility closure and other costs of $3.1 million. The Company expects to incur additional charges of approximately $2.2 million through December 31, 2006 for such actions.

     Major ongoing and 2005 completed restructuring actions are as follows:

     - During the third quarter of 2005, in order to improve capacity utilization, DURA announced a plan to streamline an Einbeck, Germany, manufacturing operation. This action is substantially completed and resulted in a total severance cost of $0.3 million;

     - During the second quarter of 2005, in order to improve capacity utilization, DURA announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter we received approval for this action from the appropriate Workers' Council and Union. Full identification of the actual employees has not been completed, and accordingly we are not able to fully estimate the severance to be incurred, as it will be based on numerous factors depending on each individual's circumstances. The completion of this action is expected to be completed by the first quarter of 2006, and could result in a total severance costs of $3.3 million, of which $1.3 million has already been incurred;

     - During the first quarter of 2005, DURA announced a plan to migrate to one enterprise resource planning system and centralize many of its functional operations to better align with current business levels. These actions are ongoing as we continue to migrate our domestic operations. We are anticipating total severance costs could be as high as $2 million domestically, of which $1.2 million has been incurred so far in 2005. We have not formalized the total impact to our international operations, since meaningful migration and centralization will not begin until mid 2006 and are estimated to be completed sometime in 2007. We do expect that upwards of 200 individuals could be impacted. We have not yet identified specifically which individuals or group of individuals will be impacted, or in which international locations they reside. Therefore we are not able to estimate the termination liability impact at this time. We do expect however that the international termination costs for this action will exceed the related estimate for our domestic operations;

     - DURA in 2004 closed its Bondoufle, France, sales and engineering facility and relocated to Velizy, France, which is located near its French OEM customers. This action resulted in total restructuring charges of approximately $0.2 million;

     - DURA announced in 2004 a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action is complete and resulted in total charges of approximately $3.3 million;

     - DURA announced in 2004 a plan to exit its Rockford, Illinois, facility and combine the business with other DURA operations and relocate its Atwood Mobile Products division headquarters from Rockford, Illinois, to Elkhart, Indiana. This action is complete and resulted in total charges of approximately $9.2 million, ($0.9 million in 2005);

     - DURA announced in 2004 a plan to exit its Brookfield, Missouri, facility and combine the business with other DURA operations. This action is complete and resulted in total charges of approximately $3.4 million, ($0.9 million in 2005); and

     - DURA in 2004 exited its Pikeville, Tennessee, facility and combined the business with other DURA operations. This action is complete and resulted in total charges of approximately $2.9 million.

Asset Impairments

     For the nine months ended October 2, 2005, and October 3, 2004, Dura recorded $1.3 million and $7.1 million, respectively, of asset impairment charges related to prior facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the condensed consolidated statements of operations and were accounted for in accordance with SFAS No. 144.

     A rollforward of the accruals for facility consolidation, asset impairments and other charges by quarter for the nine months ended October 2, 2005 follows (in thousands):

                                Employee       Asset       Facility
                              termination   impairment   closure and
                                benefits      charges    other costs    Total
                              -----------   ----------   -----------   -------
Balance December 31, 2004       $ 5,306      $    --       $   522     $ 5,828
Adjustments/Charges               1,046          136           484       1,666
Cash utilizations                (3,478)          --           (55)     (3,533)
Non-cash utilizations/other          --         (136)           --        (136)
                                -------      -------       -------     -------
Balance April 3, 2005             2,874           --           951       3,825
                                -------      -------       -------     -------
Adjustments/Charges               1,144        1,129           351       2,624
Cash utilizations                (1,728)          --          (483)     (2,211)
Non-cash utilizations/other          --       (1,129)           --      (1,129)
                                -------      -------       -------     -------
Balance July 3, 2005              2,290           --           819       3,109
                                -------      -------       -------     -------
Adjustments/Charges                 880           --           980       1,860
Cash utilizations                  (876)          --        (1,052)     (1,928)
Non-cash utilizations/other        (416)          --            --        (416)
                                -------      -------       -------     -------
Balance October 2, 2005         $ 1,878      $    --       $   747     $ 2,625
                                =======      =======       =======     =======

6.   ACQUISITION INTEGRATIONS

     DURA has developed and implemented the majority of the facility consolidation plans designed to integrate the operations of past acquisitions. As of October 2, 2005, purchase liabilities recorded in conjunction with the acquisitions included approximately $1.3 million for costs associated with the shutdown and consolidation of certain acquired facilities and $0.8 million for severance and other related costs. Costs incurred and charged to these reserves during 2005 amounted to $1.1 million related to the consolidation of certain acquired facilities and $0.2 million related to severance. The employee terminations and facility closures were completed by December 31, 2004, except for contractual obligations consisting principally of facility lease payments, which will continue through 2005.

7.   LONG-TERM DEBT

     Long-term debt consisted of the following (in thousands):

                                        October 2,   December 31,
                                           2005          2004
                                        ----------   ------------
2005 Credit Agreement:
   Second Lien term loan                $  150,000    $       --
2003 Credit Agreement:
   Tranche C term loan                          --       146,250
Senior notes                               400,000       400,000
Subordinated notes                         575,068       589,469
Mandatorily redeemable convertible
   trust preferred securities               55,250        55,250
Senior notes - hedging mark-to-market
   value adjustment                         (6,190)       18,347
Other                                        5,776         7,616
                                        ----------    ----------
                                         1,179,904     1,216,932
Less current maturities                     (1,294)       (2,968)
                                        ----------    ----------
Total long-term debt                    $1,178,610    $1,213,964
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

     In November 2003, DURA completed the 2003 Senior Notes offering of $50.0 million. The interest on the 2003 Senior Notes is payable semi-annually beginning April 15, 2004. In conjunction with this transaction, we amended and restated its revolving credit facility ("2003 Credit Agreement"). The 2003 Credit Agreement provided for $175.0 million of revolving credit, available until October 2008.

     In February 2005, DURA amended its 2003 Credit Agreement to, among other things, adjust the total leverage, senior leverage and interest coverage ratios that it was required to maintain over the next six quarters beginning April 3, 2005. As part of that amendment, we repaid $35.0 million of the tranche C term loan.

     In May 2005, DURA entered into new senior secured credit facilities with an aggregate borrowing capacity of approximately $325 million, consisting of a five-year $175 million asset-based revolving credit facility ("2005 Credit Agreement") and a six-year $150 million senior secured second lien term loan. Interest under these facilities is based on LIBOR. The senior secured second lien term loan is due and payable in its entirety in May 2011. Proceeds of $144.0 million, net of transaction costs for the new revolver and the senior secured second lien term loan were used to repay the existing $111 million Tranche C term loan facility and general corporate purposes. The revolver is an asset-backed revolving credit facility, which is supported by a borrowing base that is calculated monthly. Availability under the revolver is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. The revolver is secured by certain U.S. and Canadian assets and a 65 percent pledge of the stock ownership of our foreign subsidiaries. The senior secured second lien term loan is secured by all of the U.S. assets and a 65 percent pledge of the stock ownership of our foreign subsidiaries. In connection with the termination of our 2003 Credit Agreement, approximately $3.3 million of related debt issuance costs was written off and is reflected in interest expense. At October 2, 2005, we had no borrowings outstanding under the $175 million revolving credit facility. On October 2, 2005, available borrowing under these senior secured credit facilities was $157 million, as we have used part of the facility for standby letters of credit in the amount of $18 million.

     DURA has $575.4 million of 9 percent Subordinated Notes, due May 2009 outstanding as of October 2, 2005. The interest on the Subordinated Notes is payable semiannually. These notes are collateralized by guarantees of certain subsidiaries.

     We utilize uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. We currently have approximately $14.4 million of foreign denominated bank overdraft facilities available.

     Included in interest expense, net, in the consolidated statements of operations is approximately $0.7 million and $0.9 million of interest income earned on cash balances in the quarters ended October 2, 2005, and October 3, 2004, respectively; and $2.0 million and $2.1 million for the nine months ended October 2, 2005, and October 3, 2004, respectively.

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

     Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Other intangible assets at October 2, 2005 are approximately $17.7 million, primarily consisting of non-amortizable trademarks and amortizable license agreements. The amortization of other intangible assets was not significant in 2005 and 2004.

9.   DERIVATIVES AND HEDGING ACTIVITIES

     DURA is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We do enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and interest rates. The counter parties to these financial instruments are major financial institutions.

     On May 12, 2005, DURA terminated its fixed to floating interest rate swap contracts having an aggregated notional amount of $400 million, which we established in conjunction with the 2002 Senior Notes and 2003 Senior Notes offerings, respectively. DURA realized a cash net gain of $11.4 million upon their settlement. This gain is being amortized over the remaining life of the 2003 and 2002 notes. At October 2, 2005, the deferred gain is approximately $10.8 million and is classified in other noncurrent liabilities. On May 16, 2005, DURA entered into a new set of fixed to floating interest rate swap contracts, expiring in April 2012 and also having an aggregate notional amount of $400 million with various financial institutions, replacing those that were terminated. At October 2, 2005, these outstanding interest rate swap contracts effectively converted $400 million of our Senior Notes into floating rate obligations. DURA receives payments at a fixed rate (8.625%), while it makes payments at variable rates (7.38% at October 2, 2005). The net interest paid or received is included in interest expense. DURA designated these swap contracts as fair value hedges at their inception. At October 2, 2005, the fair value of the interest rate swap contracts was a liability of approximately $6.2 million, representing the estimated loss that would accrue if we were to terminate the agreements, and is included in noncurrent liabilities with a corresponding decrease to debt in the accompanying condensed consolidated October 2, 2005 balance sheet.

     From time to time, DURA also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. There were no contracts outstanding at October 2, 2005.

10.  COMPREHENSIVE INCOME

     Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income represents net income adjusted for foreign currency translation adjustments, minimum pension liability and the deferred gain/ loss on derivative instruments utilized to hedge interest and foreign exchange exposures. Comprehensive income for the periods is as follows (in thousands):

                                  Three months ended        Nine months ended
                               -----------------------   -----------------------
                               October 2,   October 3,   October 2,   October 3,
                                  2005         2004         2005         2004
                               ----------   ----------   ----------   ----------
Net income (loss)               $(6,584)     $(2,697)     $ (8,458)     $ 9,811
Other comprehensive income:
   Foreign currency
      translation adjustment      3,241       18,127       (54,048)       9,863
   Minimum pension liability       (124)         (46)          275           25
   Derivative instruments            --          117            --          264
                                -------      -------      --------      -------
Comprehensive income (loss)     $(3,467)     $15,501      $(62,231)     $19,963
                                =======      =======      ========      =======

11.  WARRANTY AND ENVIRONMENTAL

     DURA faces an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as agreed upon and such failure of its products results, or is alleged to result, in bodily injury and/or property damage. OEMs are increasingly requiring their outside suppliers to guarantee or warrant their products, and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to an OEM, an OEM may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented. In addition, we are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Some of our operations generate hazardous substances. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any of our current or former properties or at a landfill or another location where we have disposed of wastes, DURA may be held liable for the contamination, and the amount of such liability could be material. DURA's policy is to record reserves for customer warranty and environmental costs on a case by case basis at the time it believes such amount is probable and estimable and to review these determinations on a quarterly basis or more frequently, as additional information is obtained. We have established reserves for issues that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments. DURA determines its warranty and environmental reserves based on identified claims and the estimated ultimate projected claim cost. The final amounts determined to be due related to these matters could differ significantly from recorded estimates. DURA no longer carries insurance for recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. The following presents a summary of our warranty and environmental position (in thousands):

                                      WARRANTY   ENVIRONMENTAL
                                      --------   -------------
Balance at December 31, 2004          $ 8,937       $17,159
   Reductions for payments made        (1,944)         (262)
   Additional reserves recorded         2,535            16
   Changes in pre-existing reserves      (357)       (8,251)
                                      -------       -------
Balance at October 2, 2005            $ 9,171       $ 8,662
                                      =======       =======

     Effective June 30, 2005, DURA was released from a potential environmental exposure relating to a former manufacturing facility whose lease expired on that date. Accordingly, we reversed the remaining environmental exposure accrual to cost of sales resulting in a favorable $8.2 million impact for the nine months ended October 2, 2005.

12.  NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS

     The Emerging Issues Task Force ("EITF") has recently released EITF Issue No. 05-05, "Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements)". Altersteilzeit (ATZ) in Germany is an early retirement program designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. EITF Issue 05-05 will require, as of the beginning of 2006, DURA to accrue special retirement benefits. We are currently reviewing the impact, if any, to DURA, but do not believe it will be material. Related liabilities have been accrued in accordance with local regulations.

     The FASB issued on July 15, 2005, for comment an exposure draft of a proposed interpretation to SFAS No. 109 on the accounting for uncertain tax positions that seeks to reduce widespread diversity in accounting for income taxes. The exposure draft requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized and other matters. The proposed initial effective date for this interpretation has been withdrawn by the FASB as they consider further deliberations on the comments they received, which could result in modifications to the proposed interpretation. Until a more defined proposed interpretation is issued, we cannot determine the potential impact of this proposed interpretation on our recording of deferred tax assets.

13.  DEFINED BENEFIT PLANS AND POST-RETIREMENT BENEFITS

     DURA sponsors 17 defined benefit plans that cover certain hourly and salaried employees in the United States, Canada and certain European countries. DURA's policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have eight postretirement medical benefit plans for certain employee groups and have recorded a liability for its estimated obligation under these plans. During 2005, a postretirement medical plan was terminated that related to former employees of a closed facility, which had been voluntarily extended beyond its initial term by DURA. A gain was realized on this termination and is reflected in the following tables.

     The components of net periodic benefit costs are as follows (in thousands):

                                                                              Postretirement Benefits
                                              Pension Benefits                  Other than Pensions
                                             Three Months Ended                  Three Months Ended
                                     ---------------------------------   ---------------------------------
                                     October 2, 2005   October 3, 2004   October 2, 2005   October 3, 2004
                                     ---------------   ---------------   ---------------   ---------------
Service cost                             $   543           $   586             $158             $ 161
Interest cost                              2,066             2,131              301               449
Expected return on plan assets            (1,652)           (1,589)              --                --
Amendments/curtailments                       --               339               --              (109)
Amortization of prior service cost           269               519               --                (2)
Recognized actuarial loss                    371                43               (2)               60
                                         -------           -------             ----             -----
Net periodic benefit cost                $ 1,597           $ 2,029             $457             $ 559
                                         =======           =======             ====             =====

                                                                              Postretirement Benefits
                                              Pension Benefits                  Other than Pensions
                                             Nine Months Ended                   Nine Months Ended
                                     ---------------   ---------------   ---------------   ---------------
                                     October 2, 2005   October 3, 2004   October 2, 2005   October 3, 2004
                                     ---------------   ---------------   ---------------   ---------------
Service cost                             $ 1,675           $ 1,758           $   528           $  483
Interest cost                              6,236             6,393             1,101            1,347
Expected return on plan assets            (4,947)           (4,767)               --               --
Amendments/curtailments                       --             1,017            (3,441)            (327)
Amortization of prior service cost           858             1,557                --               (6)
Recognized actuarial loss                  1,108               129               136              180
                                         -------           -------           -------           ------
Net periodic benefit cost                $ 4,930           $ 6,087           $(1,676)          $1,677
                                         =======           =======           =======           ======

     DURA previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $7.3 million to its pension plans and $2.9 million to its post-retirement medical benefit plans in 2005. As of October 2, 2005, $6.3 million and $1.5 million of contributions have been made to the pension and postretirement benefit plans, respectively. DURA anticipates contributing an additional $1.6 million to its pension plans and $0.4 million to its post-retirement medical benefit plans in 2005 for total estimated contributions during 2005 of $9.8 million.

14.  INCOME TAXES

     The effective income tax rates for the third quarter and first nine months of 2005 differs from the U.S. federal statutory rate primarily as a result of lower foreign tax rates, the effects of state taxes and the provision of a valuation allowances on certain losses in foreign jurisdictions.

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

     The deduction is subject to a number of limitations and the U.S Treasury Department is still in the process of providing clarifying guidance on key elements of the repatriation provision. On July 21 identical Bills were introduced in the House and the Senate to make retroactive technical corrections to the Act including technical corrections to the repatriation provision. DURA is not contemplating any repatriation at this time.

15.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     The following condensed consolidating financial information presents balance sheets, statements of operations and of cash flows related to DURA's business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary of the Company and has fully and unconditionally guaranteed the 9 percent senior subordinated notes issued by Dura Operating Corp., on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors. The Non-Guarantor Companies in the following information represent DURA's international operations.

15.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
          CONDENSED CONSOLIDATING BALANCE SHEETS AS OF OCTOBER 2, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                             DURA                     NON-
                                           OPERATING   GUARANTOR    GUARANTOR
                                             CORP.     COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                          ----------   ---------   ----------   ------------   ------------
                 Assets

Current assets:
   Cash and cash equivalents              $   21,698   $   (881)   $   72,853   $        --     $   93,670
   Accounts receivable, net                   48,301    115,648       192,860            --        356,809
   Inventories                                11,249     54,162        71,425            --        136,836
   Other current assets                       23,381     16,592        64,464            --        104,437
   Due from affiliates                       182,566     39,258         9,494      (231,318)            --
                                          ----------   --------    ----------   -----------     ----------
      Total current assets                   287,195    224,779       411,096      (231,318)       691,752
                                          ----------   --------    ----------   -----------     ----------
Property, plant and equipment, net            52,688    109,260       286,425            --        448,373
Investment in subsidiaries                   828,860     28,799       190,586    (1,048,245)            --
Notes receivable from affiliates             437,389    419,634        22,439      (879,462)            --
Goodwill, net                                380,907    128,773       355,744            --        865,424
Noncurrent portion of derivative
   instruments                                    --         --            --            --             --
Other assets, net                             69,980      8,396        21,772            --        100,148
                                          ----------   --------    ----------   -----------     ----------
      Total Assets                        $2,057,019   $919,641    $1,288,062   $(2,159,025)    $2,105,697
                                          ==========   ========    ==========   ===========     ==========

      Liabilities and Stockholders'
               Investment

Current liabilities:
   Accounts payable                       $   36,895   $ 79,263    $  140,581   $        --     $  256,739
   Accrued liabilities                        63,641     19,222       100,079            --        182,942
   Current maturities of long-term debt           --         --         1,294            --          1,294
   Due to affiliates                          42,196    181,396         7,726      (231,318)            --
                                          ----------   --------    ----------   -----------     ----------
      Total current liabilities              142,732    279,881       249,680      (231,318)       440,975
                                          ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
   maturities                                150,000         --         4,482            --        154,482
Subordinated notes                           975,068         --            --            --        975,068
Mandatorily redeemable convertible
   trust preferred securities                 55,250         --            --            --         55,250
Senior notes - hedging mark-to-market
   value adjustment                           (6,190)        --            --            --         (6,190)
Other noncurrent liabilities                  68,232      9,587        61,904            --        139,723
Notes payable to affiliates                  417,075    179,035       283,352      (879,462)            --
                                          ----------   --------    ----------   -----------     ----------
      Total liabilities                    1,802,167    468,503       599,418    (1,110,780)     1,759,308
                                          ----------   --------    ----------   -----------     ----------
Stockholders' investment                     267,185    451,138       578,495    (1,048,245)       248,573
Accumulated other comprehensive income       (12,333)        --       110,149            --         97,816
                                          ----------   --------    ----------   -----------     ----------
      Total Liabilities and
         Stockholders' Investment         $2,057,019   $919,641    $1,288,062   $(2,159,025)    $2,105,697
                                          ==========   ========    ==========   ===========     ==========

15.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED OCTOBER 2, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                    NON-
                                                 OPERATING   GUARANTOR   GUARANTOR
                                                   CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ---------   ---------   ------------   ------------
Revenues                                         $ 62,155     $201,824   $279,050      $ (7,107)      $535,922
Cost of sales                                      52,699      175,368    263,757        (7,107)       484,717
                                                 --------     --------   --------      --------       --------
   Gross profit                                     9,456       26,456     15,293            --         51,205
Selling, general and administrative expenses       13,467        7,863     14,513            --         35,843
Facility consolidation, asset impairments and
   other charges                                     (299)       1,049      1,110            --          1,860
Amortization expense                                   56           45         --            --            101
                                                 --------     --------   --------      --------       --------
   Operating income                                (3,768)      17,499       (330)           --         13,401
Interest expense (income), net                     21,711          397      2,405            --         24,513
Loss on early extinguishment of debt                   --           --         --            --             --
                                                 --------     --------   --------      --------       --------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                           (25,479)      17,102     (2,735)           --        (11,112)
Provision (benefit) for income taxes               (1,901)         471     (3,208)           --         (4,638)
Equity in earnings (losses) of affiliates, net     15,669           --      2,187       (17,966)          (110)
Dividends from affiliates                          (1,325)          --         --         1,325             --
                                                 --------     --------   --------      --------       --------
   Net income (loss)                             $ (6,584)    $ 16,631   $  2,660      $(19,291)      $ (6,584)
                                                 ========     ========   ========      ========       ========

15.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
      CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS
                              ENDED OCTOBER 2, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                    NON-
                                                 OPERATING   GUARANTOR   GUARANTOR
                                                   CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ---------   ---------   ------------   ------------
Revenues                                         $ 211,534    $649,294    $940,338     $(21,431)     $1,779,735
Cost of sales                                      194,716     560,899     855,410      (21,431)      1,589,594
                                                 ---------    --------    --------     --------      ----------
   Gross profit                                     16,818      88,395      84,928           --         190,141

Selling, general and administrative
   expenses                                         47,574      23,363      48,104           --         119,041
Facility consolidation, asset impairments and
   other charges                                     1,059       2,883       2,208           --           6,150
Amortization expense                                   167         136          14           --             317
                                                 ---------    --------    --------     --------      ----------
   Operating income                                (31,982)     62,013      34,602           --          64,633

Interest expense (income), net                      65,082       1,961       7,347           --          74,390
Loss on early extinguishment of debt                 3,349          --          --           --           3,349
                                                 ---------    --------    --------     --------      ----------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                           (100,413)     60,052      27,255           --         (13,106)
Provision (benefit) for income taxes               (45,187)     27,440      12,883           --          (4,864)
Equity in earnings (losses) of affiliates, net      42,407          --       7,429      (49,946)           (110)
Dividends from affiliates                           (4,361)         --          --        4,361              --
                                                 ---------    --------    --------     --------      ----------
   Income from continuing operations                (8,458)     32,612      21,801      (54,307)         (8,352)
Loss from discontinued operations                       --          --        (106)          --            (106)
                                                 ---------    --------    --------     --------      ----------
   Net income (loss)                             $  (8,458)   $ 32,612    $ 21,695     $(54,307)     $   (8,458)
                                                 =========    ========    ========     ========      ==========

15.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
                             ENDED OCTOBER 2, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                        DURA                    NON-
                                                     OPERATING   GUARANTOR   GUARANTOR
                                                       CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                     ---------   ---------   ---------   ------------   ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations             $  (8,458)   $ 32,613   $  21,800     $(54,307)     $  (8,352)
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by operating activities:
   Depreciation and amortization                         6,689      15,395      39,695           --         61,779
   Amortization of deferred financing fees               6,270          --          --           --          6,270
   Deferred income taxes                               (11,632)     14,573      (1,772)          --          1,169
   Equity in earnings of affiliates and
      minority interest                                (42,407)         --      (7,429)      49,946            110
   Changes in other operating items                      8,359     (24,049)    (98,220)          --       (113,910)
                                                     ---------    --------   ---------     --------      ---------
   Net cash (used in) provided by operating
      activities                                       (41,179)     38,532     (45,926)      (4,361)       (52,934)
                                                     ---------    --------   ---------     --------      ---------
INVESTING ACTIVITIES:
Acquisitions, net                                           --          --          --           --             --
Capital expenditures and other                          (9,867)     (9,742)    (29,362)          --        (48,971)
                                                     ---------    --------   ---------     --------      ---------
   Net cash used in investing activities                (9,867)     (9,742)    (29,362)          --        (48,971)
                                                     ---------    --------   ---------     --------      ---------
FINANCING ACTIVITIES:
Long-term borrowings                                   150,008          --          (8)          --        150,000
Repayments of long-term borrowings                    (146,262)         (3)     (1,016)          --       (147,281)
Other, net                                                 (39)         --          --                         (39)
Debt financing (to) from affiliates                     57,925     (26,010)    (31,915)          --             --
Proceeds from issuance of common stock
   and exercise of stock options                           560          --          --           --            560
Debt issuance costs                                     (7,348)         --          --           --         (7,348)
Deferred gain on termination of interest rate swap      11,374          --          --           --         11,374
Dividends paid                                              --      (5,284)        923        4,361             --
                                                     ---------    --------   ---------     --------      ---------
   Net cash provided by (used in) financing
      activities                                        66,218     (31,297)    (32,016)       4,361          7,266
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                       3,582          --      (6,735)          --         (3,153)
                                                     ---------    --------   ---------     --------      ---------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                           18,754      (2,507)   (114,039)          --        (97,792)

NET OPERATING CASH FLOW USED IN
   DISCONTINUED OPERATIONS                                  --          --        (106)          --           (106)

CASH AND CASH EQUIVALENTS:
Beginning of period                                      2,944       1,626     186,998           --        191,568
                                                     ---------    --------   ---------     --------      ---------
End of period                                        $  21,698    $   (881)  $  72,853     $     --      $  93,670
                                                     =========    ========   =========     ========      =========

15.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
         CONDENSED CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2004
                             (AMOUNTS IN THOUSANDS)

                                              DURA                     NON-
                                            OPERATING   GUARANTOR    GUARANTOR
                                              CORP.     COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                           ----------   ---------   ----------   ------------   ------------
                 Assets

Current assets:
   Cash and cash equivalents               $    2,944    $  1,626   $  186,998    $        --    $  191,568
   Accounts receivable, net                    27,455      82,504      163,997             --       273,956
   Inventories                                 12,735      60,326       76,773             --       149,834
   Current poriton of derivative
      instruments                               7,746          --           --             --         7,746
   Other current assets                        14,485      19,868       57,663             --        92,016
   Due from affiliates                        181,728      39,261        7,599       (228,588)           --
                                           ----------    --------   ----------    -----------    ----------
      Total current assets                    247,093     203,585      493,030       (228,588)      715,120
                                           ----------    --------   ----------    -----------    ----------
Property, plant and equipment, net             52,560     115,582      318,964             --       487,106
Investment in subsidiaries                    761,450      28,799       74,338       (864,587)           --
Notes receivable from affiliates              384,563     235,563       26,188       (646,314)           --
Goodwill, net                                 380,907     128,773      393,904             --       903,584
Noncurrent portion of derivative
   instruments                                 10,601          --           --             --        10,601
Other assets, net                              61,918      15,668       29,924             --       107,510
                                           ----------    --------   ----------    -----------    ----------
   Total Assets                            $1,899,092    $727,970   $1,336,348    $(1,739,489)   $2,223,921
                                           ==========    ========   ==========    ===========    ==========

      Liabilities and Stockholders'
               Investment

Current liabilities:
   Accounts payable                        $   45,103    $ 70,663   $  154,575    $        --    $  270,341
   Accrued liabilities                         57,888      22,412      106,954             --       187,254
   Current maturities of long-term debt         1,500           3        1,465             --         2,968
   Due to affiliates                           41,586     150,935       36,067       (228,588)           --
                                           ----------    --------   ----------    -----------    ----------
      Total current liabilities               146,077     244,013      299,061       (228,588)      460,563
                                           ----------    --------   ----------    -----------    ----------
Long-term debt, net of current
   maturities                                 144,750           3        6,145             --       150,898
Senior notes                                  400,000          --           --             --       400,000
Subordinated notes                            589,469          --           --             --       589,469
Mandatorily redeemable convertible trust
   preferred securities                        55,250                                                55,250
Senior notes - hedging mark-to-market
   value adjustment                            18,347          --           --             --        18,347
Other noncurrent liabilities                   57,083      18,450       66,370             --       141,903
Notes payable to affiliates                   236,752     158,282      251,280       (646,314)           --
                                           ----------    --------   ----------    -----------    ----------
      Total liabilities                     1,647,728     420,748      622,856       (874,902)    1,816,430
                                           ----------    --------   ----------    -----------    ----------
Stockholders' investment                      263,392     307,222      549,875       (864,587)      255,902
Accumulated other comprehensive income        (12,028)         --      163,617             --       151,589
                                           ----------    --------   ----------    -----------    ----------
      Total Liabilities and
         Stockholders' Investment          $1,899,092    $727,970   $1,336,348    $(1,739,489)   $2,223,921
                                           ==========    ========   ==========    ===========    ==========

15.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
      CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                              ENDED OCTOBER 3, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                   DURA                    NON-
                                                OPERATING   GUARANTOR   GUARANTOR
                                                  CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                ---------   ---------   ---------   ------------   ------------
Revenues                                         $ 81,504    $243,649    $303,473     $(12,262)      $616,364
Cost of sales                                      78,460     214,448     271,814      (12,262)       552,460
                                                 --------    --------    --------     --------       --------
   Gross profit                                     3,044      29,201      31,659           --         63,904

Selling, general and administrative
   expenses                                        14,916       8,096      15,595           --         38,607
Facility consolidation, asset impairments and
   other charges                                       44       2,560       2,456           --          5,060
Amortization expense                                   48          45          10           --            103
                                                 --------    --------    --------     --------       --------
   Operating income (loss)                        (11,964)     18,500      13,598           --         20,134

Interest expense (income), net                     18,467       2,928       2,512           --         23,907
                                                 --------    --------    --------     --------       --------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                           (30,431)     15,572      11,086           --         (3,773)

Provision (benefit) for income taxes               (3,967)      1,626       1,247           --         (1,094)
Equity in earnings of affiliates, net             (22,554)         --       1,561       20,993             --
Dividends from affiliates                          (1,213)       (561)       (562)       2,336             --
                                                 --------    --------    --------     --------       --------
   Income (loss) from continuing operations        (2,697)     14,507       8,840      (23,329)        (2,679)

Loss from discontinued operations                      --          --         (18)          --            (18)
                                                 --------    --------    --------     --------       --------
   Net income (loss)                             $ (2,697)   $ 14,507    $  8,822     $(23,329)      $ (2,697)
                                                 ========    ========    ========     ========       ========

15.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                                 OCTOBER 3, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                  DURA                     NON-
                                                OPERATING   GUARANTOR   GUARANTOR
                                                  CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                ---------   ---------   ---------   ------------   ------------
Revenues                                         $252,157    $752,285    $944,690     $(39,390)     $1,909,742
Cost of sales                                     235,168     650,851     845,861      (39,390)      1,692,490
                                                 --------    --------    --------     --------      ----------
   Gross profit                                    16,989     101,434      98,829           --         217,252

Selling, general and administrative
   expenses                                        46,704      23,679      46,950           --         117,333
Facility consolidation, asset impairments and
   other charges                                       83      13,734       4,270           --          18,087
Amortization expense                                  167         136          31           --             334
                                                 --------    --------    --------     --------      ----------
   Operating income (loss)                        (29,965)     63,885      47,578           --          81,498

Interest expense (income), net                     53,579       5,279       7,837           --          66,695
                                                 --------    --------    --------     --------      ----------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                           (83,544)     58,606      39,741           --          14,803

Provision (benefit) for income taxes              (15,647)     11,819       8,121           --           4,293
Equity in earnings of affiliates, net             (73,973)         --         248       73,725              --
Dividends from affiliates                          (3,735)         --          --        3,735              --
                                                 --------    --------    --------     --------      ----------
   Income (loss) from continuing operations         9,811      46,787      31,372      (77,460)         10,510

Loss from discontinued operations                      --          --        (699)          --            (699)
                                                 --------    --------    --------     --------      ----------
   Net income (loss)                             $  9,811    $ 46,787    $ 30,673     $(77,460)     $    9,811
                                                 ========    ========    ========     ========      ==========

15.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:
     (Continued)

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                 OCTOBER 3, 2004
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                DURA                     NON-
                                              OPERATING   GUARANTOR   GUARANTOR
                                                CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                              ---------   ---------   ---------   ------------   ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations       $  9,811    $ 46,787    $ 31,372     $(77,460)      $ 10,510
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by operating activities:
   Depreciation and amortization                  7,461      17,304      39,993           --         64,758
   Amortization of deferred financing fees        2,648          --          --                       2,648
   Deferred income taxes                         14,573     (14,573)         (6)          --             (6)
   Equity in earnings of affiliates and
      minority interest                         (73,975)         --         250       73,725             --
   Changes in other operating items              81,197     (10,580)    (87,617)          --        (17,000)
                                               --------    --------    --------     --------       --------
   Net cash provided by (used in) operating
      activities                                 41,715      38,938     (16,008)      (3,735)        60,910
                                               --------    --------    --------     --------       --------

INVESTING ACTIVITIES:
Acquisitions, net                                    --          --     (13,327)          --        (13,327)
Capital expenditures, net                        (5,692)     (9,108)    (29,163)          --        (43,963)
                                               --------    --------    --------     --------       --------
   Net cash used in investing activities         (5,692)     (9,108)    (42,490)          --        (57,290)
                                               --------    --------    --------     --------       --------

FINANCING ACTIVITIES:
Long-term borrowings                                 --          --         568           --            568
Repayments of long-term borrowings               (8,522)        (28)     (9,989)          --        (18,539)
Purchase of treasury shares and other               (61)                                                (61)
Debt financing (to) from affiliates             (34,346)    (25,047)     59,393           --             --
Proceeds from issuance of common stock
   and exercise of stock options                  1,948          --          --           --          1,948
Other, net                                         (552)         --          --           --           (552)
Dividends paid                                       --      (3,735)         --        3,735             --
                                               --------    --------    --------     --------       --------
   Net cash (used in) provided by financing
      activities                                (41,533)    (28,810)     49,972        3,735        (16,636)

EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                               (1,425)         --       8,807           --          7,382
                                               --------    --------    --------     --------       --------

NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                    (6,935)      1,020         281           --         (5,634)

NET OPERATING CASH FLOW USED IN
   DISCONTINUED OPERATIONS                           --          --        (699)          --           (699)

CASH AND CASH EQUIVALENTS:
Beginning of period                              32,216       1,126     147,926           --        181,268
                                               --------    --------    --------     --------       --------
End of period                                  $ 25,281    $  2,146    $147,508     $     --       $174,935
                                               ========    ========    ========     ========       ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During the third quarter of 2005, the North American auto industry continued to run significantly below 2004 levels on many of the top selling models that Dura Automotive Systems, Inc. (DURA) serve in the light truck segment. Big three volumes are down by over 500,000 units so far this year. Ford and General Motors volumes were down over 8% and the GMT800 platform was down over 13% versus the third quarter of 2004. Regarding the GMT800 volumes and the ramp up of the GMT900 platforms in 2006 and 2007, DURA has an extremely diversified distribution of revenues on hundreds of car and light truck models around the world; but like other companies, we do have a handful of platforms that have higher volumes and revenues than the average. The GMT800 platform is one of these. In 2006 we will see a decrease in dollars per vehicle on the combined GMT800 and GMT900 vehicles of approximately $80. That will impact revenues throughout 2006 and partially into 2007 until new programs begin production to replace this business.

     In the recreation vehicle markets, the industry association continues to forecast another strong year of shipments; however the shift in sales mix from motorhomes to towables continues to be significant. Class A motorhome shipments were down approximately 18% for the quarter. In the fourth quarter, DURA expects these Class A sales declines to be offset by new FEMA shipments of larger towable trailers for the rebuilding efforts of hurricane Katrina.

     Adding to this in Europe, DURA also experienced softened production volumes on many of the leading car models, where production was down 4% versus last year's period. We continually re-evaluate each of our core businesses and initiatives to ensure that the anticipated returns are consistent with improved shareholder value.

     Significant actions taken to counter the more immediate reductions in production volumes and the impact of higher raw material costs, as well as components of our future strategy are:

          - One common goal across all of operations is to make certain that we are the lowest cost, highest quality producer of each of our products worldwide. To maintain this competitive advantage, we continue to look for opportunities to rationalize facilities and establish manufacturing in low cost regions. In the past three years we have closed or exited approximately twenty facilities consistent with our strategy. In the same period we have added four new facilities in low cost regions.

          - Our review process this year has identified further rationalization opportunities that will lead to improved value for our customers and for shareholders.

          - In the area of selling, general and administrative expenses, we took action earlier this year to eliminate the management bonus plans and performance-based 401k discretionary contributions. We also froze wages for salaried employees. Longer term we will see the benefits of centralization initiatives for our finance, HR and purchasing groups, as we complete the transition to a shared service model.

          - We believe we have very flexible cost positions in the North American business. We have very low legacy costs and our employees already contribute on average 41% of health care costs. That puts us in a very competitive, sustainable position and we will continue to work to find opportunities to maintain this advantage.

          - Cost reductions through VA/VE and productivity improvements are another area we focus on to reduce costs both internally and with our supply base. We have been successful at executing these opportunities in the past, and have a very aggressive plan in place for 2006 and beyond.

          - Customer pricing is another important area of focus for DURA. While it is essential that we offer customers the best value on each new program, it is equally important that our profitability remain healthy through the products life. In 2005's second quarter, we announced the completion of steel pricing negotiations with all our customers. This was a worldwide cost cutting and price recovery process. We will continue to identify additional recovery solutions for other raw material increases that jeopardize profitability.

The automotive industry continues to present tremendous challenges, but DURA believes it has a strong plan that will ensure sustainability and long-term growth. We are confident that we will remain a very substantial player in the supply base.

RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Revenues

     Revenues for the three months ended October 2, 2005, were $535.9 million, a decrease of $80.4 million, or 13.1 percent, from $616.4 million for the three months ended October 3, 2004. This revenue reduction is the combined effect of five less business days in the quarter and significant reductions in domestic OEM requirements, particularly Ford and GM. Further declines in European production and motor homes in our RV business also contributed to lower revenues.

     North American light vehicle production was up 1 percent in total in 2005's third quarter versus a year ago; however, the Big 3 were down 4 percent. European production volumes were also down 4 percent for the quarter. In addition to the volume reductions during the quarter, DURA was negatively affected by unfavorable platform mix as certain of our customers and larger programs were down more than the broader industry. In the RV industry, volumes were down 1 percent in total as compared to the prior year, however, Class A motorized vehicles, a key segment to DURA, was down 18 percent.

     Revenues for the nine months ended October 2, 2005, were $1,779.7 million, a decrease of $130.0 million, or 6.8 percent, from $1,909.7 million for the nine months ended October 3, 2004. Reduced worldwide vehicle production volume, primarily in North America, and product platform mix changes were the major causes of reduced revenues in 2005. This reduction was offset moderately by the strengthening of the Euro and partial steel price recovery.

     Domestic revenues were $273.4 million in 2005's third quarter compared to $326.4 million a year earlier. Revenues of our foreign operations were $262.5 million in the third quarter of 2005 compared with $290.0 million in 2004. For the nine months, domestic revenues were $887.3 million in 2005 compared with $1,010.4 million in 2004; and foreign revenues were $892.4.0 million in 2005 compared with $899.3 million in 2004.

     DURA's significant Euro denominated operations were favorably impacted by the Euro strengthening against the U.S. dollar in the first nine months of 2005. This favorable exchange rate change resulted in increased U.S. dollar revenues in 2005 of approximately $9 million increase in the third quarter and approximately $51 million for the first nine months, as compared with the same periods last year. The fluctuation of the Euro exchange rate to the U.S. dollar also significantly impacts our consolidated debt levels. At October 2, 2005, approximately $126.2 million of debt is denominated in Euro or other foreign currencies.

Cost of Sales

     Cost of sales for the three months ended October 2, 2005, were $484.7 million, a decrease of $67.7 million, or 12.3 percent, from $552.5 million for the three months ended October 3, 2004. Cost of sales as a percentage of revenues for the third quarter of 2005 was 90.4 percent, which is comparable to the 89.6 percent in the third quarter of 2004. Steel spot prices increased during the quarter; however, since we locked into six month contracts at the end of June, we were not impacted by these increases. Steel cost reduction and selling price recovery had a positive impact on our margins versus the prior year of approximately $3 million. Cost of sales dollar amount decreased from a year ago mainly due to lower variable costs associated with the lower production volume and five less business days in the quarter. The increase in cost of sales as a percentage of sales is primarily due to fixed costs spread across lower production volumes in 2005 than in 2004.

     Cost of sales for the nine months ended October 2, 2005, was $1,589.6 million, a decrease of $102.9 million, or 6.1 percent, from $1,692.5 million for the nine months ended October 3, 2004. Cost of sales as a percentage of revenues for the first nine months of 2005 increased to 88.9 percent (before the favorable impact of the resolution of an environmental issue) compared to 88.6 percent in the first nine months of 2004. These minor increases in percentage of sales are mainly attributable to lower production volumes impacting fixed cost absorption. During the first nine months of 2005, cost of sales was favorably impacted by an $8.2 million resolution of an environmental issue.

     Effective June 30, 2005, DURA was released from a potential environmental exposure relating to a former manufacturing facility whose lease expired on that date. Accordingly, we reversed the remaining environmental exposure accrual to cost of sales resulting in a favorable $8.2 million impact for the nine months ended October 2, 2005.

Selling, General, and Administrative

     Selling, general, and administrative expenses for 2005's third quarter were $35.8 million, a decrease of $2.8 million, or 7.2 percent, from the $38.6 million for the same period last year. The decrease resulted primarily from previous cost reduction actions resulting in lower personnel related costs. Besides reduction in selling, general and administrative personnel, DURA froze certain salary increases and eliminated its voluntary U.S. 401k contribution. As a percentage of third quarter revenue, selling, general and administrative expenses increased to 6.7 percent for 2005 compared to 6.3 percent in 2004.

     Selling, general, and administrative expenses for the nine months ended October 2, 2005, were $119.0 million, an increase of $1.7 million, or 1.5 percent, from $117.3 million for the nine months ended October 3, 2004. As a percentage of revenue, selling, general and administrative expenses increased to
6.7 percent for 2005 compared to 6.1 percent in the first nine months of 2004. The increase is primarily due to investment in prototypes and related engineering development costs supporting new programs net of the aforementioned personnel related cost reductions.

     DURA's goal continues to be to consolidate certain selling, general and administrative functions and streamlining of others resulting in lower future costs.

Facility consolidation, asset impairments and other charges

Facility Consolidation

     As a part of DURA's ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Such costs include employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, asset impairments and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

     In connection with the streamlining of operations during the first nine months of 2005, the Company recorded facility consolidation, asset impairment and other charges of $6.2 million, consisting of severance costs of $3.1 million and facility closure and other costs of $3.1 million. The company expects to incur additional charges of approximately $2.2 million through December 31, 2006 for such actions.

     Major ongoing and 2005 completed restructuring actions are as follows:

     - During the third quarter of 2005, in order to improve capacity utilization, Dura announced a plan to streamline an Einbeck, Germany, manufacturing operation. This action is substantially completed and resulted in a total severance cost of $0.3 million;

     - During the second quarter of 2005, in order to improve capacity utilization, DURA announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter we received approval for this action from the appropriate Workers' Council and Union. Full identification of the actual employees has not been completed, and accordingly we are not able to fully estimate the severance to be incurred, as it will be based on numerous factors depending on each individual's circumstances. The completion of this action is expected to be completed by the first quarter of 2006, and could result in a total severance costs of $3.3 million, of which has $1.3 million has already been incurred;

     - During the first quarter of 2005, DURA announced a plan to migrate to one enterprise resource planning system and centralize many of its functional operations to better align with current business levels. These actions are ongoing as we continue to migrate our domestic operations. We are anticipating total severance costs could be as high as $2 million domestically, of which $1.2 million has been incurred so far in 2005. We have not formalized the total impact to our international operations, since meaningful migration and centralization will not begin until mid 2006 and are estimated to be completed sometime in 2007. We do expect that upwards of 200 individuals could be impacted. We have not yet identified specifically which individuals or group of individuals will be impacted, or in which international locations they reside. Therefore we are not able to estimate the termination liability impact at this time. We do expect however that the international termination costs for this action will exceed the related estimate for our domestic operations;

     - Dura in 2004 closed its Bondoufle, France, sales and engineering facility and relocated to Velizy, France, which is located near its French OEM customers. This action resulted in total restructuring charges of approximately $0.2 million;

     - Dura announced in 2004 a plan to consolidate certain of its Body & Glass Division product lines in Europe. This action is complete and resulted in total charges of approximately $3.3 million;

     - Dura announced in 2004 a plan to exit its Rockford, Illinois, facility and combine the business with other Dura operations and relocate its Atwood Mobile Products division headquarters from Rockford, Illinois, to Elkhart, Indiana. This action is complete and resulted in total charges of approximately $9.2 million, ($0.9 million in 2005);

     - Dura announced in 2004 a plan to exit its Brookfield, Missouri, facility and combine the business with other Dura operations. This action is complete and resulted in total charges of approximately $3.4 million, ($0.9 million in 2005); and

     - Dura in 2004 exited its Pikeville, Tennessee, facility and combined the business with other Dura operations. This action is complete and resulted in total charges of approximately $2.9 million.

Asset Impairments

     For the nine months ended October 2, 2005, and October 3, 2004, Dura recorded $1.3 million and $7.1 million, respectively, of asset impairment charges related to prior facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the condensed consolidated statements of operations and were accounted for in accordance with SFAS No. 144.

     A rollforward of the accruals for facility consolidation, asset impairment and other charges by quarter for the nine months ended October 2, 2005 follows (in thousands):

                                Employee       Asset       Facility
                              termination   impairment   closure and
                                benefits      charges    other costs    Total
                              -----------   ----------   -----------   -------
Balance December 31, 2004       $ 5,306      $    --       $   522     $ 5,828
Adjustments/Charges               1,046          136           484       1,666
Cash utilizations                (3,478)          --           (55)     (3,533)
Non-cash utilizations/other          --         (136)           --        (136)
                                -------      -------       -------     -------
Balance April 3, 2005             2,874           --           951       3,825
                                -------      -------       -------     -------
Adjustments/Charges               1,144        1,129           351       2,624
Cash utilizations                (1,728)          --          (483)     (2,211)
Non-cash utilizations/other          --       (1,129)           --      (1,129)
                                -------      -------       -------     -------
Balance July 3, 2005              2,290           --           819       3,109
                                -------      -------       -------     -------
Adjustments/Charges                 880           --           980       1,860
Cash utilizations                  (876)          --        (1,052)     (1,928)
Non-cash utilizations/other        (416)          --            --        (416)
                                -------      -------       -------     -------
Balance October 2, 2005         $ 1,878      $    --       $   747     $ 2,625
                                =======      =======       =======     =======

Interest Expense

     Interest expense for the third quarter of 2005 was $24.5 million, an increase of $0.6 million, or 2.5 percent from $23.9 million in 2004's third quarter. Interest expense for the nine months ended October 2, 2005 was $74.4 million, an increase of $7.7 million, or 11.5 percent, from $66.7 million for the nine months ended October 3, 2004. The increases resulted from increased borrowings and increased interest rates.

Loss on early extinguishment of debt

     The loss for the first nine months of 2005 represents the write-off of debt issuance costs in connection with the termination of the 2003 credit agreement.

Income Taxes

     The effective income tax rates for the third quarter and first nine months of 2005 differs from the U.S. federal statutory rate primarily as a result of lower foreign tax rates, the effects of state taxes and the provision of a valuation allowances on certain losses in foreign jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2005, DURA used cash from operations of $52.9 million, compared to generating cash from operations of $60.9 million in the same period last year. Cash generated from operations before changes in working capital items was $61.0 million for the first nine months of 2005 a decrease from the $77.9 million for 2004 as a result of a net loss in 2005 versus net income in 2004. Non-cash working capital used cash of $113.9 million in the first nine months of 2005 compared to $17.0 million in 2004. The increased cash usage for working capital resulted primarily resulted from increased accounts receivable including the termination by a major customer of its accelerated payment program and delayed payment by several major customers at quarter end. Two days after quarter end, we received approximately $30 million of such delayed payments.

     Net cash used in investing activities was $49.0 million for the first nine months of 2005 compared to $57.3 million used in 2004. In the first nine months of 2004, $13.3 million was used for acquisitions, $12.6 million was used for the final purchase option for the Reiche acquisition, and $0.7 million was used for a purchase price adjustment for the Creation Group acquisition. In the first nine months of 2005, $4.3 million was used for an investment in property, plant and equipment of a Chinese joint venture. Net capital expenditures totaled $44.7 million for the first nine months of 2005, which is line with 2004's $44.0 million. The capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs.

     Net cash generated in financing activities totaled $7.3 million for the first nine months of 2005 compared to using cash of $16.6 million in 2004. Approximately $11.4 million of this amount represents the cash proceeds of the deferred gain on termination of interest rate swaps.

     In February 2005, DURA amended its 2003 Credit Agreement to, among other things, adjust the total leverage, senior leverage and interest coverage ratios that it was required to maintain over the next six quarters beginning April 3, 2005. DURA repaid $35.0 million of the Tranche C term loan, in conjunction with this amendment.

     In May 2005, DURA entered into new senior secured credit facilities with an aggregate borrowing capacity of approximately $325 million, consisting of a five-year $175 million asset-based revolving credit facility ("2005 Credit Agreement") and a six-year $150 million senior secured second lien term loan. Interest under these facilities is based on LIBOR. The senior secured second lien term loan is due and payable in its entirety in May 2011. Proceeds of $144.0 million, net of transaction costs for the new revolver and the senior secured second lien term loan were used to repay 's existing $111 million term loan C facility and general corporate purposes. The revolver is an asset-backed revolving credit facility, which is supported by a borrowing base that is calculated monthly. Availability under the revolver is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. On October 2, 2005, our liquidity under the new senior secured credit facilities was $250.5 million at October 2, 2005, which includes cash of $93.7 million. The revolver is secured by certain U.S. and Canadian assets and a 65 percent pledge of the stock of our foreign subsidiaries. The senior secured second lien term loan is secured by all of the U.S. assets and a 65 percent pledge of the stock of certain of foreign subsidiaries. In connection with the termination of the 2003 Credit Agreement, we wrote-off debt issuance costs of approximately $3.3 million during the second quarter of 2005. At October 2, 2005, we had no borrowings outstanding under the revolving credit facility.

     DURA is limited as to its ability to declare or make certain dividend payments or other distributions of assets under its 2005 Credit Agreement, Senior Notes and Subordinated Notes. Certain distributions relating to items such as a company stock purchase program, tax sharing arrangements, as required under our Preferred Securities, are permitted.

     We also utilize uncommitted overdraft facilities to satisfy the short-term working capital requirements of its foreign subsidiaries. Currently we have overdraft facilities available from banks of approximately $14.4 million.

     Included in interest expense, net, in the consolidated statements of operations is approximately $0.7 million and $0.9 million of interest income earned on cash balances in the quarters ended October 2, 2005 and October 3, 2004, respectively and $2.0 million and $2.1 million for the nine months ended October 2, 2005 and October 3, 2004, respectively.

     DURA's principal source of liquidity is cash flow generated from operations and borrowings under its unused $175 million revolving credit facility. We believe that such funds will be sufficient to meet our liquidity needs for at least the next twelve months. Our principal use of liquidity will be to meet debt service requirements, finance capital expenditures and to provide working capital availability. We expect capital expenditures in 2005 to approximate $70 million. These capital expenditures will be used primarily for equipment and dedicated tooling purchases and facility improvements. The expected capital expenditures are below the estimated annual depreciation expense of $82 million in 2005.

     Our ability to service our indebtedness will depend on our and the automotive industry's future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond our control. DURA believes that, based upon current levels of operations, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet its other obligations and commitments, DURA might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the New Credit Agreement. In the event that DURA is unable to refinance its various debt facilities or raise funds through asset sales, sales of equity or otherwise, our ability to pay principal of, and interest on, its debt would be impaired. Future operating results will significantly influence our ability to reduce borrowings and attract additional financing, through either stock or debt offerings.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

     DURA typically experiences decreased revenues and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations. The recreational vehicle market is seasonal in that sales in the fourth quarter are normally at reduced levels.

EFFECTS OF INFLATION

     Inflation potentially affects us in two principal ways: first, a significant portion of our debt is tied to prevailing short-term interest rates, which may change as a result of inflation rates, translating into changes in interest expense; and secondly, general inflation can impact material purchases, labor and other costs, and most importantly, the ability of our customers to produce vehicles at attractive customer prices. In many cases, DURA has limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that we serve. In the past few years, however, inflation has not been a significant factor.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of DURA's revenues during the three and nine months ended October 2, 2005, were derived from manufacturing operations in Europe, Canada, China and Latin America. The results of operations and the financial position of our operations in these countries are principally measured in their respective currencies and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that cost of sales and other expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currencies.

     DURA's significant Euro denominated operations were favorably impacted by the Euro strengthening against the U.S. dollar in the first nine months of 2005. This favorable exchange rate change resulted in increased U.S. dollar revenues in 2005 of approximately $9 million increase in the third quarter and approximately $51 million for the first nine months, as compared with the same periods last year. The fluctuation of the Euro exchange rate to the U.S. dollar also significantly impacts our consolidated debt levels. At October 2, 2005, approximately $126.2 million of debt is denominated in Euro or other foreign currencies.

     A significant portion of our assets at October 2, 2005, are based in its foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, DURA's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currencies.

     DURA's strategy for management of currency risk relies primarily upon conducting its operations in such countries' respective currencies and may, from time to time, engage in hedging programs intended to reduce 's exposure to currency fluctuations.

NEW ACCOUNTING PRONOUNCEMENTS

     The FASB revised SFAS No. 123 in December 2004 and issued SFAS No. 123(R). This Statement supercedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005. As a result, DURA is required to adopt SFAS No. 123(R) as of January 1, 2006. As of the effective date, this Statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. DURA may also elect to restate prior periods by applying a modified retrospective method to periods prior to the effective date. See Note

3 for SFAS No. 123 required disclosures and the estimated impact of adoption of SFAS 123(R) if it had been adopted as of the beginning of the periods presented and for the potential impact on the next three year's compensation expense had the current options not been fully vested on October 27, 2005.

     The Emerging Issues Task Force ("EITF") has recently released EITF Issue No. 05-05, "Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements)". Altersteilzeit (ATZ) in Germany is an early retirement program designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. EITF Issue 05-05 will require, as of the beginning of 2006, DURA to accrue special retirement benefits. We are currently reviewing the impact, if any, to DURA, but do not believe it will be material.

     The FASB issued on July 15, 2005, for comment an exposure draft of a proposed interpretation to SFAS 109 on the accounting for uncertain tax positions, that seeks to reduce widespread diversity in accounting for income taxes. The exposure draft requires that a tax position meet a "probable recognition threshold" for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The exposure draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. The proposed initial effective date for this interpretation has been withdrawn FASB as they consider further deliberations on the comments they received, which could result in modifications to the proposed interpretation. Until a more defined proposed interpretation is issued, we cannot determine the potential impact of this proposed interpretation on our recording of deferred tax assets. While still under review, we believe any material tax position we have taken will meet the currently defined "probable recognition threshold".

FORWARD-LOOKING STATEMENTS

     All statements, other than statements of historical fact, included in this Form 10-Q, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-Q, the words "anticipate", "believe", "estimate", "expect", "intends", and similar expressions, as they relate to, are intended to identify forward-looking statements. Such forward-looking statements are based on the beliefs of DURA's management as well as on assumptions made by and information currently available to us at the time such statements were made. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward-looking statements, including factors which are outside our control, such as risks relating to: (i) the degree to which we are leveraged; (ii) our reliance on major customers and selected models; (iii) the cyclicality and seasonality of the automotive market; (iv) the failure to realize the benefits of recent acquisitions and joint ventures; (v) obtaining new business on new and redesigned models; (vi) our ability to continue to implement our acquisition consolidation and cost reduction strategies; and (vii) the highly competitive nature of the automotive supply industry. All subsequent written and oral forward-looking statements attributable to DURA or persons acting on behalf of it are expressly qualified in their entirety by such cautionary statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On May 12, 2005, DURA terminated its fixed to floating interest rate swap contracts having an aggregated notional amount of $400 million, which we established in conjunction with the 2002 Senior Notes and 2003 Senior Notes offerings, respectively. DURA realized a cash net gain of $11.4 million upon their settlement. This gain is being amortized over the remaining life of the 2003 and 2002 notes. At October 2, 2005, the deferred gain is approximately $10.8 million and is classified in other noncurrent liabilities. On May 16, 2005, DURA entered into a new set of fixed to floating interest rate swap contracts, expiring in April 2012 and also having an aggregate notional amount of $400 million with various financial institutions, replacing those that were terminated. At October 2, 2005, these outstanding interest rate swap contracts effectively converted $400 million of our Senior Notes into floating rate obligations. DURA receives payments at a fixed rate (8.625%), while it makes payments at variable rates (7.38% at October 2, 2005). The net interest paid or received is included in interest expense. DURA designated these swap contracts as fair value hedges at their inception. At October 2, 2005, the fair value of the interest rate swap contracts was a liability of approximately $6.2 million, representing the estimated loss that would accrue if we were to terminate the agreements, and is included in noncurrent liabilities with a corresponding decrease to debt in the accompanying condensed consolidated October 2, 2005 balance sheet.

     From time to time, DURA also uses forward exchange contracts to hedge its foreign currency exposure related to certain intercompany transactions. There were no contracts outstanding at October 2, 2005.

     There have been no other material changes to our exposures to market risk since October 2, 2005.

ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of October 2, 2005, an evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED OCTOBER 2, 2005

     There were no significant changes in our internal control over financial reporting that occurred during the Company's quarter ended October 2, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                    AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

Item 1. Legal Proceedings:

     Other than as reported in 's 2004 Annual Report on Form 10-K under the caption "Legal Proceedings," DURA is not currently a party to any material pending legal proceedings, other than routine matters incidental to the business of DURA.

Item 6. Exhibits and Reports on Form 8-K:

     (a)  Exhibits

          31.1 Certification by Lawrence A. Denton, President, Chief Executive
               Officer and Director

          31.2 Certification by Keith R. Marchiando, Vice President, Chief
               Financial Officer

          32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          During the three months ended October 2, 2005, for which this report is filed, Dura Automotive Systems, Inc. filed the following report on Form 8-K:

               July 28, 2005, Form 8-K reporting under "Item 2.02 Results of Operations and Financial Condition" disclosing earnings for the three months ended July 3, 2005.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DURA AUTOMOTIVE SYSTEMS, INC.


Date: November 14, 2005               By /s/ Keith R. Marchiando
                                         ---------------------------------------
                                         Keith R. Marchiando
                                         Vice President, Chief Financial Officer
                                         (Principal accounting and financial
                                         officer)

                                  EXHIBIT INDEX

Exhibit 31.1   Certification by Lawrence A. Denton, President, Chief Executive
               Officer and Director

Exhibit 31.2   Certification by Keith R. Marchiando, Vice President, Chief
               Financial Officer

Exhibit 32.1   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002