Form 10-K
period 2005-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2006-03-16
CIK 1016177

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K


(MARK ONE)


    [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
            1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                             OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
            OF 1934
            FOR THE TRANSITION PERIOD FROM            TO



                         COMMISSION FILE NUMBER: 0-21139
                          DURA AUTOMOTIVE SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)




                    DELAWARE                                         38-3185711
         (State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                        Identification Number)

 2791 RESEARCH DRIVE, ROCHESTER HILLS, MICHIGAN                         48309
    (Address of principal executive offices)                         (Zip Code)


               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (248) 299-7500

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                      CLASS A COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.  Yes [ ]     No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities
Act.  Yes [ ]     No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]     Accelerated filer [X]     Non-accelerated
                                    filer [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     The aggregate value of Common Stock held by non-affiliates of the Registrant was $78,885,583 as of June 30, 2005, based upon the closing price of the Registrant's Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of March 8, 2006, the Registrant had outstanding 18,814,806 shares of Common Stock.

                                  ------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information is incorporated into Part III of this report by reference to the Proxy Statement for the Registrant's annual meeting of stockholders to be held on May 17, 2006 to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          DURA AUTOMOTIVE SYSTEMS, INC.

                                      INDEX





                                     PART I
Item 1.  Business.........................................................    3
Item 1A. Risk Factors.....................................................   16
Item 1B. Unresolved Staff Comments........................................   24
Item 2.  Properties.......................................................   24
Item 3.  Legal Proceedings................................................   25
Item 4.  Submission of Matters to a Vote of Security Holders..............   25

                                    PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities................   25
Item 6.  Selected Financial Data..........................................   25
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................   26
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......   38
Item 8.  Financial Statements and Supplementary Data......................   39
Item 9.  Changes and Disagreements With Accountants on Accounting and
         Financial Disclosure.............................................   83
Item 9A. Controls and Procedures..........................................   83
Item 9B. Other Information................................................   87

                                    PART III
Item 10. Directors and Executive Officers of the Registrant...............   87
Item 11. Executive Compensation...........................................   87
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................   87
Item 13. Certain Relationships and Related Transactions...................   87
Item 14. Principal Accountant Fees and Services...........................   87

                                    PART IV
Item 15. Exhibits and Financial Statement Schedule........................   88
Signatures................................................................   92

                                     PART I

ITEM 1.  BUSINESS

     Dura Automotive Systems, Inc. (a Delaware Corporation) is a holding company whose predecessor was formed in 1990. Dura Automotive Systems, Inc. and its subsidiaries (collectively referred to as "DURA", "Company", "we", "our" and "us") is a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive and recreation & specialty vehicle ("RVSV") industries.

     We sell our products to every major North American, Asian and European automotive original equipment manufacturer ("OEM") and most RVSV OEMs. We have 63 manufacturing and product development facilities located in the United States ("U.S."), Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom ("UK"). We also have a presence in India, Japan, and Korea through sales offices, alliances or technical licenses.

     Over the past fifteen years, the automotive components supply and RVSV industries have undergone significant consolidation and globalization as OEMs reduced their supplier base. In order to lower costs and improve quality, OEMs are awarding sole-source contracts to full-service suppliers who have the capability to design and manufacture their products on a global basis. The OEMs' criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are seeking suppliers capable of providing complete systems and modules rather than suppliers who only provide separate component parts.

     In response to these trends, over the past several years we pursued a disciplined investment strategy that has provided a wider variety of product, manufacturing and technical capabilities. We have broadened our geographic coverage and strengthened our ability to design and manufacture products on a global basis. As a full-service supplier with strong OEM relationships, we expect to continue to benefit from the supply base consolidation trends.

     We continued to focus on the diversification of our customer and product base. Approximately 57% of 2005 revenues were generated from sales to the top automotive OEMs in the world including, General Motors ("GM"), Ford, Toyota, DaimlerChrysler, Renault-Nissan, Volkswagen, PSA Group ("PSA"), Honda and BMW. European sourced sales to the big three customers (DaimlerChrysler, Ford and General Motors) were 14% of consolidated revenue, with 22% being sourced in North America in 2005. In 2005, 40% of our overall automotive revenues were realized in Europe with the remainder primarily being realized in the America's. In addition, the trend toward module sourcing has enabled us to expand our customer base to include large Tier 1 automotive suppliers, including Lear Corporation ("Lear") and Johnson Controls, Inc. ("JCI") which accounted for approximately 11% of our revenues in 2005. Additionally, approximately 16% of our revenues in 2005 came from RVSV customers including Fleetwood, Winnebago, Coachmen, Jayco and numerous aftermarket distribution channels.

  INDUSTRY TRENDS

     Our performance and growth are directly related to certain trends within the automotive and RVSV markets.

     Increasing Electronic and Technological Content. The electronic and technological content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality, and affordable convenience options as a result of increased communication abilities in vehicles as well as increasingly stringent regulatory standards for energy efficiency, emissions reduction, and increased safety. Mechatronic systems utilize microprocessors and software to control the motion of mechanical devices. Mechatronics is a growing market, as the electronic content on automobiles is expected to rise to between 35% and 40% of a car's total cost by 2010, versus 25% in 2004. This environment will present substantial growth opportunities to suppliers with the capability to design both the mechanical and electronic portions of mechatronic systems and deliver optimized system performance and value to OEM customers.

     In 2005, we entered into a joint venture agreement with Olhotronic GmbH to develop, manufacture and sell electronic modules used in mechatronic systems for the automotive and RVSV industries. The new joint venture company conducts business under the name Duratronics GmbH and is headquartered in Lohne, Germany.

Duratronics' products will be integrated with our portfolio of mechatronic control systems and sold worldwide to automotive and RVSV OEMs, as well as to dealerships and consumers through aftermarket channels. Duratronics' initial products will include systems such as: shifter indication; electronic seating controls; anti-pinch window electronics; and a portfolio of by-wire systems.

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

     Continuous Cost and Performance Improvement. In order to continue to respond to increasingly competitive market pricing dynamics, suppliers are establishing comprehensive plans to remove waste from the enterprise value stream. This includes optimizing the design of products and manufacturing processes above previous generations for improved efficiency and value. Suppliers with the ability to generate savings through processes such as six sigma, lean manufacturing, value analysis and value engineering ("VA/VE"), and warranty analysis, coupled with strong execution and disciplines in advanced product quality planning ("APQP") will be successful in offering continuous improvement in value.

     Safety Performance. Government agencies develop, promote, and implement educational, engineering and enforcement programs directed toward ending preventable tragedies and improving occupant safety related with vehicle use and highway travel. These agencies also establish standards for safety performance criteria that every new motor vehicle sold in a specified region must meet. Standards range from those focused on crash avoidance features (such as brakes and lighting) to ensuring vehicle crashworthiness through testing occupant restraint systems (safety belts and airbags) and to protecting against fires (fuel integrity). These standards set forward test procedures and specific performance requirements. Vehicle manufacturers are required to certify that each new vehicle sold meets all of the applicable standards. Should a vehicle fail any aspect of the standard, the manufacturer is required to recall the vehicle and fix the problem. Vehicle manufacturers and suppliers strive to continuously improve vehicle and component safety performance. These efforts include the creation of stringent safety programs aimed toward saving lives, preventing injuries, and reducing traffic-related health care and other economic costs. Suppliers with proven track records in developing and manufacturing products that exceed government and OEM quality and safety standards offer significant value to vehicle manufacturers and are at an advantage versus suppliers of non-safety related products. We have extensive experience in the design and manufacturing of safety related products. A majority of our products are designed and tested to meet the stringent safety standards set both by governments and OEMs.

     System and Module Sourcing. OEMs increasingly seek suppliers capable of manufacturing complete systems or modules of a vehicle rather than suppliers who only produce individual components. By outsourcing complete systems or modules, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to beginning production. Often the modules are supplied to OEM factories on a just-in-time basis, which involves the complex sequencing of discrete modules with specific vehicle build schedules. Suppliers with in-line-vehicle-sequencing ("ILVS") capabilities will have access to these contract opportunities. We continue to invest in and expand our ILVS capabilities for products such as complex glass modules, shifters and exterior trim packages.

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

     Ongoing Industry Consolidation. OEMs have continued to reduce their supplier base, awarding sole-source contracts to full-service suppliers. As a result, OEMs currently work with a smaller number of suppliers each of which supplies a greater proportion of the total vehicle. Suppliers with sufficient size, geographic scope and financial resources can best meet these requirements. This environment provides an opportunity to grow by obtaining business previously provided by other non full-service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control and reliability of delivery, product design capability, financial strength, new technology implementation, facilities and overall management. Suppliers that obtain superior ratings are considered for new business. These OEM practices resulted in significant consolidation of component suppliers in certain segments. We believe that opportunities exist for further consolidation within the vehicle component supply industry. This is particularly true in Europe, which has many suppliers with relatively small market shares.

  BUSINESS STRATEGY

     Our primary business objective is to capitalize on the technology, globalization and system sourcing trends in the automotive supply and RVSV industries in order to be the leading provider of the systems we supply to customers worldwide.

     Presently, we are focusing on the following key strategies:

          Focus on Core Businesses. We continue to bolster our organic growth strategy by seeking complimentary partnerships and investments that provide a competitive advantage and growth opportunities for our core businesses. As part of this strategy, we have placed a greater emphasis on achieving higher returns on our investments and our individual business lines.

          Accelerate Investments in New Product and Process Technologies. We intend to accelerate our investments in new product and manufacturing process technologies to strengthen and differentiate our product portfolio. We also intend to continue our efforts to develop innovative products and manufacturing processes to serve our customers better globally and improve our product mix and profit margins.

          Maximize Low-Cost Production Capabilities. We continuously implement strategic initiatives designed to improve product quality while reducing manufacturing costs. In addition, we continually evaluate opportunities to maximize our facility and asset utilization worldwide. We also seek to capitalize on opportunities to expand our manufacturing capabilities in low-cost regions of the world, which are anticipated to develop into future domestic sales to emerging markets. In February 2006, we announced an operational restructuring plan designed to enhance performance optimization, worldwide efficiency and financial results. This plan is an acceleration of our previous strategies, focused on achieving improved financial results by year-end 2007. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect to complete this action by year-end 2007. In addition, our purchasing organization will aggressively cut costs throughout our supply chain resulting in a significant reduction of annual purchasing costs. Cash costs for the restructuring plan are expected to be approximately $100 million. These costs will relate primarily to employee severance, capital investment, asset impairment, facility closure and product move costs. We expect a three year payback on the investment. The savings are expected primarily through a lower average global wage rate, lower cost of purchased materials and operating efficiencies gained as a result of facility consolidations and reorganizations. The restructuring, we believe, can be financed with cash on hand and availability under our existing revolving credit facility.

          Reduce Debt. We will continue to focus on ways to strengthen our balance sheet by increasing our cash flow and applying proceeds from growth initiatives toward the reduction of debt. Through 2007, we will increase debt to finance our February 2006 restructuring initiative that is planned to enhance operational results. This plan should lead to improved profitability levels enabling us to reduce our debt. We work to maximize our cash flow available for debt reduction by boosting operating efficiencies, implementing a disciplined capital expenditure program and divesting non-core operating assets. We intend to continue leveraging our existing asset base through a disciplined capital expenditure program focused on return on invested capital. In addition, we intend to focus on strategic partnerships and alliances that require minimal upfront cash investments to pursue new business opportunities.

  COMPANY HISTORY

     DURA was formed in 1990 by Hidden Creek Industries ("Hidden Creek"), Onex Corporation ("Onex"), J2R Corporation ("J2R") and certain others for the purpose of acquiring certain operating divisions from the Wickes Manufacturing Company ("Wickes"). Onex is a publicly owned holding company based in Canada. Hidden Creek was a private industrial management partnership comprised of Onex and J2R and was based in Minneapolis, Minnesota. Hidden Creek provided certain strategic, financial and acquisition services to us since our inception. Onex, J2R and the principals of Hidden Creek divested their remaining Class B common stock in 2004 and are no longer affiliated with us.

     Our primary business objective has been to capitalize on the consolidation, globalization and system sourcing trends in the automotive supply and recreation vehicle industries in order to be the leading provider of the systems we supply to OEMs worldwide. A key element of our growth strategy has been to add to our ability to provide complete systems to our OEM customers. Historically, our growth has come from acquisitions. Since inception, our growth through acquisition included acquiring the following businesses:


NAME:                                                        ACQUISITION DATE
-----                                                        ----------------



Alkin Co. ..................................................       1994
Pollone S.A. ...............................................       1996
Rockwell Light Vehicle Systems France S.A. .................       1996
KPI Automotive Group........................................       1996
VOFA Group..................................................       1997
GT Automotive Systems, Inc. ................................       1997
Thixotech Inc. .............................................       1997
REOM Industries.............................................       1997
Universal Tool and Stamping Co., Inc. ......................       1998
Trident Automotive PLC......................................       1998
Hinge Business of Tower Automotive, Inc. ...................       1998
Excel Industries, Inc. ("Excel")............................       1999
Adwest Automotive PLC.......................................       1999
Metallifacture Limited......................................       1999
Seat Adjusting Business of Meritor Automotive, Inc. ........       1999
Jack Division of Ausco Products, Inc. ......................       2000
Bowden TSK..................................................       2000
Reiche GmbH & Co. KG Automotive Components ("Reiche").......       2000
Creation Group of Heywood Williams Group PLC ("Creation
  Group")...................................................       2003

     Through the integration of acquired companies, we have identified certain businesses as non-core and divested them as appropriate. Today all of these acquired businesses have been fully integrated and are managed as one company.

     In addition to acquisitions, we have also entered into strategic alliances and joint ventures that complement the company's core initiatives. The following is a list of significant ventures:


                                                  DATE OF DURA  DURA OWNERSHIP
JOINT VENTURE                                      INVESTMENT          %
-------------                                     ------------  --------------



DURA Vehicle Components Co., Ltd. ...............     1999            90%
DURA GANXIANG Automotive Systems (Shanghai) Co.,
  Ltd. ..........................................     2005            55%
DURATRONCIS GmbH.................................     2005            50%


     In February 2006, we announced that we are evaluating strategic alternatives involving three of our manufacturing operations located in Lage, Lippstadt and Rotenburg, Germany. At this time, no final decision has been made nor has the Board of Directors' approval been obtained concerning the ultimate strategy we will take. We have retained the services of a financial adviser to assist in developing alternatives, including solicitation of interest from prospective acquirers.

  PRODUCTS

     We are a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive and RVSV industries.

     Although a portion of our products are sold directly to OEMs as finished components, we use most of our products to produce "systems" or "subsystems," which are groups of component parts located throughout the vehicle which operate together to provide a specific vehicle function.

     A brief summary of each of our principal product categories is set forth below:


PRODUCT CATEGORY                                  DESCRIPTION
----------------                                  -----------



Driver Control Systems.... Adjustable and traditional pedal systems, electronic throttle controls, parking brake systems, cable systems,
                           hybrid electronic and traditional gear shift systems,
                           instrument panel beams
Seating Control Systems... 2, 4, 6 and 8-way power and manual seat adjusters, first, second and third row applications, complete seat
                           structures, seat recliner assemblies, electronic seating
                           control modules
Glass Systems............. Urethane and polyvinyl chloride ("PVC") glass encapsulated windows, integrated liftgate modules,
                           manual and power backlite windows, 1, 2 or 3-sided glass
                           modules, drop-door glass, hidden hardware glass and
                           integrated greenhouse systems
Door Systems and Modules.. Aluminum and steel body-in-white door modules, door frames, glass run channels, guide rails, window lift
                           systems, space frame body components, structural beams
                           and cross members
Engineered Assemblies..... Spare tire carriers, jacks and tool kit assemblies;
                           hood, tailgate, and seat latch systems; hood, tailgate,
                           and door hinge systems; RVSV leveling and landing
                           systems and towing hardware
Exterior Trim Systems..... Roof and waist moldings, side frame trim, A, B & C-
                           pillar cappings, body color trim and bright trim
RVSV Appliances........... Water heaters, furnaces, stoves and ranges


  CUSTOMERS AND MARKETING

     In 2005, approximately 75% of total worldwide light vehicle production occurred outside of North America. We derive a significant amount of our revenue from sales to OEMs located outside of North America. In Europe, we supply products primarily to Volkswagen, GM, Ford, BMW, PSA (Peugeot and Citroen), Renault-Nissan, and DaimlerChrysler.

     The North American automotive industry is led by GM, Ford, Toyota and DaimlerChrysler. New domestic manufacturers as a whole accounted for approximately 32% of the market in 2005. In North America, we supply products primarily to Ford, GM, DaimlerChrysler and Lear. We have also expanded our global presence through acquisitions and internal growth. We have added new customers and increased penetration into certain existing customers such as BMW, Volkswagen, Toyota, Renault-Nissan, Honda and PSA.

     See footnote 9 to the consolidated financial statements for more information relating to revenues and long-lived assets for each geographic area referenced above.

     Our automotive customers award contracts for a particular vehicle platform, which may include more than one car model. Such contracts range from one year to the life of the model, which is generally three to seven years, and do not require the customer to purchase a minimum number of parts. We also compete for new business to supply parts for successor models. Because we supply parts for a broad cross-section of both new and mature models, our reliance on any particular model is minimized. We manufacture products for many of the most popular car, light truck, sport utility and multi-activity-vehicle models in North America and Europe.

     Major customers for our RVSV products include Fleetwood, Winnebago, Thor, Damon, Jayco, Coachmen, Monaco, Motor Coach and Navistar. Sales and engineering groups are located in Elkhart, Indiana to service these customers. Customers in the RVSV products market generally negotiate annual pricing contracts without firm order commitments or long purchase order lead times. Therefore, the RVSV group does not have a significant backlog of orders at any particular time.

     Our sales and marketing efforts are designed to create overall awareness of our engineering, design and manufacturing capabilities and to have us considered and selected to supply our products for new and redesigned models of our OEM customers. Our sales and marketing staff works closely with our design and engineering personnel to prepare the materials used for bidding on new business as well as to provide a consistent interface between us and our key customers. Most of our sales and marketing personnel have engineering backgrounds which enable them to understand and participate in the design and engineering aspects of acquiring new business as well as ongoing customer service. We currently have sales and marketing personnel located in every major region in which we operate. When deemed appropriate, we also participate in industry trade shows and advertise in industry publications.

     Our sales distribution by geographic region for the years ended December 31, 2005, 2004 and 2003 was as follows:


                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                      ----------------
REGION                                                2005  2004  2003
------                                                ----  ----  ----



North America........................................  57%   59%   60%
Europe...............................................  40%   39%   38%
Other................................................   3%    2%    2%
                                                      ----  ----  ----
  Total.............................................. 100%  100%  100%
                                                      ====  ====  ====


     The following is a summary of our significant customers based on sales from continuing operations for 2005, 2004 and 2003:


                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                      ----------------
CUSTOMER                                              2005  2004  2003
--------                                              ----  ----  ----



Ford.................................................  19%   19%   20%
GM...................................................  10%   12%   14%
Lear.................................................  10%   11%   12%
Volkswagen...........................................  10%    9%    9%
DaimlerChrysler......................................   8%    8%    9%
BMW..................................................   4%    4%    4%
Renault-Nissan.......................................   2%    2%    2%
PSA..................................................   2%    2%    2%
JCI..................................................   1%    1%    1%
Toyota...............................................   1%    1%    1%
Honda................................................   1%    1%    1%
Fleetwood............................................   1%    1%    1%
Other................................................  31%   29%   24%
                                                      ----  ----  ----
  Total.............................................. 100%  100%  100%
                                                      ====  ====  ====



  DESIGN AND ENGINEERING SUPPORT

     We believe that engineering service and support are key factors in successfully obtaining new business. We utilize program management with dedicated program teams, which have full design, development, test and commercial issues under the operational control of a single manager. In addition, we have established cross-functional teams for each new program to ensure efficient product development from program conception through product launch.

     We continuously expand the multi-geographic-flexibility of our product development and manufacturing capabilities to support our customer's globalization plans. In doing so, we offer design, sales and manufacturing support near key customers in the major regions of the world. In 2004, we added a technology and sales center in Velizy, France, near the design headquarters of Renault-Nissan and PSA.

     Separate advanced technology groups have been established to maintain our position as a technology leader. The advanced technology groups have developed many innovative features in our products, including many features that were developed in conjunction with our customers. We utilize computer aided designs ("CAD") in the design process, which enables us to share data files with our customers via compatible systems during the design stage, thereby improving function, fit and performance within the total vehicle. We also utilize CAD links with our manufacturing engineers to enhance manufacturability and quality of the designs early in the development process.

     We have over 600 pending and issued patents. Because of the size and diversity of our patent portfolio and our current product innovation activities, issued patents expire and new applications are filed on a regular basis. Although we believe that, taken together, the patents and patents pending are significant, the loss, failure to issue or expiration of any particular patent or patent pending, would not be material to us.

  MANUFACTURING

     We employ a number of different manufacturing processes. We utilize flexible manufacturing cells wherever possible in all manufacturing operations. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a circular configuration, with the operators placed centrally within the configuration. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows us to maintain our product output consistent with our customers' requirements and reduce the level of inventory. We also pioneered and employ "Super-cell" configurations which locate primary capital equipment centrally among secondary assembly equipment, to reduce in-process inventory, improve quality, and reduce manufacturing costs.

     Assemblies such as jacks, parking brake levers, gear shifters and latches consist of between 5 and 50 individual components, which are attached to form an integrated mechanism. Although these assembly operations are generally performed in manufacturing cells, high-volume, automated assembly machines are employed where appropriate. The assembly operations construct the final product through hot or cold forging machines, staking and riveting the component parts. A large portion of the component parts are purchased from our outside suppliers. However, we manufacture many of our stampings, a process that consists of passing sheet metal through dies in a stamping press to form the metal into three-dimensional parts. We produce stamped parts using single-stage and progressive dies in presses, which range up to 800 tons. Through continuous improvement teams, which stress employee involvement, manufacturing processes are regularly upgraded to increase flexibility and efficiency; improve operating safety and quality; and minimize changeover times of the dies and fixtures.

     Our seat systems, door systems and body components use similar processes coupled with roll forming and stretch bending. Roll forming is a continuous process in which coiled steel is passed through a series of rollers which progressively form the metal into a consistently shaped section. When viewed from one end, the profile may be u-shaped for glass channels and roof rails. More complex shapes are processed for upper door profiles. Stretch bending involves clamping a length of the rolled profile at numerous points and then twisting or bending the metal to form contoured surfaces, such as door frames. Door and body components also require welding, grinding and polishing operations to provide a smooth finish.

     Cables are manufactured using a variety of processes, including plastic injection molding, extrusion, wire flattening, spring making and zinc die casting. Wire is purchased from outside suppliers and then woven into contra-twisted layers on tubular stranders and bunching machines to produce up to 19-wire stranded cable. Corrosion resistance is provided by a proprietary, ceramic coating applied during the stranding process. The cable then is plastic-coated by an extrusion process to provide a smooth, low friction surface that results in high efficiency and durability. Conduit is then produced by flattening and coiling wire, which is then extruded with a protective coating. Proprietary strand and conduit cutting machines enable efficient processing. Assembly operations are arranged in cells to minimize inventory, improve quality, reduce scrap, improve productivity and enhance employee involvement. The cables are assembled with various attachments and end fittings that allow the customer to install the cables to the appropriate mating mechanisms.

     Our glass systems broadly include two categories of products: mechanically framed glass and molded framed glass. Mechanically framed glass products are produced by putting glass panes through a series of processes, which include adding handles, hinges, aluminum and steel based edge frame assemblies, electrical connectors and fasteners. The production of molded framed glass products involves two primary molding processes: Reaction Injection Molding ("RIM") and High Pressure Injection Molding ("HPIM"). Both processes provide a "surround" to the glass panes that incorporates the styling, sealing and mechanical attachment features of the product. Our ability to utilize either process provides OEMs with the maximum advantage in terms of cost, styling imperatives and robustness. The glass panes used in the production of our glass systems are primarily purchased from outside suppliers. We produce certain of our RVSV glass panes internally.

     We utilize frequent communication meetings at all levels of manufacturing to provide training and instruction as well as to assure a cohesive, focused effort toward common goals. We encourage employee involvement in all aspects of our business and view such involvement as a key element in our success. We also aggressively pursue involvement from our suppliers, which is necessary to assure a consistent high quality and on time delivery of raw materials and components. Where practical, we utilize component suppliers in the design and prototype stages of the new product development to facilitate the most comprehensive, state-of-the-art designs available. We have made substantial investments in manufacturing technology and product design capability to support our products. This includes modern manufacturing equipment, fineblanking, sophisticated CAD systems and highly-trained engineering personnel. These advanced capabilities enable us to deliver superior product quality at globally competitive prices.

  QUALITY

     The automotive industry has established a global quality management system requirement known as ISO/TS 16949:2002. This requirement was specifically designed by the automotive sector and is recognized by all automotive manufacturers worldwide. Independent auditors must register suppliers as ISO/TS 16949:2002 compliant, no later than December 31, 2006 as a condition of doing business with specific automotive customers. Third party registration can only be obtained by demonstrating continuous improvement in manufacturing capability and support processes. We have ISO/TS 16949:2002 registrations at over 95% of our global automotive facilities as of December 31, 2005. In addition, we maintain registration to the ISO 9000 quality management system for facilities that serve the RVSV markets.

     Our facilities have been recognized by our customers over the last five years with various awards, such as the DaimlerChrysler Gold Award, recognition by DaimlerChrysler as a supporting role in the Blackbelt Project of the Year Award, Honda Quality and Delivery Performance Awards, Isuzu Quality Achievement Award, Lear Hall of Fame Award, Nissan Quality Master Award, Nummi Delivery Performance Award, PPG Delivery Award, Subaru Quality Achievement Award, Toyota Quality Performance Achievement and Volkswagen Premier Supplier Award. We have also received an "A" rating at Peugeot and Renault. Moreover, our RVSV group has been the recipient of Fleetwood Industries Circle of Excellence: Quality Supplier Award for many years as well as WDA Supplier of the Year.

     We maintain an environmental management system at our automotive manufacturing locations. The system meets the ISO 14001 standard and is registered by independent third party auditors. The environmental management system assists us in being a clean corporate citizen and provides a framework for managing environmental aspects.

  COMPETITION

     We operate in a highly competitive environment. We principally compete for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the OEMs manufacture such models for the public. Once a supplier has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for our products include product quality and reliability, cost, timely delivery, technical expertise and development capability, new product innovation and customer service. The number of our competitors has decreased due to the supplier consolidation resulting from changing OEM policies. Some of our competitors have substantial size, scale and financial resources.

     In addition, there is substantial and continuing pressure by the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as ourselves. Historically, we have been able to generate sufficient cost savings to offset these price concessions.

     We are a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules, exterior trim systems and appliances for the global automotive and RVSV industries. Set forth below is a brief summary of our most significant competitors in several major product categories:

  DRIVER CONTROL SYSTEMS:

     Automotive Cables. We are the leading producer of automotive cables in both North American and Europe. Major competitors include Teleflex Incorporated ("Teleflex"), Ficosa International, S.A. ("Ficosa") and Hi-Lex Corporation ("Hi-Lex") in North America and Kuester & Co. GmbH ("Kuester"), Ficosa and Sila Holding Industriale ("Sila") in Europe.

     Parking Brakes. We are the leading producer of parking brakes in North America. Traditional parking brake competitors include Flex-N-Gate, Magna International Inc. ("Magna"), Ficosa, Otscon and Aisin Seiki. Competitors in the electronic parking brake market include Kuester, TRW and Siemens VDO.

     Transmission Shifters. We are a leading producer of transmission shifters in North America. Major competitors include Grand Haven Stamped Products, Teleflex, and Tokai Rika. Our competitors in Europe include Lemforder, Teleflex, Ficosa, and Sila.

     Pedal Systems. Our primary competitors in pedal systems include KSR, Drivesol, and Magna in North America.

  SEATING CONTROL SYSTEMS:

     Our primary competitors are the in-house operations of Lear, Intier (Magna), JCI, and Faurecia. In addition, independent competitors include Brose Fahrzeagteile Glaswerke GmbH & Co. ("Brose"), C. Rob Hammerstein GmbH & Co. KG, Fischer and Keiper Recaro GmbH & Co.

  GLASS SYSTEMS:

     Our primary competitors in glass systems are Magna, Pilkington, PPG Inc., Guardian Industries, Inc. and Hehr International, Inc. in North America and Sekurit and Pilkington in Europe.

  ENGINEERED ASSEMBLIES:

     Hood Latches. We are a leading producer of hood latches in North America. Our primary competitors include Magna, Aisen Seiki and Pyeong HWA.

     Jacks. We are a leading producer of jacks in North America. Our primary competitors include Flex-N-Gate and Bosal.

     Tire Carriers. We are a leading producer of tire carriers in North America. Our primary competitors are Flex-N-Gate, Mivrag Cold Forming Technology Ltd., Edscha and Fabco.

     Hardware. We are a leading producer of RVSV hardware in North America. Our primary competitors include Cequent (TriMas Corporation), Shelby Industries and Lippert Components, Inc.

  STRUCTURAL DOOR MODULES:

     In this product group, we compete in door modules and window lift systems as well as other product areas. The primary competitors for door modules in North America and Europe include Brose, Delphi, ArvinMeritor, Magna, Matra, Wagon, Amerimax and Phillips and for window lift systems in North America, we compete with ArvinMeritor, Brose, Hi-Lex and Magna.

  EXTERIOR TRIM SYSTEMS:

     Our primary competitors in Europe for roof trim moldings, side frame trim, A, B, & C-pillar cappings and body color trim include WKW and Aries.

  RVSV APPLIANCES:

     Our primary competitors for RVSV appliances include Suburban Manufacturing (division of Airxcel) and Maytag Appliances/Magic Chef RV Products.

     Our competitors in Asia and South America include many of the same companies listed above by product category, who have opened facilities or formed joint ventures in these regions with existing manufacturers.

  SUPPLIERS AND RAW MATERIALS

     Our principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production, (3) glass in window systems and (4) aluminum in RVSV and Body & Glass extruded components. We do not manufacture or sell primary glass. We primarily purchase hot and cold rolled, galvanized, organically coated and aluminized steel. In general, the wire we used is produced from steel with many of the same previously mentioned characteristics except that it has a higher carbon content. We utilize plastic resin to produce the protective coating for cables and transmission shifter components. We employ just-in-time manufacturing and sourcing systems enabling us to meet customer requirements for faster deliveries while minimizing our inventory levels. We do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

     Overall, raw steel and purchased parts with steel content accounted for the most significant component of our raw materials costs in 2005. Steel prices increased significantly during 2004. This increase had a negative impact on our gross profit in 2005 and 2004. Steel prices declined somewhat during 2005 from the average in 2004. To offset increasing steel costs, we have entered into shorter term, 3-to-6 month supply agreements in the second half of 2005 and early in 2006 with certain steel service centers. We believe we can continue to obtain short term supply agreements. These arrangements do not contain minimum purchase requirements. These relationships allow us to order precise quantities and types of steel for delivery on short notice, thereby resulting in lower inventory levels. In addition, we occasionally "spot buy" steel from service centers to meet customer demand, engineering changes or new part tool trials. We manage our raw material costs to mitigate the effect of rising steel prices on our results of operations. This strategy includes working with suppliers to minimize the overall impact of rising costs for raw material and purchased parts through delaying the timing of any increase, selling steel waste and scrap at the highest possible price, increasing cost reduction programs throughout the business, and lastly, negotiating price relief from customers. Our results of operations will continue to be adversely affected by higher steel prices unless we are successful in passing along these increases to our customers or otherwise offset these increased raw material costs through other operating efficiencies.

     Other raw materials or components purchased by us include tools and dies, motors, fasteners, springs, rivets and rubber products, all of which are available from numerous sources.

  PRODUCT WARRANTY MATTERS

     We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of the products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against us or a requirement to participate in a product recall may have a material adverse effect on our business. OEMs are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to an OEM, an OEM may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented.

     We carry insurance for certain legal matters including product liability; however, we do not carry insurance for recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. We have established reserves for matters that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to management and discussions with legal counsel, it is the opinion of management that the ultimate outcome of the various current legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows; however, such matters are subject to many uncertainties, and the outcomes of individual matters are not predictable with assurance.

     The following are recent product warranty matters:

          In December 2002, Renault-Nissan issued a claim to us requesting payment for a recall of its Almera and Tino vehicles due to alleged malfunctions of the parking brake mechanism. This recall included approximately 125,000 vehicles manufactured world-wide. In September 2004, we settled this matter with Renault-Nissan.

     We agreed to pay Euro 3.0 million (approximately $3.7 million) and in return, received a release from further liability as a result of this recall and final payment was made in 2005.

          In September 2004, Lear issued a letter to us requesting our participation relating to a recall of Ford Windstar vehicles involving seat latches. The recall included approximately 335,000 vehicles. We have conducted our own investigation of this matter and believe we have met Lear's specific design specifications. Based on these facts, we believe that we have no responsibility for this recall.

          In January 2005, Ford notified us of a field service action on its Explorer vehicle due to alleged malfunction of the rear lift gate that was manufactured by us. The field action was instituted by Ford in September 2004 on a maximum of 956,000 vehicles. Ford has alleged that we have some responsibility for the malfunction; however, our review of the Ford material and our own investigation, supports our opinion that we have no liability or any responsibility for this matter. Ford has released us from any financial liability for this matter.

  ENVIRONMENTAL MATTERS

     We are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. We devote resources to complying with these requirements and several of our facilities are certified in accordance with ISO 14001, the international environmental management standard. Nonetheless, there can be no assurance that we operate at all times in complete compliance with all such requirements. We could be subject to potentially significant fines and penalties for any noncompliance that may occur. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls in 2006 or 2007.

     Some of our operations generate hazardous substances and some facilities have a history of manufacturing operations by prior operators. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any current or former properties or at a location where we have disposed of wastes, we may be held liable for the contamination, and the amount of such liability could be material.

     The Michigan Department of Environmental Quality ("MDEQ") is investigating contamination at our facility in Mancelona, Michigan. The investigation stems from the discovery in the mid-1990s of trichloroethylene ("TCE") in groundwater at the facility and offsite locations. We have not used TCE since we acquired the Mancelona facility, although TCE may have been used by prior operators. MDEQ has indicated that it does not consider us to be a responsible party for the contamination under the Michigan environmental statutes. We have been cooperating with the MDEQ, and have implemented MDEQ's due care requirements with respect to the contamination. MDEQ installed a municipal drinking water system in the area.

     The Mancelona groundwater contamination matter is subject to an indemnity from Wickes, the prior operator of the facility. Wickes agreed to indemnify us with respect to certain environmental liabilities up to a $2.5 million cap (which has not been reached). We will be obligated to indemnify Wickes with respect to any liabilities above such cap. Wickes has been paying indemnification claims relating to the Mancelona matter, subject to a reservation of rights. On May 17, 2005, Collins & Aikman, an affiliate of Wickes, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Wickes may seek to discharge its remaining indemnity obligation to us in connection with that reorganization.

     As part of a 1998 settlement relating to the Excel Main Street Well Field Site in Elkhart, Indiana, where TCE was detected in a municipal well field, we have a continuing payment obligation for operation and maintenance of a groundwater monitoring and treatment system near the well field. This obligation will likely continue for several years. The annual cost to operate these systems is not material. We are also completing cleanups at facilities in Einbeck, Germany, and Rotenburg, Germany.

     We have been named a potentially responsible party at several waste disposal sites, including the Himco Dump site in Elkhart County, Indiana, and the Lake Calumet site in Cook County, Illinois. Although the environmental laws provide for joint and several liability at such sites, liability is typically allocated among the viable parties involved. We believe that we may have limited liability at some of these sites and have established reserves based on our estimates of the potential liability at the other sites.

     We establish reserves for environmental liabilities when the liability is probable and the amount of the loss can be reasonably estimated. We cannot provide complete assurance, however, that our environmental liabilities will not materially exceed the current amount of our reserves.

  SEASONALITY

     Essentially all of our business is directly related to automotive and RVSV OEM production, which has demonstrated seasonality and is highly cyclical and depends on general economic conditions, consumer spending and confidence. Any significant reduction in vehicle production by automotive and RVSV OEMs would have a material adverse effect on our business.

     Our business is moderately seasonal as our primary North American customers historically halt operations for approximately two weeks in July for vacations and model changeovers and our European customers generally reduce production during the month of August. Accordingly, third quarter results may reflect this cyclicality.

  EMPLOYEES

     As of December 31, 2005, we employed approximately 8,000 people in North America, 6,800 in Europe and 1,000 in other regions of the world. A substantial number of our employees are members of unions. In the U.S. and Canada, we have collective bargaining agreements with several unions including: the UAW; the CAW; and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the U.S. and Canada have separate contracts. Each such contract has an expiration date independent of other labor contracts. The majority of our non U.S. and Canadian employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. Although we believe that our relationship with our union employees is generally good, there can be no assurance that we will be able to negotiate new agreements on favorable terms. In the event we are unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on our operations.

EXECUTIVE OFFICERS OF THE REGISTRANT:


NAME                        AGE                  POSITION(S)
----                        ---                  -----------



Lawrence A. Denton.......    55   Chairman of the Board of Directors,
                                  President and Chief Executive Officer
Milton D. Kniss..........    58   Executive Vice President and
                                  President -- Control Systems Division
Keith R. Marchiando......    43   Vice President, Chief Financial Officer
                                  and Assistant Secretary
John J. Knappenberger        59   Vice President
Theresa L. Skotak........    48   Vice President
Timothy C. Stephens......    45   Vice President and President -- Atwood
                                  Mobile Products Division
Jurgen von Heyden........    58   Vice President and President -- Body &
                                  Glass Division


     Lawrence A. Denton joined DURA as President and Chief Executive Officer in January 2003 and was elected Chairman in November 2005. From 1996 until 2002, Mr. Denton was President of Dow Automotive, a $1.3 billion business unit of The Dow Chemical Company. Prior to that, he spent 24 years with Ford, where he held a variety of senior management positions with increasing responsibility in manufacturing, quality, sales and marketing, engineering and purchasing. Mr. Denton is also currently a member of the Board of Directors of the Original Equipment Suppliers Association, the Motor & Equipment Manufacturer's Association, Kettering University, the Detroit Economic Club and Autotemp Company.

     Milton D. Kniss has served as Executive Vice President of Operations of DURA since May 2000 and President of the Control Systems Division since October 2000. From April 1991 until January 1994, Mr. Kniss served as Director of Michigan Operations for DURA. Mr. Kniss joined the predecessor in 1981 as a Divisional Purchasing Manager, served as Plant Manager of East Jordan, Michigan from 1982 until 1986, and Plant Manager of Gordonsville, Tennessee until 1991.

     Keith R. Marchiando was appointed Vice President and Chief Financial Officer effective March 2005. Mr. Marchiando served as DURA's Vice President and Corporate Controller since joining DURA in April 2003. Prior to joining DURA, Mr. Marchiando joined The Dow Chemical Company in 1997 and was instrumental in the formation of Dow Automotive, a $1.3 billion business unit, where he held the position of global finance director. Mr. Marchiando began his career at Ford in 1990, where he held finance positions of increasing responsibility in manufacturing, purchasing and product development.

     John J. Knappenberger has served as Vice President of Administration of DURA since December 1995 and is currently responsible for Purchasing, Quality and Information Technology. Prior to joining DURA, Mr. Knappenberger was Director of Quality for Carrier Corporation's North American Operations, manufacturers of heating and air conditioning systems, from February 1992. From 1985 to 1991, Mr. Knappenberger was employed by TRW, a supplier of components to the automotive industry, beginning as Director of Quality in 1985 for the Steering and Suspension Division and becoming Vice President, Quality for the Automotive Sector in 1990.

     Theresa L. Skotak has served as Vice President of Human Resources since May 2002. From March 1999 until May 2002 Ms. Skotak served as Director of Corporate Human Resources and from April 1997 until March 1999, Ms. Skotak served as Director of Human Resources for Excel. Prior to that Ms. Skotak was the Director of Human Resources, N.A. for the Assembly and Test Division of Lucas Industries.

     Timothy C. Stephens assumed the role of Vice President of DURA and President of its Atwood Mobile Products Division in February 2006. Mr. Stephens has been with DURA for the last 17 years serving in various management and manufacturing positions throughout DURA's worldwide operations, lastly as Vice President of the Shifter Cable Business Unit.

     Jurgen von Heyden has served as Vice President of DURA and President of the Body & Glass Division since February 2000. Mr. von Heyden previously served as Managing Director of DURA Body & Glass Systems GmbH in Plettenberg, Germany from March 1999 to February 2000. Prior to the acquisition of Excel, Mr. von Heyden served as the Managing Director/CEO of Excel's European Body & Glass division since 1997. Before joining Excel he was the Managing Director of Happich, later becoming Becker-Group. Mr. von Heyden has been in the automotive supplier industry since 1984 with professional training of Diplom-Ingenieur and Diplom-Wirtschaftsingenieur.

     There are no family relationships between any of DURA's executive officers or directors.

ITEM 1A.  RISK FACTORS

     Our business is subject to a number of risks and uncertainties. You should carefully read and consider the risk factors set forth below.

  WE ARE DEPENDENT ON OUR LARGEST CUSTOMERS AND ON SELECTED VEHICLE PROGRAMS.

     We are dependent on Ford, GM, Lear and Volkswagen as our largest customers. Our revenues from Ford, GM, Lear and Volkswagen represented approximately 19%, 10%, 10%,and 10% , respectively, of our revenues for 2005. The loss of Ford, GM, Lear or Volkswagen or any other significant customer could have a material adverse effect on us. The contracts we typically enter into with many of our customers, including Ford, GM, Lear and Volkswagen, provide for supplying the customers' requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the platform or model, usually three to seven years, and do not require the purchase by the customer of any minimum number of parts. Therefore, the loss of any one of such customers or a significant reduction in demand for certain other key models or a group of related models sold by any of our major customers could have a material adverse effect on our existing and future revenues and net income. In 2005, two of our key customers, General Motors and Ford, lost market share in North America above historical levels and, as a result, significantly reduced their production volumes. From time to time, we are involved in product liability and pricing claims with certain of our significant customers. As a result of these claims, it is possible that our relationship with these customers could be adversely affected.

  THE CURRENT FINANCIAL CONDITION OF THE AUTOMOTIVE INDUSTRY IN THE UNITED STATES COULD HAVE A NEGATIVE IMPACT ON OUR ABILITY TO FINANCE OUR OPERATIONS.

     Several of our key North American customers face significant business challenges due to increased competitive conditions and recent changes in consumer demand. In operating our business, we depend on the ability of our customers to timely pay the amounts we have billed them for tools and products. Any disruption in our customers' ability to pay us in a timely manner because of financial difficulty or otherwise would have a negative impact on our ability to finance our operations. In addition, because of the challenging conditions within the U.S. automotive industry, many automotive suppliers have filed for bankruptcy. In light of these conditions, our suppliers could impose restrictive payment terms on us that would have a negative impact our ability to finance our operations.

  OUR INABILITY TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE AUTOMOTIVE SUPPLY INDUSTRY COULD RESULT IN THE LOSS OF CUSTOMERS, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR REVENUES AND OPERATING RESULTS.

     The automotive component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger and have greater financial and other resources than we do. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. There can be no assurance that our products will be able to compete successfully with the products of these other companies, which could result in the loss of customers and, as a result, decrease revenues and profitability.

     We principally compete for new business both at the beginning of the development of new models and upon the redesign of existing models by our major customers. New model development generally begins two to five years prior to the marketing of such models to the public. The failure to obtain new business on new models or to retain or increase business on redesigned existing models could adversely affect our business and financial results. In addition, as a result of the relatively long lead times required for many of our complex structural components, it may be difficult in the short-term for us to obtain new sales to replace any unexpected decline in the sale of existing products. We may incur significant expense in preparing to meet anticipated customer requirements which may not be recovered.

  IN THE LAST THREE FISCAL YEARS, WE HAVE EXPERIENCED DECLINING GROSS MARGIN, AND WE MAY NOT SUCCEED IN RETURNING TO HISTORICAL GROSS MARGIN LEVELS.

     Our gross margin has declined in each of the last three fiscal years from 13.8% in 2002 to 12.2% in 2003, 11.2% in 2004 and 11.0% in 2005. These declines were a result of a number of factors including declines in North American OEMs automotive production levels from previous levels resulting in lower fixed cost absorption, and increased raw material costs that could not be passed along fully to our customers. We cannot assure you that our gross margin will improve or return to prior historical levels, and that any further reduction in customer demand for the products that we supply would not have an further adverse effect on our gross margin. A lack of improvement in our future gross margin levels would harm our financial condition and adversely impact our business.

  IF WE ARE UNABLE TO OBTAIN OUR RAW MATERIALS AT FAVORABLE PRICES, IT COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

     Numerous raw materials are used in the manufacture of our products. Our principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production and (3) glass in window systems. The types of steel we purchase include hot and cold rolled, galvanized, organically coated and aluminized steel. Overall, steel accounted for the most significant component of our raw material costs in 2005. Steel prices increased during 2004 to cyclical highs and remained at that level during part of 2005, which had a negative impact on our gross profit in 2004 and 2005. To the extent we are not able to pass on fully increased steel and other raw material costs to our customers in a timely fashion or otherwise able to offset these increased operating costs, our business, results of operations and financial condition will continue to be adversely affected. Moreover, we may be materially and adversely affected by the failure of our suppliers to perform as expected.

  OUR GROSS MARGIN AND PROFITABILITY WILL BE ADVERSELY AFFECTED BY THE INABILITY TO REDUCE COSTS OR INCREASE PRICES.

     There is substantial continuing pressure from the major OEMs to reduce costs, including the cost of products purchased from outside suppliers. In addition, our business has a substantial fixed cost base. Therefore, our profitability is dependent, in part, on our ability to spread fixed production costs over increasing product sales. If we are unable to generate sufficient production cost savings in the future to offset price reductions and any reduction in consumer demand for automobiles resulting in decreased sales, our gross margin and profitability would be adversely affected. In addition, our customers often times require engineering, design or production changes. In some circumstances, we may not be able to achieve price increases in amounts sufficient to cover the costs of these changes.

  CYCLICALITY AND SEASONALITY IN THE AUTOMOTIVE, RECREATION AND SPECIALTY VEHICLE MARKETS COULD ADVERSELY AFFECT OUR REVENUES AND NET INCOME.

     The automotive, recreation and specialty vehicle markets are highly cyclical and both markets are dependent on general economic conditions and other factors, including consumer spending preferences and the attractiveness of incentives offered by OEMs, if any. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Economic factors adversely affecting automotive production and consumer spending could adversely impact our revenues and net income. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in demand for our products. The weakness in the North American OEMs automotive market has adversely affected our operating results in 2005, and the weakness is expected to continue for some time. In addition, because we have significant fixed production costs, relatively modest declines in our customers' production levels can have a significant adverse impact on our profitability. Our business is also somewhat seasonal. We typically experience decreased revenues and operating income during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers.

  WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR FOREIGN OPERATIONS THAT COULD HARM OUR REVENUES AND PROFITABILITY.

     We have significant operations in Europe, Canada, Asia and Latin America. Certain risks are inherent in international operations, including:

     - difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

     - foreign customers may have longer payment cycles than customers in the United States;

     - tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

     - currency fluctuations and devaluations;

     - general economic conditions, political unrest and terrorist attacks against American interests in countries where we operate may have an adverse effect on our operations in those countries;

     - exposure to possible expropriation or other governmental actions;

     - difficulties associated with managing a large organization spread throughout various countries; and

     - required compliance with a variety of foreign laws and regulations.

     As we continue to expand our business globally, our success will be dependent, in part, on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or our business, results of operations and financial condition as a whole.

  CURRENCY EXCHANGE RATE FLUCTUATIONS COULD HAVE AN ADVERSE EFFECT ON OUR REVENUES AND FINANCIAL RESULTS.

     We generate a significant portion of our revenues and incur a significant portion of our expenses in currencies other than U.S. dollars. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars. The strengthening of the foreign currencies in relation to the U.S. dollar had a positive impact on our 2005 revenues of $40.0 million; in 2006, such currencies are currently experiencing a decline.

  OUR BUSINESS MAY BE DISRUPTED SIGNIFICANTLY BY WORK STOPPAGES AND OTHER LABOR MATTERS.

     Many OEMs and their suppliers have unionized work forces. Work stoppages or slow-downs experienced by OEMs or their suppliers could result in slow-downs or closures of assembly plants where our products are included in assembled vehicles. In the event that one or more of our customers experiences a material work stoppage, such work stoppage could have a material adverse effect on our business.

     As of December 31, 2005, a substantial number of our employees were unionized. We have collective bargaining agreements with several unions including the United Auto Workers, the Canadian Auto Workers, the International Brotherhood of Teamsters and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the United States and Canada have separate local contracts with the union which represents the workers employed there, with each such contract having an expiration date independent of other labor contracts. The majority of our non U.S. and Canadian employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts which are not specific to any one employer. As a result, we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees, any of which could have an adverse effect on our operations or may limit our flexibility in dealing with our workforce.

  OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY ENVIRONMENTAL, HEALTH AND SAFETY REQUIREMENTS.

     We are required to comply with federal, state, local and foreign laws and regulations governing the protection of the environment and occupational health and safety, including laws regulating the generation, storage, handling, use and transportation of hazardous materials; the emission and discharge of hazardous materials into soil, air or water; and the health and safety of our colleagues. We are also required to obtain and comply with environmental permits for certain operations. We cannot assure you that we are at all times in complete compliance with such laws, regulations and permits. If we violate or fail to comply with the requirements, we could be fined or otherwise sanctioned by regulators. In some instances, such a fine or sanction could be material. In addition, we have made and will continue to make capital and other expenditures to comply with environmental requirements. Environmental requirements may become more stringent over time and we cannot assure you that we will not incur material environmental costs or liabilities in the future.

     We are also subject to laws requiring the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination at our past or present facilities and at third-party sites to which these facilities sent wastes. If a release of hazardous substances occurs at or from any of our current or former facilities or another location where we have disposed of wastes, we may be held liable for the contamination, and the amount of such liability could be material. We are currently conducting a cleanup of contamination at certain facilities in Germany. We are monitoring environmental contamination at certain facilities in North America. We have also been named a potentially responsible party for cleanup costs at two "Superfund" cleanup sites. We have established accounting reserves for these contamination liabilities, but we cannot assure you that our liabilities will not exceed our reserves.

  WE MAY BE ADVERSELY AFFECTED BY PRODUCT LIABILITY EXPOSURE CLAIMS.

     We face an inherent business risk of exposure to product liability claims in the event that the failure of our products to perform to specifications results, or is alleged to result, in property damage, bodily injury and/or death. We cannot assure you that we will not incur significant costs to defend these claims or that we will not experience any material product liability losses in the future. In addition, if any DURA-designed products are, or are alleged to be defective, we may be required to participate in a recall involving those products.

     Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more vehicle assembly functions, OEMs are increasingly looking to their suppliers for contribution when faced with product recalls, product liability or warranty claims. We cannot assure you that the future costs associated with providing product warranties will not be material. A successful product liability claim brought against us in excess of available insurance coverage or a requirement to participate in any product recall may have a material adverse effect on our results of operations or financial condition. In addition, OEMs are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to an OEM, an OEM may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied did not perform as represented.

     Over the past five years, we have been involved in a number of product warranty matters. In the aggregate, we incurred charges of $2.8 million, $2.1 million and $2.0 million in 2005, 2004 and 2003, respectively, in connection with product warranty matters.

     We carry insurance for certain legal matters including product liability; however, we do not carry insurance for warranty or recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. We have established reserves for matters that are probable and estimable in amounts management believes are adequate to cover reasonable adverse judgments not covered by insurance; however, we cannot assure you that these reserves will be adequate to cover all warranty matters that could possibly arise. The outcome of the various legal actions and claims that are discussed above or other legal actions and claims that are incidental to our business may have a material adverse impact on our consolidated financial position, results of operations or cash flows.

  TECHNOLOGICAL AND REGULATORY CHANGES MAY ADVERSELY AFFECT US.

     Changes in legislative, regulatory or industry requirements or competitive technologies may render certain of our products obsolete. Our ability to anticipate changes in technology and regulatory standards and to develop and introduce new and enhanced products successfully on a timely basis will be a significant factor in our ability to grow and to remain competitive. We cannot assure you that we will be able to achieve the technological advances that may be necessary for us to remain competitive or that certain of our products will not become obsolete. We are also subject to the risks generally associated with new product introductions and applications, including lack of market acceptance, delays in product development and failure of products to operate properly.

  WE MAY MAKE STRATEGIC ACQUISITIONS AND ALLIANCES, WHICH PRESENT ADDITIONAL RISKS.

     Part of our growth strategy includes pursuing strategic acquisitions and alliances. We cannot assure you that we will be able to consummate acquisitions or alliances in the future on terms acceptable to us, if at all. In addition, we cannot assure you that the integration of any future acquisitions will be successful or that the expected strategic benefits of any future acquisitions or alliances will be realized. Acquisitions may involve a number of special risks, including, but not limited to:

     - adverse short-term effects on our reported operating results;

     - diversion of management's attention;

     - difficulties assimilating and integrating the operations of the acquired company with our own; and

     - unanticipated liabilities or contingencies relating to the acquired company.

  WE MAY INCUR RESTRUCTURING CHARGES THAT WOULD REDUCE OUR EARNINGS.

     During the last several years, we have evaluated our worldwide manufacturing capacity utilization and opportunities for cost savings in light of conditions in the North American and European automotive and recreational vehicle markets. As a result of these evaluations, we have taken several actions including closing certain facilities, combining facilities, reducing and consolidating certain support activities and disposing of certain business units. We have recorded restructuring charges and charges related to discontinued operations as a result of these actions over the last several years. Our reported earnings will be reduced in the event as we incur additional charges in the future as a result of the current and any additional restructuring activities undertaken by us.

  WE MAY NOT ACCOMPLISH THE OBJECTIVES OF OUR FEBRUARY 9, 2006 RESTRUCTURING IMITATIVE.

     In February 2006, we announced a restructuring plan that we anticipate to be complete by the end of 2007. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. Cash costs for the restructuring plan are expected to be approximately $100 million, which includes estimated capital expenditures between $25 and $35 million. The remaining costs will relate primarily to employee severance, capital investment, facility closure and product move costs. The majority of these expenditures will occur by year end 2007.

     As part of this initiative, we have identified certain key actions that must be accomplished to achieve our projected cost savings:

     - Our customers, as industry practice, must approve the movement of the production of their parts along with prequalifying (PPAP) the new production facility and production lines;

     - Our customers must agree these cost reduction actions are being made to meet our previously agreed to price reduction commitments;

     - The representatives of our affected employees must support the streamlining and moving of operations in a timely manner in order that we meet the cost reduction objectives in the planned time period; and

     - We must execute this initiative in the prescribed time period (all actions must be accomplished by the end of 2007).

     Any failure to obtain substantial completion of any of these key actions may result in us not reaching a sufficient profitability level to enable us to: beneficially refinance debt coming due in 2009; maintain the recorded goodwill valuation; and not record a valuation reserve against the deferred income tax benefits recognized for net operating loss and research and experimental tax credit carryforwards.

  WE MIGHT FAIL TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY OR THIRD PARTIES MIGHT ASSERT THAT OUR TECHNOLOGIES INFRINGE ON THEIR INTELLECTUAL PROPERTY.

     As part of our business strategy, we intend to accelerate our investment in new product and process technologies in an effort to strengthen and differentiate our product portfolio. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. We rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe their proprietary rights. In either case, litigation which could result in substantial costs and diversion of our efforts, might be necessary, and whether or not we are ultimately successful, the litigation could adversely affect our business.

  OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR OUTSTANDING INDEBTEDNESS.

     We have a significant amount of indebtedness. As of December 31, 2005, we had $1,150.7 million of outstanding debt (excluding the fair market value of interest rate swap agreements), and $339.7 million of stockholders' investment. Our ratio of earnings to fixed charges for the year ended December 31, 2005, was 1.0x (See Exhibit 12.1). In addition, we may incur substantial additional indebtedness in the future. Our existing senior secured revolving credit facility ("Credit Agreement"), provides for borrowings up to $175.0 million, which may be increased by up to $50.0 million, subject to compliance with certain financial covenants and borrowing conditions set forth therein.

     Our indebtedness could have several important consequences, including but not limited to the following:

     - our ability to obtain additional financing in the future for working capital, capital expenditures, potential acquisition opportunities, general corporate purposes or other purposes may be impaired;

     - our ability to finance our international operations in an effective tax manner if we are unable to maintain the prescribed fixed charge ratio;

     - fluctuations in market interest rates will affect the cost of our borrowings, if not hedged by interest rate hedge agreements, because a substantial portion of our indebtedness, is payable at variable rates;

     - we are more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

     - a substantial portion of our cash flow from operations will be dedicated to the repayment of our indebtedness, including indebtedness we may incur in the future, and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

     - there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and

     - we may be more vulnerable to economic downturns, may be limited in our ability to withstand competitive pressures and may have reduced flexibility in responding to changing business, regulatory and economic conditions.

     Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations over the next 24 months. Significant assumptions underlie this belief, including among other things, that we will continue to be successful in implementing our business strategy and restructuring initiatives; and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancings or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our indentures and our existing Credit Agreement and $150.0 million senior secured second lien term loan ("Second Lien Term Loan", collectively with Credit Agreement, "Credit Facilities"). In the event that we were unable to refinance our existing indebtedness or raise funds through asset sales, sales of equity or otherwise, our ability to pay principal of, and interest on, the indebtedness would be impaired.

  DESPITE OUR SUBSTANTIAL INDEBTEDNESS, WE MAY STILL INCUR SIGNIFICANTLY MORE DEBT, WHICH COULD FURTHER EXACERBATE THE RISKS DESCRIBED ABOVE.

     As of December 31, 2005, we could have incurred $125.5 million of additional indebtedness under the terms of our existing Credit Agreement. The terms of the indentures governing our outstanding debt securities could permit us to incur significant further indebtedness in the future.

  TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     Our ability to make payments on our indebtedness, and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our future liquidity needs for the foreseeable future.

     We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Agreement or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to borrow under our Credit Agreement may be constrained by conditions including limits on borrowings exceeding specified percentages of the applicable borrowing base.

     We have two significant public debt amortizations due in 2009 and 2012; 9% senior subordinated notes due May 2009 ("Senior Subordinated Notes") in the amount of $523.9 million; and 8 5/8% senior unsecured notes due April 2012 ("Senior Unsecured Notes") in the amount of $400.0 million.

     A substantial portion of our indebtedness bears interest at floating rates, and therefore if interest rates increase, our debt service requirements will increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our Credit Facilities and our outstanding debt securities, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all. In addition, the indentures relating to our debt securities and our Credit Facilities, may restrict our ability to take any of these actions.

  RESTRICTIVE COVENANTS IN OUR EXISTING SENIOR CREDIT FACILITY AND THE INDENTURES GOVERNING OUR DEBT SECURITIES MAY RESTRICT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGIES.

     The indentures governing our debt securities and our existing Credit Facilities limit our ability, among other things, to:

     - incur additional indebtedness;

     - pay dividends, repurchase our capital stock or make certain other restricted payments or investments;

     - make investments;

     - sell assets;

     - consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

     - create liens.

     The ability of our foreign subsidiaries to incur any form of indebtedness is prohibited under our indentures if we do not meet the fixed charge coverage ratio, as defined therein, of at least 2 to 1. In addition, our Credit Agreement includes other and more restrictive covenants that prohibit us from prepaying our other indebtedness, while indebtedness under our Credit Agreement is outstanding. Our Credit Agreement requires us to maintain a minimum fixed charge coverage ratio if excess availability, as defined, falls below $35 million.

     The restrictions contained in our Credit Facilities and the indentures governing our debt securities could:

     - limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

     - adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

     A breach of any of these restrictive covenants or our inability to comply with the required financial ratios could result in a default under our Credit Facilities and indentures. If a default occurs, the lenders under our Credit Agreement may elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable which would result in an event of default under our outstanding notes. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings. If we are unable to repay outstanding borrowings when due, the lenders will also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under either of our Credit Facilities and debt securities were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full the indebtedness and our other indebtedness.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.  PROPERTIES

     Our world headquarters is located in Rochester Hills, Michigan. We lease this facility, which is approximately 100,000 square feet, a portion of which is used for product development activities.

     We believe that the productive capacity and utilization of our facilities is sufficient to allow us to conduct our operations in accordance with our business strategy. All of our United States and Canadian owned facilities are subject to liens under our Credit Facilities. The following table shows our principal facilities as of December 31, 2005:


                                                                NUMBER OF
COUNTRY                                                           SITES
-------                                                         ---------



Brazil.........................................................      1
Canada.........................................................      3
China..........................................................      3
Czech Republic.................................................      3
France.........................................................      3
Germany........................................................      9
Japan..........................................................      1
Mexico.........................................................      3
Portugal.......................................................      2
Romania........................................................      1
Slovakia.......................................................      1
Spain..........................................................      3
United Kingdom.................................................      2
United States..................................................     28
                                                                    --
                                                                    63
                                                                    ==



     Our manufacturing facilities have a combined square footage in excess of
7.8 million; approximately 78% of which is owned and approximately 22% is leased. We will continue to evaluate our worldwide capacity utilization and may consolidate the operations of certain manufacturing facilities and technical centers.

     In some cases, several of our manufacturing sites, technical centers and/or product development centers and sales activity offices are located at a single multi-purpose site. As of December 31, 2005, we had sites that contain technical design and development capabilities in each of the major regions that support customers around the world.

     We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current manufacturing needs. Utilization of our facilities varies with automotive and RVSV production volumes and general economic conditions.

     In 2006, as part of our restructuring plan, we expect to shift production to our Eastern European and Mexican operations.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in routine litigation incidental to the conduct of our business. We do not believe that any litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of 2005.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Class A Common Stock is traded on The Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "DRRA." The following table sets forth, for the periods indicated, the low and high closing sale prices for the Class A common stock as regularly quoted on Nasdaq.


                                                             LOW    HIGH
                                                           ------  ------



2005:
  First Quarter........................................... $ 4.44  $10.60
  Second Quarter..........................................   3.40    5.15
  Third Quarter...........................................   4.02    6.68
  Fourth Quarter..........................................   2.24    4.21
2004:
  First Quarter........................................... $12.01  $16.60
  Second Quarter..........................................   8.77   13.61
  Third Quarter...........................................   7.10    9.15
  Fourth Quarter..........................................   6.51   10.87


     As of March 2006, there were 911 holders of record of the outstanding Class A common stock.

     We have not declared or paid any dividends on our Common Stock in the past and do not anticipate paying dividends in the foreseeable future. Any future payment of dividends is within the discretion of the Board of Directors and will depend upon, among other factors, the capital requirements, operating results and financial condition of DURA. In addition, our ability to pay dividends is limited under the terms of our Senior Unsecured Notes indenture and the Senior Subordinated Notes indenture and by the terms of our Credit Facilities. See "Management's Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources."

     We did not repurchase any of our equity securities during the period covered by this report.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data for DURA presented below for, and as of the end of each of the years in the five-year period ended December 31, 2005, is derived from our Consolidated Financial Statements which have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. The consolidated financial statements at December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 and the independent auditor's report thereon are included elsewhere in this report. The consolidated financial statements at December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 are not included herein. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and our Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report. The comparability of the information in the table below is impacted by: (i) the adoption of certain new accounting pronouncements, including Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002, which resulted in an goodwill impairment charge of

$205.2 million in 2002, Financial Accounting Standards Board ("FASB") Interpretations ("FIN") 46, "Consolidation of Variable Interest Entities -- An Interpretation of Accounting Research Bulletin No. 51", ("FIN 46"), effective December 31, 2003, SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64 resulting in a reclassification of $55.2 million of mandatory redeemable convertible trust preferred securities to long-term debt in 2003; Amendment of FASB Statement No. 13; and Technical Corrections" and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("SFAS No. 146"), effective January 1, 2003, (ii) our disposal of the Mechanical Assemblies Europe business, which has been accounted for as a discontinued operation that resulted in an loss on discontinuation of $0.1 million in 2005, $0.7 million in 2004, $2.8 million in 2003, and $126.6 million in 2002; and (iii) the Creation Group acquisition in June 2003, which is more fully discussed in the Management's Discussion and Analysis of Results of Operations and Financial Condition section included elsewhere in this report.


                                              YEARS ENDED DECEMBER 31,
                               -----------------------------------------------------
                                  2005       2004       2003       2002       2001
                               ---------  ---------  ---------  ---------  ---------
                                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



INCOME STATEMENT DATA:
Sales, net.................... 2,344,139  2,492,543  2,380,794  2,360,323  2,333,705
Depreciation and
  Amortization................    80,361     83,388     77,567     69,321     89,634
Operating Income..............    89,986    105,679    126,994    172,621    134,896
Net Income (Loss).............     1,814     11,723     22,338   (288,671)    11,219
Basic Earnings per Share......      0.10       0.67       1.37       2.39       1.19
Diluted Earnings per Share....      0.10       0.66       1.35       2.31       1.18
BALANCE SHEET DATA:
Working Capital...............   183,151    254,557    248,010    212,063     80,642
Long-term Debt................ 1,150,733  1,195,617  1,192,876  1,069,054  1,012,127
Capital Expenditures..........    66,817     67,208     67,673     54,312     67,108
Propery, Plant, and Equipment,
  net.........................   458,258    487,106    488,363    444,479    476,972
Goodwill, net.................   854,296    906,584    859,022    774,983    962,467
Total Assets.................. 2,075,209  2,223,921  2,115,432  1,936,933  2,121,604
Stockholders' Investment......   339,707    407,491    330,587    204,802    442,397


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This report contains forward-looking statement within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements, including any statement regarding trends in future revenues or results of operations, gross margins or operating margins, expenses, earnings or losses from operations, restructuring charges, future product developments and their marketability, any statements regarding pending claims, including legal, warranty and environmental issues, any statements regarding future economic or industry conditions, any statements of expectations or belief, and any statement of assumptions underlying any of the foregoing. Generally, forward-looking statements are typically identified by use of the words such as "may", "will", "should", "expect", "anticipate", "believe", "estimate" and similar words, although some forward-looking statements may be expressed differently. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to those items listed under Item 1A. Risks Factors.

     This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.

OVERVIEW

     We faced significant challenges in 2005 in the automotive industry, and the RVSV industry continued to show strength. Factors affecting the automotive industry in 2005 included: General Motors and Ford lost market share in North America; the shift in consumer demand from SUVs to passenger cars; continued pricing pressure from our customers; raw materials prices continued to be at cyclical highs; and employee related costs, including medical and post-retirement. The RVSV industry volumes in 2005 were higher than the record volumes in 2004. Automotive industry factors had a negative impact on our results in 2005 and will likely continue to adversely affect our operating results over the near term.

     Two years ago, our management implemented a four-point strategy to grow our business and improve our balance sheet. This strategy consisted of: 1) improving asset utilization and lowering our manufacturing costs; 2) reviewing our business portfolio to ensure we were investing only in growing businesses with acceptable returns; 3) focusing on product innovation as a catalyst for organic growth, versus the previous acquisition strategy; and, 4) improving our balance sheet by reducing debt. We believe we have made progress toward achieving our organic growth and worldwide operating efficiency goals. As described above, the automotive industry environment has changed since we developed our four-point strategy, and, as a result, we must step up our speed of implementation.

     We have established the need to accelerate our first area of strategic focus: improving our asset utilization and lowering our manufacturing costs. In February 2006, we announced a global operational restructuring plan designed to enable us to improve our profitability and strengthen our financial results. We believe it is imperative that we accomplish this restructuring by the end of 2007 to afford us the financial flexibility to grow our business and meet our debt obligations. We also have improved our quality and delivery performance during the last several years.

     In our second area of strategic focus, we deployed a structured product portfolio process to identify those businesses that could best contribute to our technology and growth goals. In addition, we opened our new technology center near Paris, France, and realized significant increase in business from French customers in less than 24 months. In 2005, we complemented our electronics capability with the creation of DURATRONICS, a joint venture company with Olhotronics GmbH of Germany, to support Mechatronic development and manufacturing. To capitalize on emerging markets in China, we formed the joint venture DURA GANXIANG Automotive Systems, Co., Ltd., in 2005, gaining access to vehicle manufacturers in China such as Shanghai Volkswagen, FAW-Volkswagen, Shanghai General Motors, Chery Motors and China Brilliance. In support of capital efficient growth programs, we secured a license to manufacture and market the DURA RackLift(TM) all plastic window lift system.

     In our third area of strategic focus, our innovation initiatives yielded several new product prospects that we have commercialized, such as power adjustable pedals, the industry's first capable hybrid shift by wire system, flush-glass sliding window systems, the first all plastic window lift system, and our automatic power leveling system for the RVSV market. We also have promising products currently in design like our trackless power sliding door systems, electronics to support many of our existing mechanical products, and consumer convenience products such as sliding load floors.

     In our fourth area of strategic focus of debt reduction, due to the factors discussed above we have been unable to reduce debt. We believe that we will increase borrowings over the next two years to fund new restructuring actions necessary to obtain the profitability level required to significantly reduce our debt.

SIGNIFICANT ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 2 of the consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

     Revenue Recognition and Sales Commitments. We recognize revenue when title passes to our customers, which occurs primarily when products are shipped from our facilities to our customers. We enter into agreements with our customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by us, fulfillment of the customers' purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contracts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amount of such losses as of December 31, 2005 and 2004 were not significant.

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired that is subject to annual impairment testing in accordance with the provisions of SFAS No. 142. Other intangible assets at December 31, 2005 are $17.6 million primarily consisting of non-amortizable trademarks and amortizable license agreements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS No. 142 effective January 1, 2002.

     Upon adoption of SFAS No. 142, we completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of our four reporting units (Control Systems, Body & Glass, Atwood Mobile Products and Other Operating Companies). Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to our Control Systems and Other Operating Companies reporting units was lower than its book value, resulting in a transitional impairment charge of $205.2 million, representing the write-off of 25% of the Control Systems reporting unit goodwill and 100% of the Other Operating Companies reporting unit goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations for the quarter ended March 31, 2002. Under the valuation techniques and approach applied by us in our SFAS No. 142 analysis, if a change in certain key assumptions is applied, such as the discount rate, projected future cash flows and mix of cash flows by geographic region, it could significantly impact the results of our assessment. At May 1, 2005, holding other variables constant, a 50 basis point increase in the discount rate used by us in our SFAS No. 142 analysis would not result in an impairment of goodwill.

     We perform impairment tests annually, during the second quarter, and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon our annual assessment during 2005, no impairment of goodwill or other intangible assets has occurred . If we do not obtain the financial results planned for in our February 2006 restructuring initiatives, further impairment of our goodwill could occur.

     Restructuring Charges. We recognize restructuring charges in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", SFAS No. 112 "Employer's Accounting for Post-employment Benefits", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." Such charges relate to exit activities and primarily include employee termination charges, lease expenses net of any actual or estimated sublease income, employee relocation, asset impairment charges, moving costs for related equipment and inventory, and other exit related costs associated with a plan approved by senior level management. The recognition of restructuring charges requires us to make certain assumptions and estimates as to the amount and when to recognize exit activity related charges. Quarterly, we re-evaluate the amounts recorded and will adjust for changes in estimates as facts and circumstances change.

     Accounting for Income Taxes. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). As part of the process of preparing our consolidated financial statements, we estimate our income tax expense in each of the jurisdictions in which it operates. This process includes an assessment of temporary differences which result from the differing treatment of items for financial reporting and income tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that included the enactment date. We have provided deferred income benefits on domestic and foreign Net Operating Loss Carryforwards to the extent we believe we will utilize them in future tax filings. If we do obtain the future profitability level used to estimate the utilization of these carryforwards, or future forecasts are at a lower profitability than current forecasts, we will be required to provide a valuation allowance against the related deferred income tax asset.

     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $68.8 million as of December 31, 2005, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily certain net operating loss carryovers. The valuation allowance is based on our review of all available positive and negative evidence, including our past and future performance in the jurisdictions in which it operates, the market environment in which it operates, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2005 was $73.5 million, net of a valuation allowance of $68.8 million. In addition, during 2003 and 2004, we recorded total losses from discontinued operations of $129.4 million related to the disposition of the Mechanical Assemblies Europe business. We have not recorded tax benefits for these losses as we believe it is more likely than not that such benefits will not be realized.

     We operate within multiple tax jurisdictions and are subject to audits in these jurisdictions. Upon audit, these taxing jurisdictions could retroactively disagree with our tax treatment of certain items. Consequently, the actual liabilities with respect to any year may be determined long after financial statements have been issued. We establish tax reserves for estimated tax exposures. These potential exposures result from varying applications of statutes, rules, regulations, case law and interpretations. The settlement of these exposures primarily occurs upon finalization of tax audits. However, the amount of the exposures can also be impacted by changes in tax laws and other factors. On a quarterly basis, we evaluate the reserve amounts in light of any additional information and adjust the reserve balances as necessary to reflect the best estimate of the probable outcomes. We believe that we have established the appropriate reserves for these estimated exposures. However, ultimate results may differ from these estimates. The resolution of these tax matters in a particular future period could have a material impact on our consolidated statement of operations and provision for income taxes.

     Defined Benefit Plans and Postretirement Benefits. We sponsor 13 defined benefit type plans that cover certain hourly and salaried employees in the U.S. and certain European countries. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have 9 postretirement medical benefit plans for certain employee groups and have recorded a liability for our estimated obligation under these plans. In calculating obligation and expense, we are required to select certain actuarial assumptions. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries. We have historically used September 30 as our annual measurement date. For 2005, we assumed discount rates of 3.75 to 6.00% for our pension benefits, and 5.00 to 5.50% for our postretirement benefits other than pensions to determine our benefit obligations. Holding other variables constant (such as expected return on plan assets and rate of compensation increase), a one percentage point decrease in the weighted average discount rate would have increased our expense by $1.8 million and obligations by $40.1 million.

     We employ a building block approach in determining the expected long-term rate of return for plan assets, based on historical markets, long-term historical relationships between equities and fixed income and considering current market factors such as inflation and interest rates. Holding other variables constant (such as discount rate and rate of compensation increase) a one percentage point decrease in the expected long-term rate of return on plan assets would have increased our expense by $0.9 million. We expect to contribute $8.5 million to our pension plans and $1.3 million to our postretirement medical benefit plans in 2006.

     We employ a total return on investment approach in managing pension plan assets whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. At September 30, 2005, our measurement date, our North American pension assets are comprised of 63% equity securities and 37% debt securities. At September 30, 2005, our measurement date, our foreign pension assets are comprised of 60% equity securities, 34% debt securities and 6% other investments (cash).

     Specifically related to our postretirement medical benefit plans, assumed health care cost trend rates have a significant effect on the amounts reported for these plans. Holding other variables constant, a one percentage-point decrease in assumed health care cost trend rates would have decreased our expense by approximately $0.1 million and postretirement benefit obligation by approximately $1.3 million.

     While any negative impact of these Significant Accounting Policies would generally result in non-cash charges to earnings, the severity of any charge and its impact on stockholders' investment could adversely affect our borrowing agreements, cost of capital and ability to raise external capital. Our senior management has reviewed these Critical Accounting Policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosure in this management discussion and analysis.

RESULTS OF OPERATIONS


                                                           YEARS ENDED
                                                           DECEMBER 31,
                                                       -------------------
                                                        2005   2004   2003
                                                       -----  -----  -----



Revenue............................................... 100.0% 100.0% 100.0%
Cost of sales.........................................  89.0%  88.8%  87.8%
                                                       -----  -----  -----
Gross profit..........................................  11.0%  11.2%  12.2%
Selling, general and administrative...................   6.7%   6.0%   6.5%
Facility consolidation, asset impairment and other
  charges.............................................   0.5%   0.9%   0.4%
Amortization expense..................................   0.0%   0.0%   0.0%
                                                       -----  -----  -----
Operating income......................................   3.8%   4.3%   5.3%
Interest expense, net of interest income..............   4.3%   3.6%   3.4%
Gain (loss) on early extinguishment of debt...........   0.7%   0.0%   0.1%
                                                       -----  -----  -----
Income from continuing operations before provision for
  income taxes and minority interest..................   0.2%   0.7%   1.8%
Provision for income taxes............................   0.1%   0.2%   0.6%
Minority interest -- dividend on trust preferred
  securities, net in 2003.............................   0.0%   0.0%   0.1%
                                                       -----  -----  -----
Income from continuing operations.....................   0.1%   0.5%   1.1%
Loss from discontinued operations.....................   0.0%   0.0%   0.1%
                                                       -----  -----  -----
Net income............................................   0.1%   0.5%   1.0%
                                                       =====  =====  =====



     Revenues. Revenues for 2005 declined $148.4 million, or 6%, to $2,344.1 million from $2,492.5 in 2004 principally as the result of significant reductions in North American OEM requirements, particularly Ford and GM. Further declines in European production and motor homes in our RVSV business also contributed to lower revenues.

     North American 2005 light vehicle production remained fairly consistent with 2004's level; however, the Big 3 OEMs were down 4.7% for the year 2005 versus the year 2004. European overall production volumes were also down 0.8% for the year 2005 versus the year 2004. In addition to the volume reductions during 2005, we were negatively affected by unfavorable platform mix as certain of our customers and larger programs were down more than the broader industry. In the RVSV industry, volumes were up 3.9% in total for the year 2005 versus the year 2004, however, Class A motorized vehicles, a key segment to us, was down 18.1% for the year 2005 versus the year

2004. Fourth quarter 2005 sales in the RVSV industry was favorably impacted by sales to Federal Emergency Management Administration (FEMA) as a result of the hurricanes early in the year.

     Revenues for 2004 increased by $111.7 million, or 4.7%, to $2,492.5 million from $2,380.8 million in 2003. Factors that favorably impacted revenue in 2004 included the strengthening of foreign currencies in relation to the U.S. dollar, the effect of the acquisition of the Creation Group of $84.8 million and a strengthening RVSV market of $18.8 million. Factors that offset these favorable items were the impact of lower North American production volumes and selling price reductions.

     Our significant foreign denominated operations were favorably impacted by the overall currency strengthening against the U.S. dollar in 2005 and 2004. This favorable exchange rate change resulted in increased U.S. dollar revenues of $40.0 million in 2005, and $116.5 million in 2004. In fourth quarter of 2005, the EURO declined against the U.S. dollar resulting in a negative impact to sales as compared to the fourth quarter of 2004. We are not able to predict what the impact of future fluctuations of the foreign currency exchange to the U.S. dollar will have on our operations.

     During the third quarter of 2005, we learned Lear made the decision to internally manufacture the seat adjusters for the redesigned full-size GM light duty trucks and SUVs (GMT 900). We manufacture these products for the current design of these vehicles. As a result, our revenue with Lear is expected to decline as they begin manufacturing the GMT 900 program internally over the next two years.

     Cost of Sales. Cost of sales for 2005 increased slightly as a percent of sales from that experienced in 2004 and 2003. The majority of the increase can be attributed to lower absorption of fixed costs spread over lower production volumes in 2005 than in 2004, and increased temporary cost associated with the implementation of a new ERP system and centralization of certain support functions. Such factors are expected to continue until operations are streamlined, the new ERP system is implemented worldwide and the centralization of certain support functions is completed. Steel spot prices increased in the later half of 2005, the effect of which was minimized by us locking into six month contracts at the end of June 2005. Steel cost reduction and selling price recovery for increased steel costs favorably influenced our 2005 gross profit as compared to 2004. In 2004, we did not receive relief from our customers for the significant increased steel costs, which accounts for the majority of the increase in the cost of sale percentage from 2003.

     Effective June 30, 2005, we were released from a potential environmental exposure relating to a former manufacturing facility whose lease expired on that date. Accordingly, we reversed the remaining environmental exposure accrual to cost of sales resulting in a favorable $8.2 million impact for the year ended December 31, 2005. Based upon guidance from outside environmental legal counsel, we had determined in the fourth quarter of 2005 that $1.8 million of previously provided environmental reserves were no longer warranted. Accordingly, we reversed this reserve tocost of sales.

     Selling, General, and Administrative. Selling, general, and administrative expenses for 2005 increased in both dollars and percent of sales from 2004 as a result of increased engineering to develop new products, and increased general and administrative costs associated mainly with the efforts to centralize certain administrative functions and implementation of a new enterprise resource planning (ERP) systems, as discussed above. These increases were offset by lower selling expenses resulting from the streamlining of such function, and the freezing of certain salary increases and elimination of the discretionary U.S. 401k contribution.

     Selling, general, and administrative expenses for 2004 decreased from that experienced in 2003 through efforts to contain such costs. Selling, general and administrative expenses for 2004 and 2003 contain minor costs associated with the implementation of a new ERP system or the centralization of certain support functions.

     Our goal continues to be to consolidate certain selling, general and administrative functions and streamlining of others resulting in lower future costs.

     Facility Consolidation, Asset impairment and Other Charges. As a part of our ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Such costs include employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, asset impairments and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits", SFAS No. 112, "Employers' Accounting for Postemployment Benefits", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

     In connection with the streamlining of operations during 2005, the Company recorded facility consolidation, asset impairment and other charges of $11.4 million, consisting of severance costs of $6.7 million, asset impairment costs of $3.2 million and facility closure and other costs of $1.5 million.

     Major ongoing and 2005 completed restructuring actions are as follows:

     - During the fourth quarter of 2005, we began a streamlining of a North American plant that will be completed in 2007. Certain employee severance related charges approximating $1.6 million were recorded in accordance with SFAS No. 112 in 2005;

     - During the third quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline our Einbeck, Germany, manufacturing operation. This action is substantially completed and resulted in a total severance cost of $0.3 million in 2005;

     - During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline our Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter, we received approval for this action from the appropriate Workers' Council and Union. Full identification of the actual employees has not been completed, and accordingly we are not able to fully estimate the severance to be incurred, as it will be based on numerous factors depending on each individual's circumstances. This action is expected to be completed by December 2006, and could result in a total severance costs of approximately $4.3 million, of which $3.2 million has already been incurred;

     - During the first quarter of 2005, we announced a plan to migrate to one enterprise resource planning system and centralize many of our functional operations to better align with current business levels. These actions are ongoing as we continue to migrate our U.S. operations. We are anticipating total severance costs could be as high as $2 million domestically, of which $1.3 million has been incurred so far in 2005. We have not formalized the total impact to our international operations, since meaningful migration and centralization will not begin until mid 2006 and are estimated to be completed sometime in 2007. We do expect that upwards of 200 individuals could be impacted. We have not yet identified specifically which individuals or group of individuals will be impacted, or in which international locations they reside. Therefore we are not able to estimate the termination liability impact at this time. We do expect however that the international termination costs for this action will exceed the related estimate for our U.S. operations;

     - In 2004, we closed our Bondoufle, France, sales and engineering facility and relocated to Velizy, France, which is located near our French OEM customers. This action is complete and resulted in total restructuring charges of $0.2 million in 2004;

     - In 2004, we announced a plan to consolidate certain of our Body & Glass Division product lines in Europe. This action is complete and resulted in total charges of $3.3 million;

     - In 2004, we announced a plan to exit our Rockford, Illinois, facility and combine the business with other operations and relocate our Atwood Mobile Products division headquarters from Rockford, Illinois, to Elkhart, Indiana. This action is complete and resulted in total charges of $0.3 million in 2005 and $8.3 million in 2004;

     - In 2004, we announced a plan to exit our Brookfield, Missouri, facility and combine the business with other operations. This action is complete and resulted in total charges of $0.9 million in 2005 and $2.5 million in 2004;

     - In 2004, we exited our Pikeville, Tennessee, facility and combined the business with other operations. This action is complete and resulted in total charges of $0.2 million in 2005 and $3.0 million in 2004.

     Future Restructuring Plan. In February 2006, we announced an operational restructuring plan designed to enhance performance optimization, worldwide efficiency and financial results. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect to complete this action by year end 2007. Cash expenditures for the restructuring plan are expected to be approximately $100 million, which includes capital expenditures between $25 and $35 million. Restructuring cash expenses will relate primarily to employee severance, facility closure and product move costs. The restructuring plan will be financed with cash on hand and availability under our existing revolving credit facility. We believe that our current available liquidity will provide us with the funds necessary to execute this restructuring plan along with our on going operating cash requirements. Should our current liquidity not be adequate to fund the restructuring plan and/or our ongoing cash requirements for operations, we may be required to modify our plans.

     Asset Impairments. For the year ended December 31, 2005 and December 31, 2004, we recorded $3.2 million and $7.1 million, respectively, of asset impairment charges related to prior facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the consolidated statements of operations and were accounted for in accordance with SFAS No. 144.

     A rollforward of the accruals for facility consolidation, asset impairments and other charges by quarter for the year ended December 31, 2005 follows (in thousands):


                                    EMPLOYEE
                                  TERMINATION  ASSET IMPAIRMENT  FACILITY CLOSURE
                                    BENEFITS        CHARGES       AND OTHER COSTS   TOTAL
                                  -----------  ----------------  ----------------  -------



Balance December 31, 2004........   $ 5,306         $    --           $   522      $ 5,828
Adjustments/Charges..............     1,046             136               484        1,666
Cash utilizations................    (3,478)             --               (55)      (3,533)
Non-cash/foreign exchange
  impact/other...................        --            (136)               --         (136)
                                    -------         -------           -------      -------
Balance April 3, 2005............     2,874              --               951        3,825
                                    -------         -------           -------      -------
Adjustments/Charges..............     1,144           1,129               351        2,624
Cash utilizations................    (1,728)             --              (483)      (2,211)
Non-cash/foreign exchange
  impact/other...................        --          (1,129)               --       (1,129)
                                    -------         -------           -------      -------
Balance July 3, 2005.............     2,290              --               819        3,109
                                    -------         -------           -------      -------
Adjustments/Charges..............       880              --               980        1,860
Cash utilizations................      (876)             --            (1,052)      (1,928)
Non-cash/foreign exchange
  impact/other...................      (416)             --                --         (416)
                                    -------         -------           -------      -------
Balance October 2, 2005..........     1,878              --               747        2,625
                                    -------         -------           -------      -------
Adjustments/Charges..............     3,665           1,895              (313)       5,247
Cash utilizations................    (1,307)             --               (63)      (1,370)
Non-cash/foreign exchange
  impact/other...................      (284)         (1,895)              150       (2,029)
                                    -------         -------           -------      -------
Balance December 31, 2005........   $ 3,952         $    --           $   521      $ 4,473
                                    =======         =======           =======      =======



     Amortization Expense. Amortization expense for the year ended December 31, 2005 was $0.4 million, which is unchanged compared to $0.4 million in 2004.

     Interest Expense. Interest expense for the year ended December 31, 2005 increased by $10.5 million, or 11.7%, to $100.0 million from $89.5 million in 2004. Interest expense increased due to higher average interest rates on LIBOR based borrowings, increased borrowings during 2005, and less favorable impact of interest rate swaps. The fair value of the interest rate swap contracts was a net loss of $10.8 million in 2005 versus a net gain of $18.3 million in 2004.

     Gain on Early Extinguishment of Debt. During the fourth quarter of 2005, we retired through purchase, Senior Subordinated Notes with an approximate face value of $49.4 million resulting in a net pretax gain of $18.2, million after the write off of $0.4 million of associated deferred debt issuance costs.

     In the second quarter of 2005, we recognized a loss on early extinguishment of debt in the amount of $3.3 million relating to debt issuance costs written off when we terminated our 2003 Credit Agreement and entered into our new Credit Facilities in May 2005.

     Income Taxes. The effective income tax rates for 2005, 2004 and 2003 differ from the U.S. federal statutory rate primarily as a result of lower foreign tax rates, the effects of state taxes, the provision of a valuation allowances on certain losses in foreign jurisdictions and the adjustment to tax contingency reserves based upon specific events occurring during the periods. The effective rate for 2005 is higher than 2004's as a result of lower foreign tax holidays and valuation adjustments on foreign losses net of the beneficial impact of a settlement of a United States IRS audit issue. The effective rate decreased in 2004 from 2003, primarily as a result of the 2004 foreign tax holidays.

GEOGRAPHICAL RESULTS OF OPERATIONS

     (Refer to Consolidating Guarantor and Non-Guarantor Financial Information Footnote 13 to the consolidated financial statements contained in Item 8 of this Form 10-K for detailed financial information of our U.S. and international operations. The Non-Guarantor Companies financial information represents our non United States operations.)

     Our results of operations by geographic region are impacted by various factors including vehicle production volumes, foreign exchange and general economic conditions.

     We sell our products to every major North American, Asian and European automotive OEM and most RVSV OEMs. We have manufacturing and product development facilities located in the United States, Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom. We also have a presence in India, Japan and Korea through sales office, alliances or technical licenses.

     Our foreign business has been increasing as a percentage of total revenue due to the strengthening of foreign currencies in relation to the U.S. dollar and lower North American automotive production volumes. Foreign currency positively impacted revenue by $40 million in 2005 and $116.5 million in 2004. Sales in the North American region represented 56.9% of consolidated sales in 2005, 59.3% in 2004, and 60.1% in 2003.

     Geographically, we have experienced significant variability in income from continuing operations between each of the last three years. Our domestic region (North America) income from continuing operations has decreased over this period.

     Our profitability in the domestic region declined slightly in 2005 from 2004 as a ratio of sales, as fixed costs absorption was reduced due to lower production volumes, increased costs related to the implementation process for a new ERP system, and the centralization of certain support functions. These factors accounted for almost all of the $26.3 million decline in gross profit contributed by the domestic region. The domestic region's operating profit for 2005 was negatively impacted by higher selling, general and administrative expense as a result of increased engineering to develop new products, increased general and administrative costs associated mainly with the efforts to centralize certain support functions and implementation of a new ERP systems, and as a result of substantially higher facility and other consolidation costs. Our profitability in the domestic region weakened in 2004 as compared to 2003 due to the reduction in automotive production volumes; increased interest expense due to higher average interest rates; and the impact of steel was felt more severely in our domestic operations as steel pricing increased more significantly in North America during 2004. The North American region's operating profit represented 58.7% of consolidated operating profit in 2005, 69.2% in 2004, and 67.9% in 2003.

     Our profitability in the foreign region improved in 2005 as compared to 2004 due to lower manufacturing costs and lower selling, general and administrative costs. Facility consolidation charges and other costs remained fairly level year over year. Our 2004 profitability in the foreign region weakened from that experienced in 2003 as a result of increased facility consolidation costs, higher overall material costs and a negative net impact from foreign exchange.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

     We typically experience decreased revenues and operating income during the third calendar quarter of each year due to production shutdowns at OEMs for model changeovers and vacations. The RVSV market is seasonal in that sales in the fourth quarter are normally at reduced levels.

EFFECTS OF INFLATION

     Inflation potentially affects us in two principal ways. First, a significant portion of our debt is tied to prevailing short-term interest rates which may change as a result of inflation rates, translating into changes in interest expense. Second, general inflation can impact material purchases, labor and other costs. In many cases, we have limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that we serve. In the past few years, other than material costs, inflation has not been a significant factor.

LIQUIDITY AND CAPITAL RESOURCES

     During 2005, we used cash from operations of $13.0 million, compared to generating cash from operations of $109.2 million last year. Cash generated from operations before changes in working capital items was $21.2 million for 2005 a decrease from the $85.6 million for 2004 as a result of lower net income after giving effect to the non cash income items, such as the reversal of certain environmental reserves. Non-cash working capital used cash of $34.2 million in 2005 compared to a source of $23.6 million in 2004. The increased cash usage for working capital resulted primarily from increased accounts receivable resulting form the termination by a major customer of its accelerated payment program and delayed timing of payments by several major customers at year-end 2005.

     Net cash used in investing activities was $64.3 million for 2005 compared to $80.5 million used in 2004. In the 2004, $13.3 million was used for acquisitions; $12.6 million was used for the final purchase option for the Reiche acquisition, and $0.7 million was used for a purchase price adjustment for the Creation Group acquisition. No acquisitions occurred in 2005. Net cash capital expenditures totaled $66.8 million for 2005, compared with $67.2 million in 2004. Capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs; several new customer programs began in 2005. Non cash capital expenditures of $11.8 million occurred in 2005, for which cash payment will occur in 2006.

     Net cash used in financing activities totaled $4.3 million in 2005 compared with $16.9 million in 2004. Cash proceeds of $11.4 million were received in the second quarter of 2005 for the deferred gain on termination of interest rate swaps. Usage of $30.8 million occurred in the fourth quarter for the extinguishment of debt having a face value of $49.4 million.

     In February 2005, we amended our then existing credit agreement to, among other things, adjust the total leverage, senior leverage and interest coverage ratios that it was required to maintain over the next six quarters beginning April 3, 2005. We repaid $35.0 million of the Tranche C term loan, in conjunction with this amendment.

     In May 2005, we entered into new senior secured credit facilities with an aggregate borrowing capacity of $325 million, consisting of a five-year $175 million asset-based revolver and a six-year $150 million Second Lien Term Loan. Interest under these facilities is based on LIBOR. The Second Lien Term Loan is due and payable in its entirety in May 2011. Proceeds of $144.0 million, net of transaction costs for the new revolver and the Second Lien Term Loan were used to repay existing $111 million term loan C facility and general corporate purposes. The revolver is an asset-backed revolving credit facility, which is supported by a borrowing base that is calculated monthly. Availability under the revolver is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. On December 31, 2005, our liquidity under the Credit Agreement was $227.4 million, which includes cash on hand of $101.9 million. The revolver is secured by certain U.S. and Canadian assets and a 65% pledge of the stock of our foreign subsidiaries. The Second Lien Term Loan is secured by all of the U.S. assets and a 65% pledge of the stock of certain of foreign subsidiaries. In connection with the termination of the then existing credit agreement, we wrote-off debt issuance costs of $3.3 million during the second quarter of 2005. At December 31, 2005, we had $17.5 million of borrowings outstanding under the revolving credit facility.

     We are limited as to our ability to declare or make certain dividend payments or other distributions of assets under our Credit Facilities, Senior Unsecured Notes and Senior Subordinated Notes. Certain distributions relating to items such as tax sharing arrangements, as required under our Preferred Securities, are permitted.

     We also utilize uncommitted overdraft facilities to satisfy the short-term working capital requirements of our foreign subsidiaries. Currently we have overdraft facilities available from banks of $14.2 million, under which no borrowings are currently outstanding.

     Our principal source of liquidity is cash flow generated from operations, current cash balances and borrowings under our Credit Agreement. We believe that such funds will be sufficient to meet our liquidity needs for at least the next twelve months. Our principal use of liquidity will be to meet debt service requirements, finance capital expenditures and approximately $100.0 million over the next two years of anticipated cash restructuring charges, and related capital expenditures, and to provide working capital availability. Capital expenditures in 2006 are expected to be between $105.0 to $115.0 million as a result of our announced in February 2006 restructuring actions. At this level of capital spending, we will be required to obtain relief from our loan covenant restriction for base annual capital expenditures of $85.0 million. We anticipate the necessary relief will be obtained from the respective lenders.

     We do not expect the February 2006, lowering of our corporate credit rating by Standard & Poor's to "B-" from "B" to significantly affect our ability to access additional liquidity if we choose to do so.

     Our ability to service our indebtedness will depend on our and the automotive industry's future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believe, based upon current levels of operations, we will be able to fund our debt service obligations for at least the next 24 months. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy, especially our restructuring activities, and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the our existing debt instruments. In the event that we are unable to refinance our various debt instruments or raise funds through asset sales, sales of equity or otherwise, our ability to pay principal of, and interest on, our debt would be impaired. Future operating results will significantly influence our ability to reduce borrowings and attract additional financing, through either stock or debt offerings.

     We have engaged J.P. Morgan Securities Inc. to arrange additional borrowings of up to $75 million in the form of a new tranche loan under our existing $150 million Second Lien Term Loan due May 2011. Specific terms and conditions are still subject to finalization. In conjunction with this action, we are also requesting minor amendments to our existing $175 million asset-based revolving credit facility and the Second Lien Term Loan. The proceeds from this new loan will be used for general corporate purposes. We expect to close the transaction by the end of the first quarter.

OFF BALANCE SHEET ARRANGEMENTS

     We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with insurers. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At December 31, 2005, we had outstanding letters of credit of $18.2 million. We do not believe that they will be required to be drawn.

     We currently do not have any nonconsolidated special purpose entity arrangements.

MARKET RISK

     We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and mitigate the impact of changes in foreign currency exchange rates and interest rates. The counterparties are major financial institutions.

     We manage our interest rate risk by balancing the amount of fixed and variable debt. For fixed rate debt, interest rate changes affect the fair market value of such debt, but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value of such debt but do impact future earnings and cash flows, assuming other factors are held constant. At December 31, 2005, giving effect to the interest rate swaps discussed below, we have fixed rate debt of $586.7 million and variable rate debt of $556.7 million. Holding other variables constant (such as foreign exchange rates and debt levels), a one percentage point increase in interest rates would have decreased the fair market value of our debt at December 31, 2005 by $40.1 million, $17.6 million of which relates to our interest rate swap agreements (see below), and would be expected to have an estimated reduction in pre-tax earnings and cash flows for the next year of approximately $5.5 million.

     At December 31, 2005, we had outstanding interest rate swap contracts that effectively converted $400.0 million of our Senior Unsecured Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, we receive payments at fixed rates, while we make payments at variable rates (8.31% to 8.625% at December 31, 2005). The net interest paid or received is included in interest expense. We have designated these swap contracts as fair value hedges at their inception. At December 31, 2005, the fair value of the interest rate swap contracts was a net loss position to us of $10.8 million, representing the estimated shortfall that would accrue to us to terminate the agreements, and is long-term debt with a corresponding decrease to related debt in the accompanying consolidated December 31, 2005 balance sheet.

     From time to time, we also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We may designate such contracts at their inception as a cash flow hedge. At December 31, 2005, we had no outstanding forward exchange contracts.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of our revenues are derived from manufacturing operations in Europe, Canada and Latin America (43.0% of 2005 revenue). The results of operations and the financial position of our operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     At December 31, 2005, $1.1 billion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, our consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

     Our strategy for management of currency risk relies primarily upon conducting operations in such countries' respective currency and we may, from time to time, engage in hedging programs intended to reduce the exposure to currency fluctuations (see discussion above on "Market Risk").

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Market Risk" and "Foreign Currency Transactions" sections of Item 7.

CONTRACTUAL OBLIGATIONS

     The following table presents our contractual obligations at December 31, 2005 (in thousands):


                                                PAYMENTS DUE BY PERIOD
                               -------------------------------------------------------
                                           LESS THAN  TWO-THREE  FOUR-FIVE   MORE THAN
                                  TOTAL     ONE YEAR    YEARS      YEARS    FIVE YEARS
                               ----------  ---------  ---------  ---------  ----------



Senior Unsecured Notes........ $  400,000   $     --   $     --   $     --   $400,000
Senior Subordinated Notes.....    523,906         --         --    523,906         --
Capital lease obligations and
  other noncurrent
  liabilities.................      1,249        489        463        196        101
Convertible trust preferred
  securities..................     55,250         --         --         --     55,250
Other long-term debt..........    163,020      2,984      1,502     19,002    139,532
Interest expense(a)...........    539,768    103,207    206,143    120,235    110,183
Pension and post retirement
  projected benefits..........    105,247      9,632     18,870     19,910     56,835
Operating leases(b)...........     63,787     15,855     15,486      9,033     23,413
                               ----------   --------   --------   --------   --------
                               $1,852,227   $132,167   $242,464   $692,282   $785,314
                               ==========   ========   ========   ========   ========



--------

  (a) Interest expense obligations were calculated holding interest rates constant as of December 31, 2005.

  (b) Operating leases include lease commitments of $15.7 million that are recorded in facility consolidation cost liabilities.

     In addition to the obligations noted above, we have obligations reported as other long term liabilities that consist principally of obligations for facility closure and consolidation costs and warranty and environmental liabilities.

     At December 31, 2005, we are not a party to any significant purchase obligations for goods or services not incurred in the normal course of business. We have committed to an approximate $9.1 million ten year lease of a facility under construction in Mexico that is expected to run through 2016.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE
                                                                         ----



Report of Independent Registered Public Accounting Firm.................  40
Consolidated Balance Sheets as of December 31, 2005 and 2004............  41
Consolidated Statements of Operations for the years ended December 31,
  2005, 2004 and 2003...................................................  42
Consolidated Statements of Stockholders' Investment for the years ended
  December 31, 2005, 2004 and 2003......................................  43
Consolidated Statements of Cash Flows for the years ended December 31,
  2005, 2004 and 2003...................................................  44
Notes to Consolidated Financial Statements..............................  45

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Dura Automotive Systems, Inc.

     We have audited the accompanying consolidated balance sheets of Dura Automotive Systems, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dura Automotive Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

                                        /s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 10, 2006

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                AS OF DECEMBER 31
                                                             ----------------------
                                                                2005        2004
                                                             ----------  ----------
                                                                 (IN THOUSANDS,
                                                              EXCEPT SHARE AMOUNTS)



                                       ASSETS
Current Assets:
  Cash and cash equivalents................................. $  101,889  $  191,568
  Accounts receivable, net of reserve for doubtful accounts
     and sales allowance of $5,061 in 2005 and $3,806 in
     2004...................................................    291,119     273,956
  Inventories...............................................    132,148     149,834
  Current portion of derivative instruments.................        --        7,746
  Other current assets......................................    107,650      92,016
                                                             ----------  ----------
     Total current assets...................................    632,806     715,120
                                                             ----------  ----------
Property, Plant and Equipment:
  Land and buildings........................................    208,045     212,131
  Machinery and equipment...................................    669,281     664,490
  Construction in progress..................................     43,499      43,821
  Less -- Accumulated depreciation..........................   (462,567)   (433,336)
                                                             ----------  ----------
     Net property, plant and equipment......................    458,258     487,106
                                                             ----------  ----------
Goodwill....................................................    854,296     903,584
Noncurrent portion of derivative instruments................        --       10,601
Other assets, net of accumulated amortization of $19,377 in
  2005 and $31,162 in 2004..................................    129,849     107,510
                                                             ----------  ----------
                                                             $2,075,209  $2,223,921
                                                             ==========  ==========

                      LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable.......................................... $  265,560  $  270,341
  Accrued liabilities.......................................    180,622     187,254
  Current maturities of long-term debt......................      3,473       2,968
                                                             ----------  ----------
     Total current liabilities..............................    449,655     460,563
                                                             ----------  ----------
Long-term debt, net of current maturities...................    171,577     150,898
Senior unsecured notes......................................    400,000     400,000
Senior subordinated notes...................................    523,906     589,469
Convertible trust preferred securities subject to mandatory
  redemption................................................     55,250      55,250
Senior notes -- derivative instrument adjustment............    (10,781)     18,347
Minority interests..........................................      4,864         --
Other noncurrent liabilities................................    141,031     141,903
                                                             ----------  ----------
     Total liabilities......................................  1,735,502   1,816,430
                                                             ----------  ----------
Commitments and Contingencies (Notes 6, 10 and 11)
Stockholders' Investment:
  Preferred stock, par value $1; 5,000,000 shares
     authorized; none issued or outstanding.................        --          --
  Common stock, Class A; par value $.01; 60,000,000 shares
     authorized.............................................        188         186
  Common stock, Class B; par value $.01; 10,000,000 shares
     authorized.............................................        --          --
  Additional paid-in capital................................    351,994     351,571
  Treasury stock at cost....................................     (1,948)     (2,513)
  Accumulated deficit.......................................    (91,528)    (93,342)
  Accumulated other comprehensive income....................     81,001     151,589
                                                             ----------  ----------
     Total stockholders' investment.........................    339,707     407,491
                                                             ----------  ----------
                                                             $2,075,209  $2,223,921
                                                             ==========  ==========




                 See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                     FOR THE YEARS ENDED DECEMBER 31
                                                   ----------------------------------
                                                      2005        2004        2003
                                                   ----------  ----------  ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE
                                                                AMOUNTS)



Revenues.......................................... $2,344,139  $2,492,543  $2,380,794
Cost of sales.....................................  2,086,421   2,214,113   2,089,243
                                                   ----------  ----------  ----------
  Gross profit....................................    257,718     278,430     291,551
Selling, general and administrative expenses......    155,901     150,489     154,935
Facility consolidation, asset impairment and other
  charges.........................................     11,397      21,817       9,252
Amortization expense..............................        434         445         370
                                                   ----------  ----------  ----------
  Operating income................................     89,986     105,679     126,994
Interest expense, net of interest income of $2,987
  in 2005, $2,985 in 2004, and $2,590 in 2003.....    100,021      89,535      81,921
Gain (loss) on early extinguishment of debt, net..     14,805         --       (2,852)
                                                   ----------  ----------  ----------
  Income from continuing operations before
     provision for income taxes and minority
     interest.....................................      4,770      16,144      42,221
Provision for income taxes........................      2,687       3,672      14,355
Minority interest:
  Dividends on trust preferred securities, net....        --          --        2,735
  In non-wholly owned subsidiaries................        177         --          --
                                                   ----------  ----------  ----------
  Income from continuing operations...............      1,906      12,472      25,131
Loss from discontinued operations, including loss
  on disposal.....................................        (92)       (749)     (2,793)
                                                   ----------  ----------  ----------
  Net income...................................... $    1,814  $   11,723  $   22,338
                                                   ==========  ==========  ==========
Basic earnings per share:
  Income from continuing operations............... $     0.10  $     0.67  $     1.37
  Discontinued operations.........................        --        (0.04)      (0.15)
                                                   ----------  ----------  ----------
     Net income................................... $     0.10  $     0.63  $     1.22
                                                   ==========  ==========  ==========
Diluted earnings per share:
  Income from continuing operations............... $     0.10  $     0.66  $     1.35
  Discontinued operations.........................        --        (0.04)      (0.15)
                                                   ----------  ----------  ----------
     Net income................................... $     0.10  $     0.62  $     1.20
                                                   ==========  ==========  ==========




                 See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT



                                             COMMON STOCK
                              -----------------------------------------
                                    CLASS A               CLASS B         ADDITIONAL     TREASURY STOCK
                              -------------------   -------------------     PAID-IN    -----------------   ACCUMULATED
                                SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     SHARES    AMOUNT    (DEFICIT)
                              ----------   ------   ----------   ------   ----------   -------   -------   -----------
                                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



BALANCE, DECEMBER 31,
  2002.....................   16,489,739    $165     1,761,150    $ 17      347,065    177,122   $(1,974)   $(127,403)
  Sale of stock under
     Employee Stock
     Discount Purchase
     Plan..................       93,069       2           --      --           576        --        --           --
  Conversion from Class B
     to Class A............      115,000       1      (115,000)     (1)         --         --        --           --
  Exercise of options......       36,420     --            --      --         1,101        --        --           --
  Treasury shares, net.....          --      --            --      --           478     56,154      (478)         --
  Net income...............          --      --            --      --           --         --        --        22,338
  Other comprehensive
     income-
     Foreign currency
       translation
       adjustment..........          --      --            --      --           --         --        --           --
     Minimum pension
       liability...........          --      --            --      --           --         --        --           --
     Derivative
       instruments.........          --      --            --      --           --         --        --           --
  Total comprehensive
     income................
                              ----------    ----    ----------    ----     --------    -------   -------    ---------
BALANCE, DECEMBER 31,
  2003.....................   16,734,228     168     1,646,150      16      349,220    233,276    (2,452)    (105,065)
  Sale of stock under
     Employee Stock
     Discount Purchase
     Plan..................      114,052       1           --      --           937        --        --           --
  Conversion from Class B
     to Class A............    1,646,150      16    (1,646,150)    (16)         --         --        --           --
  Exercise of options......      138,100       1           --      --         1,353        --        --           --
  Treasury shares, net.....          --      --            --      --            61      3,735       (61)         --
  Net income...............          --      --            --      --           --         --        --        11,723
  Other comprehensive
     income-
     Foreign currency
       translation
       adjustment..........          --      --            --      --           --         --        --           --
     Minimum pension
       liability...........          --      --            --      --           --         --        --           --
     Total comprehensive
       income..............          --      --            --      --           --         --        --           --
                              ----------    ----    ----------    ----     --------    -------   -------    ---------
BALANCE, DECEMBER 31,
  2004.....................   18,632,530     186           --      --       351,571    237,011    (2,513)     (93,342)
  Sale of stock under
     Employee Stock
     Discount Purchase
     Plan..................      131,343       1           --      --           592        --        --           --
  Exercise of options......       11,075       1           --      --            79        --        --           --
  Treasury shares, net.....          --      --            --      --          (248)   (53,328)      565          --
  Net income...............          --      --            --      --                                --         1,814
  Other comprehensive loss
     Foreign currency
       translation
       adjustment..........          --      --            --      --           --         --        --           --
     Minimum pension
       liability...........          --      --            --      --           --         --        --           --
     Total comprehensive
       loss................          --      --            --      --           --         --        --           --
                              ----------    ----    ----------    ----     --------    -------   -------    ---------
BALANCE, DECEMBER 31,
  2005.....................   18,774,948    $188           --     $--      $351,994    183,683   $(1,948)   $ (91,528)
                              ==========    ====    ==========    ====     ========    =======   =======    =========


                               ACCUMULATED
                                  OTHER           TOTAL
                              COMPREHENSIVE   STOCKHOLDERS'
                              INCOME (LOSS)     INVESTMENT
                              -------------   -------------
                               (IN THOUSANDS, EXCEPT SHARE
                                         AMOUNTS)



BALANCE, DECEMBER 31,
  2002.....................      $(13,068)       $204,802
  Sale of stock under
     Employee Stock
     Discount Purchase
     Plan..................           --              578
  Conversion from Class B
     to Class A............           --              --
  Exercise of options......           --            1,101
  Treasury shares, net.....           --              --
  Net income...............
  Other comprehensive
     income-
     Foreign currency
       translation
       adjustment..........       102,684
     Minimum pension
       liability...........        (1,649)
     Derivative
       instruments.........           733
  Total comprehensive
     income................                       124,106
                                 --------        --------
BALANCE, DECEMBER 31,
  2003.....................        88,700         330,587
  Sale of stock under
     Employee Stock
     Discount Purchase
     Plan..................           --              938
  Conversion from Class B
     to Class A............           --              --
  Exercise of options......           --            1,354
  Treasury shares, net.....           --              --
  Net income...............
  Other comprehensive
     income-
     Foreign currency
       translation
       adjustment..........        69,669
     Minimum pension
       liability...........        (6,780)
     Total comprehensive
       income..............           --           74,612
                                 --------        --------
BALANCE, DECEMBER 31,
  2004.....................       151,589         407,491
  Sale of stock under
     Employee Stock
     Discount Purchase
     Plan..................           --              593
  Exercise of options......           --               80
  Treasury shares, net.....           --              317
  Net income...............
  Other comprehensive loss
     Foreign currency
       translation
       adjustment..........       (64,832)
     Minimum pension
       liability...........        (5,756)
     Total comprehensive
       loss................           --          (68,774)
                                 --------        --------
BALANCE, DECEMBER 31,
  2005.....................      $ 81,001        $339,707
                                 ========        ========




                 See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           FOR THE YEARS ENDED DECEMBER
                                                                        31
                                                          ------------------------------
                                                             2005      2004       2003
                                                          ---------  --------  ---------
                                                                  (IN THOUSANDS)



OPERATING ACTIVITIES:
  Income from continuing operations...................... $   1,906  $ 12,472  $  25,131
  Adjustments required to reconcile income from
     continuing operations to net cash provided by
     operating activities --
     Depreciation and amortization.......................    80,361    83,388     77,567
     Amortization of deferred financing fees.............     3,889     3,522      4,520
     Facility consolidation and other....................    (1,359)   13,506      7,290
     Deferred income tax benefit.........................   (27,156)  (16,663)    (2,075)
     Asset impairments...................................     3,160     7,100      6,102
     Favorable settlement of environmental matters.......    (9,960)      --         --
     (Gain)/Loss on early extinguishment of debt.........   (14,805)      --       2,852
     Change in other operating items:
       Accounts receivable...............................   (29,583)   29,257     36,199
       Inventories.......................................    13,532   (15,746)    13,336
       Other current assets..............................   (19,118)    7,695     15,386
       Accounts payable and accrued liabilities..........       989     2,392    (26,424)
       Other assets, liabilities and non-cash items......   (14,848)  (17,702)   (25,538)
                                                          ---------  --------  ---------
          Net cash provided by (used in) operating
            activities...................................   (12,992)  109,221    134,346
                                                          ---------  --------  ---------
INVESTING ACTIVITIES:
  Capital expenditures...................................   (66,817)  (67,208)   (67,673)
  Acquisitions, net......................................       --    (13,327)   (57,825)
  Other..................................................     2,490       --         --
                                                          ---------  --------  ---------
          Net cash used in investing activities..........   (64,327)  (80,535)  (125,498)
                                                          ---------  --------  ---------
FINANCING ACTIVITIES:
  Net borrowings under revolving credit facilities.......    17,500       --         --
  Long-term borrowings...................................   153,285       568     55,795
  Repayments of long-term borrowings.....................  (179,459)  (19,227)   (63,962)
  Purchase of treasury shares, net.......................       --        (61)      (478)
  Minority interest distributions........................       (86)      --         --
  Proceeds from issuance of senior notes, net............       --        --      50,000
  Deferred gain on termination of interest rate swap.....    11,374       --         --
  Proceeds from exercise of stock options and other,
     net.................................................       673     2,353      2,156
  Debt issue costs.......................................    (7,613)     (552)    (4,927)
                                                          ---------  --------  ---------
          Net cash provided by (used in) financing
            activities...................................    (4,326)  (16,919)    38,584
                                                          ---------  --------  ---------
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS....    (7,942)     (718)   (12,717)
                                                          ---------  --------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING
  OPERATIONS.............................................   (89,587)   11,049     34,715
NET CASH FLOW FROM DISCONTINUED OPERATIONS --
  Operating Activities...................................       (92)     (749)     3,316
CASH AND CASH EQUIVALENTS, beginning of period...........   191,568   181,268    143,237
                                                          ---------  --------  ---------
CASH AND CASH EQUIVALENTS, end of period................. $ 101,889  $191,568  $ 181,268
                                                          =========  ========  =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for --
     Interest............................................ $  95,293  $ 85,217  $  81,129
                                                          =========  ========  =========
     Income taxes........................................ $  10,496  $ 10,330  $  12,462
                                                          =========  ========  =========
  Capitalized interest................................... $     453  $    --   $     --
                                                          =========  ========  =========
  Unpaid capital expenditures............................ $  11,765  $ 12,516  $   9,667
                                                          =========  ========  =========




                 See notes to consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

1.  ORGANIZATION AND BASIS OF PRESENTATION:

     Dura Automotive Systems, Inc. (a Delaware Corporation) is a holding company whose predecessor was formed in 1990. Dura Automotive Systems, Inc. and its subsidiaries (collectively referred to as "DURA", "Company", "we", "our" and "us") is a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive and recreation & specialty vehicle ("RVSV") industries.

     We sell our products to every major North American, Asian and European automotive original equipment manufacturer ("OEM") and nearly every RVSV OEM. We have 63 manufacturing and product development facilities located in the United States ("U.S."), Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom ("UK"). We also have a presence in India, Japan, and Korea through sales offices, alliances or technical licenses.

2.  SIGNIFICANT ACCOUNTING POLICIES:

  PRINCIPLES OF CONSOLIDATION:

     The accompanying consolidated financial statements include our accounts and those of our wholly and majority owned subsidiaries. Net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests. All majority owned subsidiaries are consolidated with all intercompany accounts and activities being eliminated. The operating results of DURA GANXIANG Automotive Systems (Shanghai) Co., Ltd., of which we own 55% of its outstanding common stock, and DURA Vehicle Component Co. Ltd., of which we own 90% of its outstanding common stock, are consolidated in the accompanying financial statements with the non owned portion shown as minority interest. Our 50% investment in DURATRONICS GmbH is carried on the equity method as we do not exert controlling interest over its operations.

  CASH EQUIVALENTS:

     Cash equivalents consist of money market instruments with original maturities of three months or less and are stated at cost, which approximates fair value.

  INVENTORIES:

     Inventories are valued substantially at the lower of first-in, first-out cost or market.

     Inventories consisted of the following (in thousands):


                                                           DECEMBER 31,
                                                        ------------------
                                                          2005      2004
                                                        --------  --------



Raw materials.......................................... $ 61,687  $ 71,881
Work-in-process........................................   26,193    30,192
Finished goods.........................................   44,268    47,761
                                                        --------  --------
                                                        $132,148  $149,834
                                                        ========  ========


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  OTHER CURRENT ASSETS:

     Other current assets consisted of the following (in thousands):


                                                            DECEMBER 31,
                                                         -----------------
                                                           2005      2004
                                                         --------  -------



Excess of cost over billings on uncompleted tooling
  projects.............................................. $ 50,761  $31,044
Deferred tax assets.....................................   17,978   21,618
Income and other tax receivables........................   17,937   26,542
Prepaid expenses and other..............................   20,974   12,812
                                                         --------  -------
                                                         $107,650  $92,016
                                                         ========  =======



     Excess of cost over billings on uncompleted tooling projects represents unbilled recoverable costs incurred by us in the production or procurement of customer-owned tooling to be used by us in the manufacture of our products. We receive a specific purchase order for this tooling and are reimbursed by the customer within one operating cycle. Costs are deferred until reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently.

  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:




Buildings...................................... 20 to 30 years
Machinery and equipment........................ 3 to 20 years
Leasehold improvements......................... Shorter of useful life or lease term


     Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income.

  GOODWILL AND OTHER NONCURRENT ASSETS:

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired that is subject to annual impairment testing in accordance with the provisions of SFAS No. 142.

     Other noncurrent assets consisted of the following (in thousands):


                                                           DECEMBER 31,
                                                        ------------------
                                                          2005      2004
                                                        --------  --------



Deferred income taxes.................................. $ 66,542  $ 43,872
Debt financing costs, net of amortization of $19,110 in
  2005 and $30,910 in 2004.............................   19,115    19,184
Notes receivable.......................................    7,677     6,874
Other assets...........................................   18,868    21,669
Other intangible assets................................   17,647    15,911
                                                        --------  --------
                                                        $129,849  $107,510
                                                        ========  ========



     The amortization of other intangible assets was not significant in 2005 and 2004.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     In accordance with SFAS No. 142 , we perform impairment tests annually using both a discounted cash methodology and a market multiple approach for each of our four reporting units (Control Systems, Body & Glass, Atwood Mobile Products and Other Operating Companies). This impairment test is conducted during the second quarter, or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon our annual assessment during 2005, no impairment of goodwill or other intangible assets has occurred. If we do not obtain the financial results planned for in our February 2006 announced restructuring initiatives, further impairment of our goodwill could occur.

     A summary of the carrying amount of goodwill is as follows (in thousands):


                                                           DECEMBER 31,
                                                        ------------------
                                                          2005      2004
                                                        --------  --------



Beginning balance...................................... $903,584  $859,022
Acquisitions...........................................      --      2,269
Currency translation adjustment........................  (49,087)   42,358
Adjustments to goodwill................................     (201)      (65)
                                                        --------  --------
Ending balance......................................... $854,296  $903,584
                                                        ========  ========



  ACCRUED LIABILITIES:

     Accrued liabilities consisted of the following (in thousands):


                                                           DECEMBER 31,
                                                        ------------------
                                                          2005      2004
                                                        --------  --------



Compensation and benefits.............................. $ 86,056  $ 96,054
Income and other taxes.................................   43,126    34,375
Interest...............................................   16,882    14,258
Facility closure, acquisition integrations and
  discontinued operations..............................    5,638     9,388
Warranty and environmental.............................    2,371     4,761
Other..................................................   26,549    28,418
                                                        --------  --------
                                                        $180,622  $187,254
                                                        ========  ========



  OTHER NONCURRENT LIABILITIES:

     Other noncurrent liabilities consisted of the following (in thousands):


                                                           DECEMBER 31,
                                                        ------------------
                                                          2005      2004
                                                        --------  --------



Pension and post-retirement benefits................... $ 58,798  $ 63,323
Facility closure, acquisition integrations and
  discontinued operations..............................   17,014    18,568
Deferred tax liabilities...............................    8,439    14,940
Warranty and environmental.............................   12,283    21,272
Other..................................................   44,497    23,800
                                                        --------  --------
                                                        $141,031  $141,903
                                                        ========  ========


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  REVENUE RECOGNITION AND SALES COMMITMENTS:

     We recognize revenue when title passes to our customers, which occurs primarily when products are shipped from our facilities to our customers. We enter into agreements with our customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by us, fulfillment of the customers' purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contacts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amount of such losses as of December 31, 2005 and 2004 were not significant.

  RESTRUCTURING CHARGES:

     We recognize restructuring charges in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", SFAS No. 112 "Employer's Accounting for Post-employment Benefits", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." Such charges relate to exit activities and primarily include employee termination charges, lease expenses net of any actual or estimated sublease income, employee relocation, asset impairment charges, moving costs for related equipment and inventory, and other exit related costs associated with a plan approved by senior level management. The recognition of restructuring charges requires us to make certain assumptions and estimates as to the amount and when to recognize exit activity related charges. Quarterly, we re-evaluate the amounts recorded and will adjust for changes in estimates as facts and circumstances change.

  INCOME TAXES:

     We account for income taxes in accordance with the provisions of SFAS No. 109, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income benefits on net operating loss carryforwards to the extent we believe we will utilize them in future tax filings.

  COMPREHENSIVE INCOME:

     We follow the provisions of SFAS No. 130, "Reporting Comprehensive Income," ("SFAS No. 130") which established standards for reporting and display of comprehensive income and its components. Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income represents net income adjusted for foreign currency translation adjustments, the deferred gain/loss on certain derivative instruments utilized to hedge our interest and foreign exchange exposures, and additional minimum pension liability. In accordance with SFAS No. 130, we have chosen to disclose comprehensive income in the consolidated statements of stockholders' investment.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The components of accumulated other comprehensive income are as follows (in thousands):


                                                        DECEMBER 31,
                                                ----------------------------
                                                  2005      2004      2003
                                                --------  --------  --------



Foreign currency translation adjustment........ $108,688  $173,520  $103,850
Minimum pension liability......................  (27,687)  (21,931)  (15,150)
                                                --------  --------  --------
                                                $ 81,001  $151,589  $ 88,700
                                                ========  ========  ========



  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and revolving credit facilities approximates fair value because of the short maturity of these instruments. The carrying amount of our nonsubordinated long-term debt approximates fair value because of the variability of the interest cost associated with these instruments. The fair value of our 8 5/8% senior unsecured notes ("Senior Unsecured Notes"), based on quoted market activity, approximated $326.0 million as of December 31, 2005. The fair value of our 9% senior subordinated notes ("Senior Subordinated Notes"), based on quoted market activity, approximated $223.0 million and Euro 54.6 million, respectively, as of December 31, 2005. The fair value of our convertible trust preferred securities ("Preferred Securities), is based on NASDAQ market quote activity, approximated $17.4 million as of December 31, 2005.

     We also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We normally designate these contracts at their inception as cash flow hedges. At December 31, 2005, we had no outstanding forward exchange contracts.

     We have outstanding interest rate swaps in the notional amount of $400.0 million that effectively converts the interest on our Senior Unsecured Notes to a variable rate of 8.31% at December 31, 2005 from the fixed rate of 8.625%. These interest rate swaps contracts are with various high credit quality major financial institutions and expire in April 2012. At their inception, we designated these contracts as fair value hedges. At December 31, 2005, based upon market quotes, our swap contracts outstanding had a negative fair value of $10.8 million, which is reflected in the consolidated balance sheet as long-term debt with a corresponding adjustment to the carrying value of the associated debt. We do not enter into or hold derivatives for trading or speculative purposes.

  COMMON STOCK:

     The holder of each share of Class A and Class B common stock outstanding is entitled to one vote per share. As of December 31, 2005, there were no shares of Class B common stock outstanding.

  STOCK BASED AWARDS:

     Future grants of stock based awards will be accounted for in accordance with SFAS No. 123(R) "Share-based Payment." On October 27, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all outstanding out-of-the-money unvested stock options; accordingly, all outstanding unvested stock options (2.7 million) issued by us became fully vested (See Note 6).

  USE OF ESTIMATES:

     The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from these estimates.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  FOREIGN CURRENCY TRANSLATION:

     Assets and liabilities of our foreign operations that do not use the U.S dollar as their functional currency, are translated using the year-end rates of exchange. Results of operations are translated using the average rates prevailing throughout the period. Translation gains or losses are included in accumulated other comprehensive income, a separate component of stockholders' investment.

  WARRANTY AND ENVIRONMENTAL:

     We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products result, or are alleged to result, in bodily injury and/or property damage. OEMs are increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to an OEM, an OEM may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. In addition, we are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Some of our operations generate hazardous substances. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any of our current or former properties or at a landfill or another location where we have disposed of wastes, we may be held liable for the contamination, which could be material. Our policy is to record reserves for customer warranty and environmental costs on a case by case basis at the time we believe such amount is probable and reasonably estimable and to review these determinations on a quarterly basis, or more frequently, as additional information is obtained. We have established reserves for issues that are probable and reasonably estimable in amounts management believes are adequate to cover reasonable adverse judgments. We determine our warranty and environmental reserves based on identified claims and the estimated ultimate projected claim cost. The final amounts determined for these matters could differ significantly from recorded estimates. We do not carry insurance for warranty or recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. The following presents a summary of our warranty and environmental position (in thousands):

     Warranty:


                                                            DECEMBER 31,
                                                          ----------------
                                                            2005     2004
                                                          -------  -------



Beginning balance........................................ $ 8,874  $14,428
Reductions for payments made.............................  (3,288)  (4,952)
Additional reserves recorded.............................   2,847    2,145
Changes in preexisting reserves..........................    (413)  (2,747)
                                                          -------  -------
Ending balance........................................... $ 8,020  $ 8,874
                                                          =======  =======



     Environmental:


                                                            DECEMBER 31,
                                                         -----------------
                                                           2005      2004
                                                         --------  -------



Beginning balance....................................... $ 17,159  $16,934
Reductions for payments made............................     (320)  (1,157)
Changes in preexisting reserves.........................  (10,205)   1,382
                                                         --------  -------
Ending balance.......................................... $  6,634  $17,159
                                                         ========  =======



     Effective June 30, 2005, we were released from a potential environmental exposure relating to a former manufacturing facility whose lease expired on that date. Accordingly, we reversed the remaining environmental

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES exposure accrual to cost of sales resulting in a favorable $8.2 million impact for the year ended December 31, 2005. Based upon guidance from outside environmental legal counsel, we had determined in the fourth quarter of 2005 that $1.8 million of previously provided environmental reserves were no longer warranted. Accordingly, we reversed this reserve to cost of sales.

  NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

     The Emerging Issues Task Force ("EITF") has recently released EITF Issue No. 05-05, "Accounting for Early Retirement or Post employment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements)". Altersteilzeit (ATZ) in Germany is an early retirement program designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. We will be required to adopt EITF Issue 05-05 and believe the change will result in a favorable change in accounting principles of approximately $1.0 million.

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

     The FASB revised SFAS No. 123 in December 2004 and issued SFAS No. 123(R). This statement supersedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005. As a result, we are required to adopt SFAS No. 123(R) as of January 1, 2006. As of the effective date, this statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. We will adopt SFAS No. 123(R) for fiscal year 2006 following the modified prospective basis.

3.  DISCONTINUED OPERATIONS:

     During the fourth quarter of 2002, we adopted a plan to divest our Mechanical Assemblies Europe business, as we believed this business would not assist us in reaching our strategic growth and profitability targets for the future. The Mechanical Assemblies Europe business generated annualized revenues of $111.9 million from facilities in Grenoble and Boynes, France; and Woodley, Nottingham and Stourport, UK. In March 2003, we completed the divestiture of our Mechanical Assemblies Europe business to Magal Engineering and members of the local management group, located in Woodley, England. The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144. The discontinued operations' activities for the last three years has primarily been the resolution of issues still open from when the operations were sold, such as real estate leases, which have not been significant.

     At December 31, 2005, we had remaining accruals related to the divestiture of the Mechanical Assemblies Europe business of $16.8 million, primarily related to the future net lease costs on facilities retained by us, which are

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES through 2021. Included in the $16.8 million is $3.0 million of acquisition integration reserves related to facility closures.

     The activity relating to accruals for discontinued operations follows (in thousands):


                                                           DECEMBER 31,
                                                         ----------------
                                                           2005     2004
                                                         -------  -------



Beginning balance....................................... $18,739  $18,869
Reductions for payments made............................  (1,245)  (1,279)
Changes in pre-existing reserves........................     --      (551)
Accretion...............................................   1,204    1,241
Foreign exchange impact.................................  (1,927)     459
                                                         -------  -------
                                                         $16,771  $18,739
                                                         =======  =======



4.  ACQUISITIONS:

  2003 ACQUISITIONS:

     On June 19, 2003, we reached an agreement with Heywood Williams Group PLC ("Heywood Williams") (UK) to acquire its Creation Group, a premier designer and manufacturer of windows, doors and specialty products for the North American recreation vehicle, motor vehicle accessories and manufactured housing markets. The Creation Group, headquartered in Elkhart, Indiana, had 2002 revenues of $145 million, and had approximately 1,100 employees at 10 facilities in Indiana, Ohio, and Pennsylvania. Financial terms of the deal included a purchase price of $57 million, subject to a working capital adjustment and an earn out provision of an additional $3 million if the acquired entity achieved certain financial targets. The targets under the earn out provision were not achieved. We used cash on hand to finance the transaction, which closed on July 23, 2003. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. Changes to the preliminary estimates within one year of the purchase date were reflected as an adjustment to goodwill. In March 2004, we paid Heywood Williams $0.7 million relating to a working capital adjustment to the original purchase price. The purchase price adjustment was recorded as an increase to goodwill as of March 31, 2004. Additionally in 2004, we made a final purchase price adjustment of $0.3 million resulting in an increase to goodwill. The final allocation of purchase price was not materially different from preliminary allocations. The operating results of the Creation Group have been included in our consolidated financial statements since the date of acquisition. The pro forma effects of this transaction are not material to our results of operations.

     In the first six months of 2004, we made a $12.6 million final payment relating to our acquisition of Reiche in 2000, of which $1.3 million related to an earn out payment resulting in an increase to goodwill. Reiche, located in Germany, manufactures steering columns and steering column components for European and North American OEMs.

  ACQUISITION INTEGRATIONS:

     We have developed and implemented the majority of the facility consolidation plans designed to integrate the operations of our past acquisitions. As of December 31, 2005, we have $1.4 million of purchase liabilities recorded in conjunction with the acquisitions, principally related to costs associated with the shutdown and consolidation of certain acquired facilities. Costs incurred and charged to these reserves amounted to $1.4 million during the year ended December 31, 2005. The remaining employee terminations and facility closures were completed by December 31, 2004, except for contractual obligations, consisting principally of facility lease payments.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

5.  FACILITY CONSOLIDATION, ASSET IMPAIRMENT AND OTHER CHARGES:

  FACILITY CONSOLIDATION:

     As a part of our ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Such costs include employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, asset impairments and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", SFAS No. 112, "Employers' Accounting for Postemployment Benefits", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

     In connection with the streamlining of operations during 2005, we recorded facility consolidation, asset impairment and other charges of $11.4 million, consisting of severance costs of $6.7 million and facility closure and other costs of $4.7 million.

     Major ongoing and 2005 completed restructuring actions are as follows:

     - During the fourth quarter of 2005, we began a streamlining of a North American plant that will be completed in 2007. Certain employee severance related charges approximating $1.3 million were recorded in accordance with SFAS No. 112;

     - During the third quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline an Einbeck, Germany, manufacturing operation. This action is substantially completed and resulted in a total severance cost of $0.3 million in 2005;

     - During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter we received approval for this action from the appropriate Workers' Council and Union. Full identification of the actual employees has not been completed, and accordingly we are not able to fully estimate the severance to be incurred, as it will be based on numerous factors depending on each individual's circumstances. The completion of this action is expected to be completed by December 2006, and could result in a total severance costs of $4.3 million, of which $3.2 million has already been incurred;

     - During the first quarter of 2005, we announced a plan to migrate to one enterprise resource planning system and centralize many of our functional operations to better align with current business levels. These actions are ongoing as we continue to migrate our U.S. operations. We are anticipating total severance costs could be as high as $2 million domestically, of which $1.3 million has been incurred so far in 2005. We have not formalized the total impact to our international operations, since meaningful migration and centralization will not begin until mid 2006 and are estimated to be completed sometime in 2007. We do expect that upwards of 200 individuals could be impacted. We have not yet identified specifically which individuals or group of individuals will be impacted, or in which international locations they reside. Therefore we are not able to estimate the termination liability impact at this time. We do expect however that the international termination costs for this action will exceed the related estimate for our U.S. operations;

     - In 2004 we closed our Bondoufle, France, sales and engineering facility and relocated to Velizy, France, which is located near our French OEM customers. This action is complete and resulted in total restructuring charges of $0.2 million in 2004;

     - In 2004 we announced a plan to consolidate certain of our Body & Glass Division product lines in Europe. This action is complete and resulted in total charges of $3.3 million;

     - In 2004 we announced a plan to exit our Rockford, Illinois, facility and combine the business with other operations and relocate our Atwood Mobile Products division headquarters from Rockford, Illinois, to

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

       Elkhart, Indiana. This action is complete and resulted in total charges of $0.3 million in 2005 and $8.3 million in 2004;

     - In 2004 we announced in 2004 a plan to exit our Brookfield, Missouri, facility and combine the business with other operations. This action is complete and resulted in total charges of $0.9 million in 2005 and $2.5 million in 2004;

     - We exited in 2004 our Pikeville, Tennessee, facility and combined the business with our other operations. This action is complete and resulted in total charges of $0.2 million in 2005 and $3.0 million in 2004.

     Future Restructuring Plan (Unaudited). In February 2006, we announced an operational restructuring plan designed to enhance performance optimization, worldwide efficiency and financial results. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect to complete this action by year end 2007. Costs for the restructuring plan are expected to be approximately $100 million, which includes estimated capital expenditures between $25 and $35 million. These costs will relate primarily to employee severance, capital investment, facility closure and product move costs. The restructuring plan will be financed with cash on hand and availability under our existing revolving credit facility. We believe that our current available liquidity will provide us with the funds necessary to execute this restructuring plan along with our on going operating cash requirements. Should our current liquidity not be adequate to fund the restructuring plan and/or our ongoing cash requirements for operations, we may be required to modify our plans or attempt to obtain additional debt or equity financing. There can be no assurances such debt or equity financing would be available or available on terms acceptable to us.

  ASSET IMPAIRMENTS:

     We recorded $3.2 million in 2005, $7.1 million in 2004 and $6.1 million in 2003, of asset impairment charges related to facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the consolidated statements of operations and were accounted for in accordance with SFAS No. 144.

     The activity relating to the accruals for facility consolidation, asset impairments and other charges by quarter for the year ended December 31, 2005 is as follows (in thousands):


                                          EMPLOYEE      ASSET      FACILITY
                                        TERMINATION  IMPAIRMENT  CLOSURE AND
                                          BENEFITS     CHARGES   OTHER COSTS   TOTAL
                                        -----------  ----------  -----------  -------



Balance December 31, 2004..............   $ 5,306      $   --      $   522    $ 5,828
Adjustments/Charges....................     1,046          136         484      1,666
Cash utilizations......................    (3,478)         --          (55)    (3,533)
Non-cash/foreign exchange
  impact/other.........................       --          (136)        --        (136)
                                          -------      -------     -------    -------
Balance April 3, 2005..................     2,874          --          951      3,825
                                          -------      -------     -------    -------
Adjustments/Charges....................     1,144        1,129         351      2,624
Cash utilizations......................    (1,728)         --         (483)    (2,211)
Non-cash/foreign exchange
  impact/other.........................       --        (1,129)        --      (1,129)
                                          -------      -------     -------    -------
Balance July 3, 2005...................     2,290          --          819      3,109
                                          -------      -------     -------    -------
Adjustments/Charges....................       880          --          980      1,860
Cash utilizations......................      (876)         --       (1,052)    (1,928)
Non-cash/foreign exchange
  impact/other.........................      (416)         --          --        (416)
                                          -------      -------     -------    -------
Balance October 2, 2005................     1,878          --          747      2,625
                                          -------      -------     -------    -------
Adjustments/Charges....................     3,665        1,895        (313)     5,247
Cash utilizations......................    (1,307)         --          (63)    (1,370)
Non-cash/foreign exchange
  impact/other.........................      (284)      (1,895)        150     (2,029)
                                          -------      -------     -------    -------
Balance December 31, 2005..............   $ 3,952      $   --      $   521    $ 4,473
                                          =======      =======     =======    =======


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

6.  STOCKHOLDERS' INVESTMENT:

  EARNINGS PER SHARE:

     Basic earnings per share was computed by dividing net income by the weighted average number of Class A common shares outstanding during the year. Diluted earnings per share for the years ended December 31, 2005, 2004 and 2003 includes the effects of outstanding stock options using the treasury stock method. (In thousands, except per share amounts):


                                                   YEARS ENDED DECEMBER 31,
                                                  -------------------------
                                                    2005     2004     2003
                                                  -------  -------  -------



Net income applicable to common stockholders..... $ 1,814  $11,723  $22,338
                                                  =======  =======  =======
Weighted average number of Class A common shares
  outstanding....................................  18,709   18,013   16,587
Weighted average number of Class B common shares
  outstanding....................................     --       495    1,726
                                                  -------  -------  -------
                                                   18,709   18,508   18,313
                                                  =======  =======  =======
Dilutive effect of outstanding stock options
  after application of the treasury stock
  method.........................................     152      360      250
                                                  -------  -------  -------
Diluted shares outstanding.......................  18,861   18,868   18,563
                                                  =======  =======  =======
Basic earnings per share......................... $  0.10  $  0.63  $  1.22
                                                  =======  =======  =======
Diluted earnings per share....................... $  0.10  $  0.62  $  1.20
                                                  =======  =======  =======



     Potential common shares of 4,814,083; 2,360,827; and 1,880,575 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2005, 2004 and 2003, respectively. Potential common shares of 1,288,630 related to our Preferred Securities were excluded from the computation of diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, as inclusion of these shares would have been antidilutive.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  THE 1998 STOCK INCENTIVE PLAN:

     Certain individuals who are full-time, salaried employees of DURA (Employee Participants) are eligible to participate in the 1998 Stock Incentive Plan ("the 1998 Plan"). A committee of the Board of Directors selects the Employee Participants and determines the terms and conditions of granted options. The 1998 Plan provides for the issuance of options at exercise prices equal to the stock market price on the date of grant to Employee Participants covering up to 1,000,000 shares of Class A common stock of ours plus any shares carried over from the 1996 Key Employee Stock Option Plan ("the 1996 Plan") plus an annual increase, as defined in the 1998 Plan, subject to certain adjustments reflecting changes in our capitalization. Such option grants vest up to four years from the date of grant. Options available for future grants to purchase shares of our Class A common stock were 455,090 at December 31, 2005. Information regarding options outstanding from the 1996 Plan and the 1998 Plan is as follows:


                                                           WEIGHTED      WEIGHTED
                                   SHARES                   AVERAGE    AVERAGE FAIR   EXERCISABLE
                                   UNDER       EXERCISE    EXERCISE      VALUE OF      AT END OF
                                   OPTION       PRICE        PRICE   OPTIONS GRANTED      YEAR
                                 ---------  -------------  --------  ---------------  -----------



Outstanding, December 31, 2002.. 3,228,078  $7.50 - 38.63   $14.62                     1,362,115
  Granted.......................   815,600   5.60 -  9.02     6.95        $5.78
  Exercised.....................   (36,420)  7.50 - 15.31     8.35
  Forfeited.....................  (203,930)  7.02 - 29.25    12.34
                                 ---------  -------------
Outstanding, December 31, 2003.. 3,803,328   5.60 - 38.63    13.14                     2,146,003
  Granted....................... 1,109,500           9.52     9.52         7.61
  Exercised.....................  (138,100)  7.02 - 13.50     7.91
  Forfeited.....................  (306,800)  7.02 - 29.00    11.51
                                 ---------  -------------
Outstanding, December 31, 2004.. 4,467,928   5.60 - 38.63    12.58                     2,552,315
  Granted....................... 1,497,500   3.70 -  4.27     3.70         2.75
  Exercised.....................   (11,075)  7.02 -  9.15     7.84
  Forfeited.....................  (203,085)  3.70 - 29.00    14.53
                                 ---------  -------------
Outstanding, December 31, 2005.. 5,751,268  $3.70 - 38.63   $10.15                     5,751,268
                                 =========  =============



     The following table summarizes information about stock options outstanding at December 31, 2005:


                                            OPTIONS OUTSTANDING
                               ---------------------------------------------      OPTIONS EXERCISABLE
                                                WEIGHTED-                     ---------------------------
                                  NUMBER         AVERAGE         WEIGHTED-       NUMBER       WEIGHTED-
                               OUTSTANDING      REMAINING         AVERAGE     EXERCISABLE      AVERAGE
RANGE OF EXERCISABLE OPTIONS   AT 12/31/05  CONTRACTUAL LIFE  EXERCISE PRICE  AT 12/31/05  EXERCISE PRICE
----------------------------   -----------  ----------------  --------------  -----------  --------------



$  3.70 to 4.27...............  1,497,500          9.4            $ 3.70       1,497,500       $ 3.70
   5.60 to 7.02...............    663,875          7.2              6.76         663,875         6.76
            7.50..............    724,935          5.1              7.50         724,935         7.50
    8.25 to 9.52..............  1,471,800          7.8              9.37       1,471,800         9.37
 13.50 to 17.27...............    770,823          4.9             14.93         770,823        14.93
 20.75 to 29.25...............    572,335          2.6             27.41         572,335        27.41
          38.63...............     50,000          2.3             38.63          50,000        38.63
                                ---------                                      ---------
                                5,751,268                                      5,751,268
                                =========                                      =========



     The weighted average exercise price of options exercisable for the years ended December 31, 2005, 2004 and 2003 were $10.15, $15.11 and $16.47, respectively. The weighted average remaining contractual life of outstanding options for the years ended December 31, 2005, 2004 and 2003 was 6.8 years, 6.9 years and 7.1 years, respectively.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

  INDEPENDENT DIRECTOR STOCK OPTION PLAN:

     The DURA Automotive Systems, Inc. Independent Director Stock Option Plan ("the Director Option Plan") provides for the issuance of options to Independent Directors, as defined, to acquire up to 100,000 shares of our Class A common stock, subject to certain adjustments reflecting changes in our capitalization. The option exercise price must be at least 100% of the market value of the Class A common stock at the time the option is issued. Such option grants vest six months from the date of grant. As of December 31, 2005, we had granted options under the Director Option Plan to acquire 21,000 shares of our Class A common stock at an exercise price of $24.50 to $25.50 per share. As of December 31, 2005, 21,000 of these options were exercisable. No granted options have been exercised or forfeited.

  EMPLOYEE STOCK DISCOUNT PURCHASE PLAN:

     The DURA Automotive Systems, Inc. Employee Stock Discount Purchase Plan ("the Employee Stock Purchase Plan") provides for the sale of up to 1,000,000 shares of our Class A common stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85% of the market value of our Class A common stock at the date of purchase, as defined. Pursuant to this plan, 131,343, 96,944 and 93,069 shares of Class A common stock were issued to employees during the years ended December 31, 2005, 2004, and 2003, respectively. The weighted average fair value of shares purchased in 2005, 2004, and 2003 was $4.51, $9.67 and $7.28, respectively.

  DEFERRED INCOME LEADERSHIP STOCK PURCHASE PLAN:

     During 1999, we established the Deferred Income Leadership Stock Purchase Plan, which allows certain employees to defer receipt of all or a portion of their annual cash bonus. Eligible employees may receive a matching contribution of one-third of their deferral. The vesting of the matching contribution occurs on the first day of the third plan year following the date of the employees' deferral. In accordance with the terms of the plan, the employees deferral and our matching contribution may be placed in a "Rabbi" trust, which invests solely in our Class A common stock. As of December 31, 2005, 2004 and 2003, there were 16,868, 22,407 and 26,725 shares purchased through open market transactions that had been distributed to employees. At December 31, 2005, we have purchased on the open market 79,760 shares currently held in the "Rabbi" trust. These shares have not yet been distributed to employees. In addition, 36,204 shares have yet to be purchased for future obligations. This trust arrangement offers the employee a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the employee can only be made in the form of our Class A common stock. Under the terms of the plan, we have the option to buy the shares to be distributed in the open market or issue shares that have been authorized under the plan. The plan provides for the issuance of up to 500,000 shares of our Class A common stock, which are still unissued at December 31, 2005. To date, we have used open market transactions to meet our obligations under this plan. The assets of the trust remain subject to our creditors and are not the property of the employees; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock.

  DIRECTOR DEFERRED STOCK PURCHASE PLAN:

     During 2000, we established the Director Deferred Stock Purchase Plan, which allows outside directors to defer receipt of all or a portion of their annual director retainer fee. Eligible directors may receive a matching contribution of one-third of their deferral. The vesting of the matching contribution occurs on the first day of the third plan year following the date of a directors' deferral. In accordance with the terms of the Plan, the director's deferral and our matching contribution may be placed in a "Rabbi" trust, which invests solely in our Class A common stock. For the years ended December 31, 2005 and 2004 there were 36,460 and 48,879 shares, respectively, purchased through open market transactions that had been distributed to directors. At December 31, 2005, we have purchased on the open market 103,923 shares currently held in the "Rabbi" trust. These shares have not yet been

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES distributed to individual directors. No shares had been distributed prior to 2004. In addition, 105,234 shares have yet to be purchased for future obligations. This trust arrangement offers the director a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the director can only be made in the form of our Class A common stock. Under the terms of the plan, we have the option to buy the shares to be distributed in the open market or issue shares that have been authorized under the plan. The plan provides for the issuance of up to 200,000 shares of our Class A common stock, which are still unissued at December 31, 2005. To date, we have used open market transactions to meet our obligations under this plan. The assets of the trust remain subject to our creditors and are not the property of the directors; therefore, they are included as a separate component of stockholders' investment under the caption Treasury Stock.

  STOCK-BASED COMPENSATION PLANS:

     We have elected to continue accounting for the above plans under APB No. 25 for the years ended December 31, 2005, 2004 and 2003, under which no compensation cost were recognized in the consolidated statement of operations, as all options are granted at market value. Had compensation cost for these plans been determined as required under SFAS No. 123(R), our pro forma net income (loss) and pro forma earnings (loss) per share would have been as follows (in thousands, except per share amounts):


                                                    YEARS ENDED DECEMBER 31,
                                                   -------------------------
                                                     2005     2004     2003
                                                   -------  -------  -------



Net income (loss)
  As Reported - Basic............................. $ 1,814  $11,723  $22,338
  Pro Forma (includes effect of accelerated
     vesting).....................................  (8,338)   7,359   18,493
  As Reported - Diluted...........................   1,814   11,723   22,338
  Pro Forma (includes effect of accelerated
     vesting).....................................  (8,338)   7,359   18,493
Basic earnings (loss) per share
  As Reported.....................................    0.10     0.63     1.22
  Pro Forma (includes effect of accelerated
     vesting).....................................   (0.45)    0.40     1.01
Diluted earnings (loss) per share
  As Reported.....................................    0.10     0.62     1.20
  Pro Forma (includes effect of accelerated
     vesting).....................................   (0.45)    0.39     1.00


     On October 27, 2005, the Compensation Committee (Committee) of the Board of Directors approved the acceleration of all out-of-the-money unvested stock options outstanding on that date. The Committee prescribed that the October 27, 2005's closing price of our Class A Common Stock as quoted on The Nasdaq Stock Market ("Nasdaq") will be used to determine which outstanding unvested stock options are out-of-the-money. With the prescribed closing quoted stock price being $3.28 per share, all outstanding unvested stock options (2.7 million) issued by the Company became fully vested. The acceleration of the out-of-the-money options was undertaken to avoid future compensation expense that would be required to be recognized when we adopt SFAS 123(R) on January 1, 2006. Future SFAS 123(R) pretax expense avoided by this acceleration for the next three calendar years is $4.7 million in 2006, $3.3 million in 2007 and $1.7 million in 2008. This avoided SFAS 123(R) expense is required to be fully recognized in 2005 pro forma net income presented above.

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2005, 2004 and 2003. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the principal following weighted average assumptions: risk-free interest rate of 3.69% and 3.70%, expected life of four years and an average expected volatility of 64% in 2005 and 74% in 2004, respectively.

     The FASB revised SFAS No. 123 in December 2004 and issued SFAS No. 123(R). This statement supersedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. In April 2005, the SEC delayed the effective date of SFAS No. 123(R) to fiscal years beginning after June 15, 2005. As a result, we are required to adopt SFAS No. 123(R) as of January 1, 2006. As of the effective date, this statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. We will adopt SFAS No. 123(R) for fiscal year 2006 following the modified prospective basis.

  DIVIDENDS:

     We have not declared or paid any cash dividends in the past. As discussed in Note 7, our 2005 Credit Agreement restricts the amount of dividends we can declare or pay. As of December 31, 2005, under the terms of the Senior Unsecured Notes, Senior Subordinated Notes, Second Lien Term Loan, and most restrictive debt covenants of the 2005 Credit Agreement, we could not have paid any cash dividends.

7.  DEBT:

     Debt consisted of the following (in thousands):


                                                           DECEMBER 31,
                                                      ----------------------
                                                         2005        2004
                                                      ----------  ----------



Credit Agreement:
  Revolving credit facility.......................... $   17,500  $      --
  Second lien term loan..............................    150,000         --
  Tranche term loans.................................        --      146,250
Senior unsecured notes...............................    400,000     400,000
Senior subordinated notes............................    523,906     589,469
Convertible trust preferred securities...............     55,250      55,250
Senior unsecured notes - derivative instrument
  adjustment.........................................    (10,781)     18,347
Other................................................      7,550       7,616
                                                      ----------  ----------
                                                       1,143,425   1,216,932
Less - Current maturities............................     (3,473)     (2,968)
                                                      ----------  ----------
                                                      $1,139,952  $1,213,964
                                                      ==========  ==========



     In May 2005, we entered into new senior secured credit facilities with an aggregate borrowing capacity of $325 million, consisting of a five-year $175 million asset-based revolving credit facility ("Credit Agreement") and a six-year $150 million senior secured second lien term loan ("Second Lien Term Loan"), both agreements collectively ("Credit Facilities"). Interest under these facilities is based on LIBOR. The Second Lien Term Loan is due and payable in its entirety in May 2011. Proceeds of $144.0 million, net of transaction costs for the Credit Agreement and the Second Lien Term Loan were used to repay the existing $111 million term loan C facility and general corporate purposes. The Credit Agreement is an asset-backed revolving credit facility, which is supported by a borrowing base that is calculated monthly. Availability under the Credit Agreement is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. On December 31, 2005, our availability under the Credit Agreement was $125.5 million. The Credit Agreement is secured by certain U.S. and Canadian assets and a 65% pledge of the stock of our foreign subsidiaries. The Second Lien Term Loan is secured by all of the U.S. assets and a 65% pledge of the stock of certain of foreign subsidiaries. In connection with the termination of the 2003 Credit Agreement, we wrote off debt issuance costs of $3.3 million during the second quarter of 2005. This amount is reflected in net gain on early extinguishment of debt in the consolidated statement of

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES operations. At December 31, 2005, we had $17.5 million in borrowings outstanding under the Credit Agreement. As of December 31, 2005, the rate on borrowings under the Credit Agreement was based on LIBOR and was 8.25%. The Credit Agreement contains various restrictive covenants which amongst other things, limit indebtedness, investments, capital expenditures and certain dividends. The Credit Agreement also requires us to maintain a minimum fixed charge coverage ratio if excess availability, as defined, is less than $35 million. Our excess availability was $125.5 million, as of December 31, 2005, thus, we were not required to maintain this minimum fixed charge coverage ratio. We were in compliance with all other covenants as of December 31, 2005.

     In April 2002, we completed the offering of $350.0 million 8.625% Senior Unsecured Notes, which are due April 2012. The interest on the 2002 Senior Unsecured Notes is payable semi-annually each April and October. Principal is payable in full in April 2012. In November 2003, we completed an additional Senior Unsecured Notes offering of $50.0 million, which is due April 2012. The interest on the 2003 Senior Unsecured Notes is payable semi-annually each April and October.

     We have $523.9 million of 9% Senior Subordinated Notes, which are due May 2009, outstanding as of December 31, 2005. The interest on the Senior Subordinated Notes is payable semi-annually each May and November. These notes are collateralized by guarantees of certain DURA subsidiaries.

     During the fourth quarter of 2005 we retired through purchase, Senior Subordinated Notes with an approximate face value of $49.4 million resulting in a net pretax gain of $18.2 after the write-off of $0.4 million of associated deferred debt issuance costs.

     In March 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of DURA, completed the offering of its Preferred Securities. The Preferred Securities are currently redeemable, in whole or part, and must be redeemed no later than March 2028. The Preferred Securities are convertible at the option of the holder into our Class A common stock at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42.875 per share. The net proceeds of the offering were used to repay outstanding indebtedness. We were required to adopt FIN 46 to variable interest entities effective December 31, 2003. The application of FIN 46 resulted in the reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority Interest -- Dividends on Trust Preferred Securities, Net, are classified in the statement of operations as a component of interest expense on a gross basis, prospectively, for periods subsequent to December 31, 2003. No separate financial statements of the Issuer have been included herein. We do not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer are owned, directly or indirectly, by DURA, a reporting company under the Exchange Act; (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 7.5% convertible subordinated debentures due March 2028 issued by DURA; and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by DURA.

     We are limited as to our ability to declare or make certain dividend payments or other distributions of assets under our Credit Facilities, Senior Unsecured Notes and Senior Subordinated Notes. Certain distributions relating to items such as a company stock purchase program, tax sharing arrangements, or other distributions as required under our Preferred Securities, are permitted.

     The Credit Agreement provides us with the ability to denominate a portion of our revolving credit borrowings in Canadian dollars up to an amount equal to $17.2 million.

     We also utilize uncommitted overdraft facilities to satisfy the short-term working capital requirements of our foreign subsidiaries. At December 31, 2005, we had overdraft facilities available from banks of $14.2 million, of which we had no borrowings outstanding.

     We have outstanding interest rate swaps in the notional amount of $400.0 million that effectively converts the interest on our Senior Unsecured Notes to a variable rate of 8.31% at December 31, 2005 from the fixed rate of

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

8.625%. This interest rate swaps contracts are with various high credit quality major financial institutions and expire in April 2012. At their inception, we designated these contracts as fair value hedges. At December 31, 2005, based upon market quotes, our swap contracts outstanding had a negative fair value of $10.8 million.

     Future maturities of long-term debt as of December 31, 2005 are as follows (in thousands):




2006.......................................................... $    3,473
2007..........................................................        978
2008..........................................................        987
2009..........................................................    524,789
2010..........................................................     18,315
Thereafter....................................................    594,883
                                                               ----------
                                                               $1,143,425
                                                               ==========



     We use standby letters of credit to guarantee our performance under various contracts and arrangements. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At December 31, 2005, we had outstanding letters of credit of $18.2 million. We do not believe that they will be required to be drawn.

8.  INCOME TAXES:

     The summary of income from continuing operations before provision for income taxes and minority interest consisted of the following (in thousands):


                                                   YEARS ENDED DECEMBER 31,
                                                 ---------------------------
                                                   2005      2004      2003
                                                 --------  --------  -------



United States................................... $(27,416) $(21,070) $(5,932)
Foreign.........................................   32,186    37,214   48,153
                                                 --------  --------  -------
                                                 $  4,770  $ 16,144  $42,221
                                                 ========  ========  =======



     The provision for income taxes consisted of the following (in thousands):


                                                   YEARS ENDED DECEMBER 31,
                                                 ---------------------------
                                                   2005      2004      2003
                                                 --------  --------  -------



Currently payable -
  United States................................. $  3,358  $    549  $   764
  Foreign.......................................   18,575    19,786   15,666
                                                 --------  --------  -------
                                                   21,933    20,335   16,430
                                                 --------  --------  -------
Deferred -
  United States.................................  (17,563)  (12,189)     (17)
  Foreign.......................................   (1,683)   (4,474)  (2,058)
                                                 --------  --------  -------
                                                  (19,246)  (16,663)  (2,075)
                                                 --------  --------  -------
                                                 $  2,687  $  3,672  $14,355
                                                 ========  ========  =======



     The 2005 foreign tax expense was reduced by tax credits and tax holiday benefits. The 2005 deferred tax (benefit) includes amounts attributable to net operating loss carryforwards, tax credits, adjustments to deferred tax assets and liabilities arising from changes in enacted tax rates in foreign jurisdictions and net future deductions that we expect to utilize against future operating income.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows (in thousands):


                                                    YEARS ENDED DECEMBER 31,
                                                   -------------------------
                                                     2005     2004     2003
                                                   -------  -------  -------



Federal provision at statutory rates.............. $ 1,669  $ 5,651  $14,777
Foreign net operating losses not benefited........     650    3,327    3,442
Capital losses not benefited/(utilized)...........    (816)   1,055     (630)
State taxes, net of federal income tax benefit....    (296)    (198)    (178)
Extraterritorial income exclusion benefit.........    (890)  (1,199)  (1,875)
Foreign provision more than U.S. tax rate.........   6,353   (4,875)  (1,102)
Research and development credits..................  (1,264)  (1,710)  (1,464)
Foreign tax holidays..............................     335   (2,661)    (449)
Change in tax contingency reserve.................  (4,324)   3,609      --
Other non-deductible expenses.....................   1,055      319    2,176
Other adjustments.................................     215      354     (342)
                                                   -------  -------  -------
                                                   $ 2,687  $ 3,672  $14,355
                                                   =======  =======  =======



     A summary of deferred tax assets (liabilities) is as follows (in thousands):


                                                           DECEMBER 31,
                                                        ------------------
                                                          2005      2004
                                                        --------  --------



Depreciation and property basis differences............ $(62,404) $(65,751)
Net operating loss carryforwards.......................  125,136    90,369
Postretirement benefit obligations.....................   20,622    21,700
Accrued interest.......................................   18,280    18,946
Accrued compensation costs.............................   12,220    14,622
Research and development and other credit
  carryforwards........................................   10,990     9,942
Facility closure and consolidation costs...............    1,476     5,890
Inventory valuation adjustments........................    6,472     5,630
Warranty and environmental costs.......................    6,179     5,402
Capital loss carryforward..............................    4,135     4,806
Loss contracts.........................................      846     1,611
Bad debt allowance.....................................      958       377
Other..................................................   (2,575)   (3,042)
Valuation allowance....................................  (68,831)  (63,074)
                                                        --------  --------
                                                        $ 73,504  $ 47,428
                                                        ========  ========



     Current and noncurrent deferred tax assets and liabilities, within the same tax jurisdiction, are offset for presentation in the consolidated balance sheet. The December 31, 2005 consolidated balance sheet includes $18.0 million and $66.5 million of current and noncurrent deferred tax assets, respectively; and $2.6 million and $8.4 million of current and noncurrent deferred tax liabilities, respectively. The December 31, 2004 consolidated balance sheet includes $21.6 million and $43.9 million of current and noncurrent deferred tax assets, respectively; and $3.2 million and $14.9 million of current and noncurrent deferred tax liabilities, respectively.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The valuation allowance primarily relates to the uncertainty regarding the use of certain of our net operating loss and capital loss carryforwards. In 2005 and 2004, the valuation allowance increased by $5.8 million and $14.0 million, respectively, primarily to reflect the current year losses in certain jurisdictions where there is negative evidence which indicates that it is more likely than not that loss carryforwards will not be utilizable, as well as the impact of foreign exchange. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested.

     As of December 31, 2005, utilization of net operating losses are subject to the tax laws of the applicable jurisdiction and will be limited by the ability of the respective operations to generate taxable income. Capital loss carryforwards of $8.1 million will expire in 2006. Capital loss carryforwards of $2.1 million have no expiration date. We have recorded a valuation allowance on a majority of the capital loss carryforwards as we believe that it is more likely than not that a significant portion of these losses are not realizable. We have been granted tax holidays in certain countries in which we operate that will expire December 31, 2006.

     We currently have $367.0 million of U.S. and foreign gross net operating loss carryforwards on which we have provided a net deferred tax benefit of $125.1 million. The general time frame of the net operating loss carryforwards expiration is as follows:


                                               U.S.   FOREIGN  VALUATION    NET
                                              ------  -------  ---------  ------



2006 - 2009.................................. $  --    $  9.0   $   --    $  9.0
2010 - 2014..................................    --       8.5       --       8.5
2015 - 2019..................................   10.4     26.0     (21.9)    14.5
2020.........................................   19.7      0.7      (0.7)    19.7
2021.........................................    9.8      --        --       9.8
2023.........................................   48.7      --        --      48.7
2024.........................................   32.5      --        --      32.5
2025.........................................   64.0      --        --      64.0
No expiration................................    --     137.7     (92.3)    45.4
                                              ------   ------   -------   ------
                                              $185.1   $181.9   $(114.9)  $252.1
                                              ======   ======   =======   ======



     In addition, we currently have $6.0 million in state net operating loss carryforwards, against which we have provide a valuation allowance of $4.1 million. These net operating loss carryforwards will expire in varying amounts over the next 20 years.

     We have provided deferred income tax benefits on $11.0 million of U.S. Research and Experimental credit carryforwards that expire in the following general time periods:




2015-2019........................................................ $ 1.8
2020-2024........................................................   8.0
2025-2029........................................................   1.2
                                                                  -----
                                                                  $11.0
                                                                  =====



     Based upon projections of future earnings, we believe we will be able to utilize these net operating loss carryforwards and future research and development income tax credits. We have approximately $300.0 million of undistributed foreign earnings on which no U.S. income taxes have been provided.

     We operate within multiple tax jurisdictions and are subject to audits in these jurisdictions. Upon audit, these taxing jurisdictions could retroactively disagree with our tax treatment of certain items. Consequently, the actual liabilities with respect to any year may be determined long after financial statements have been issued. We established tax reserves for estimated tax exposures. These potential exposures result from varying applications of

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES statutes, rules, regulations, case law and interpretations. The settlement of these exposures primarily occurs upon finalization of tax audits. However, the amount of the exposures can also be impacted by changes in tax laws and other factors. On a quarterly basis, we revalue the reserve amounts in light of any additional information and adjust the reserve balances as necessary to reflect the best estimate of the probable outcomes. We believe that we have established the appropriate reserves for these estimated exposures. However, actual results may differ from these estimates. The resolution of these tax matters in a particular future period could have a material impact on our consolidated statement of operations.

     During 2005, we recognized $4.3 million of previously established tax contingency valuation reserves as a result of a change in estimated exposures due to favorable tax audit results obtained in the fourth quarter of 2005.

     We recorded during the period of 2002 to 2005 total losses from discontinued operations of $126.6 million. We have not recorded tax benefits for these losses of $32.9 million as we believe it is more likely than not that such losses will not be realized.

9.  SEGMENT REPORTING:

     We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). We are organized in three divisions based on the products that each division offers to vehicle OEM customers. Two divisions provide products to similar customers in the automotive industry, while the other provides products for the RVSV industry. Each division reports their results of operations, submits budgets, and makes capital expenditure requests to the chief operating decision-making group. This group consists of the president and chief executive officer, the presidents of the three divisions, the chief financial officer and the vice-president of administration and vice-president of human resources. Our operating segments have been aggregated into one reportable segment, as we believe it meets the aggregation criteria of SFAS No. 131. Our divisions, each with a separate operational management team, are dedicated to providing vehicle components and systems to OEM customers. Each of the divisions demonstrate similar economic performance, mainly driven by vehicle production volumes of the customers for which they service. All of our operations use similar manufacturing techniques and utilize common cost-saving tools. These techniques include continuous improvement programs designed to reduce our overall cost base and to enable us to better handle OEM volume fluctuations.

     The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):


                                                   YEARS ENDED DECEMBER 31,
                            ----------------------------------------------------------------------
                                     2005                    2004                    2003
                            ----------------------  ----------------------  ----------------------
                                        LONG-LIVED              LONG-LIVED              LONG-LIVED
                             REVENUES     ASSETS     REVENUES     ASSETS     REVENUES     ASSETS
                            ----------  ----------  ----------  ----------  ----------  ----------



North America.............. $1,333,863   $195,511   $1,477,678   $205,964   $1,430,319   $221,928
Europe.....................    938,522    242,350      967,600    266,703      914,601    253,253
Other foreign countries....     71,754     20,397       47,265     14,439       35,874     13,182
                            ----------   --------   ----------   --------   ----------   --------
                            $2,344,139   $458,258   $2,492,543   $487,106   $2,380,794   $488,363
                            ==========   ========   ==========   ========   ==========   ========



     Revenues are attributed to geographic locations based on the location of product production.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The following is a summary composition by product category of our revenues (in thousands):


                                                  YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2005        2004        2003
                                             ----------  ----------  ----------



Driver control systems...................... $  786,623  $  846,295  $  845,019
Glass systems...............................    350,675     402,337     369,364
Seating control systems.....................    302,849     344,033     363,652
Structural door modules.....................    234,655     231,646     202,302
Exterior trim systems.......................    148,517     173,212     177,667
Engineered assemblies.......................    137,168     151,632     161,000
RVSV appliances.............................    124,211     110,290      89,273
Other*......................................    259,441     233,098     172,517
                                             ----------  ----------  ----------
Revenues from external customers............ $2,344,139  $2,492,543  $2,380,794
                                             ==========  ==========  ==========



--------

* Other - All individual components are less than 10% of total revenues.

     Customers that accounted for a significant portion of consolidated revenues for the years ended December 31, 2005, 2004 and 2003 were as follows:


                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                          ----------------
                                                          2005  2004  2003
                                                          ----  ----  ----



Ford.....................................................  19%   19%   20%
GM.......................................................  10%   12%   14%
Lear.....................................................  10%   11%   12%
Volkswagen...............................................  10%    9%    9%


     As of December 31, 2005, 2004 and 2003, receivables from these customers represented approximately 48.0%, 41.2% and 38.2% of total accounts receivable, respectively.

10.  EMPLOYEE BENEFIT PLANS:

  DEFINED BENEFIT PLANS AND POSTRETIREMENT BENEFITS:

     We sponsor 13 defined benefit type plans that cover certain hourly and salaried employees in the U.S., Canada and certain European countries. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have 9 postretirement medical benefit plans for certain employee groups and have recorded a liability for our estimated obligation under these plans. The tables below are based on a September 30 measurement date.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The change in benefit obligation, plan assets and funded status for the plans related to continuing operations consisted of the following (in thousands):


                                          PENSION PLANS IN
                                                WHICH          POSTRETIREMENT
                                             ACCUMULATED          BENEFITS
                                              BENEFITS           OTHER THAN
                                            EXCEED ASSETS         PENSIONS
                                         ------------------  ------------------
                                           2005      2004      2005      2004
                                         --------  --------  --------  --------



Change in Benefit Obligation:
  Benefit obligation at beginning of
     year............................... $150,376  $140,838  $ 30,727  $ 25,112
  Service cost..........................    2,197     2,344       650       643
  Interest cost.........................    8,300     8,525     1,341     1,795
  Plan participants' contributions......      --        --        542       282
  Amendments............................     (315)      224    (8,416)     (420)
  Actuarial (gain)/loss.................   12,217     4,510    (1,479)    6,312
  Benefits paid.........................   (9,790)   (9,687)   (3,336)   (3,373)
  Exchange rate changes.................   (2,230)    3,622       229       376
                                         --------  --------  --------  --------
  Benefit obligation at end of year..... $160,755  $150,376  $ 20,258  $ 30,727
                                         ========  ========  ========  ========
Change in Plan Assets:
  Fair value of plan assets at beginning
     of year............................ $ 85,568  $ 79,100  $    --   $    --
  Actual return on plan assets..........    6,058     6,283       --        --
  Employer contributions................    8,177     8,148     3,337     3,373
  Benefits paid.........................   (9,056)   (8,536)   (3,337)   (3,373)
  Settlement............................      --     (1,405)      --        --
  Exchange rate changes.................      391     1,978       --        --
                                         --------  --------  --------  --------
  Fair value of plan assets at end of
     year............................... $ 91,138  $ 85,568  $    --   $    --
                                         ========  ========  ========  ========
Change in Funded Status:
  Funded status......................... $(69,617) $(64,808) $(20,258) $(30,727)
  Unrecognized actuarial loss...........   44,719    35,763     3,063     7,943
  Unrecognized prior service cost
     (benefit)..........................    7,770     8,339    (1,534)      (16)
  Adjustment to recognize minimum
     liability..........................  (50,982)  (42,465)      --        --
                                         --------  --------  --------  --------
Accrued benefit cost.................... $(68,110) $(63,171) $(18,729) $(22,800)
                                         ========  ========  ========  ========



     For the years ended December 31, 2005 and 2004, the accumulated benefit obligation for all defined benefit pension plans was $160.3 million and $150.1 million, respectively. As of December 31, 2005 and 2004, all of our defined benefit and postretirement medical benefit plans had accumulated benefit obligations that exceeded plan assets.

     The following weighted-average assumptions were used to determine benefit obligations:


                                                                   POST-
                                                                RETIREMENT
                                                                 BENEFITS
                                                      PENSION   OTHER THAN
                                                     BENEFITS    PENSIONS
                                                    ----------  ----------
                                                    2005  2004  2005  2004
                                                    ----  ----  ----  ----



Discount rate...................................... 5.28% 5.77% 5.00% 6.00%
Rate of compensation increase...................... 1.65% 2.77%  N/A   N/A

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The following weighted-average assumptions were used to determine net periodic benefit costs:


                                                                   POST-
                                                                RETIREMENT
                                                                 BENEFITS
                                                      PENSION   OTHER THAN
                                                     BENEFITS    PENSIONS
                                                    ----------  ----------
                                                    2005  2004  2005  2004
                                                    ----  ----  ----  ----



Discount rate...................................... 5.51% 5.93% 5.00% 6.00%
Expected return on plan assets..................... 7.40% 7.80%  N/A   N/A
Rate of compensation increase...................... 1.65% 2.77%  N/A   N/A


     We employ a building block approach in determining the expected long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness.

     The following health care cost trend rates were used to account for the plans:


                                                       2005           2004
                                                  -------------  -------------



Health care cost trend rate assumed for next
  year........................................... 9.00 - 13.00%  7.75 - 11.00%
Rate to which the cost trend rate is assumed to
  decline (the ultimate trend rate)..............  5.00 - 6.00%   5.00 - 6.00%
Year that the rate reaches the ultimate trend
  rate...........................................  2010 - 2013    2007 - 2009


     The components of net periodic benefit costs are as follows (in thousands):


                                                                 POSTRETIREMENT BENEFITS
                                                                   OTHER THAN PENSIONS
                                           PENSION BENEFITS        YEARS ENDED DECEMBER
                                       YEARS ENDED DECEMBER 31,            31,
                                      -------------------------  -----------------------
                                        2005     2004     2003     2005    2004    2003
                                      -------  -------  -------  -------  ------  ------



Service cost......................... $ 2,197  $ 2,344  $ 3,704  $   650  $  643  $  484
Interest cost........................   8,300    8,525    7,949    1,339   1,795   1,649
Expected return on plan assets.......  (6,677)  (6,355)  (5,810)     --      --      --
Amendments/curtailments..............     --     1,357       44   (3,562)   (437)    --
Amortization of prior service cost
  (benefit)..........................   1,366    2,076    1,710       (7)     (9)     60
Recognized actuarial loss............   1,286      172      316      155     239     --
                                      -------  -------  -------  -------  ------  ------
Net periodic benefit cost............ $ 6,472  $ 8,119  $ 7,913  $(1,425) $2,231  $2,193
                                      =======  =======  =======  =======  ======  ======



     Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):


                                             ONE PERCENTAGE-POINT  ONE PERCENTAGE-POINT
                                                   INCREASE              DECREASE
                                             --------------------  --------------------



Effect on total of service and interest cost
  components................................        $  129                $  (127)
Effect on the post-retirement benefit
  obligation................................         1,268                 (1,288)

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     Our North American pension plan weighted-average asset allocations at the September 30, 2005 and 2004 measurement dates were as follows:


                                                                PENSION
                                                               BENEFITS
                                                              ----------
                                                              2005  2004
                                                              ----  ----



Equity securities............................................   63%    1%
Debt securities..............................................   37%   12%
Other........................................................  --     87%
                                                               ---   ---
Total........................................................  100%  100%
                                                               ===   ===



     The September 30, 2004 North American plan assets were held in cash prior to the transfer to a new investment manager. The investment strategy for the North American defined benefit pension plans is becoming more conservative due to the cessation of accepting new participants. The focus is on diminishing the under funding of $44.6 million at December 31, 2005 and at the same time protecting the participants' positions. Consequently, the current target investment mix is 60% in equity securities and 40% in fixed income and debt securities.

     Our foreign pension plan weighted-average asset allocations at the September 30, 2005 and 2004 measurement dates were as follows:


                                                                PENSION
                                                               BENEFITS
                                                              ----------
                                                              2005  2004
                                                              ----  ----



Equity securities............................................   60%   58%
Debt securities..............................................   34%   35%
Other........................................................    6%    7%
                                                               ---   ---
Total........................................................  100%  100%
                                                               ===   ===



     The investment strategy for the foreign defined benefit pension plans is becoming more conservative due to the cessation of accepting new participants. The focus is on diminishing the under funding of $25.1 million at December 31, 2005 and at the same time protecting the participants' positions. Consequently, the current target investment mix is 60% in equity securities and 40% in fixed income and debt securities.

     We employ a total return investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalization companies. Other assets such as real estate, private equity, and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

     We expect to contribute $8.5 million to our pension plans and $1.3 million to our postretirement medical benefit plans in 2006.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

     The following table presents our projected benefit payments as of December 31, 2005 (in thousands):


YEAR                                                  PENSION  POST-RETIREMENT
----                                                  -------  ---------------



2006................................................. $ 8,340       $1,293
2007.................................................   8,104        1,212
2008.................................................   8,321        1,233
2009.................................................   8,492        1,253
2010.................................................   8,942        1,222
Thereafter...........................................  50,302        6,533


  RETIREMENT SAVINGS PLANS:

     We sponsor various employee retirement savings plans that allow qualified employees to provide for their retirement on a tax-deferred basis. In accordance with the terms of the retirement savings plans, we may match certain of the participants' contributions and/or provide employer contributions based on our performance and other factors. Our contributions totaled $3.9 million, $8.5 million, and $8.6 million during 2005, 2004, and 2003, respectively. We did not make any discretionary contribution to the U.S. saving plan in 2005.

11.  COMMITMENTS AND CONTINGENCIES:

  LEASES:

     We lease office space, manufacturing space and certain equipment under operating lease agreements which require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. Of these lease commitments, $15.7 million are included in facility closure and consolidation costs reserves. Future annual rental commitments at December 31, 2005 under these operating leases are as follows (in thousands):


YEAR                                                             AMOUNT
----                                                            -------



2006........................................................... $15,855
2007...........................................................   9,428
2008...........................................................   6,058
2009...........................................................   4,743
2010...........................................................   4,290
Thereafter.....................................................  23,413


     We have committed to lease a building currently being built in Mexico for a period of ten years and rental charges that could aggregate $9.1 million.

  LITIGATION:

     We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties, including, but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and reasonably estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows; however, such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

12.  RELATED PARTY TRANSACTIONS:

     We incurred fees to Hidden Creek Industries, a former affiliate, of $0.4 million in 2005 and $0.3 million in 2004, respectively, for business development services. In 2003, we incurred fees to Hidden Creek of $1.1 million in connection with a debt offering, acquisition and other business development services.

     In November 2001, we entered into a definitive agreement to divest our Plastic Products business for total proceeds of $41.0 million. The transaction closed on January 28, 2002. Two members of our Board of Directors are members of management of an investor group, which is the general partner of the controlling shareholder of the acquiring company. We currently hold a note receivable from the acquiring company for $6.0 million as of December 31, 2005. Payments are due on this note receivable of $4.0 million in February 2007 and $2.0 million in February 2008.

     During 1999, we formed Automotive Aviation Partners, LLC ("AAP") with our former Chairman to facilitate the purchase of a corporate airplane. We owned 25% of AAP and our former Chairman owned 75%. Each party provided guarantees for their ownership percent in favor of the AAP's lending institution; our guarantee was for $1.25 million. In 2001, we loaned $1.2 million to AAP (the "DURA Loan") to enable it to make a principal and interest payment to the lending institution. The former chairman had personally guaranteed repayment of 75% of this loan. The DURA Loan was due and payable in October 2002. Subsequently, we established a repayment schedule with our former Chairman with respect to his guarantee, for which payments are current. As of December 31, 2005, the former Chairman owed $0.5 million to us under this arrangement In March 2004, a wholly-owned subsidiary of DURA acquired the former Chairman's 75% interest in AAP in exchange for nominal consideration. We have repaid the loan to AAP's lending institution and the former Chairman has been released from his guaranty to such lender. The former Chairman remained liable under his guaranty to DURA at December 31, 2005. The loan was subsequently paid off in January 2006.

     In March 2003, we entered into a two year agreement with our former Chief Executive Officer. Under the terms of the agreement, this individual would receive an annual consulting fee of $525,000 for two years, stock options for 270,000 shares of Class A Common Stock and his existing vested options exercise period were extended to the remaining life of those options. As of December 31, 2004, all 270,000 of the additional options have been granted.

     During April 2004, Onex Corporation, our controlling shareholder at that time, converted all of its remaining Class B common stock into Class A common stock, resulting in a single class of voting shares outstanding and effectively eliminated their majority voting control over our shareholder matters. As a result, during June 2004, we entered into change of control agreements ("the Agreements") with certain key officers and directors. The Agreements provide for severance pay including incentive compensation, continuation of certain other benefits, gross-up of payments deemed to be excess parachute payments, additional years of credited service under our supplemental executive retirement plan and undiscounted lump-sum payment of the benefit due there-under within ten days of the termination date, and indemnification of the individual with respect to certain matters associated with their employment by us. In the event of a change of control, the benefit to be received by certain key officers and directors from existing agreements and the Agreements noted above is $21.1 million as of December 31, 2005. Change of control is defined as the accumulation by any person, entity or group of affiliated entities meeting certain levels of voting power of our voting stock or the occurrence of certain other specified events, as defined in the Agreements.

13.  CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:

     The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary and has fully and unconditionally guaranteed the Senior Subordinated Notes issued by DURA Operating Corp. ("DOC"), on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.

     The Non-Guarantor Companies financial information represents our non United States operations.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          DURA AUTOMOTIVE SYSTEMS, INC.

              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2005



                                      DURA                   NON-
                                    OPERATING  GUARANTOR   GUARANTOR
                                      CORP.    COMPANIES   COMPANIES  ELIMINATIONS  CONSOLIDATED
                                   ----------  ---------  ----------  ------------  ------------
                                                       (AMOUNTS IN THOUSANDS)



                                             ASSETS
Current assets:
  Cash and cash equivalents....... $    3,911   $    (40) $   98,018   $       --    $  101,889
  Accounts receivable, net of
     allowances...................     39,630     88,508     162,981           --       291,119
  Inventories.....................     10,018     55,142      66,988           --       132,148
  Other current assets............     30,247      9,635      67,768           --       107,650
  Due from affiliates.............    180,078     23,841       7,481      (211,400)         --
                                   ----------   --------  ----------   -----------   ----------
     Total current assets.........    263,884    177,086     403,236      (211,400)     632,806
                                   ----------   --------  ----------   -----------   ----------
Property, plant and equipment,
  net.............................     54,280    108,126     295,852                    458,258
Investment in subsidiaries........    772,942     28,799     190,777      (992,518)         --
Notes receivable from affiliates..    423,553    358,908      37,724      (820,185)         --
Goodwill..........................    380,906    128,773     344,617           --       854,296
Other assets, net of accumulated
  amortization....................     97,613     12,300      19,936           --       129,849
                                   ----------   --------  ----------   -----------   ----------
                                   $1,993,178   $813,992  $1,292,142   $(2,024,103)  $2,075,209
                                   ==========   ========  ==========   ===========   ==========

                            LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable................ $   40,516   $ 73,044  $  152,000   $       --    $  265,560
  Accrued liabilities.............     70,481     12,138      98,003           --       180,622
  Current maturities of long-term
     debt.........................      2,189                  1,284           --         3,473
  Due to affiliates...............     26,951    179,300       5,149      (211,400)         --
                                   ----------   --------  ----------   -----------   ----------
     Total current liabilities....    140,137    264,482     256,436      (211,400)     449,655
                                   ----------   --------  ----------   -----------   ----------
Long-term debt, net of current
  maturities......................    167,500        --        4,077           --       171,577
Senior unsecured notes............    400,000        --          --            --       400,000
Senior subordinated notes.........    523,906        --          --            --       523,906
Convertible trust preferred
  securities......................     55,250        --          --            --        55,250
Senior notes  --  derivative
  instrument adjustment...........    (10,781)       --          --            --       (10,781)
Other noncurrent liabilities......     83,114        672      57,245           --       141,031
Minority interest.................        --         --        4,864           --         4,864
Notes payable to affiliates.......    371,632    160,065     288,488      (820,185)         --
                                   ----------   --------  ----------   -----------   ----------
     Total liabilities............  1,730,758    425,219     611,110    (1,031,585)   1,735,502
                                   ----------   --------  ----------   -----------   ----------
Stockholders' investment, net.....    262,420    388,773     681,032      (992,518)     339,707
                                   ----------   --------  ----------   -----------   ----------
                                   $1,993,178   $813,992  $1,292,142   $(2,024,103)  $2,075,209
                                   ==========   ========  ==========   ===========   ==========


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          DURA AUTOMOTIVE SYSTEMS, INC.

   CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005



                                      DURA                  NON-
                                   OPERATING  GUARANTOR   GUARANTOR
                                     CORP.    COMPANIES   COMPANIES  ELIMINATIONS  CONSOLIDATED
                                   ---------  ---------  ----------  ------------  ------------
                                                      (AMOUNTS IN THOUSANDS)



Revenues.......................... $ 282,854   $852,290  $1,236,610    $(27,615)    $2,344,139
Cost of sales.....................   256,043    735,321   1,122,672     (27,615)     2,086,421
                                   ---------   --------  ----------    --------     ----------
  Gross profit....................    26,811    116,969     113,938                    257,718
Selling, general and
  administrative expenses.........    61,296     30,989      63,616         --         155,901
Facility consolidation, asset
  impairment and other charges....     1,113      4,377       5,907         --          11,397
Amortization expense..............       222        182          30         --             434
                                   ---------   --------  ----------    --------     ----------
  Operating income................   (35,820)    81,421      44,385         --          89,986
Interest expense, net of interest
  income..........................    88,224      2,330       9,467         --         100,021
Gain on early extinguishment of
  debt............................    14,805        --          --          --          14,805
                                   ---------   --------  ----------    --------     ----------
  Income from continuing
     operations before provision
     for income taxes and minority
     interest.....................  (109,239)    79,091      34,918         --           4,770
Provision for income taxes........   (55,346)    40,997      17,036         --           2,687
Minority interest:
  In non-wholly owned
     subsidiaries.................   (50,116)       --       (7,553)     57,846            177
Dividends from affiliates.........    (5,591)       --          --        5,591            --
                                   ---------   --------  ----------    --------     ----------
Income from continuing
  operations......................     1,814     38,094      25,435     (63,437)         1,906
Loss from discontinued operations,
  including loss on disposal......       --         --          (92)        --             (92)
                                   ---------   --------  ----------    --------     ----------
  Net income...................... $   1,814   $ 38,094  $   25,343    $(63,437)    $    1,814
                                   =========   ========  ==========    ========     ==========


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          DURA AUTOMOTIVE SYSTEMS, INC.

   CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2005



                                        DURA                  NON-
                                     OPERATING  GUARANTOR  GUARANTOR
                                       CORP.    COMPANIES  COMPANIES  ELIMINATIONS  CONSOLIDATED
                                     ---------  ---------  ---------  ------------  ------------
                                                        (AMOUNTS IN THOUSANDS)



OPERATING ACTIVITIES:
  Income from continuing
     operations..................... $   1,814   $ 38,093  $  25,436    $(63,437)     $   1,906
  Adjustments to reconcile income
     (loss) from continuing
     operations to net cash provided
     by (used in) operating
     activities:
     Depreciation and amortization..     8,922     19,932     51,507         --          80,361
     Amortization of deferred
       financing fees...............     3,889        --         --          --           3,889
     Facility consolidation and
       other........................       246     (3,156)     1,551         --          (1,359)
     Deferred income tax provision
       (benefit)....................   (45,694)    19,775     (1,237)        --         (27,156)
     Asset impairments..............       759      2,401        --          --           3,160
     Favorable settlement of
       environmental matters........    (1,200)    (8,760)       --          --          (9,960)
     Gain on early extinguishment of
       debt.........................   (14,805)       --         --          --         (14,805)
     Changes in other operating
       items........................    (7,939)   (26,542)   (14,547)        --         (49,028)
                                     ---------   --------  ---------    --------      ---------
       Net cash provided by (used
          in) operating activities..   (54,008)    41,743     62,710     (63,437)       (12,992)
                                     ---------   --------  ---------    --------      ---------
INVESTING ACTIVITIES:
  Capital expenditures, net.........   (10,803)   (11,748)   (44,266)        --         (66,817)
  Other.............................       662      2,661       (833)        --           2,490
                                     ---------   --------  ---------    --------      ---------
     Net cash used in investing
       activities...................   (10,141)    (9,087)   (45,099)        --         (64,327)
                                     ---------   --------  ---------    --------      ---------
FINANCING ACTIVITIES:
  Long-term borrowings..............   153,285        --         --          --         153,285
  Net borrowings under revolving
     credit facilities..............    17,500        --         --          --          17,500
  Repayments of long-term
     borrowings.....................  (178,129)        (3)    (1,327)        --        (179,459)
  Purchase of treasury shares and
     other, net.....................       --         --         --          --             --
  Proceeds from exercise of stock
     options, net...................       673        --         --          --             673
  Debt issue costs..................    (7,613)       --         --          --          (7,613)
  Deferred gain on termination of
     interest rate swap.............    11,374        --         --          --          11,374
  Minority interest distribution....       --         --         (86)        --             (86)
  Dividends paid....................       --      (5,591)       --        5,591            --
                                     ---------   --------  ---------    --------      ---------
     Net cash provided by (used in)
       financing activities.........    (2,910)    (5,594)    (1,413)      5,591         (4,326)
                                     ---------   --------  ---------    --------      ---------
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS..................    68,026    (28,728)  (105,086)     57,846         (7,942)
                                     ---------   --------  ---------    --------      ---------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING
  OPERATIONS........................       967     (1,666)   (88,888)        --         (89,587)
NET CASH FLOW FROM DISCONTINUED
  OPERATIONS........................       --         --         (92)        --             (92)
CASH AND CASH EQUIVALENTS:
  Beginning of period...............     2,944      1,626    186,998         --         191,568
                                     ---------   --------  ---------    --------      ---------
  End of period..................... $   3,911   $    (40) $  98,018    $    --       $ 101,889
                                     =========   ========  =========    ========      =========


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          DURA AUTOMOTIVE SYSTEMS, INC.

              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2004



                                     DURA                   NON-
                                   OPERATING  GUARANTOR   GUARANTOR
                                     CORP.    COMPANIES   COMPANIES  ELIMINATIONS  CONSOLIDATED
                                  ----------  ---------  ----------  ------------  ------------
                                                      (AMOUNTS IN THOUSANDS)



                                             ASSETS
Current assets:
  Cash and cash equivalents...... $    2,944   $  1,626  $  186,998   $       --    $  191,568
  Accounts receivable, net of
     allowances..................     27,455     82,504     163,997           --       273,956
  Inventories....................     12,735     60,326      76,773           --       149,834
  Current portion of derivative
     instruments.................      7,746        --          --            --         7,746
  Other current assets...........     14,485     19,868      57,663           --        92,016
  Due from affiliates............    181,728     39,261       7,599      (228,588)         --
                                  ----------   --------  ----------   -----------   ----------
     Total current assets........    247,093    203,585     493,030      (228,588)     715,120
                                  ----------   --------  ----------   -----------   ----------
Property, plant and equipment,
  net............................     52,560    115,582     318,964           --       487,106
Investment in subsidiaries.......    761,450     28,799      74,338      (864,587)         --
Notes receivable from
  affiliates.....................    384,563    235,563      26,188      (646,314)         --
Goodwill.........................    380,907    128,773     393,904           --       903,584
Noncurrent portion of derivative
  instruments....................     10,601        --          --            --        10,601
Other assets, net of accumulated
  amortization...................     61,918     15,668      29,924           --       107,510
                                  ----------   --------  ----------   -----------   ----------
                                  $1,899,092   $727,970  $1,336,348   $(1,739,489)  $2,223,921
                                  ==========   ========  ==========   ===========   ==========

                            LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable............... $   45,103   $ 70,663  $  154,575   $       --    $  270,341
  Accrued liabilities............     57,888     22,412     106,954           --       187,254
  Current maturities of long-term
     debt........................      1,500          3       1,465           --         2,968
  Due to affiliates..............     41,586    150,935      36,067      (228,588)         --
                                  ----------   --------  ----------   -----------   ----------
     Total current liabilities...    146,077    244,013     299,061      (228,588)     460,563
                                  ----------   --------  ----------   -----------   ----------
Long-term debt, net of current
  maturities.....................    144,750          3       6,145           --       150,898
Senior unsecured notes...........    400,000        --          --            --       400,000
Senior subordinated notes........    589,469        --          --            --       589,469
Convertible trust preferred
  securities.....................     55,250        --          --            --        55,250
Senior notes  --  derivative
  instrument adjustment..........     18,347        --          --            --        18,347
Other noncurrent liabilities.....     57,083     18,450      66,370           --       141,903
Notes payable to affiliates......    236,752    158,282     251,280      (646,314)         --
                                  ----------   --------  ----------   -----------   ----------
Total liabilities................  1,647,728    420,748     622,856      (874,902)   1,816,430
                                  ----------   --------  ----------   -----------   ----------
Stockholders' investment, net....    251,364    307,222     713,492      (864,587)     407,491
                                  ----------   --------  ----------   -----------   ----------
                                  $1,899,092   $727,970  $1,336,348   $(1,739,489)  $2,223,921
                                  ==========   ========  ==========   ===========   ==========


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          DURA AUTOMOTIVE SYSTEMS, INC.

   CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004



                                                    (AMOUNTS IN THOUSANDS)



Revenues.......................      $327,516  $972,793  $1,241,070  $(48,836) $2,492,543
Cost of sales..................       298,655   839,237   1,125,057   (48,836)  2,214,113
                                     --------  --------  ----------  --------  ----------
  Gross profit.................        28,861   133,556     116,013       --      278,430
Selling, general and
  administrative expenses......        55,379    31,111      63,999       --      150,489
Facility consolidation, asset
  impairment and other
  charges......................           295    17,232       4,290       --       21,817
Amortization expense...........           222       182          41       --          445
                                     --------  --------  ----------  --------  ----------
  Operating income.............       (27,035)   85,031      47,683       --      105,679
Interest expense, net of
  interest income..............        71,909     6,927      10,699       --       89,535
                                     --------  --------  ----------  --------  ----------
  Income from continuing
     operations before
     provision for income taxes
     and minority interest.....       (98,944)   78,104      36,984       --       16,144
Provision for income taxes.....       (13,533)   11,561       5,644       --        3,672
Minority interest:
  In non-wholly owned
     subsidiaries..............       (92,355)      --          482    91,873         --
Dividends from affiliates......        (4,899)      --          --      4,899         --
                                     --------  --------  ----------  --------  ----------
  Income from continuing
     operations................        11,843    66,543      30,858   (96,772)     12,472
Loss from discontinued
  operations, including loss on
  disposal.....................          (120)      --         (629)      --         (749)
                                     --------  --------  ----------  --------  ----------
     Net income................      $ 11,723  $ 66,543  $   30,229  $(96,772) $   11,723
                                     ========  ========  ==========  ========  ==========


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          DURA AUTOMOTIVE SYSTEMS, INC.

   CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2004



                                             DURA                    NON-
                                          OPERATING   GUARANTOR   GUARANTOR
                                            CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                          ---------   ---------   ---------   ------------   ------------
                                                               (AMOUNTS IN THOUSANDS)



OPERATING ACTIVITIES:
  Income (loss) from continuing
     operations........................    $ 11,843    $ 66,543    $ 30,858     $(96,772)      $ 12,472
  Adjustments to reconcile income
     (loss) from continuing operations
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization.....       8,826      21,617      52,945          --          83,388
     Amortization of deferred financing
       fees............................       3,522         --          --           --           3,522
     Facility consolidation and other..       8,736       1,932       2,838          --          13,506
     Deferred income tax provision
       (benefit).......................         750     (14,573)     (2,840)         --         (16,663)
     Loss on early extinguishment of
       debt............................         --          --          --           --             --
     Equity in losses (earnings) of
       affiliates and minority
       interest........................     (92,355)        --          482       91,873            --
     Changes in other operating items..      91,986     (19,654)    (59,336)         --          12,996
                                           --------    --------    --------     --------       --------
       Net cash provided by operating
          activities...................      33,308      55,865      24,947       (4,899)       109,221
                                           --------    --------    --------     --------       --------
INVESTING ACTIVITIES:
  Capital expenditures, net............      (9,399)    (13,705)    (44,104)         --         (67,208)
  Acquisitions, net....................         --          --      (13,327)         --         (13,327)
                                           --------    --------    --------     --------       --------
       Net cash used in investing
          activities...................      (9,399)    (13,705)    (57,431)         --         (80,535)
                                           --------    --------    --------     --------       --------
FINANCING ACTIVITIES:
  Long-term borrowings.................         --          --          568          --             568
  Repayments of long-term borrowings...      (8,897)        (37)    (10,293)         --         (19,227)
  Purchase of treasury shares and
     other, net........................         (61)        --          --           --             (61)
  Proceeds from exercise of stock
     options, net......................       2,353         --          --           --           2,353
  Debt issue costs.....................        (552)        --          --           --            (552)
  Debt financing (to) from affiliates..     (59,536)    (36,724)     96,260          --             --
  Dividends paid.......................         --       (4,899)        --         4,899            --
                                           --------    --------    --------     --------       --------
       Net cash provided by (used in)
          financing activities.........     (66,693)    (41,660)     86,535        4,899        (16,919)
                                           --------    --------    --------     --------       --------
EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS.....................      13,632         --      (14,350)         --            (718)
                                           --------    --------    --------     --------       --------
NET CHANGE IN CASH AND CASH EQUIVALENTS
  FROM CONTINUING OPERATIONS...........     (29,152)        500      39,701          --          11,049
NET CASH FLOW FROM DISCONTINUED
  OPERATIONS...........................        (120)        --         (629)         --            (749)
CASH AND CASH EQUIVALENTS:
  Beginning of period..................      32,216       1,126     147,926          --         181,268
                                           --------    --------    --------     --------       --------
  End of period........................    $  2,944    $  1,626    $186,998     $    --        $191,568
                                           ========    ========    ========     ========       ========


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          DURA AUTOMOTIVE SYSTEMS, INC.

              CONSOLIDATING BALANCE SHEETS AS OF DECEMBER 31, 2003



                                     DURA                   NON-
                                   OPERATING  GUARANTOR   GUARANTOR
                                     CORP.    COMPANIES   COMPANIES  ELIMINATIONS  CONSOLIDATED
                                  ----------  ---------  ----------  ------------  ------------
                                                      (AMOUNTS IN THOUSANDS)



                                             ASSETS
Current assets:
  Cash and cash equivalents...... $   32,216   $  1,126  $  147,926   $       --    $  181,268
  Accounts receivable, net of
     allowances..................     18,721     75,182     180,442           --       274,345
  Inventories....................     10,714     45,368      71,875           --       127,957
  Current portion of derivative
     instruments.................      6,629        --          --            --         6,629
  Other current assets...........     18,234     19,831      56,980           --        95,045
  Due from affiliates............    163,744     43,724       2,679      (210,147)         --
                                  ----------   --------  ----------   -----------   ----------
     Total current assets........    250,258    185,231     459,902      (210,147)     685,244
                                  ----------   --------  ----------   -----------   ----------
Property, plant and equipment,
  net............................     56,473    125,865     306,025           --       488,363
Investment in subsidiaries.......    679,527     22,490      74,820      (776,837)         --
Notes receivable from
  affiliates.....................    570,092    528,641      41,169    (1,139,902)         --
Goodwill.........................    411,788     96,622     350,612           --       859,022
Noncurrent portion of derivative
  instruments....................     12,844        --          --            --        12,844
Other assets, net of accumulated
  amortization...................     59,624      4,985       5,350           --        69,959
                                  ----------   --------  ----------   -----------   ----------
                                  $2,040,606   $963,834  $1,237,878   $(2,126,886)  $2,115,432
                                  ==========   ========  ==========   ===========   ==========

                            LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable............... $   40,559   $ 67,245  $  136,191   $       --    $  243,995
  Accrued liabilities............     58,735     30,350      98,416           --       187,501
  Current maturities of long-term
     debt........................      1,500         36       4,202           --         5,738
  Due to affiliates..............     45,657    139,281      25,209      (210,147)         --
                                  ----------   --------  ----------   -----------   ----------
     Total current liabilities...    146,451    236,912     264,018      (210,147)     437,234
                                  ----------   --------  ----------   -----------   ----------
Long-term debt, net of current
  maturities.....................    146,250          3      12,868           --       159,121
Senior unsecured notes...........    400,000        --          --            --       400,000
Senior subordinated notes........    578,505        --          --            --       578,505
Convertible trust preferred
  securities.....................     55,250        --          --            --        55,250
Senior notes -- derivative
  instrument adjustment..........     19,473        --          --            --        19,473
Other noncurrent liabilities.....     61,113     12,168      61,981           --       135,262
Notes payable to affiliates......    404,690    459,336     275,876    (1,139,902)         --
                                  ----------   --------  ----------   -----------   ----------
     Total liabilities...........  1,811,732    708,419     614,743    (1,350,049)   1,784,845
                                  ----------   --------  ----------   -----------   ----------
Stockholders' investment, net....    228,874    255,415     623,135      (776,837)     330,587
                                  ----------   --------  ----------   -----------   ----------
                                  $2,040,606   $963,834  $1,237,878   $(2,126,886)  $2,115,432
                                  ==========   ========  ==========   ===========   ==========


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          DURA AUTOMOTIVE SYSTEMS, INC.

   CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003



                                      DURA                  NON-
                                   OPERATING  GUARANTOR   GUARANTOR
                                     CORP.    COMPANIES   COMPANIES  ELIMINATIONS  CONSOLIDATED
                                   ---------  ---------  ----------  ------------  ------------
                                                      (AMOUNTS IN THOUSANDS)



Revenues.......................... $ 329,638   $933,508  $1,168,817    $ (51,169)   $2,380,794
Cost of sales.....................   300,176    786,361   1,053,875      (51,169)    2,089,243
                                   ---------   --------  ----------    ---------    ----------
  Gross profit....................    29,462    147,147     114,942          --        291,551
Selling, general and
  administrative expenses.........    65,919     29,614      59,402          --        154,935
Facility consolidation and other
  charges.........................       550     10,004      (1,302)         --          9,252
Amortization expense..............       239         94          37          --            370
                                   ---------   --------  ----------    ---------    ----------
Operating income (loss)...........   (37,246)   107,435      56,805          --        126,994
  Interest expense, net of
     interest income..............    69,489      2,105      10,327          --         81,921
Loss on early extinguishment of
  debt, net.......................     2,852        --          --           --          2,852
Income (loss) from continuing
  operations before provision for
  income taxes and minority
  interest........................  (109,587)   105,330      46,478          --         42,221
  Provision (benefit) for income
     taxes........................   (29,101)    29,911      13,545          --         14,355
Equity in (earnings) losses of
  affiliates, net.................    22,379        --       (3,894)     (18,485)          --
Minority interest  --  dividends
  on trust preferred securities,
  net.............................     2,735        --          --           --          2,735
Dividends from affiliates.........  (127,938)       --          --       127,938           --
Income from continuing
  operations......................    22,338     75,419      36,827     (109,453)       25,131
                                   ---------   --------  ----------    ---------    ----------
  Loss from discontinued
     operations, including loss on
     disposal.....................       --         --       (2,793)         --         (2,793)
                                   ---------   --------  ----------    ---------    ----------
Net income........................    22,338     75,419      34,034     (109,453)       22,338
                                   =========   ========  ==========    =========    ==========


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                          DURA AUTOMOTIVE SYSTEMS, INC.

   CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2003



                                        DURA                  NON-
                                     OPERATING  GUARANTOR  GUARANTOR
                                       CORP.    COMPANIES  COMPANIES  ELIMINATIONS  CONSOLIDATED
                                     ---------  ---------  ---------  ------------  ------------
                                                        (AMOUNTS IN THOUSANDS)



OPERATING ACTIVITIES:
  Income from continuing
     operations..................... $  22,338  $  75,419   $ 36,827    $(109,453)    $  25,131
  Adjustments to reconcile income
     (loss) from continuing
     operations to net cash provided
     by (used in) operating
     activities:
     Depreciation and amortization..    10,171     21,947     45,449          --         77,567
     Amortization of deferred
       financing fees...............     4,520        --         --           --          4,520
     Facility consolidation and
       other........................       --         --       7,290          --          7,290
     Deferred income tax provision
       (benefit)....................     1,862      5,447     (9,384)         --         (2,075)
     Loss on early extinguishment of
       debt.........................     2,852        --         --           --          2,852
     Equity in losses (earnings) of
       affiliates and minority
       interest.....................    22,379        --      (3,894)     (18,485)          --
     Changes in other operating
       items........................    26,007    (33,924)    26,978          --         19,061
                                     ---------  ---------   --------    ---------     ---------
       Net cash provided by
          operating activities......    90,129     68,889    103,266     (127,938)      134,346
                                     ---------  ---------   --------    ---------     ---------
INVESTING ACTIVITIES:
  Capital expenditures, net.........     6,303    (11,327)   (62,649)         --        (67,673)
  Acquisitions, net.................   (57,825)       --         --           --        (57,825)
                                     ---------  ---------   --------    ---------     ---------
       Net cash used in investing
          activities................   (51,522)   (11,327)   (62,649)         --       (125,498)
                                     ---------  ---------   --------    ---------     ---------
FINANCING ACTIVITIES:
  Long-term borrowings..............       --         --      55,795          --         55,795
  Repayments of long-term
     borrowings.....................    (1,510)       (85)   (62,367)         --        (63,962)
  Purchase of treasury shares and
     other, net.....................      (478)       --         --           --           (478)
  Proceeds from issuance of senior
     notes, net.....................    50,000        --         --           --         50,000
  Proceeds from exercise of stock
     options, net...................     2,156        --         --           --          2,156
  Debt issue costs..................    (4,927)       --         --           --         (4,927)
  Debt financing (to) from
     affiliates.....................  (152,098)    71,076     81,022          --            --
  Dividends paid....................       --    (127,938)       --       127,938           --
  Net cash provided by (used in)
     financing activities...........  (106,857)   (56,947)    74,450      127,938        38,584
                                     ---------  ---------   --------    ---------     ---------
       EFFECT OF EXCHANGE RATES ON
          CASH AND CASH
          EQUIVALENTS...............    20,788        --     (33,505)         --        (12,717)
                                     ---------  ---------   --------    ---------     ---------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING
  OPERATIONS........................   (47,462)       615     81,562          --         34,715
NET CASH FLOW FROM DISCONTINUED
  OPERATIONS........................       --         --       3,316          --          3,316
CASH AND CASH EQUIVALENTS:
Beginning of period.................    79,678        511     63,048          --        143,237
                                     ---------  ---------   --------    ---------     ---------
  End of period..................... $  32,216  $   1,126   $147,926    $     --      $ 181,268
                                     =========  =========   ========    =========     =========


                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

14.  QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following is a condensed summary of actual quarterly results of operations for 2005 and 2004 (in thousands, except per share amounts):


                                                         (GAIN)/LOSS             BASIC       DILUTED
                                                            FROM        NET     EARNINGS     EARNINGS
                                     GROSS   OPERATING  DISCONTINUED   INCOME    (LOSS)       (LOSS)
2005:                   REVENUES    PROFIT     INCOME    OPERATIONS    (LOSS)  PER SHARE  PER SHARE (A)
-----                  ----------  --------  ---------  ------------  -------  ---------  -------------



First................. $  619,979  $ 60,581   $ 16,630      $(109)    $(4,832)   $(0.26)      $(0.26)
Second................    623,834    78,356     34,603          3       2,959      0.16         0.16
Third.................    535,922    51,205     13,400        --       (6,585)    (0.35)       (0.35)
Fourth................    564,404    67,576     25,353         14      10,272      0.55         0.54
                       ----------  --------   --------      -----     -------
                       $2,344,139  $257,718   $ 89,986      $ (92)    $ 1,814
                       ==========  ========   ========      =====     =======
2004:
First................. $  634,563  $ 76,665   $ 36,190      $(693)    $ 9,168    $ 0.50       $ 0.48
Second................    658,815    76,683     25,174         12       3,340      0.18         0.18
Third.................    616,363    63,904     20,134        (18)     (2,697)    (0.15)       (0.15)
Fourth................    582,802    61,178     24,181        (50)      1,912      0.10         0.10
                       ----------  --------   --------      -----     -------
                       $2,492,543  $278,430   $105,679      $(749)    $11,723
                       ==========  ========   ========      =====     =======



     In the second quarter of 2005, we were released from a potential environmental exposure relating to a former manufacturing facility whose lease expired on that date. Accordingly, we reversed the remaining environmental exposure accrual to cost of sales resulting in a favorable $8.2 million impact in the second quarter. In the fourth quarter, cost of sales was positively impacted by certain one time operational and commercial events in the amount of $6.8 million. Additionally in the fourth quarter of 2005, net income was increased by an $18.2 million gain on the early extinguishment of debt and a $4.3 million favorable resolution of a tax matter.

     The sum of the per share amounts for the quarters does not equal the total for the year due to the application of the treasury stock method.

15.  SUBSEQUENT EVENTS (UNAUDITED):

     In February 2006, we announced that we are evaluating strategic alternatives involving three of our manufacturing operations located in Lage, Lippstadt and Rotenburg, Germany. At this time, no final decision has been made nor has the Board of Directors approval been obtained concerning the ultimate strategy DURA will take. We have retained the services of a financial adviser to assist in developing alternatives, including solicitation of interest from prospective acquirers.

     Additionally in February 2006, we announced a restructuring plan that will commence in 2006 and is anticipated to be completed by the end of 2007. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. Cash costs for the restructuring plan are expected to be approximately $100 million, which includes estimated capital expenditures between $25 and $35 million. These costs will relate primarily to employee severance, capital investment, facility closure and product move costs. The majority of these expenditures will occur by year end 2007. The cash expenditures are anticipated to be financed with cash on hand and availability under our existing revolving credit facility (See Note 7).

     We have engaged J.P. Morgan Securities Inc. to arrange additional borrowings of up to $75 million in the form of a new tranche loan under our existing $150 million senior secured second lien term loan due May 2011. Specific terms and conditions are still subject to finalization. In conjunction with this action, we are also requesting minor amendments to our existing $175 million asset-based revolving credit facility and the senior secured second lien term loan. The proceeds from this new loan will be used for general corporate purposes. We expect to close the transaction by the end of the first quarter.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dura Automotive Systems, Inc.

     We have audited the consolidated financial statements of Dura Automotive Systems, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 10, 2006 (which report on the effectiveness of the Company's internal control over financial reporting expresses an adverse opinion because of a material weakness); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        /s/ DELOITE & TOUCHE LLP

Minneapolis, Minnesota
March 10, 2006

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

ACQUISITION INTEGRATIONS, PURCHASE LIABILITIES:

     The transactions in the purchase liabilities account recorded in conjunction with acquisitions account for the years ending December 31, 2005, 2004, and 2003 were as follows (in thousands):


                                                     2005     2004     2003
                                                   -------  -------  -------



Balance, beginning of the year.................... $ 6,406  $ 8,982  $11,694
Provisions........................................     --       170      332
Adjustments.......................................    (201)      40     (937)
Utilizations......................................  (1,720)  (2,786)  (2,107)
                                                   -------  -------  -------
Balance, end of the year.......................... $ 4,485  $ 6,406  $ 8,982
                                                   =======  =======  =======



FACILITY CONSOLIDATION AND DISCONTINUED OPERATIONS:

     The transactions in the facility consolidation reserve account for the year ending December 31, 2005, 2004, and 2003 were as follows (in thousands):


                                                    2005     2004      2003
                                                  -------  --------  -------



Balance, beginning of the year................... $21,550  $ 19,875  $24,308
Provisions.......................................   5,499    12,904    9,201
Adjustments......................................    (418)     (971)  (7,735)
Utilizations.....................................  (8,464)  (10,258)  (5,899)
                                                  -------  --------  -------
Balance, end of the year......................... $18,167  $ 21,550  $19,875
                                                  =======  ========  =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of DURA's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by DURA in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

INTERNAL CONTROL OVER FINANCIAL REPORTING

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework.

     A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     Management determined that the processes and procedures surrounding the accounting for the current tax effects of foreign nonrecurring transactions, as well as foreign deferred income tax accounts, did not include adequate controls. This was a result of late, inadequate or incomplete documentation, and was also impacted by not having a global tax director during most of the fourth quarter of 2005. These matters represent a design and operating deficiency and, based upon misstatements requiring correction to the financial statements that impacted the Income Tax Provision, Income Tax Payable and Deferred Income Tax accounts, constitutes a material weakness.

As a result of the aforementioned material weakness, certain of our income tax accounting calculations and reserves contained errors which were, individually and in the aggregate, material. These errors were corrected in connection with the preparation of our December 31, 2005 financial statements.

     Based upon criteria established in Internal Control -- Integrated Framework, the material weakness described above has caused management to conclude we did not maintain effective internal control over financial reporting as of December 31, 2005.

     We have identified the following actions that are necessary to remediate the material weakness described above: (i) critical assessment and re-design/development of our processes and procedures for the detailed documentation and reconciliations surrounding the tax effects of nonrecurring transactions and deferred income tax accounting in our foreign tax jurisdictions to help ensure that we are able to identify and address tax accounting issues in a more timely and comprehensive manner; (ii) hiring additional tax department personnel who have the appropriate skill and knowledge background with respect to SFAS No. 109, Accounting for Income Taxes, SFAS No. 5, Accounting for Contingencies, and other applicable rules and regulations with respect to tax matters; (iii) implementing additional recurring review procedures to ensure compliance with SFAS No. 109 and SFAS No. 5 and other applicable rules and regulations with respect to tax matters; and (iv) hiring a new global tax director to replace our former global tax director who left Dura in October 2005. During the first quarter of 2006, we hired a new global tax director. We anticipate completing items (i), (ii) and (iii) during 2006. However, until these actions are undertaken and the material weakness noted above is corrected, there is continued risk of material misstatement to our interim and annual financial statements.

     Our independent registered public accounting firm has audited management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as stated in the Report of Independent Registered Public Accounting Firm, contained herein.

                                        /s/ Lawrence A. Denton
                                        ----------------------------------------
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

                                        /s/ Keith R. Marchiando
                                        ----------------------------------------
                                        Vice President and Chief Financial
                                        Officer

March 10, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Dura Automotive Systems, Inc.

     We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under
Item 9A, that Dura Automotive Systems, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal
Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company determined that their processes and procedures surrounding the preparation and review of the accounting for foreign income taxes did not include adequate management oversight and review of specialty transactions and deferred income tax accounts specifically related to their foreign tax jurisdictions. This was a result of management's late, inadequate or incomplete documentation. The aforementioned matters were also impacted by not having a global tax director during most of the fourth quarter of 2005. These matters represent a design and operating deficiency and, based upon misstatements requiring correction to the financial statements that impacted the income tax provision, income tax payable and deferred income tax accounts, constitutes a material weakness. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audits of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and this report does not affect our reports on such financial statements and financial statement schedule. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audits of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and this report does not affect our reports on such financial statements and financial statement schedule.

     In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our reports dated March 10, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.

                                        /s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
March 10, 2006

ITEM 9B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  CODE OF ETHICS

     We have adopted a Conflict of Interest and Code of Conduct which applies to all of our employees and directors. The Conflict of Interest and Code of Conduct is published on our website at www.duraauto.com. Any amendments to the Conflict of Interest and Code of Conduct and waivers of the Conflict of Interest and Code of Conduct for its Chief Executive Officer, Chief Financial Officer or Controller will be published on its website. We will provide a copy of our Conflict of Interest and Code of Conduct, free of charge, upon request. To request a copy, please submit your request to: DURA Automotive Systems, Inc. ,2791 Research Drive, Rochester Hills, MI 48309, Attn: Corporate Secretary.

     The information included under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in its definitive proxy statement for its Annual Meeting of Shareholders to be held May 17, 2006, is incorporated herein by reference.

     Pursuant to General Instruction G(3) to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K, information regarding its executive officers is provided in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to the sections labeled "Compensation of Directors" and "Executive Compensation" which appear in our 2006 Proxy Statement, excluding information under the headings "Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Certain information required by Item 12 is incorporated herein by reference to the sections labeled "Ownership of DURA Common Stock" and "DURA Equity Compensation Plans", which appear in our 2006 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference to the section labeled "Certain Relationships and Related Transactions" which appears in our 2006 Proxy Statement.

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

     The information required by Item 14 is incorporated herein by reference to the section labeled "Independent Auditor Fees" which appears in our 2006 Proxy Statement.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (A) DOCUMENTS FILED AS PART OF THIS REPORT ON FORM 10-K

          (1) Financial Statements:

               - Report of Independent Registered Public Accounting Firm

               - Consolidated Balance Sheets as of December 31, 2005 and 2004

               - Consolidated Statements of Operations for the Years Ended
                 December 31, 2005, 2004 and 2003

               - Consolidated Statements of Stockholders' Investment for the
                 Years Ended December 31, 2005, 2004 and 2003

               - Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2005, 2004 and 2003

               - Notes to Consolidated Financial Statements

          (2) Financial Statement Schedules:

               - Financial Statement Schedule II -- Valuation and Qualifying
                 Accounts

          (3) Exhibits: See "Exhibit Index"

                          DURA AUTOMOTIVE SYSTEMS, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                  ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005


                                                                                    PAGE
   EXHIBIT                                                                         NUMBER
   -------                                                                         ------



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

4.1            Registration Agreement, dated as of August 31, 1994, among       *
               DURA, Alkin and the MC Stockholders (as defined therein),
               incorporated by reference to Exhibit 4.3 of the S-1.

4.2            Form of certificate representing Class A common stock of DURA,   *
               incorporated by reference to Exhibit 4.6 of the S-1

4.3            Indenture, dated April 22, 1999, between Dura Operating Corp.,   *
               Dura Automotive. Systems, Inc., the Subsidiary Guarantors and
               U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in U.S. dollars, incorporated by reference to Exhibit 4.7 of the S-4.

4.4            Indenture, dated April 22, 1999, between Dura Operating Corp.,   *
               Dura Automotive Systems, Inc., the Subsidiary Guarantors and
               U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in Euros,
               incorporated by reference to Exhibit 4.8 of the S-4.

4.5            Certificate of Trust of Dura Automotive Systems Capital Trust,   *
               incorporated by reference to Exhibit 4.8 of the Registrant's
               Form S-3, Registration No. 333-47273 filed under the Securities
               Act of 1933 (the "Form S-3").

4.6            Form of Amended and Restated Trust Agreement of Dura Automotive  *
               Systems Capital Trust among Dura Automotive Systems, Inc., as
               Sponsor, The First National Bank of Chicago, as Property
               Trustee, First Chicago Delaware, Inc., as Delaware Trustee and the Administrative Trustees named therein, incorporated by reference to Exhibit 4.9 of the Form S-3.

4.7            Form of Junior Convertible Subordinated Indenture between Dura   *
               Automotive Systems, Inc. and The First National Bank of
               Chicago, as Indenture Trustee, incorporated by reference to
               Exhibit 4.10 of the Form S-3.

4.8            Form of Preferred Security, incorporated by reference to         *
               Exhibit 4.11 of the Form S-3.

4.9 Form of Debenture, incorporated by reference to Exhibit 4.12 of * the Form S-3.

4.10           Form of Guarantee Agreement between Dura Automotive Systems,     *
               Inc., as Guarantor, and The First National Bank of Chicago, as
               Guarantee Trustee with respect to the Preferred Securities of
               Dura Automotive Systems Capital Trust, incorporated by
               reference to Exhibit 4.13 of the Form S-3.

4.11           Indenture, dated June 22, 2001, between Dura Operating Corp.,    *
               Dura Automotive Systems, Inc., the Subsidiary Guarantors and
               U.S. Bank Trust National Association, as trustee, relating to the Series C and Series D, 9% senior subordinated notes
               denominated in U.S. Dollars, incorporated by reference to
               Exhibit 4.7 of the S-4.

4.12           Supplemental Indenture, dated July 29, 1999, between Dura        *
               Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors and U.S. Bank Trust National Association, as
               trustee, relating to the 9% senior subordinated notes
               denominated in U.S. dollars, incorporated by reference to
               Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q for
               the quarterly period ended June 30, 1999.

4.13           Supplemental Indenture, dated July 29, 1999, between Dura        *
               Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors and U.S. Bank Trust National Association, as
               trustee, relating to the 9% senior subordinated notes
               denominated in Euros, incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the
               quarterly period ended June 30, 1999.


                                                                                    PAGE
   EXHIBIT                                                                         NUMBER
   -------                                                                         ------

4.14           Second Supplemental Indenture, dated June 1, 2001 between Dura   *
               Operating Corp., Dura Automotive Systems, Inc., the
               guaranteeing subsidiary named therein, the original guarantors named therein and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes,
               incorporated by reference to Exhibit 4.3 of the Registration
               Statement on Form S-4 (Registration No. 333-65470).

4.15           Supplemental Indenture, dated as of February 21, 2002, by and    *
               among Dura G.P., Dura Operating Corp., Dura Automotive Systems,
               Inc., Dura Automotive Systems Cable Operations, Inc., Universal
               Tool & Stamping Company Inc., Adwest Electronics, Inc., Dura
               Automotive Systems of Indiana, Inc., Atwood Automotive Inc.,
               and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile
               Products, Inc., and U.S. Bank Trust National Association, as
               trustee under the indentures relating to the 9% senior
               subordinated notes, incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the
               quarterly period ended March 31, 2002.

4.16           Indenture, dated April 18, 2002, between Dura Operating Corp.,   *
               Dura Automotive Systems, Inc., the subsidiary guarantors named therein and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012, incorporated by reference to
               Exhibit 4.6 of the Registration Statement on Form S-4
               (Registration No. 333-88800).

4.17           Supplemental Indenture, dated as of October 22, 2003, among      *
               Creation Group Holdings, Inc., Creation Group, Inc., Dura G.P.,
               Dura Operating Corp., Dura Automotive Systems, Inc., Dura
               Automotive Systems Cable Operations, Inc., Universal Tool  &
               Stamping Company, Inc., Adwest Electronics, Inc., Dura
               Automotive Systems of Indiana, Inc., Atwood Automotive Inc.,
               and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile
               Products, Inc., and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012.

4.18           Supplemental Indenture, dated as of October 22, 2003 among       *
               Creation Group Holdings, Inc., Creation Group, Inc., Dura G.P.,
               Dura Operating Corp., Dura Automotive Systems, Inc., Dura
               Automotive Systems Cable Operations, Inc., Universal Tool  &
               Stamping Company, Inc., Adwest Electronics, Inc., Dura
               Automotive Systems of Indiana, Inc., Atwood Automotive Inc.,
               and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile
               Products, Inc., and U.S. Bank Trust National Association, as
               trustee, relating to the 9% senior subordinated notes.

10.1**         1996 Key Employee Stock Option Plan, incorporated by reference   *
               to Exhibit 10.27 of the S-1.

10.2**         Independent Director Stock Option Plan, incorporated by          *
               reference to Exhibit 10.28 of the S-1.

10.3** Employee Stock Discount Purchase Plan, as amended, incorporated * by reference to Exhibit B to the 2003 Proxy Statement filed with the SEC on April 29, 2003.

10.4**         Stock Option Agreement, dated as of August 31, 1994, between     *
               Dura Automotive Systems, Inc., and Alkin, incorporated by
               reference to Exhibit 10.4 of S-1.

10.5**         Dura Automotive Systems, Inc. 2003 Supplemental Executive        *
               Retirement Plan, incorporated by reference to Exhibit 10.6 to
               Form 10-K for the year ended December 31, 2003, filed with the
               SEC on March 11, 2004.

10.6**         Consulting Agreement, dated as of April 1, 2003, between Dura    *
               Automotive Systems, Inc. and Karl F. Storrie, incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended
               December 31, 2003, filed with the SEC on March 11, 2004.

10.7**         Employment Letter, dated December 23, 2002, relating to the      *
               offer of employment for Mr. Larry Denton, incorporated by
               reference to Exhibit 10.8 to Form 10-K for the year ended
               December 31, 2003, filed with the SEC on March 11, 2004.

10.8**         Employment Agreement, dated February 16, 2006, between Dura      *
               Automotive Systems, Inc. and Jr. Jurgen von Heyden,
               incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to
               Form 8-K filed with the SEC on February 23, 2006.


                                                                                    PAGE
   EXHIBIT                                                                         NUMBER
   -------                                                                         ------

10.9**         Severance Agreement, dated as of December 29, 2003 between Dura  *
               Automotive Systems, Inc. and Robert A. Pickering, incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended
               December 31, 2003, filed with the SEC on March  11, 2004.

10.10**        1998 Stock Incentive Plan, as amended, incorporated by           *
               reference to Exhibit 10.1 of the Company's 2000 Form 10-Q for
               the quarterly period ended June 30, 2004 filed with the SEC on
               August 6, 2004.

10.11** Deferred Income Leadership Stock Purchase Plan, incorporated by * reference to Appendix A of the 2000 Proxy Statement filed with the SEC on May 25, 2000.

10.12**        Director Deferred Stock Purchase Plan, incorporated by           *
               reference to Appendix B of the 2000 Proxy Statement filed with the SEC on May 25, 2000.

10.13 Fifth Amended and Restated Credit Agreement, Dated May 3, 2005, * among DURA Automotive Systems, Inc., as Parent Guarantor, The
               Subsidiary Guarantors Party thereto, as Loan Guarantors, DURA
               Operating Corp., and DURA Automotive Systems (Canada), Ltd., as borrowers; and Bank of America, N.A., J.P. Morgan Chase Bank,
               N.A., and J.P. Morgan Securities Inc., as lenders, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 29, 2005.

10.14          $150,000,000 Credit Agreement dated May 3, 2005 among DURA       *
               Automotive Systems, Inc., as Parent Guarantor, DURA Operating
               Corp., as Borrower, The Subsidiary Guarantors from time to time parties thereto; and Wilmington Trust Company, Bank of America
               Securities, LLC, J.P. Morgan Chase Bank, N.A., as lenders, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on
               August 29, 2005.

10.15          Intercreditor agreement dated May 3, 2005, incorporated by       *
               reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 29, 2005.

10.16          1998 Stock Incentive Plan, as amended May 25, 2000 and as        *
               further amended May 19, 2004, incorporated by reference to
               Exhibit 10.1 of the Company's Quarterly Report on From 10-Q for
               the quarterly period ended June 30, 2004, filed with the SEC on
               August 6, 2004.

10.17          Form of Change of Control Agreement dated as of June 16, 2004,   *
               incorporated by reference to Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               June 30, 2004, filed with the SEC on August 6, 2004.

10.18** Deferred Compensation Plan Change of Control Agreement dated as * of June 16, 2004, incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 6, 2004.

10.19**        Plan participants of the Dura Automotive Systems, Inc. 2003      93
               Supplemental Executive Retirement Plan as of March 1, 2006.

10.20**        Plan participants of the Dura Automotive Systems, Inc. Change    94
               of Control Agreements.

12.1           Statement of Computation of Ratio of Earnings to Fixed Charges.  95

21.1           Subsidiaries of Dura Automotive Systems, Inc.                    96

23.1           Consent of Deloitte and Touche LLP filed herewith.               99

31.1           Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted   100
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted   101
               Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted     102
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted     103
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


--------

   *  Incorporated by reference.

**    Indicates compensatory arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DURA AUTOMOTIVE SYSTEMS, INC.

                                        By: /s/ LAWRENCE A. DENTON
                                            ------------------------------------
                                            Lawrence A. Denton,
                                            Chairman of the Board of Directors,
                                            President and Chief Executive
                                            Officer

Date: March 14, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                              TITLE                        DATE
           ---------                              -----                        ----


/s/ LAWRENCE A. DENTON             Chairman of the Board of Directors,    March 14, 2006
-------------------------------       President and Chief Executive
Lawrence A. Denton                     Officer (Principal Executive
                                                 Officer)

                                                 Director                 March 14, 2006
/s/ WALTER P. CZARNECKI
-------------------------------
Walter P. Czarnecki
                                                 Director                 March 14, 2006
/s/ JACK K. EDWARDS
-------------------------------
Jack K. Edwards
                                                 Director                 March 14, 2006
/s/ JAMES O. FUTTERKNECHT JR.
-------------------------------
James O. Futterknecht, Jr.
                                                 Director                 March 14, 2006
/s/ YOUSIF B. GHAFARI
-------------------------------
Yousif B. Ghafari
                                                 Director                 March 14, 2006
/s/ J. RICHARD JONES
-------------------------------
J. Richard Jones
                                                 Director                 March 14, 2006
/s/ NICK G. PREDA
-------------------------------
Nick G. Preda
                                                 Director                 March 14, 2006
/s/ RALPH R. WHITNEY, JR.
-------------------------------
Ralph R. Whitney, Jr.
                                    Vice President and Chief Financial    March 14, 2006
/s/ KEITH R. MARCHIANDO              Officer (Principal Financial and
-------------------------------            Accounting Officer)
Keith R. Marchiando