Form 10-Q
period 2006-04-02
DURA AUTOMOTIVE SYSTEMS INC
filed 2006-05-11
CIK 1016177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                         Commission file number 0-21139

                          DURA AUTOMOTIVE SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

                DELAWARE                                          38-3185711
     (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

           2791 RESEARCH DRIVE
        ROCHESTER HILLS, MICHIGAN                                    48309
(Address of principal executive offices)                          (Zip Code)

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at May 2, 2006 was 18,868,518 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Condensed Consolidated Statements of Operations for the Three Months
         Ended April 2, 2006 and April 3, 2005 (Unaudited)

         Condensed Consolidated Balance Sheets at April 2, 2006 (Unaudited) and
         December 31, 2005

         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended April 2, 2006 and April 3, 2005 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

ITEM 4.  CONTROLS AND PROCEDURES.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

ITEM 1A.  RISK FACTORS.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

ITEM 5.  OTHER INFORMATION.

ITEM 6.  EXHIBITS.

SIGNATURES

CERTIFICATIONS

ITEM 1. FINANCIAL STATEMENTS.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                         -----------------------------
                                                                         APRIL 2, 2006   APRIL 3, 2005
                                                                         -------------   -------------
Revenues                                                                   $584,378        $619,979
Cost of sales                                                               530,416         559,398
                                                                           --------        --------
      Gross profit                                                           53,962          60,581
Selling, general and administrative expenses                                 36,929          42,173
Facility consolidation, asset impairment and other charges                    2,572           1,666
Amortization expense                                                            105             112
                                                                           --------        --------
      Operating income                                                       14,356          16,630
Interest expense, net of interest income of $757 at April 2, 2006
   and $693 at April 3, 2005                                                 26,174          24,970
                                                                           --------        --------
      Loss from continuing operations before benefit for
         income taxes and minority interest                                 (11,818)         (8,340)
Benefit for income taxes                                                     (3,833)         (3,617)
                                                                           --------        --------
      Loss from continuing operations                                        (7,985)         (4,723)
Minority interest:
      In non-wholly owned subsidiaries                                          (55)             --
                                                                           --------        --------
Loss from continuing operations                                              (8,040)         (4,723)
Loss from discontinued operations, net                                           --            (109)
                                                                           --------        --------
      Loss before cumulative effect of change in accounting principle        (8,040)         (4,832)
Cumulative effect of change in accounting principle, net of tax of$712        1,020              --
                                                                           --------        --------
      Net income (loss)                                                    $ (7,020)       $ (4,832)
                                                                           ========        ========
Basic earnings (loss) per share:
   Loss from continuing operations                                         $  (0.43)       $  (0.25)
   Discontinued operations                                                       --           (0.01)
   Cumulative effect of change in accounting principle                         0.05              --
                                                                           --------        --------
      Net income (loss)                                                    $  (0.38)       $  (0.26)
                                                                           ========        ========
Basic shares outstanding                                                     18,808          18,662
                                                                           ========        ========
Diluted earnings (loss) per share:
   Loss from continuing operations                                         $  (0.43)       $  (0.25)
   Discontinued operations                                                       --           (0.01)
   Cumulative effect of change in accounting principle                         0.05              --
                                                                           --------        --------
      Net income (loss)                                                    $  (0.38)       $  (0.26)
                                                                           ========        ========
Diluted shares outstanding                                                   18,808          18,662
                                                                           ========        ========

         The accompanying notes are an integral part of these condensed consolidated statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                              APRIL 2,    DECEMBER 31,
                                                                                2006          2005
                                                                             ----------   ------------
                                  ASSETS

Current assets:
   Cash and cash equivalents                                                 $  127,922    $  101,889
   Accounts receivable, net of reserve for doubtul accounts and sales
      allowance of $4,981 at April 2, 2006 and $5,061 at December 31, 2005      332,853       291,119
   Inventories                                                                  138,712       132,148
   Other current assets                                                         120,060       107,650
                                                                             ----------    ----------
      Total current assets                                                      719,547       632,806
                                                                             ----------    ----------
Property, plant and equipment, net                                              460,190       458,258
Goodwill, net                                                                   864,420       854,296
Other assets, net of accumulated amortization of $20,346 at April 2, 2006
   and $19,377 at December 31, 2005                                             124,384       129,849
                                                                             ----------    ----------
                                                                             $2,168,541    $2,075,209
                                                                             ==========    ==========
                 LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Accounts payable                                                          $  255,111    $  265,560
   Accrued liabilities                                                          213,123       180,622
   Current maturities of long-term debt                                           3,877         3,473
                                                                             ----------    ----------
      Total current liabilities                                                 472,111       449,655
                                                                             ----------    ----------
Long-term debt, net of current maturities                                       228,923       171,577
Senior unsecured notes                                                          400,000       400,000
Senior subordinated notes                                                       527,328       523,906
Convertible trust preferred securities subject to mandatory redemption           55,250        55,250
Senior notes - derivative instrument adjustment                                 (17,395)      (10,781)
Minority interests                                                                4,946         4,864
Other noncurrent liabilities                                                    147,500       141,031

Stockholders' investment:
   Common stock                                                                     188           188
   Additional paid-in capital                                                   351,941       351,994
   Treasury stock at cost                                                        (1,797)       (1,948)
   Accumulated deficit                                                          (98,548)      (91,528)
   Accumulated other comprehensive income                                        98,094        81,001
                                                                             ----------    ----------
      Total stockholders' investment                                            349,878       339,707
                                                                             ----------    ----------
                                                                             $2,168,541    $2,075,209
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

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                               THREE MONTHS ENDED
                                                              -------------------
                                                              APRIL 2,   APRIL 3,
                                                                2006       2005
                                                              --------   --------
OPERATING ACTIVITIES:
   Loss from continuing operations                            $ (8,040)  $ (4,723)
   Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities -
         Depreciation, amortization and asset impairment        22,033     20,547
         Amortization of deferred financing fees                   957        987
         Deferred income taxes                                   1,481        519
         Changes in other operating items:
            Accounts receivable                                (37,723)   (61,104)
            Inventories                                         (4,883)     2,854
            Other current assets                                (6,189)   (15,842)
            Accounts payable and accrued liabilities            23,971     26,611
            Other assets, liabilities and non-cash items        (1,631)    (4,194)
                                                              --------   --------
         Net cash used in operating activities                 (10,024)   (34,345)
                                                              --------   --------
INVESTING ACTIVITIES:
   Capital expenditures, net                                   (23,117)   (14,278)
   Other investing items                                           101         --
                                                              --------   --------
         Net cash used in investing activities                 (23,016)   (14,278)
                                                              --------   --------
FINANCING ACTIVITIES:
   Long-term borrowings                                         76,242        413
   Repayments of long-term borrowings                           (1,135)   (35,658)
   Net repayments under revolving credit facilities            (17,500)        --
   Proceeds from issuance of common stock and
      exercise of stock options, net                                76        517
   Debt issuance costs                                          (1,950)        --
   Other, net                                                       --       (455)
                                                              --------   --------
         Net cash provided by (used in) financing
            activities                                          55,733    (35,183)
                                                              --------   --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                          3,340      3,939
                                                              --------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                        26,033    (79,867)

NET OPERATING CASH FLOW USED IN DISCONTINUED
   OPERATIONS                                                       --       (109)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                         101,889    191,568
                                                              --------   --------
   End of period                                              $127,922   $111,592
                                                              ========   ========

SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                     $  6,190   $  3,679
   Cash paid for income taxes                                 $  2,190   $    941

   Unpaid capital expenditures                                $  5,818   $  5,723

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

     We sell our products to every major North American, Asian and European automotive original equipment manufacturer ("OEM") and nearly every RVSV OEM. We have 63 manufacturing and product development facilities located in the United States ("U.S."), Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom ("UK"). We also have a presence in India, Japan and Korea through sales offices, alliances or technical licenses.

     We have prepared our condensed consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles ("GAAP") in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission for the period ended December 31, 2005.

     Revenues and operating results for the three months ended April 2, 2006 are not necessarily indicative of the results to be expected for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

     The accompanying consolidated financial statements include our accounts and those of our wholly and majority owned subsidiaries. Net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests. All majority owned subsidiaries are consolidated with all intercompany accounts and activities being eliminated. The operating results of DURA GANXIANG Automotive Systems (Shanghai) Co., Ltd., of which we own 55% of its outstanding common stock and DURA Vehicle Component Co. Ltd., of which we own 90% of its outstanding common stock, are consolidated in the accompanying financial statements with the non owned portion shown as minority interest. Our 50% investment in DURATRONICS GmbH is carried on the equity method as we do not exert controlling interest over its operations.

Cash Equivalents:

     Cash equivalents consist of money market instruments with original maturities of three months or less and are stated at cost, which approximates fair value.

Inventories:

     Inventories are valued substantially at the lower of first-in, first-out cost or market.

     Inventories consisted of the following (in thousands):

                  APRIL 2,   DECEMBER 31,
                    2006        2005
                  --------   ------------
Raw materials     $ 70,343     $ 61,687
Work-in-process     27,803       26,193
Finished goods      40,566       44,268
                  --------     --------
                  $138,712     $132,148
                  ========     ========

Other Current Assets:

     Other current assets consisted of the following (in thousands):

                                   APRIL 2,   DECEMBER 31,
                                     2006         2005
                                   --------   ------------
Excess of cost over billings on
   uncompleted tooling projects    $ 58,608     $ 50,761
Deferred tax assets                  17,764       17,978
Income and other tax receivables     20,459       17,937
Prepaid expenses and other           23,229       20,974
                                   --------     --------
                                   $120,060     $107,650
                                   ========     ========

     Excess of cost over billings on uncompleted tooling projects represents unbilled recoverable costs incurred by us in the production or procurement of customer owned tooling to be used by us in the manufacturing of our products. We receive a specific purchase order for this tooling and are reimbursed by the customer within one operating cycle. Costs are deferred until they are reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently.

Property, Plant and Equipment:

     Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:

Buildings                 20 to 30 years
Machinery and equipment   3 to 20 years
Leasehold improvements    Shorter of useful life or lease term

     Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts and any residual values are charged or credited to income.

Goodwill and Other Noncurrent Assets:

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired that is subject to annual impairment testing in accordance with the provisions of SFAS No. 142.

     Other noncurrent assets consisted of the following (in thousands):

                                                       APRIL 2,   DECEMBER 31,
                                                         2006         2005
                                                       --------   ------------
Deferred income taxes                                  $ 65,374     $ 66,542
Debt financing costs, net of amortization of $20,067
   at April 2, 2006 and $19,110 at December 31, 2005     20,108       19,115
Notes receivable                                          2,289        7,677
Other assets                                             19,156       18,868
Other intangible assets                                  17,457       17,647
                                                       --------     --------
                                                       $124,384     $129,849
                                                       ========     ========

     The amortization of other intangible assets was not significant for the three months ended April 2, 2006 or the year ended December 31, 2005.

     In accordance with SFAS No. 142 , we perform impairment tests annually using both a discounted cash methodology and a market multiple approach for each of our four reporting units (Control Systems, Body & Glass, Atwood Mobile Products and Other Operating Companies). This impairment test is conducted during the second quarter or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon our annual assessment during 2005, no impairment of goodwill or other intangible assets has occurred. If we do not obtain the financial results planned for in our February 2006 announced restructuring initiatives, impairment of goodwill would likely occur.

     A summary of the carrying amount of goodwill is as follows (in thousands):

                                  APRIL 2,   APRIL 3,
                                    2006       2005
                                  --------   --------
Beginning balance                 $854,296   $903,584
Acquisitions                            --         --
Currency translation adjustment     10,124    (12,321)
Adjustments to goodwill                 --         --
                                  --------   --------
                                  $864,420   $891,263
                                  ========   ========

Accrued Liabilities:

     Accrued liabilities consisted of the following (in thousands):

                                             APRIL 2,   DECEMBER 31,
                                               2006         2005
                                             --------   ------------
Compensation and benefits                    $ 93,390     $ 86,056
Income and other taxes                         39,043       43,126
Interest                                       36,400       16,882
Facility closure, acquisition integrations
   and discontinued operations                  5,480        5,638
Warranty and environmental                      2,085        2,371
Other                                          36,725       26,549
                                             --------     --------
                                             $213,123     $180,622
                                             ========     ========

Other Noncurrent Liabilities:

     Other noncurrent liabilities consisted of the following (in thousands):

                                             APRIL 2,   DECEMBER 31,
                                               2006         2005
                                             --------   ------------
Pension and post-retirement benefits         $ 58,743     $ 58,798
Facility closure, acquisition integrations
   and discontinued operations                 17,294       17,014
Deferred tax liabilities                        9,020        8,439
Warranty and environmental                     12,298       12,283
Other                                          50,145       44,497
                                             --------     --------
                                             $147,500     $141,031
                                             ========     ========

Revenue Recognition and Sales Commitments:

     We recognize revenue when title passes to our customers, which occurs primarily when products are shipped from our facilities to our customers. We enter into agreements with our customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by us, fulfillment of the customers' purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contacts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amounts of such losses as of April 2, 2006 were not significant.

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

Income Taxes:

     We account for income taxes in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income benefits on net operating loss carryforwards to the extent we believe we will utilize them in future tax filings.

Comprehensive Income:

     Comprehensive income reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. Our comprehensive income represents net income (loss) adjusted for foreign currency translation adjustments, minimum pension liability and the deferred gain (loss) on derivative instruments utilized to hedge our interest and foreign exchange exposures. Comprehensive income (loss) for the periods is as follows (in thousands):

                               THREE MONTHS ENDED
                               ------------------
                               APRIL 2,  APRIL 3,
                                 2006      2005
                               -------   --------
Net income (loss)              $(7,020)  $ (4,832)
Other comprehensive income:
   Foreign currency
      translation adjustment    17,178    (20,810)
   Minimum pension liability       (85)       165
   Derivative instruments           --       (334)
                               -------   --------
Comprehensive income (loss)    $10,073   $(25,811)
                               =======   ========

Fair Value of Financial Instruments:

     We also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We normally designate these contracts at their inception as cash flow hedges. At April 2, 2006, we had no outstanding forward exchange contracts.

     We have outstanding interest rate swaps in the notional amount of $400.0 million that effectively convert the interest on our fixed rate 8.625% senior unsecured notes due May 2012 ("Senior Unsecured Notes") to a variable rate of 8.31% at April 2, 2006. These interest rate swap contracts are with various high credit quality major financial institutions and expire in April 2012. At their inception, we designated these contracts as fair value hedges. At April 2, 2006 based upon market quotes, our swap contracts outstanding had a negative fair value of $17.4 million, which is reflected in the consolidated balance sheet as long-term debt with a corresponding adjustment to the carrying value of the associated debt. We do not enter into or hold derivatives for trading or speculative purposes.

Common Stock:

     The holder of each share of Class A common stock outstanding is entitled to one vote per share.

Stock Based Awards:

     All grants of stock based awards subsequent to January 1, 2006, will be accounted for in accordance with SFAS No. 123(R) "Share-based Payment." On October 27, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all outstanding out-of-the-money unvested stock options; accordingly, all outstanding unvested stock options at that date (2.7 million) issued by us became fully vested.

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

Foreign Currency Translation:

     Assets and liabilities of our foreign operations that do not use the U.S. dollar as their functional currency are translated using the period end rates of exchange. Results of operations are translated using the average rates prevailing throughout the period. Translation gains or losses are included in accumulated other comprehensive income, a separate component of stockholders' investment.

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

WARRANTY:

                                  APRIL 2,   APRIL 3,
                                   2006        2005
                                  --------   --------
Beginning balance                  $8,020     $8,937
Reductions for payments made         (117)       (78)
Additional reserves recorded                      76
Changes in preexisting reserves      (167)      (412)
                                   ------     ------
   Ending balance                  $7,736     $8,523
                                   ======     ======

ENVIRONMENTAL:

                                  APRIL 2,   APRIL 3,
                                    2006       2005
                                  --------   --------
Beginning balance                  $6,634     $8,967
Reductions for payments made          (13)       (82)
Additional reserves recorded                      24
Changes in preexisting reserves        26        (28)
                                   ------     ------
   Ending balance                  $6,647     $8,881
                                   ======     ======

3. STOCKHOLDERS' INVESTMENT:

Earnings (loss) per Share:

     Basic earnings (loss) per share were computed by dividing net income (loss) by the weighted average number of Class A common shares outstanding during the quarter. Diluted earnings (loss) per share for the three months ended April 2, 2006 and April 3, 2005 excludes the effects of outstanding stock options using the treasury stock method and the dilutive effects of the convertible trust preferred securities using the if-converted method, as they were antidilutive.

     The computations of earnings (loss) per share for the presented periods are as follows: (in thousands, except share amounts):

                                                       THREE MONTHS ENDED
                                                      -------------------
                                                      APRIL 2,   APRIL 3,
                                                        2006       2005
                                                      --------   --------
Net income (loss) applicable to common stockholders   $(7,020)   $(4,832)
                                                      =======    =======
Basic earnings (loss) per share:
   Loss from continuing operations                    $ (0.43)   $ (0.25)
   Discontinued operations                                 --      (0.01)
   Cumulative effect of change in accounting
      principle                                          0.05         --
                                                      -------    -------
      Net income (loss)                               $ (0.38)   $ (0.26)
                                                      =======    =======
Basic shares outstanding                               18,808     18,662
                                                      =======    =======
Diluted earnings (loss) per share:
   Loss from continuing operations                    $ (0.43)   $ (0.25)
   Discontinued operations                                 --      (0.01)
   Cumulative effect of change in accounting
      principle                                          0.05         --
                                                      -------    -------
      Net income (loss)                               $ (0.38)   $ (0.26)
                                                      =======    =======
Diluted shares outstanding                             18,808     18,662
                                                      =======    =======

     Potential common shares of 5,743,518 and 3,000,243 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three months ended April 2, 2006 and April 3, 2005, respectively. Potential common shares of 1,288,630 related to our Preferred Securities were excluded from the computation of diluted earnings per share for the three months ended April 2, 2006 and April 3, 2005, as inclusion of these shares would have been antidilutive.

Stock-Based Compensation Plans:

     On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) "Share-Based Payment", requiring us to recognize expense related to the fair value of our stock based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, any stock based compensation expense includes: (a) compensation expense for all stock based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 "Accounting for Stock Based Compensation"; and (b) compensation expense for all stock based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). On October 27, 2005, the Compensation Committee of the Board of Directors approved the acceleration of all out-of-the-money unvested stock options outstanding on that date; accordingly, there was no SFAS 123(R) expense for the three months ended April 2, 2006.

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for the three months ended April 2, 2006 and April 3, 2005, respectively. There were no options granted during the quarters ended April 2, 2006 and April 3, 2005.

     The following table illustrates our pro forma net income (loss) and pro forma earnings (loss) per share as if we had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based compensation during the three months ended April 3, 2005 (in thousands, except per share amounts):

                                                     THREE MONTHS ENDED
                                                        APRIL 3, 2005
                                                     ------------------
Net income (loss), as reported                            $(4,832)
   Add:  Stock based compensation expense included
      in reported net income (loss), net of tax           $    --
   Deduct:  Stock based compensation expense
      determined under fair value method for all
      awards, net of tax                                  $  (746)
                                                          -------
Net income (loss), pro forma                              $(5,578)
                                                          =======
Basic earnings (loss) per share
   As Reported                                            $ (0.26)
   Pro Forma                                              $ (0.30)
Diluted earnings (loss) per share
   As Reported                                            $ (0.26)
   Pro Forma                                              $ (0.30)

     The following table summarizes the stock option transactions for the three months ended April 2, 2006:

                                                                WEIGHTED-AVERAGE
                                   SHARES    WEIGHTED-AVERAGE       REMAINING      AGGREGATE
                                   UNDER      EXERCISE PRICE    CONTRACTUAL TERM   INTRINSIC
                                   OPTION        PER SHARE         (IN YEARS)        VALUE
                                 ---------   ----------------   ----------------   ---------
Outstanding, December 31, 2005   5,751,268        $10.15               6.8            $--
   Granted                              --            --                --
   Exercised                            --            --                --
   Forfeited                        (7,750)       $17.13                --
                                 ---------        ------               ---            ---
Outstanding, April 2, 2006       5,743,518        $10.14               6.6            $--
                                 =========        ======               ===            ===
Exercisable on April 2, 2006     5,743,518        $10.14               6.6            $--
                                 =========        ======               ===            ===

4. DISCONTINUED OPERATIONS:

     At April 2, 2006, we had remaining accruals related to the divestiture of our Mechanical Assemblies Europe business from the fourth quarter of 2002 of $17.0 million, primarily relating to the future net lease costs on facilities retained by us, which are through 2021. Included in the $17.0 million is $3.0 million of acquisition integration reserves related to facility closures.

     The activity relating to accruals for discontinued operations for the three months ended April 2, 2006 and April 3, 2005 are as follows (in thousands):

                                    THREE MONTHS ENDED
                                   -------------------
                                   APRIL 2,   APRIL 3,
                                     2006       2005
                                   --------   --------
Beginning balance                  $16,771    $18,741
Reductions for payments made          (295)      (355)
Changes in pre-existing reserves        --         --
Accretion                              293         29
Foreign exchange impact                235         15
                                   -------    -------
   Ending balance                  $17,004    $18,430
                                   =======    =======

5. FACILITY CONSOLIDATION, ASSET IMPAIRMENT AND OTHER CHARGES:

Facility Consolidation:

     Facility consolidation and asset impairment charges increased in the first three months of 2006 from the same period last year due to increased asset impairment charges. In the three months ended April 2, 2006, we recorded facility consolidation, asset impairment and other charges of $2.6 million, consisting of severance costs of $0.5 million, asset impairments of $1.6 million and facility closure and other exit activity costs of $0.5 million.

     In February 2006, we announced an operational restructuring plan designed to enhance performance optimization, worldwide efficiency and financial results. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect to complete this action by year end 2007. Cash expenditures for the restructuring plan are expected to be approximately $100 million, which includes capital expenditures between $25 and $35 million. Restructuring cash expenses will relate primarily to employee severance, facility closure and product move costs. The restructuring plan will be financed with cash on hand and availability under our existing revolving credit facility. We believe that our current available liquidity will provide us with the funds necessary to execute this restructuring plan along with our ongoing operating cash requirements. Should our current liquidity not be adequate to fund the restructuring plan and/or our ongoing cash requirements for operations, we may be required to modify our plan.

     Major ongoing and completed restructuring actions for the three months ended April 2, 2006 are as follows:

          - We incurred production movement costs of $0.2 million in the first quarter of 2006 associated with our February 2006 operational restructuring plan.

          - During the fourth quarter of 2005, we began the streamlining of a North American plant that will be completed in 2007. Certain employee severance related charges, approximating $1.3 million, were recorded in 2005. No new employee severance related charges were recorded during the period;

          - During the third quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline an Einbeck, Germany, manufacturing operation. This action is substantially completed and resulted in no severance cost during the period;

          - During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter of 2005, we received approval for this action from the appropriate Workers' Council and Union. Full identification of the actual employees has not been completed, and accordingly we are not able to fully estimate the severance to be incurred, as it will be based on numerous factors depending on each individual's circumstances. This action is expected to be completed by December 2006 and could result in a total severance costs of up to $4.7 million, of which $3.6 million has already been incurred, including $0.4 million for the three months ended April 2, 2006;

          - During the first quarter of 2005, we announced a plan to migrate to one enterprise resource planning system and centralize many of our functional operations to better align with current business levels. These actions are ongoing as we continue to move our U.S. operations. We are anticipating total severance costs could be as high as $2.0 million domestically, of which $1.3 million was incurred in 2005. No additional costs have been incurred for the three months ended April 2, 2006. We have not formalized the total impact to our international operations, since meaningful migration and centralization will not begin until mid 2006 and are estimated to be completed sometime in 2007. We do expect that upwards of 200 individuals could be impacted. We have not yet specifically identified which individuals or group of individuals will be impacted, or in which international locations they reside. Therefore, we are not able to estimate the termination liability impact at this time. We do expect, however, that the international termination costs for this action will exceed the related estimate for our U.S. operations.

Asset Impairments. For the three months ended April 2, 2006 and April 3, 2005, we recorded $1.6 million and $0.1 million, respectively, of asset impairment charges related to prior facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the consolidated statements of operations and were accounted for in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

     A rollforward of the accruals for facility consolidation, asset impairments and other charges by quarter for the three months ended April 2, 2006 is as follows (in thousands):

                                                                        FACILITY
                                              EMPLOYEE       ASSET      CLOSURE
                                            TERMINATION   IMPAIRMENT   AND OTHER
                                              BENEFITS      CHARGES      COSTS      TOTAL
                                            -----------   ----------   ---------   -------
Balance December 31, 2005                     $3,952       $    --       $ 521     $ 4,473
Adjustments/Charges                              523         1,630         419       2,572
Cash utilizations                               (808)           --        (335)     (1,143)
Noncash foreign exchange impact and other         33        (1,630)         34      (1,563)
                                              ------       -------       -----     -------
Balance April 2, 2006                         $3,700       $    --       $ 639     $ 4,339
                                              ======       =======       =====     =======

6.   ACQUISITION INTEGRATIONS:

     We have developed and implemented the majority of the facility consolidation plans designed to integrate the operations of our past acquisitions. As of April 2, 2006, we have $1.4 million of purchase liabilities recorded in conjunction with the acquisitions, principally related to costs associated with the shutdown and consolidation of certain acquired facilities. Costs incurred and charged to these reserves amounted to $0.1 million during the three months ended April 2, 2006.

7.   LONG-TERM DEBT:

     Long-term debt consisted of the following (in thousands):

                                                     APRIL 2,    DECEMBER 31,
                                                       2006          2005
                                                    ----------   ------------
Credit Agreement:
   Revolving credit facility                        $       --    $   17,500
   Second lien term loan                               225,000       150,000
Senior unsecured notes                                 400,000       400,000
Senior subordinated notes                              527,328       523,906
Convertible trust preferred securities subject to
   mandatory redemption                                 55,250        55,250
Senior notes - derivative instrument adjustment        (17,395)      (10,781)
Other                                                    7,800         7,550
                                                    ----------    ----------
                                                     1,197,983     1,143,425
Less - Current maturities                               (3,877)       (3,473)
                                                    ----------    ----------
                                                    $1,194,106    $1,139,952
                                                    ==========    ==========

     In March 2006, we completed a $75 million upsize to our senior secured second lien term loan ("Second Lien Term Loan") due in May 2011. In connection with the transaction, we successfully amended both our existing $150 million senior secured second lien term loan and our $175 million asset-based revolving credit facility ("Credit Agreement"). Debt issuance costs of $2.0 million were incurred on this transaction, resulting in net cash proceeds of $73.0 million, of which $46.3 million was used to reduce our outstanding revolving credit facility borrowings.

     We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We enter into financial instruments to manage and reduce the impact of changes in foreign currency exchange rates and interest rates. The counter parties to these financial instruments are major financial institutions.

     In May 2005, we entered into new senior secured credit facilities with an aggregate borrowing capacity of $325 million, consisting of a five-year $175 million Credit Agreement and a six-year $150 million Second Lien Term Loan (which was upsized to $225 million in March 2006) both agreements collectively ("Credit Facilities"). Interest under these facilities is based on LIBOR. The Second Lien Term Loan is due and payable in its entirety in May 2011. The Credit Agreement is an asset-backed revolving credit facility, which is supported by a borrowing base that is calculated monthly. Availability under the Credit Agreement is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. On April 2, 2006, our availability under the Credit Agreement was $174.5 million, less outstanding letters of credit of $18.5 million. The Credit Agreement is secured by certain U.S. and Canadian assets and a 65% pledge of the stock of our foreign subsidiaries. The Second Lien Term Loan is secured by all of the U.S. assets and a 65% pledge of the stock of certain of foreign subsidiaries. At April 2, 2006, no amounts were outstanding under the Credit Agreement. The Credit Agreement contains various restrictive covenants, which amongst other things; limit indebtedness, investments, capital expenditures and certain dividends. The Credit Agreement also requires us to maintain a minimum fixed charge coverage ratio if excess availability, as defined, is less than $35 million. Our excess availability was $156.0 million, as of April 2, 2006, thus, we were not required to maintain this minimum fixed charge coverage ratio. We were in compliance with all other covenants as of April 2, 2006.

     The Credit Agreement provides us with the ability to denominate a portion of our revolving credit borrowings in Canadian dollars up to an amount equal to $17.9 million.

     We have outstanding interest rate swaps in the notional amount of $400.0 million that effectively converts the interest on our Senior Unsecured Notes to a variable rate of 8.31% at April 2, 2006. These interest rate swap contracts are with various high credit quality major financial institutions and expire in April 2012. At their inception, we designated these contracts as fair value hedges. At April 2, 2006, based upon market quotes, our swap contracts outstanding had a negative fair value of $17.4 million.

     We use standby letters of credit to guarantee our performance under various contracts and arrangements. These letter of credit contracts expire annually and are usually extended on a year-to-year basis. As of April 2, 2006, we had outstanding letters of credit of $18.5 million. We do not believe that they will be required to be drawn.

     From time to time, we may also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. There were no contracts outstanding at April 2, 2006.

8.   NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

     The Emerging Issues Task Force ("EITF") released EITF Issue No. 05-05, "Accounting for Early Retirement or Post employment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements)". Altersteilzeit (ATZ) in Germany is an early retirement program designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. Effective, January 1, 2006, we adopted EITF Issue 05-05, which resulted in a favorable impact of $1.0 million, net of income taxes of $0.7 million, to net income for the three months ended April 2, 2006. This amount is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.

     The FASB revised SFAS No. 123 in December 2004 and issued SFAS No. 123(R). This statement supersedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. We adopted SFAS No. 123(R) as of January 1, 2006. This statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. We adopted SFAS No. 123(R) following the modified prospective basis.

9.   DEFINED BENEFIT PLANS AND POST-RETIREMENT BENEFITS:

     We sponsor 13 defined benefit plans that cover certain hourly and salaried employees in the United States and certain European countries. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have 9 postretirement medical benefit plans for certain employee groups and have recorded a liability for its estimated obligation under these plans.

     The components of net periodic benefit costs are as follows (in thousands):

                                                                        POSTRETIREMENT BENEFITS
                                            PENSION BENEFITS              OTHER THAN PENSIONS
                                           THREE MONTHS ENDED              THREE MONTHS ENDED
                                     -----------------------------   -----------------------------
                                     APRIL 2, 2006   APRIL 3, 2005   APRIL 2, 2006   APRIL 3, 2005
                                     -------------   -------------   -------------   -------------
Service cost                            $   562         $   587          $205             $185
Interest cost                             2,038           2,091           271              451
Expected return on plan assets           (1,633)         (1,651)           --               --
Amendments/curtailments                      --              --            --               --
Amortization of prior service cost          738             295           (27)              --
Recognized actuarial loss                   219             370            57               90
                                        -------         -------          ----             ----
Net periodic benefit cost               $ 1,924         $ 1,692          $506             $726
                                        =======         =======          ====             ====

     We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $8.5 million to our pension plans and $1.3 million to our post-retirement medical benefit plans in 2006. As of April 2, 2006, $3.1 million and $0.3 million in contributions have been made to the pension and postretirement benefit plans, respectively. We anticipate contributing an additional $5.4 million to our pension plans and $1.0 million to our post-retirement medical benefit plans in 2006 for total estimated contributions of $9.8 million.

10.  INCOME TAXES:

     The effective income tax rates for the three months ended April 2, 2006 and April 3, 2005 differ from the U.S. federal statutory rate primarily as a result of lower foreign tax rates, the effects of state taxes, the provision of a valuation allowance on certain losses in foreign jurisdictions and the adjustment to tax contingency reserves based upon specific events occurring during the periods.

11.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION:

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

     The Non-Guarantor Companies financial information represents our non U.S. operations.

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING BALANCE SHEET AS OF APRIL 2, 2006
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                         DURA                     NON-
                                                       OPERATING   GUARANTOR    GUARANTOR
                                                         CORP.     COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                      ----------   ---------   ----------   ------------   ------------
                       ASSETS

Current assets:
   Cash and cash equivalents                          $   16,039    $     49   $  111,834   $        --     $  127,922
   Accounts receivable, net of reserve for doubtful
      accounts and sales allowance of $4,981              45,541      95,252      192,060            --        332,853
   Inventories                                             9,935      57,835       70,942            --        138,712
   Other current assets                                   35,314      15,715       69,031            --        120,060
   Due from affiliates                                   188,818      24,218        6,674      (219,710)            --
                                                      ----------    --------   ----------   -----------     ----------
      Total current assets                               295,647     193,069      450,541      (219,710)       719,547
                                                      ----------    --------   ----------   -----------     ----------
Property, plant and equipment, net                        55,166     106,717      298,307            --        460,190
Investment in subsidiaries                               838,758      28,844      191,624    (1,059,226)            --
Notes receivable from affiliates                         403,456     379,630       29,999      (813,085)            --
Goodwill, net                                            380,907     128,773      354,740            --        864,420
Other assets, net of accumulated amortization
   of $20,346                                             94,289      12,230       17,865            --        124,384
                                                      ----------    --------   ----------   -----------     ----------
      Total Assets                                    $2,068,223    $849,263   $1,343,076   $(2,092,021)    $2,168,541
                                                      ==========    ========   ==========   ===========     ==========

           LIABILITIES AND STOCKHOLDERS'
                     INVESTMENT

Current liabilities:
   Accounts payable                                   $   40,481    $ 69,798   $  144,832   $        --     $  255,111
   Accrued liabilities                                    81,366      14,342      117,415            --        213,123
   Current maturities of long-term debt                    1,377          --        2,500            --          3,877
   Due to affiliates                                      26,742     185,805        7,163      (219,710)            --
                                                      ----------    --------   ----------   -----------     ----------
      Total current liabilities                          149,966     269,945      271,910      (219,710)       472,111
                                                      ----------    --------   ----------   -----------     ----------
Long-term debt, net of current maturities                225,000          --        3,923            --        228,923
Senior unsecured notes                                   400,000          --           --            --        400,000
Senior subordinated notes                                527,328          --           --            --        527,328
Convertible trust preferred securities subject to
   mandatory redemption                                   55,250          --           --            --         55,250
Senior notes - derivative instrument adjustment          (17,395)         --           --            --        (17,395)
Other noncurrent liabilities                              87,829         637       59,034            --        147,500
Minority interest                                             --          --        4,946            --          4,946
Notes payable to affiliates                              384,629     181,979      246,477      (813,085)            --
                                                      ----------    --------   ----------   -----------     ----------
      Total liabilities                                1,812,607     452,561      586,290    (1,032,795)     1,818,663
                                                      ----------    --------   ----------   -----------     ----------
Stockholders' investment                                 271,666     396,702      642,642    (1,059,226)       251,784
Cumulative Translation adjustment                        (16,050)         --      114,144            --         98,094
                                                      ----------    --------   ----------   -----------     ----------
      Total Liabilities and
         Stockholders' Investment                     $2,068,223    $849,263   $1,343,076   $(2,092,021)    $2,168,541
                                                      ==========    ========   ==========   ===========     ==========

                          DURA AUTOMOTIVE SYSTEMS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED APRIL 2, 2006
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                          DURA                     NON-
                                                        OPERATING   GUARANTOR   GUARANTOR
                                                          CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                       ----------   ---------   ---------   ------------   ------------
Revenues                                                $ 66,510     $207,957    $314,695     $ (4,784)      $ 584,378
Cost of sales                                             69,904      187,118     278,178       (4,784)        530,416
                                                        --------     --------    --------     --------       ---------
   Gross profit (loss)                                    (3,394)      20,839      36,517           --          53,962
Selling, general and administrative expenses              14,244        7,390      15,295           --          36,929
Facility consolidation, asset impairment
   and other charges                                          10        2,060         502                        2,572
Amortization expense                                          55           46           4           --             105
                                                        --------     --------    --------     --------       ---------
   Operating income (loss)                               (17,703)      11,343      20,716           --          14,356

Interest expense, net of interest income of $757          23,561          388       2,225           --          26,174
                                                        --------     --------    --------     --------       ---------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                                  (41,264)      10,955      18,491           --         (11,818)

Provision (benefit) for income taxes                     (14,973)       4,310       6,830           --          (3,833)
Equity in (earnings) losses of affiliates, net           (17,976)          --        (792)      18,823              55
Minority interest - dividends on trust
   preferred securities, net                                  --           --          --
Dividends from affiliates                                 (1,295)          --          --        1,295              --
                                                        --------     --------    --------     --------       ---------
   Income (loss) from continuing operations               (7,020)       6,645      12,453      (20,118)         (8,040)

Cumulative effect of change in accounting principle,
   net of tax of $712                                         --           --       1,020           --           1,020
                                                        --------     --------    --------     --------       ---------
   Net income (loss)                                    $ (7,020)    $  6,645    $ 13,473     $(20,118)      $  (7,020)
                                                        ========     ========    ========     ========       =========

                          DURA AUTOMOTIVE SYSTEMS, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED APRIL 2, 2006
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                    NON-
                                                 OPERATING   GUARANTOR   GUARANTOR
                                                   CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ---------   ---------   ------------   ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations         $ (7,020)   $  6,645    $ 12,453      $(20,118)      $ (8,040)
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by (used in) operating activities:
   Depreciation, amortization and asset
      impairment                                    2,567       6,437      13,029            --         22,033
   Amortization of deferred financing fees            957          --          --            --            957
   Deferred income taxes                               --          --       1,481            --          1,481
   Equity in earnings of affiliates and
      minority interest                                --          --          54            --             54
   Changes in other operating items                 2,275     (14,105)    (14,679)           --        (26,509)
                                                 --------    --------    --------      --------       --------
   Net cash provided by (used in) operating
      activities                                   (1,221)     (1,023)     12,338       (20,118)       (10,024)
                                                 --------    --------    --------      --------       --------
INVESTING ACTIVITIES:
Other Investing Items                             (37,309)      9,860       8,727        18,823            101
Capital expenditures, net                          (4,158)     (7,451)    (11,508)           --        (23,117)
                                                 --------    --------    --------      --------       --------
   Net cash provided by (used in) investing
      activities                                  (41,467)      2,409      (2,781)       18,823        (23,016)
                                                 --------    --------    --------      --------       --------
FINANCING ACTIVITIES:
Long-term borrowings                               75,000          --       1,242            --         76,242
Repayments of long-term borrowings                   (811)         --        (324)           --         (1,135)
Net repayments under revolving credit
   facilities                                     (17,500)         --          --            --        (17,500)
Proceeds from issuance of common stock
   and exercise of stock options                       76          --          --            --             76
Minority interest distributions                        --      (1,295)         --         1,295             --
Debt issuance costs                                (1,950)         --          --            --         (1,950)
                                                 --------    --------    --------      --------       --------
   Net cash provided by (used in) financing
      activities                                   54,815      (1,295)        918         1,295         55,733
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                     --          --       3,340            --          3,340
                                                 --------    --------    --------      --------       --------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                      12,127          91      13,815            --         26,033
NET OPERATING CASH FLOW USED IN
   DISCONTINUED OPERATIONS                             --          --          --            --             --
CASH AND CASH EQUIVALENTS:
Beginning of period                                 3,911         (40)     98,018            --        101,889
                                                 --------    --------    --------      --------       --------
End of period                                    $ 16,038    $     51    $111,833      $     --       $127,922
                                                 ========    ========    ========      ========       ========

                          DURA AUTOMOTIVE SYSTEMS, INC.
          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                     DURA                     NON-
                                                   OPERATING   GUARANTOR    GUARANTOR
                                                     CORP.     COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                  ----------   ---------   ----------   ------------   ------------
                                                                        (AMOUNTS IN THOUSANDS)
                    ASSETS
Current assets:
   Cash and cash equivalents                      $    3,911   $    (40)   $   98,018   $        --     $  101,889
   Accounts receivable, net of allowances
      of $5,061                                       39,630     88,508       162,981            --        291,119
   Inventories                                        10,018     55,142        66,988            --        132,148
   Other current assets                               30,247      9,635        67,768            --        107,650
   Due from affiliates                               180,078     23,841         7,481      (211,400)            --
                                                  ----------   --------    ----------   -----------     ----------
      Total current assets                           263,884    177,086       403,236      (211,400)       632,806
                                                  ----------   --------    ----------   -----------     ----------
Property, plant and equipment, net                    54,280    108,126       295,852                      458,258
Investment in subsidiaries                           772,942     28,799       190,777      (992,518)            --
Notes receivable from affiliates                     423,553    358,908        37,724      (820,185)            --
Goodwill                                             380,906    128,773       344,617            --        854,296
Other assets, net of accumulated amortization
   of $19,377                                         97,613     12,300        19,936            --        129,849
                                                  ----------   --------    ----------   -----------     ----------
                                                  $1,993,178   $813,992    $1,292,142   $(2,024,103)    $2,075,209
                                                  ==========   ========    ==========   ===========     ==========

   LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                               $   40,516   $ 73,044    $  152,000  $         --     $  265,560
   Accrued liabilities                                70,481     12,138        98,003            --        180,622
   Current maturities of long-term debt                2,189                    1,284            --          3,473
   Due to affiliates                                  26,951    179,300         5,149      (211,400)            --
                                                  ----------   --------    ----------   -----------     ----------
      Total current liabilities                      140,137    264,482       256,436      (211,400)       449,655
                                                  ----------   --------    ----------   -----------     ----------
Long-term debt, net of current
   maturities                                        167,500         --         4,077            --        171,577
Senior unsecured notes                               400,000         --            --            --        400,000
Senior subordinated notes                            523,906         --            --            --        523,906
Convertible trust preferred securities subject
   to mandatory redemption                            55,250         --            --            --         55,250
Senior notes - derivative instrument adjustment      (10,781)        --            --            --        (10,781)
Other noncurrent liabilities                          83,114        672        57,245            --        141,031
Minority interest                                         --         --         4,864            --          4,864
Notes payable to affiliates                          371,632    160,065       288,488      (820,185)            --
                                                  ----------   --------    ----------   -----------     ----------
      Total liabilities                            1,730,758    425,219       611,110    (1,031,585)     1,735,502
                                                  ----------   --------    ----------   -----------     ----------
Stockholders' investment, net                        262,420    388,773       681,032      (992,518)       339,707
                                                  ----------   --------    ----------   -----------     ----------
                                                  $1,993,178   $813,992    $1,292,142   $(2,024,103)    $2,075,209
                                                  ==========   ========    ==========   ===========     ==========

                          DURA AUTOMOTIVE SYSTEMS, INC.
      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS
                               ENDED APRIL 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                      DURA                    NON-
                                                   OPERATING   GUARANTOR   GUARANTOR
                                                     CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                   ---------   ---------   ---------   ------------   ------------
Revenues                                           $ 75,222     $224,390   $327,300      $ (6,933)     $ 619,979
Cost of sales                                        72,837      201,813    291,681        (6,933)       559,398
                                                   --------     --------   --------      --------      ---------
Gross profit                                          2,385       22,577     35,619            --         60,581
Selling, general and administrative
   expenses                                          17,370        7,738     17,065            --         42,173
Facility consolidation, asset impairment
   and other charges                                    852        1,009       (195)           --          1,666
Amortization expense                                     56           46         10            --            112
                                                   --------     --------   --------      --------      ---------
Operating income (loss)                             (15,893)      13,784     18,739            --         16,630
Interest expense, net of interest income of $693     20,629        1,748      2,593            --         24,970
                                                   --------     --------   --------      --------      ---------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                             (36,522)      12,036     16,146            --         (8,340)
Provision (benefit) for income taxes                (15,245)       5,508      6,120            --         (3,617)
Equity in (earnings) losses of affiliates, net      (14,763)          --       (607)       15,370             --
Dividends (to) from affiliates                       (1,682)          --         --         1,682             --
                                                   --------     --------   --------      --------      ---------
Income (loss) from continuing operations             (4,832)       6,528     10,633       (17,052)        (4,723)
Loss from discontinued operations                        --           --       (109)           --           (109)
                                                   --------     --------   --------      --------      ---------
Net income (loss)                                  $ (4,832)    $  6,528   $ 10,524      $(17,052)     $  (4,832)
                                                   ========     ========   ========      ========      =========

                          DURA AUTOMOTIVE SYSTEMS, INC.
      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS
                               ENDED APRIL 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                     NON-
                                                 OPERATING   GUARANTOR    GUARANTOR
                                                   CORP.     COMPANIES    COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ---------   ----------   ------------   ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations         $ (4,832)   $  6,528    $  10,633      $(17,052)     $ (4,723)
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                    2,268       5,135       13,144            --        20,547
   Amortization of deferred financing fees            987         987
   Deferred income taxes                          (14,581)     14,573          527            --           519
   Equity in earnings of affiliates and
      minority interest                           (14,763)         --         (607)       15,370            --
   Changes in other operating items                28,669     (11,736)     (68,608)           --       (51,675)
                                                 --------    --------    ---------      --------      --------
   Net cash provided by (used in) operating
      activities                                   (2,252)     14,500      (44,911)       (1,682)      (34,345)
                                                 --------    --------    ---------      --------      --------
INVESTING ACTIVITIES:
Capital expenditures, net                          (3,974)     (3,968)      (6,336)           --       (14,278)
                                                 --------    --------    ---------      --------      --------
   Net cash used in investing activities           (3,974)     (3,968)      (6,336)           --       (14,278)
                                                 --------    --------    ---------      --------      --------
FINANCING ACTIVITIES:
Long-term borrowings                                   --          --          413            --           413
Repayments of long-term borrowings                (35,285)         (3)        (370)           --       (35,658)
Purchase of treasury shares and other                  --                                                   --
Debt financing (to) from affiliates                84,523      (7,219)     (77,304)           --            --
Proceeds from issuance of common stock
   and exercise of stock options                      517          --           --            --           517
Other, net                                           (455)                      --            --          (455)
Dividends paid                                         --      (2,232)         550         1,682            --
                                                 --------    --------    ---------      --------      --------
Net cash provided by (used in) financing
   activities                                      49,300      (9,454)     (76,711)        1,682       (35,183)
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                 (6,049)         --        9,988            --         3,939
                                                 --------    --------    ---------      --------      --------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                      37,025       1,078     (117,970)           --       (79,867)
NET OPERATING CASH FLOW USED IN
   DISCONTINUED OPERATIONS                             --          --         (109)           --          (109)
CASH AND CASH EQUIVALENTS:
Beginning of period                                 2,944       1,626      186,998            --       191,568
                                                 --------    --------    ---------      --------      --------
End of period                                    $ 39,969    $  2,704    $  68,919      $     --      $111,592
                                                 ========    ========    =========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report contains forward-looking statement within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements relate to our expectations for future events and time periods. All statements other than statements of historical facts are statements that could be deemed to be forward-looking statements, including any statement regarding trends in future revenues or results of operations, gross margins or operating margins, expenses, earnings or losses from operations, restructuring charges, future product developments and their marketability, any statements regarding pending claims, including legal, warranty and environmental issues, any statements regarding future economic or industry conditions, any statements of expectations or belief, and any statement of assumptions underlying any of the foregoing. Generally, forward-looking statements are typically identified by use of the words such as "may", "will", "should", "expect", "anticipate", "believe", "estimate" and similar words, although some forward-looking statements may be expressed differently. There are certain important factors that could cause future results to differ materially from those that might be anticipated based on some of the statements made in this report. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to those items listed under Part II. Item 1A. Risks Factors.

     This discussion should be read in conjunction with our Condensed Financial Statements and the Notes to Condensed Financial Statements included elsewhere in this report.

OVERVIEW

     We believe 2006 to be a trough revenue year for us, as a direct result of reduced new automotive product orders booked during the period of 2000-2002. To address this issue, we have realigned our business to focus on organic growth. Accordingly, we have undertaken an expanded effort to develop new products, both internally and through the securing of product licenses. We have in excess of 100 new launches this year. Our international automotive business expansion continues as non North American sales became a larger part of our business in the first quarter of 2006; it exceeded our domestic automotive manufacturing sales for the three months ended April 2, 2006.

     Our Atwood Mobile Products Division sales were strong during the three months ended April 2, 2006 as the Federal Emergency Management Administration
(FEMA) requirements for temporary housing for hurricane victims continued. FEMA related revenue is expected to decline in the next quarter as fulfillment of FEMA's requirements is accomplished.

     Raw material costs continue to significantly impact our production costs. Increased use of Original Equipment Manufacturers' steel resale programs and long-term steel purchase contracts have reduced some of our volatility in that raw material cost. While we have accomplished this for steel, we have incurred increased costs in other raw materials, specifically aluminum and resin. We continue to investigate methods to minimize the volatility of raw material costs on our profits.

     We continue to deliver positive results in our product quality. High quality is both beneficial to winning new business and reducing our overall costs.

     Momentum on our previously announced operational restructuring plan of February 9, 2006 is building and we are on target to meet our year end 2007 completion date. Regulatory and personnel factors have significant effect on when we announce and start individual production movements. Our goal is to realign our production capacity around our best-in-cost facilities.

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

     Revenue Recognition and Sales Commitments. We recognize revenue when title passes to our customers, which occurs primarily when products are shipped from our facilities to our customers. We enter into agreements with our customers at the beginning of a given vehicle's life to produce products. Once such agreements are entered into by us, fulfillment of the customers' purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contracts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amount of such losses for the three months ended April 2, 2006 and April 3, 2005, were not significant.

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired that is subject to annual impairment testing in accordance with the provisions of SFAS No. 142. Other intangible assets at April 2, 2006, were $17.5 million primarily consisting of non-amortizable trademarks and amortizable license agreements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS No. 141") and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized, but reviewed for impairment annually or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we adopted SFAS No. 142 effective January 1, 2002.

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

     We perform impairment tests annually, during the second quarter, and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Based upon our annual assessment during 2005 and consideration of ongoing operations, no impairment of goodwill or other intangible assets has occurred. If we do not obtain the financial results planned for in our February 2006 restructuring initiatives, impairment of goodwill would likely occur.

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

     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $68.8 million as of April 2, 2006, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily certain net operating loss carryovers. The valuation allowance is based on our review of all available positive and negative evidence, including our past and future performance in the jurisdictions in which it operates, the market environment in which it operates, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net deferred tax asset as of April 2, 2006, was $71.5 million, net of a valuation allowance of $68.8 million. In addition, during 2003 and 2004, we recorded total losses from discontinued operations of $129.4 million related to the disposition of the Mechanical Assemblies Europe business. We have not recorded tax benefits for these losses as we believe it is more likely than not that such benefits will not be realized.

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

     We employ a building block approach in determining the expected long-term rate of return for plan assets, based on historical markets, long-term historical relationships between equities and fixed income and considering current market factors such as inflation and interest rates. We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $8.5 million to our pension plans and $1.3 million to our post-retirement medical benefit plans in 2006. As of April 2, 2006, $3.1 million and $0.3 million in contributions have been made to the pension and postretirement benefit plans, respectively. We anticipate contributing an additional $5.4 million to our pension plans and $1.0 million to our post-retirement medical benefit plans in 2006 for total estimated contributions of $9.8 million.

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

RESULTS OF OPERATIONS

                                                       THREE MONTHS ENDED
                                                      -------------------
                                                      APRIL 2,   APRIL 3,
                                                        2006       2005
                                                      --------   --------
Revenue                                                100.00%    100.00%
Cost of sales                                           90.77%     90.23%
                                                       ------     ------
Gross profit                                             9.23%      9.77%
Selling, general and administrative                      6.32%      6.80%
Facility consolidation, asset impairment and other       0.44%      0.27%
Amortization expense                                     0.02%      0.02%
                                                       ------     ------
Operating income                                         2.46%      2.68%
Interest expense, net of interest income                 4.48%      4.03%
                                                       ------     ------
Loss from continuing operations before benefit
   for income taxes and minority interest               -2.02%     -1.35%
Benefit for income taxes                                -0.66%     -0.58%
Minority interest - dividend on trust preferred
   securities, net in 2003                               0.01%        --
                                                       ------     ------
Loss from continuing operations                         -1.38%     -0.76%
Loss from discontinued operations                          --      -0.02%
Cumulative effect of change in accounting principle      0.17%      0.00%
                                                       ------     ------
Net loss                                                -1.20%     -0.78%
                                                       ======     ======

     The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005.

COMPARISON OF THE THREE MONTHS ENDED APRIL 2, 2006 TO THE THREE MONTHS ENDED APRIL 3, 2005

Revenues. Revenue declined to $584 million in 2006's first three months from $620 million in the same period in 2005. This decline primarily resulted from negative net new business and unfavorable exchange rates from a year earlier. Partially offsetting these factors was the overall increase of the North American and European automotive production, and increased Atwood Mobile Product sales related to the FEMA requirements for temporary housing units. FEMA related sales are expected to end in the second quarter of 2006.

     Net negative new business and unfavorable vehicle platform mix accounted for approximately $46 million of the revenue decline, which includes the effect of a seat platform product transition of approximately $18 million. Negative foreign exchange rate changes accounted for $16 million of the decline, and other factors unfavorably impacted sales by $5 million. Offsetting these declines was a favorable increase in our Atwood Mobile Products Division of $13 million, primarily as a result of fulfilling FEMA requirements, and an increase in automobile vehicle production resulting in approximately $18 million additional revenue.

     Non North American sales increased to 45.3% of sales in 2006's first three months from 43.3% in 2005's first quarter.

Cost of Sales. Cost of sales amounts for 2006 declined in comparison to 2005 in association with the lower revenue amount, including the negative impact of foreign currency exchange rates. Gross profit as a percent of sales for the first quarter of 2006 decreased slightly from 2005 mainly due to lower overall margins on sales primarily caused by reduced seat product sales and lower absorption of fixed costs.

     Increased sales volumes favorably impacted operating results in our non North American operations. International operations contributed slightly more than half of our gross profit in the first three months of 2006.

Selling, General, and Administrative. Selling, general, and administrative expenses incurred in 2006's first three months declined from the amount incurred in 2005's first three months mainly due to lower product engineering costs, and reduced personnel related costs resulting from the personnel reduction undertaken in the second and third quarters of 2005. Certain nonrecurring engineering prototype projects were conducted in 2005's first three months.

     Facility Consolidation, Asset Impairment and Other Charges. Facility consolidation and asset impairment charges increased in the first three months of 2006 from the same period last year due to increased asset impairment charges. In the three months ended April 2, 2006, we recorded facility consolidation, asset impairment and other charges of $2.6 million, consisting of severance costs of $0.5 million, asset impairments of $1.6 million and facility closure and other exit activity costs of $0.5 million.

     In February 2006, we announced an operational restructuring plan designed to enhance performance optimization, worldwide efficiency and financial results. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect to complete this action by year end 2007. Cash expenditures for the restructuring plan are expected to be approximately $100 million, which includes capital expenditures between $25 and $35 million. Restructuring cash expenses will relate primarily to employee severance, facility closure and product move costs. The restructuring plan will be financed with cash on hand and availability under our existing revolving credit facility. We believe that our current available liquidity will provide us with the funds necessary to execute this restructuring plan along with our ongoing operating cash requirements. Should our current liquidity not be adequate to fund the restructuring plan and/or our ongoing cash requirements for operations, we may be required to modify our plan.

     Major ongoing and completed restructuring actions for the three months ended April 2, 2006 are as follows:

          - We incurred production movement costs of $0.2 million in the first quarter of 2006 associated with our February 2006 operational restructuring plan.

          - During the fourth quarter of 2005, we began the streamlining of a North American plant that will be completed in 2007. Certain employee severance related charges, approximating $1.3 million, were recorded in 2005. No new employee severance related charges were recorded during the period;

          - During the third quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline an Einbeck, Germany, manufacturing operation. This action is substantially completed and resulted in no severance cost during the period;

          - During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter of 2005, we received approval for this action from the appropriate Workers' Council and Union. Full identification of the actual employees has not been completed, and accordingly we are not able to fully estimate the severance to be incurred, as it will be based on numerous factors depending on each individual's circumstances. This action is expected to be completed by December 2006 and could result in a total severance costs of up to $4.7 million, of which $3.6 million has already been incurred, including $0.4 million for the three months ended April 2, 2006;

          - During the first quarter of 2005, we announced a plan to migrate to one enterprise resource planning system and centralize many of our functional operations to better align with current business levels. These actions are ongoing as we continue to move our U.S. operations. We are anticipating total severance costs could be as high as $2.0 million domestically, of which $1.3 million was incurred in 2005. No additional costs have been incurred for the three months ended April 2, 2006. We have not formalized the total impact to our international operations, since meaningful migration and centralization will not begin until mid 2006 and are estimated to be completed sometime in 2007. We do expect that upwards of 200 individuals could be impacted. We have not yet specifically identified which individuals or group of individuals will be impacted, or in which international locations they reside. Therefore, we are not able to estimate the termination liability impact at this time. We do expect, however, that the international termination costs for this action will exceed the related estimate for our U.S. operations.

Asset Impairments. For the three months ended April 2, 2006 and April 3, 2005, we recorded $1.6 million and $0.1 million, respectively, of asset impairment charges related to prior facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the consolidated statements of operations and were accounted for in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

     A rollforward of the accruals for facility consolidation, asset impairments and other charges by quarter for the three months ended April 2, 2006 is as follows (in thousands):

                                                                        FACILITY
                                              EMPLOYEE       ASSET      CLOSURE
                                            TERMINATION   IMPAIRMENT   AND OTHER
                                              BENEFITS      CHARGES      COSTS      TOTAL
                                            -----------   ----------   ---------   -------
Balance December 31, 2005                     $3,952       $    --       $ 521     $ 4,473
Adjustments/Charges                              523         1,630         419       2,572
Cash utilizations                               (808)           --        (335)     (1,143)
Noncash foreign exchange impact and other         33        (1,630)         34      (1,563)
                                              ------       -------       -----     -------
Balance April 2, 2006                         $3,700       $    --       $ 639     $ 4,339
                                              ======       =======       =====     =======

Interest Expense. Interest expense for the three months ended April 2, 2006 increased from that experienced in 2005's comparable period mainly due to higher LIBOR related borrowing interest rates.

Income Taxes. The estimated effective income tax benefit rates for the three months ended April 2, 2006 and the three months ended April 3, 2005 differ from the U.S. federal statutory rate primarily as a result of lower foreign tax rates, the effects of state taxes, the provision of a valuation allowances on certain losses in foreign jurisdictions and the adjustment to tax contingency reserves based upon specific events occurring during such periods. The estimated effective income tax benefit rate for 2006 is lower than 2005's as a result of a higher ratio of estimated foreign taxable income.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended April 2, 2006, we used cash from operations of $10.0 million, a significant reduction from the cash usage of $34.3 million in last year's comparable period. Cash generated from operations before changes in other operating items (including working capital changes) declined to $15.0 million for the three months ended April 2, 2006, compared to $17.4 million for the same period in 2005 primarily as a result of greater loss. Lower cash usage for other operating items decreased to $24.8 million in 2006 from 2005's first three months usage of $51.7 million mainly because of lower working capital requirements as a result of lower revenue in 2006 first three months.

     Net cash used in investing activities increased to $23.0 million for the three months ended April 2, 2006, from the $14.3 million for the same period in 2005, due to higher capital equipment needs to meet new product launches.

     Cash was generated from financing activities in the first three months of 2006 of $55.7 million compared to cash used in the first three months of 2005 to pay down borrowings. The cash generation in 2006 resulted from a $75.0 million upsizing to our senior secured second lien term loan on March 30, 2006. We received proceeds net of issuance costs of $73.0 million of which $46.3 million was used to reduce outstanding revolving credit borrowings.

     We are limited as to our ability to declare or make certain dividend payments or other distributions of assets under our Credit Facilities, Senior Unsecured Notes and Senior Subordinated Notes. Certain distributions relating to items such as tax sharing arrangements, as required under our Preferred Securities, are permitted.

     Our principal source of liquidity is cash flow generated from operations, current cash balances and borrowings under our Credit Agreement. We believe that such funds will be sufficient to meet our liquidity needs for at least the next twelve months. Our principal use of liquidity will be to meet debt service requirements, finance capital expenditures and approximately $100.0 million over the next two years of anticipated cash restructuring charges, and related capital expenditures, and to provide working capital availability. Capital expenditures in 2006 are expected to range from $105.0 to $115.0 million as a result of our announced February 2006 restructuring actions.

     At April 2, 2006, we had $284 million in available liquidity ($156 available under our Credit Agreement and $128 million in cash and cash equivalents).

     We do not expect the February 2006 lowering of our corporate credit rating by Standard & Poor's to "B-" from "B" to significantly affect our ability to access additional liquidity if we choose to do so.

     Our ability to service indebtedness will depend on both the automotive industry's and our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believe, based upon current levels of operations, we will be able to fund our debt service obligations for at least the next 24 months. Significant assumptions underlie this belief, including, among other things, that we will continue to be successful in implementing our business strategy, especially our restructuring activities, and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of the our existing debt instruments. In the event that we are unable to refinance our various debt instruments or raise funds through asset sales, sales of equity or otherwise, our ability to pay principal and interest on our debt would be impaired. Future operating results will significantly influence our ability to reduce borrowings and attract additional financing, through either stock or debt offerings.

OFF BALANCE SHEET ARRANGEMENTS

     We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with insurers. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At April 2, 2006, we had outstanding letters of credit of $18.5 million. We do not believe that they will be required to be drawn.

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

     At April 2, 2006, we had outstanding interest rate swap contracts that effectively converted $400.0 million of our Senior Unsecured Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, we receive payments at fixed rates, while we make payments at a variable rate of 8.31% at April 2, 2006. The net interest paid or received is included in interest expense. We have designated these swap contracts as fair value hedges at their inception. At April 2, 2006, the fair value of the interest rate swap contracts had a negative fair value of $17.4 million, representing the estimated shortfall that would accrue to us to terminate the agreements, and is long-term debt with a corresponding decrease to related debt in the accompanying condensed April 2, 2006 balance sheet.

     From time to time, we also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We may designate such contracts at their inception as a cash flow hedge. At April 2, 2006, we had no outstanding forward exchange contracts.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of our revenues, 45% for the three months ended April 2, 2006, are derived from manufacturing operations in Europe, Canada and Latin America. The results of operations and the financial position of our operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     At April 2, 2006, $1.1 billion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, our consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

     Our strategy for management of currency risk relies primarily upon conducting operations in such countries' respective currency and we may, from time to time, engage in hedging programs intended to reduce the exposure to currency fluctuations (see discussion above on "Market Risk").

     At April 2, 2006, we are not a party to any significant purchase obligations for goods or services not incurred in the normal course of business. We have committed to an approximate $9.1 million ten year lease of a facility under construction in Mexico that is expected to run through 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Market Risk" and "Foreign Currency Transactions" sections of Item 7.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of April 2, 2006, an evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the design and operation of the disclosure controls and procedures were not effective, as a result of the previously identified and unremediated material weakness in internal controls surrounding the accounting for income taxes, to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

     This section of Item 4, "Controls and Procedures," should be read in conjunction with Item 9A, "Controls and Procedures," included in the Company's Form 10-K for the year ended December 31, 2005, for additional information on Management's Report on Internal Controls Over Financial Reporting.

     INTERNAL CONTROL SURROUNDING THE ACCOUNTING FOR INCOME TAXES:

     Management determined that at December 31, 2005 the processes and procedures surrounding the accounting for the current tax effects of foreign nonrecurring transactions, as well as foreign deferred income tax accounts, did not include adequate controls. This was a result of late, inadequate or incomplete documentation, and was also impacted by not having a global tax director during most of the fourth quarter of 2005. These matters represent a design and operating deficiency and, based upon misstatements requiring correction to the financial statements that impacted the Income Tax Provision, Income Tax Payable and Deferred Income Tax accounts, constitutes a material weakness. As a result of the aforementioned material weakness, certain of our income tax accounting calculations and reserves contained errors which were, individually and in the aggregate, material. These errors were corrected in connection with the preparation of our December 31, 2005 financial statements.

     We have identified the following actions that are necessary to remediate the material weakness described above: (i) critical assessment and re-design/development of our processes and procedures for the detailed documentation and reconciliations surrounding the tax effects of nonrecurring transactions and deferred income tax accounting in our foreign tax jurisdictions to help ensure that we are able to identify and address tax accounting issues in a more timely and comprehensive manner; (ii) hiring additional tax department personnel who have the appropriate skill and knowledge background with respect to SFAS No. 109, Accounting for Income Taxes, SFAS No. 5, Accounting for Contingencies, and other applicable rules and regulations with respect to tax matters; (iii) implementing additional recurring review procedures to ensure compliance with SFAS No. 109 and SFAS No. 5 and other applicable rules and regulations with respect to tax matters; and (iv) hiring a new global tax director to replace our former global tax director who left in October 2005. During the first quarter of 2006, we hired a new global tax director. We anticipate completing items (i), (ii) and (iii) during 2006. Given the nature of the income tax process, the complete effectiveness of any remediation will not be concluded on by management or our independent auditors until as of December 31, 2006.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED APRIL 2, 2006

     There were no significant changes in our internal control over financial reporting that occurred during the Company's quarter ended April 2, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS.

     Other than as reported in our 2005 Annual Report on Form 10-K under the caption "Legal Proceedings," and Item 1 under the term "Product Warranty Matters" and "Environmental Matters", we are not currently a party to any material pending legal proceedings, other than routine matters incidental to our business.

ITEM 1A. RISK FACTORS.

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

IN THE LAST THREE FISCAL YEARS, WE HAVE EXPERIENCED DECLINING GROSS MARGIN, AND WE MAY NOT SUCCEED IN RETURNING TO HISTORICAL GROSS MARGIN LEVELS.

     Our gross margin has declined from 9.8% to 9.2% for three months ended April 3, 2005 compared to the three months ended April 2, 2006, respectively. These declines were a result of a number of factors including declines in North American OEMs automotive production levels from previous levels resulting in lower fixed cost absorption, and increased raw material costs that could not be passed along fully to our customers. We cannot assure you that our gross margin will improve or return to prior historical levels, and that any further reduction in customer demand for the products that we supply would not have an further adverse effect on our gross margin. A lack of improvement in our future gross margin levels would harm our financial condition and adversely impact our business.

IF WE ARE UNABLE TO OBTAIN OUR RAW MATERIALS AT FAVORABLE PRICES, IT COULD ADVERSELY IMPACT OUR FINANCIAL CONDITION.

     Numerous raw materials are used in the manufacture of our products. Our principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production and (3) glass in window systems. The types of steel we purchase include hot and cold rolled, galvanized, organically coated and aluminized steel. Overall, steel accounts for the most significant component of our raw material costs. Steel prices have increased over the last few years, which had a negative impact on our gross profit in 2004 and 2005. To the extent we are not able to pass on fully increased steel and other raw material costs to our customers in a timely fashion or otherwise able to offset these increased operating costs, our business, results of operations and financial condition will continue to be adversely affected. Moreover, we may be materially and adversely affected by the failure of our suppliers to perform as expected.

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

CYCLICALITY AND SEASONALITY IN THE AUTOMOTIVE, RECREATION AND SPECIALTY VEHICLE MARKETS COULD ADVERSELY AFFECT OUR REVENUES AND NET INCOME.

     The automotive, recreation and specialty vehicle markets are highly cyclical and both markets are dependent on general economic conditions and other factors, including consumer spending preferences and the attractiveness of incentives offered by OEMs, if any. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Economic factors adversely affecting automotive production and consumer spending could adversely impact our revenues and net income. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in demand for our products. The weakness in the North American OEMs automotive market has adversely affected our operating results in the first quarter of 2006, and the weakness is expected to continue for some time. In addition, because we have significant fixed production costs, relatively modest declines in our customers' production levels can have a significant adverse impact on our profitability. Our business is also somewhat seasonal. We typically experience decreased revenues and operating income during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers.

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

CURRENCY EXCHANGE RATE FLUCTUATIONS COULD HAVE AN ADVERSE EFFECT ON OUR REVENUES AND FINANCIAL RESULTS.

     We generate a significant portion of our revenues and incur a significant portion of our expenses in currencies other than U.S. dollars. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars. The weakening of the foreign currencies in relation to the U.S. dollar had a negative impact on our revenues of $13.0 million when comparing the three months ended April 2, 2006 against the same three months ended April 3, 2005.

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

     As of April 2, 2006, a substantial number of our employees were unionized. We have collective bargaining agreements with several unions including the United Auto Workers, the Canadian Auto Workers, the International Brotherhood of Teamsters and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the United States and Canada have separate local contracts with the union which represents the workers employed there, with each such contract having an expiration date independent of other labor contracts. The majority of our non U.S. and Canadian employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts which are not specific to any one employer. As a result, we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees, any of which could have an adverse effect on our operations or may limit our flexibility in dealing with our workforce.

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

     As part of our business strategy, we intend to accelerate our investment in new product and process technologies in an effort to strengthen and differentiate our product portfolio. As a result, we believe that the protection of our intellectual property will become increasingly important to our business. We rely on a combination of patents, trade secrets, trademarks and copyrights to provide protection in this regard, but this protection might be inadequate. For example, our pending or future patent applications might not be approved or, if allowed, they might not be of sufficient strength or scope. Conversely, third parties might assert that our technologies infringe upon their proprietary rights. In either case, litigation which could result in substantial costs and diversion of our efforts, might be necessary, and whether or not we are ultimately successful, the litigation could adversely affect our business.

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR OUTSTANDING INDEBTEDNESS.

     We have a significant amount of indebtedness. As of April 2, 2006, we had $1,211.5 million of outstanding debt (excluding the fair market value of interest rate swap agreements), and $349.9 million of stockholders' investment.

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

     Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations over the next 24 months. Significant assumptions underlie this belief, including among other things, that we will continue to be successful in implementing our business strategy and restructuring initiatives; and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancings or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our indentures and our existing Credit Agreement and $150.0 million senior secured second lien term loan ("Second Lien Term Loan", collectively with Credit Agreement, "Credit Facilities"). In the event that we were unable to refinance our existing indebtedness or raise funds through asset sales, sales of equity or otherwise, our ability to pay principal of, and interest on, the indebtedness would be impaired.

TO SERVICE OUR INDEBTEDNESS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     Our ability to make payments on our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our future liquidity needs for the foreseeable future.

     We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our Credit Agreement or otherwise in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Our ability to borrow under our Credit Agreement may be constrained by conditions including limits on borrowings exceeding specified percentages of the applicable borrowing base.

     We have two significant public debt amortizations due in 2009 and 2012; 9% senior subordinated notes due May 2009 ("Senior Subordinated Notes") in the amount of $527.3 million; and 8 5/8% senior unsecured notes due April 2012 ("Senior Unsecured Notes") in the amount of $400.0 million.

     A substantial portion of our indebtedness bears interest at floating rates, and therefore if interest rates increase, our debt service requirements will increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including our Credit Facilities and our outstanding debt securities, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all. In addition, the indentures relating to our debt securities and our Credit Facilities may restrict our ability to take any of these actions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     This item is not applicable for the three months ended April 2, 2006 and April 3, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     This item is not applicable for the three months ended April 2, 2006 and April 3, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     This item is not applicable for the three months ended April 2, 2006 and April 3, 2005.

ITEM 5. OTHER INFORMATION.

     This item is not applicable for the three months ended April 2, 2006 and April 3, 2005.

ITEM 6. EXHIBITS.

     (a)  Exhibits

          10.1 First Amendment and Consent to Fifth Amended and Restated Credit Agreement, dated as of March 29, 2006.

          10.2 First Amendment to The Credit Agreement, dated as of March 29, 2006.

          31.1 Certification by Lawrence A. Denton, President, Chief Executive Officer and Director.

          31.2 Certification by Keith R. Marchiando, Vice President and Chief Financial Officer.

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

                                        DURA AUTOMOTIVE SYSTEMS, INC.


Date: May 11, 2006                      By /s/ Keith R. Marchiando
                                           -------------------------------------
                                           Keith R. Marchiando
                                           Vice President, Chief Financial
                                           Officer (principal accounting and
                                           financial officer)

                                  EXHIBIT INDEX

EX. NO.   DESCRIPTION
-------   -----------
  10.1    First Amendment and Consent to Fifth Amended and Restated Credit
          Agreement, dated as of March 29, 2006.

  10.2    First Amendment to The Credit Agreement, dated as of March 29, 2006.

  31.1    Certification by Lawrence A. Denton, President, Chief Executive
          Officer and Director.

  31.2    Certification by Keith R. Marchiando, Vice President and Chief
          Financial Officer.

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.