Form 10-Q
period 2006-07-02
DURA AUTOMOTIVE SYSTEMS INC
filed 2006-08-11
CIK 1016177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   ----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 2, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

                                Yes [ ]   No [X]

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at August 2, 2006 was 18,904,222 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        Condensed Consolidated Statements of Operations for the Three and
        Six Months Ended July 2, 2006 and July 3, 2005 (Unaudited)

        Condensed Consolidated Balance Sheets at July 2, 2006 (Unaudited) and December 31, 2005

        Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended July 2, 2006 and July 3, 2005 (Unaudited)

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

SIGNATURES

CERTIFICATIONS

ITEM 1. FINANCIAL STATEMENTS.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                      ---------------------------   ---------------------------
                                                                      JULY 2, 2006   JULY 3, 2005   JULY 2, 2006   JULY 3, 2005
                                                                      ------------   ------------   ------------   ------------
Revenues                                                               $ 573,326       $623,834      $1,157,704     $1,243,813
Cost of sales                                                            535,056        545,478       1,065,472      1,104,876
                                                                       ---------       --------      ----------     ----------
      Gross profit                                                        38,270         78,356          92,232        138,937

Selling, general and administrative expenses                              37,850         41,025          74,779         83,198
Facility consolidation, asset impairment and other charges                 2,878          2,624           5,450          4,290
Amortization expense                                                         105            104             210            216
                                                                       ---------       --------      ----------     ----------
Operating income (loss)                                                   (2,563)        34,603          11,793         51,233

Interest expense                                                          29,603         25,492          56,534         51,155
Interest income                                                             (772)          (585)         (1,529)        (1,278)
Loss on early extinguishment of debt                                          --          3,349              --          3,349
                                                                       ---------       --------      ----------     ----------
      Income (loss) from continuing operations before
         provision (benefit) for income taxes and minority interest      (31,394)         6,347         (43,212)        (1,993)

Provision (benefit) for income taxes                                      99,614          3,391          95,781           (226)
                                                                       ---------       --------      ----------     ----------
      Income (loss) from continuing operations                          (131,008)         2,956        (138,993)        (1,767)

Minority interest in non-wholly owned subsidiaries                          (155)            --            (210)            --
                                                                       ---------       --------      ----------     ----------
      Income (loss) from continuing operations                          (131,163)         2,956        (139,203)        (1,767)

Gain (loss) from discontinued operations, net                               (105)             3            (105)          (106)
                                                                       ---------       --------      ----------     ----------
      Income (loss) before cumulative effect of change in
         accounting principle                                           (131,268)         2,959        (139,308)        (1,873)

Cumulative effect of change in accounting principle,
   net of tax of $712 for the six months ended July 2, 2006                   --             --           1,020             --
                                                                       ---------       --------      ----------     ----------
      Net income (loss)                                                $(131,268)      $  2,959      $ (138,288)    $   (1,873)
                                                                       =========       ========      ==========     ==========

Basic earnings (loss) per share:
   Income (loss) from continuing operations                            $   (6.95)      $   0.16      $    (7.39)    $    (0.09)
   Discontinued operations                                                 (0.01)            --           (0.01)         (0.01)
   Cumulative effect of change in accounting principle                        --             --            0.05             --
                                                                       ---------       --------      ----------     ----------
      Net income (loss)                                                $   (6.96)      $   0.16      $    (7.35)    $    (0.10)
                                                                       =========       ========      ==========     ==========
Basic shares outstanding                                                  18,861         18,704          18,834         18,683
                                                                       =========       ========      ==========     ==========

Diluted earnings (loss) per share:
   Income (loss) from continuing operations                            $   (6.95)      $   0.16      $    (7.39)    $    (0.09)
   Discontinued operations                                                 (0.01)            --           (0.01)         (0.01)
   Cumulative effect of change in accounting principle                        --             --            0.05             --
                                                                       ---------       --------      ----------     ----------
      Net income (loss)                                                $   (6.96)      $   0.16      $    (7.35)    $    (0.10)
                                                                       =========       ========      ==========     ==========
Diluted shares outstanding                                                18,861         18,818          18,834         18,683
                                                                       =========       ========      ==========     ==========

   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                              JULY 2,    DECEMBER 31,
                                                                               2006          2005
                                                                            ----------   ------------
                                  ASSETS

Current assets:
   Cash and cash equivalents                                                $  123,042    $  101,889
   Accounts receivable, net of reserve for doubtul accounts and sales
      allowance of $4,920 at July 2, 2006 and $5,061 at December 31, 2005      332,563       291,119
   Inventories                                                                 142,625       132,148
   Other current assets                                                        113,917       107,650
                                                                            ----------    ----------
      Total current assets                                                     712,147       632,806
                                                                            ----------    ----------

Property, plant and equipment, net                                             473,233       458,258
Goodwill, net                                                                  887,870       854,296
Other assets, net of accumulated amortization of $21,412 at
   July 2, 2006 and $19,377 at December 31, 2005                                72,233       129,849
                                                                            ----------    ----------
                                                                            $2,145,483    $2,075,209
                                                                            ==========    ==========

                 LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities:
   Accounts payable                                                         $  250,960    $  265,560
   Accrued liabilities                                                         197,908       180,622
   Current maturities of long-term debt                                          3,042         3,473
                                                                            ----------    ----------
      Total current liabilities                                                451,910       449,655
                                                                            ----------    ----------

Long-term debt, net of current maturities                                      278,809       171,577
Senior unsecured notes                                                         400,000       400,000
Senior subordinated notes                                                      532,519       523,906
Convertible trust preferred securities subject to mandatory redemption          55,250        55,250
Senior notes - derivative instrument adjustment                                (22,968)      (10,781)
Minority interests                                                               5,122         4,864
Other noncurrent liabilities                                                   190,454       141,031

Stockholders' investment:
   Common stock                                                                    189           188
   Additional paid-in capital                                                  352,271       351,994
   Treasury stock at cost                                                       (1,781)       (1,948)
   Accumulated deficit                                                        (229,816)      (91,528)
   Accumulated other comprehensive income                                      133,524        81,001
                                                                            ----------    ----------
      Total stockholders' investment                                           254,387       339,707
                                                                            ----------    ----------
                                                                            $2,145,483    $2,075,209
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

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                              ---------------------------
                                                              JULY 2, 2006   JULY 3, 2005
                                                              ------------   ------------
OPERATING ACTIVITIES:
   Loss from continuing operations                             $(139,203)     $  (1,767)
   Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities -
         Depreciation, amortization and asset impairment          43,110         41,708
         Amortization of deferred financing fees                   2,007          5,266
         Deferred income taxes                                    91,584          1,866
         Changes in other operating items:
            Accounts receivable                                  (30,857)       (85,878)
            Inventories                                           (6,199)        10,473
            Other current assets                                 (12,550)        (5,736)
            Accounts payable and accrued liabilities               3,810         (4,800)
            Other assets, liabilities and non-cash items          (1,785)       (21,213)
                                                               ---------      ---------
         Net cash used in operating activities                   (50,083)       (60,081)
                                                               ---------      ---------

INVESTING ACTIVITIES:
   Capital expenditures, net                                     (43,938)       (27,604)
   Other investing items                                           2,151             --
                                                               ---------      ---------
         Net cash used in investing activities                   (41,787)       (27,604)
                                                               ---------      ---------

FINANCING ACTIVITIES:
   Long-term borrowings                                           76,246        149,994
   Repayments of long-term borrowings                             (2,299)      (146,946)
   Deferred gain on termination of interest rate swap                 --         11,374
   Net borrowings under revolving credit facilities               32,500             --
   Proceeds from issuance of common stock and
      exercise of stock options, net                                 189            444
   Debt issuance costs                                            (1,964)        (7,001)
   Other, net                                                         --            594
                                                               ---------      ---------
         Net cash provided by financing activities               104,672          8,459
                                                               ---------      ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH
   AND CASH EQUIVALENTS                                            8,456        (10,535)
                                                               ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM
   CONTINUING OPERATIONS                                          21,258        (89,761)

NET OPERATING CASH FLOW USED IN DISCONTINUED
   OPERATIONS                                                       (105)          (106)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                           101,889        191,568
                                                               ---------      ---------
   End of period                                               $ 123,042      $ 101,701
                                                               =========      =========

SUPPLEMENTAL DISCLOSURE:
   Cash paid for interest                                      $  54,008      $  45,385
   Cash paid for income taxes                                  $   6,347      $  11,602

   Unpaid capital expenditures                                 $   8,465      $   3,477

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

     We sell our products to every major North American, Asian and European automotive original equipment manufacturer ("OEM") and nearly every RVSV OEM. We have manufacturing and product development facilities located in the United States ("U.S."), Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom ("UK"). We also have a presence in India, Japan and Korea through sales offices, alliances or technical licenses.

     We have prepared our condensed consolidated financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The information furnished in the condensed consolidated financial statements includes normal recurring adjustments and reflects all adjustments which are, in our opinion, necessary for a fair presentation of the results of operations and statements of financial position for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting principles ("GAAP") in the United States have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as filed with the SEC for the period ended December 31, 2005.

     Revenues and operating results for the six months ended July 2, 2006 are not necessarily indicative of the results to be expected for the full year.

2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

     The accompanying consolidated financial statements include our accounts and those of our wholly and majority owned subsidiaries. Net income (loss) is adjusted by the portion of the net income of subsidiaries applicable to minority interests. All majority owned subsidiaries are consolidated with all intercompany accounts and activities being eliminated. The operating results of DURA GANXIANG Automotive Systems (Shanghai) Co., Ltd., of which we own 55% of its outstanding common stock and DURA Vehicle Component Co. Ltd., of which we own 90% of its outstanding common stock, are consolidated in the accompanying financial statements with the non owned portion shown as minority interest. Our 50% investment in DURATRONICS GmbH is carried on the equity method as we do not exert controlling interest over its operations.

Cash Equivalents:

     Cash equivalents consist of money market instruments with original maturities of three months or less and are stated at cost, which approximates fair value.

Inventories:

     Inventories are valued substantially at the lower of first-in, first-out cost or market.

     Inventories consisted of the following (in thousands):

                                    JULY 2,   DECEMBER 31,
                                     2006         2005
                                   --------   ------------
Raw materials                      $ 72,396     $ 61,687
Work-in-process                      30,957       26,193
Finished goods                       39,272       44,268
                                   --------     --------
                                   $142,625     $132,148
                                   ========     ========

Other Current Assets:

     Other current assets consisted of the following (in thousands):

                                    JULY 2,   DECEMBER 31,
                                     2006         2005
                                   --------   ------------
Excess of cost over billings on
   uncompleted tooling projects    $ 68,170     $ 50,761
Deferred tax assets                   3,036       17,978
Income and other tax receivables     20,147       17,937
Prepaid expenses and other           22,564       20,974
                                   --------     --------
                                   $113,917     $107,650
                                   ========     ========

     Excess of cost over billings on uncompleted tooling projects represents unbilled recoverable costs incurred by us in the production or procurement of customer owned tooling used by us in the manufacturing of our products. We receive a specific purchase order for this tooling and are reimbursed by the customer within one operating cycle. Costs are deferred until they are reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently.

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

Goodwill and Other Noncurrent Assets:

     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.

     In accordance with SFAS No. 142, we perform impairment tests using both a discounted cash methodology and a market multiple approach for each of our four reporting units (Control Systems, Body & Glass, Atwood Mobile Products and Other Operating Companies). This impairment test is conducted during the second quarter or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. In connection with our ongoing review of goodwill, our analysis indicated the reported value of our goodwill in our Control Systems reporting unit, recorded in connection with various acquisitions that have been completed over the last ten years amounting to $626.4 million at July 2, 2006, may be materially impaired. No other impairments were indicated for the other three reporting units. Under SFAS No. 142, the next step which we must undertake is an impairment assessment of the Control Systems' goodwill. At this time, we are unable to make a good-faith estimate of the potential amount or range of amounts of the impairment charge. Such impairment charge will not result in future cash expenditures. While we may take a material accounting charge, we do not anticipate making any significant changes to the operations of this reporting unit other than those communicated as part of our operational restructuring plans.

     A summary of the carrying amount of goodwill is as follows (in thousands):

                                                        JULY 2,   DECEMBER 31,
                                                         2006         2005
                                                       --------   ------------
Beginning balance                                      $854,296     $903,584
Currency translation adjustment                          33,574      (49,087)
Adjustments to goodwill
                                                             --         (201)
                                                       --------     --------
                                                       $887,870     $854,296
                                                       ========     ========

Other noncurrent assets consisted of the following (in thousands):

                                                       JULY 2,   DECEMBER 31,
                                                         2006        2005
                                                       -------   ------------
Deferred income taxes                                  $13,979     $ 66,542
Debt financing costs, net of amortization of $21,117
   at July 2, 2006 and $19,110 at December 31, 2005     19,072
                                                                     19,115
Notes receivable                                         2,277        7,677
Other assets                                            19,537       18,868
Other intangible assets                                 17,368       17,647
                                                       -------     --------
                                                       $72,233     $129,849
                                                       =======     ========

The amortization of other intangible assets was not significant for the six months ended July 2, 2006 or the year ended December 31, 2005.

Accrued Liabilities:

     Accrued liabilities consisted of the following (in thousands):

                                                        JULY 2,   DECEMBER 31,
                                                         2006         2005
                                                       --------   ------------
Compensation and benefits                              $ 97,593     $ 86,056
Income and other taxes                                   33,417       43,126
Interest                                                 17,176       16,882
Facility closure, acquisition integrations
   and discontinued operations                            6,837        5,638
Warranty and environmental                                1,978        2,371
Other                                                    40,907       26,549
                                                       --------     --------
                                                       $197,908     $180,622
                                                       ========     ========

Other Noncurrent Liabilities:

     Other noncurrent liabilities consisted of the following (in thousands):

                                              JULY 2,   DECEMBER 31,
                                               2006         2005
                                             --------   ------------
Pension and post-retirement benefits         $ 59,888     $ 58,798
Facility closure, acquisition integrations
   and discontinued operations                 18,057       17,014
Deferred tax liabilities                       44,239        8,439
Warranty and environmental                     12,278       12,283
Other                                          55,992       44,497
                                             --------     --------
                                             $190,454     $141,031
                                             ========     ========

Revenue Recognition and Sales Commitments:

     We recognize revenue when title passes to our customers, which occurs primarily when products are shipped from our facilities to our customers. At the beginning of a given vehicle's life, we enter into agreements with our customers to produce products. Once such agreements are entered into by us, fulfillment of the customers' purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contacts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amounts of such losses recorded in the second quarter of 2006 were approximately $0.9 million.

Restructuring Charges:

     We recognize restructuring charges in accordance with SFAS No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", SFAS No. 112 "Employer's Accounting for Post-employment Benefits", SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" and EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." Such charges relate to exit activities and primarily include employee termination charges, lease expenses net of any actual or estimated sublease income, employee relocation, asset impairment charges, moving costs for related equipment and inventory, and other exit related costs associated with a plan approved by senior level management. The recognition of restructuring charges requires us to make certain assumptions and estimates as to the amount and when to recognize exit activity related charges. Quarterly, we re-evaluate the amounts recorded and adjust for changes in estimates as facts and circumstances change.

Income Taxes:

     We account for income taxes in accordance with the provisions of SFAS No. 109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse.

Comprehensive Income (loss):

     Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from non owner sources. Our comprehensive income (loss) represents net income
(loss) adjusted for foreign currency translation adjustments, minimum pension liability and the deferred gain (loss) on derivative instruments utilized to hedge our interest and foreign exchange exposures. Comprehensive income (loss) for the periods is as follows (in thousands):

                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                 --------------------   --------------------
                                  JULY 2,     JULY 3,    JULY 2,     JULY 3,
                                    2006       2005        2006       2005
                                 ---------   --------   ---------   --------
Net income (loss)                $(131,268)  $  2,959   $(138,288)  $ (1,873)
Other comprehensive income:
   Foreign currency
      translation adjustment        35,786    (36,477)     52,964    (57,287)
   Minimum pension liability          (354)       234        (439)       399
   Derivative instruments               --        334          --         --
                                 ---------   --------   ---------   --------
Comprehensive income (loss)      $ (95,836)  $(32,950)  $ (85,763)  $(58,761)
                                 =========   ========   =========   ========

Fair Value of Financial Instruments:

     From time to time, we use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We normally designate these contracts at their inception as cash flow hedges. At July 2, 2006, we had no outstanding forward exchange contracts.

     We have outstanding interest rate swaps in the notional amount of $400.0 million that effectively convert the interest on our fixed rate 8.625% senior unsecured notes due May 2012 ("Senior Notes") to a variable rate of 9.18% at July 2, 2006. These interest rate swap contracts are with various high credit quality major financial institutions and expire in April 2012. At their inception, we designated these contracts as fair value hedges. At July 2, 2006 based upon market quotes, our swap contracts outstanding had a negative fair value of approximately $23.0 million, which is reflected in the consolidated balance sheet as long-term debt with a corresponding adjustment to the carrying value of the associated debt. We do not enter into or hold derivatives for trading or speculative purposes.

Common Stock:

     The holder of each share of Class A common stock outstanding is entitled to one vote per share.

Stock Based Awards:

     All grants of stock based awards subsequent to January 1, 2006, are accounted for in accordance with SFAS No. 123(R) "Share-based Payment." On October 27, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all outstanding out-of-the-money unvested stock options; accordingly, all outstanding unvested stock options at that date (2.7 million) issued by us became fully vested.

Use of Estimates:

     The preparation of consolidated financial statements in conformity with GAAP in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The ultimate results could differ from these estimates.

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

WARRANTY AND ENVIRONMENTAL:

     We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. OEMs are increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to an OEM, an OEM may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. In addition, we are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Some of our operations generate hazardous substances. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any of our current or former properties or at a landfill or another location where we have disposed of wastes, we may be held liable for the contamination, which could be material. Our policy is to record reserves for customer warranty and environmental costs on a case by case basis at the time we believe such amounts are probable and reasonably estimable and to review these determinations on a quarterly basis, or more frequently as additional information is obtained. We have established reserves for issues that are probable and reasonably estimable in amounts management believes are adequate to cover reasonable adverse judgments. We determine our warranty and environmental reserves based on identified claims and the estimated ultimate projected claim cost. The final amounts determined for these matters could differ significantly from recorded estimates. We do not carry insurance for warranty or recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. The following presents a summary of our warranty and environmental position (in thousands):

WARRANTY:

                                  JULY 2,   DECEMBER 31,
                                    2006        2005
                                  -------   ------------
Beginning balance                 $8,020      $ 8,874
Reductions for payments made        (659)      (3,288)
Additional reserves recorded         382        2,847
Changes in preexisting reserves     (115)        (413)
                                  ------      -------
   Ending balance                 $7,628      $ 8,020
                                  ======      =======

ENVIRONMENTAL:

                                   JULY 2,   DECEMBER 31,
                                    2006         2005
                                  --------   -----------
Beginning balance                 $  6,634    $ 17,159
Reductions for payments made           (38)       (320)
Changes in preexisting reserves         32     (10,205)
                                  --------    --------
   Ending balance                 $  6,628    $  6,634
                                  ========    ========

3. STOCKHOLDERS' INVESTMENT:

Earnings (loss) per Share:

     Basic earnings (loss) per share were computed by dividing net income (loss) by the weighted average number of Class A common shares outstanding during the quarter. Diluted earnings (loss) per share for the six months ended July 2, 2006 and July 3, 2005 excludes the effects of outstanding stock options using the treasury stock method and the dilutive effects of the convertible trust preferred securities using the if-converted method, as they were antidilutive.

     The computations of earnings (loss) per share for the presented periods are as follows: (in thousands, except share amounts):

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         -------------------   -------------------
                                                          JULY 2,    JULY 3,    JULY 2,    JULY 3,
                                                            2006       2005       2006       2005
                                                         ---------   -------   ---------   -------
Net income (loss) applicable to common stockholders      $(131,268)  $ 2,959   $(138,288)  $(1,873)
                                                         =========   =======   =========   =======
Basic earnings (loss) per share:
   Income (loss) from continuing operations              $   (6.95)  $  0.16   $   (7.39)  $ (0.09)
   Discontinued operations                                   (0.01)       --       (0.01)    (0.01)
   Cumulative effect of change in accounting principle          --        --        0.05        --
                                                         ---------   -------   ---------   -------
      Net income (loss)                                  $   (6.96)  $  0.16   $   (7.35)  $ (0.10)
                                                         =========   =======   =========   =======
Basic shares outstanding                                    18,861    18,704      18,834    18,683
                                                         =========   =======   =========   =======
Diluted earnings (loss) per share:
   Income (loss) from continuing operations              $   (6.95)  $  0.16   $   (7.39)  $ (0.09)
   Discontinued operations                                   (0.01)       --       (0.01)    (0.01)
   Cumulative effect of change in accounting principle          --        --        0.05        --
                                                         ---------   -------   ---------   -------
      Net income (loss)                                  $   (6.96)  $  0.16   $   (7.35)  $ (0.10)
                                                         =========   =======   =========   =======
Diluted shares outstanding                                  18,861    18,818      18,834    18,683
                                                         =========   =======   =========   =======

     Potential common shares of 5,554,518 and 5,762,018 related to our outstanding stock options were excluded from the computation of diluted earnings per share in 2006 and 2005, respectively. Potential common shares of 1,288,630 related to our Preferred Securities were excluded also from the computation of diluted earnings per share in 2006 and 2005. Inclusion of both of these potential common shares would have been antidilutive.

Stock-Based Compensation Plans:

     On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) "Share-Based Payment", requiring us to recognize expense related to the fair value of our stock based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, any stock based compensation expense includes: (a) compensation expense for all stock based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 "Accounting for Stock Based Compensation"; and (b) compensation expense for all stock based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). On October 27, 2005, the Compensation Committee of the Board of Directors approved the acceleration of all out-of-the-money unvested stock options outstanding on that date; accordingly, there was no SFAS 123(R) expense for the six months ended July 2, 2006.

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for the six months ended July 2, 2006 and July 3, 2005, respectively. There were 1,497,500 regular options granted during the quarter ended July 3, 2005. On May 31, 2006, the Compensation Committee of our Board of Directors granted 1,600,000 performance based share grants to the seven company officers comprising our Leadership Team. The fair value at the grant date was $2.31 per share, and will expire May 31, 2008 if the required performance goal is not obtained as determined by the Compensation Committee. The required performance goal established by the Compensation Committee is the completion of a material improvement in the Company's consolidated balance sheet. The Compensation Committee has concluded that as of July 2, 2006, it is less than likely that the stated goal will be obtained given current industry conditions. Accordingly, no related expense has been recorded in the statement of operations for the three and six months ended July 2, 2006. Thus, as prescribed by SFAS No. 128, these shares are not included in basic or dilutive earnings per share calculations because the contingency for issuance was not met and because they are anti-dilutive.

     The following tables illustrate our pro forma net income (loss) and pro forma earnings (loss) per share under the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six months ended July 3, 2005 (in thousands, except per share amounts):

                                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                 JULY 3,             JULY 3,
                                                                  2005                2005
                                                           ------------------   ----------------
Net income (loss), as reported                                   $2,959             $(1,873)
   Add: Stock based compensation expense included
      in reported net income (loss), net of tax                  $   --             $    --

   Deduct: Stock based compensation expense determined
      under fair value method for all awards, net of tax         $ (938)            $(1,684)
                                                                 ------             -------
Net income (loss)                                                $2,021             $(3,557)
                                                                 ======             =======

Basic earnings (loss) per share
   As Reported                                                   $ 0.16             $ (0.10)
   Pro Forma                                                     $ 0.11             $ (0.19)
Diluted earnings (loss) per share
   As Reported                                                   $ 0.16             $ (0.10)
   Pro Forma                                                     $ 0.11             $ (0.19)

     The following table summarizes the stock option transactions for the six months ended July 2, 2006:

                                                           WEIGHTED
                                              WEIGHTED     -AVERAGE
                                              -AVERAGE    REMAINING
                                   SHARES     EXERCISE   CONTRACTUAL   AGGREGATE
                                   UNDER     PRICE PER     TERM (IN    INTRINSIC
                                   OPTION      SHARE        YEARS)       VALUE
                                 ---------   ---------   -----------   ---------
Outstanding, December 31, 2005   5,751,268    $10.15         6.8           $--
   Granted                              --        --          --            --
   Exercised                            --        --          --            --
   Forfeited                      (196,750)     6.35          --            --
                                 ---------    ------         ---           ---
Outstanding, July 2, 2006        5,554,518     10.29         6.3            --
                                 =========    ======         ===           ===

4. DISCONTINUED OPERATIONS:

     At July 2, 2006, we had remaining accruals related to the divestiture of our Mechanical Assemblies Europe business from the fourth quarter of 2002 of $17.8 million, primarily relating to the future net lease costs on facilities retained by us, which are through 2021. Included in the $17.8 million is $3.0 million of acquisition integration reserves related to facility closures.

     The activity relating to accruals for discontinued operations for the six months ended July 2, 2006 and July 3, 2005 are as follows (in thousands):

                                    SIX MONTHS ENDED
                                   -----------------
                                   JULY 2,   JULY 3,
                                     2006      2005
                                   -------   -------
Beginning balance                  $17,004   $18,484
Reductions for payments made          (295)     (296)
Changes in pre-existing reserves        --        --
Accretion                              308       301
Foreign exchange impact                807    (1,015)
                                   -------   -------
   Ending balance                  $17,824   $17,474
                                   =======   =======

5. FACILITY CONSOLIDATION, ASSET IMPAIRMENT AND OTHER CHARGES:

Facility Consolidation:

     In the six months ended July 2, 2006, we recorded facility consolidation, asset impairment and other charges of $5.5 million, consisting of severance costs of $2.8 million, asset impairments of $1.6 million and facility closure and other exit activity costs of $1.1 million.

     In February 2006, we announced our "50-cubed" operational restructuring plan designed to enhance performance optimization, worldwide efficiency and financial results. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect to complete this action by year end 2007. Cash expenditures for the restructuring plan are expected to be approximately $100 million, which includes capital expenditures between $25 and $35 million. Restructuring cash expenses will relate primarily to employee severance, facility closure and product move costs. The restructuring plan will be financed with cash on hand and availability under our existing revolving credit facility. We believe that our current available liquidity will provide us with the funds necessary to execute this restructuring plan along with our ongoing operating cash requirements. Should our current liquidity not be adequate to fund the restructuring plan and/or our ongoing cash requirements for operations, we may be required to modify our plan.

     Major ongoing and completed restructuring actions are as follows.

          - In May 2006, we announced that we would close our Brantford, Ontario Canada, manufacturing facility by June 2007 as part of our previously announced February 2006 operational "50-cubed" restructuring plan. The 66,000 square foot plant makes a variety of automotive column shift assemblies. The facility closing will impact approximately 120 jobs and we will transfer Brantford production to other DURA facilities to improve overall capacity utilization. Severance related charges of $1.9 million have been recorded in 2006; all of which was recorded in the second quarter of 2006.

          - In June 2006, we announced the proposed closing of our manufacturing facility in Llanelli, United Kingdom as part of our "50-cubed" operational restructuring plan, in order to improve our overall capacity utilization. The 118,000 square-foot plant makes automotive cable control systems and currently employs approximately 270 people. We are currently in the consultation process with Llanelli's AMICUS trade union concerning the proposed closing, and therefore have not determined if the plant will in fact be closed. Other restructuring charges of $0.2 million have been recorded in the second quarter of 2006.

          - In association with our announced February 2006 operational "50-cubed" restructuring plan, we incurred year-to-date 2006 severance related charges of $0.2 million for one of our Spanish facilities, recorded during the second quarter of 2006.

          - In association with our announced February 2006 operational "50-cubed" restructuring plan, we have notified in July 2006 at our LaGrange, Indiana plant that we are closing the facility. The plant, which currently employs approximately 270 people, manufactures a variety of window systems for the recreation vehicle, mass transit and heavy truck markets. Production of the window systems will be transferred to other production facilities. We are currently in negotiations with the respective union concerning severance and have not yet determined the charge.

          - Also in association with our announced February 2006 operational "50-cubed" restructuring plan, we incurred year-to-date Lawrenceburg facility production movement costs of $0.5 million, of which $0.3 million was incurred in the second quarter of 2006.

          - In 2004 we announced a plan to exit our Brookfield, Missouri, facility and combine the business with other operations. This action is complete and resulted in year-to-date 2006 total charges of $0.1 million, which was recorded during the second quarter of 2006. In 2005, we incurred charges of $0.9 million.

          - During the fourth quarter of 2005, we began the streamlining of a North American plant that will be completed in 2007. Certain employee severance related charges totaling $1.4 million were incurred, of which $1.3 million was recorded in the fourth quarter of 2005. Additional severance related charges of $0.1 million were recorded in the second quarter of 2006.

          - During the third quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline an Einbeck, Germany, manufacturing operation. This action is substantially completed and resulted in no severance cost in 2006.

          - During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter of 2005, we received approval for this action from the appropriate Workers' Council and Union. Full identification of the actual employees has been substantially completed. Total severance costs of $4.4 million are expected upon final identifications of all applicable employees. Approximately $3.6 million has already been recorded, including $0.4 million for the six months ended July 2, 2006.

          - During the first quarter of 2005, we announced a plan to centralize our enterprise resource planning systems and centralize many of our functional operations to better align with current business levels. These actions are ongoing domestically as we continue to migrate our operations. We are unable to estimate future severance costs as applicable employees have not been identified. Approximately $1.3 million of severance related charges were incurred in 2005. No additional costs have been incurred for the six months ended July 2, 2006. We have not formalized the total impact to our international operations, since meaningful migration and centralization will not begin until late 2006. We do expect that upwards of 200 individuals could be impacted. We have not yet specifically identified which individuals or group of individuals will be impacted, or in which international locations they reside. Therefore, we are not able to estimate the termination liability impact at this time. We do expect, however, that the international termination costs for this action will exceed the related estimate for our U.S. operations.

     On July 27, 2006, we announced plans to reduce our indirect workforce by 510 individuals in addition to the previously announced "50-cubed" operational restructuring plan. The rationale for this workforce reduction is to more appropriately align our indirect workforce with current sales volumes. We anticipate having this goal accomplished by the end of 2006.

Asset Impairments. For the six months ended July 2, 2006 and July 3, 2005, we recorded $1.6 million and $1.1 million, respectively, of asset impairment charges related to prior facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the consolidated statements of operations and were accounted for in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

     A rollforward of the accruals for facility consolidation, asset impairments and other charges by quarter for the six months ended July 2, 2006 is as follows (in thousands):

                                                                        FACILITY
                                              EMPLOYEE       ASSET       CLOSURE
                                            TERMINATION   IMPAIRMENT       AND
                                              BENEFITS      CHARGES    OTHER COSTS    TOTAL
                                            -----------   ----------   -----------   -------
Balance December 31, 2005                      $3,952      $    --       $ 521      $ 4,473
Adjustments/Charges                               523        1,630         419        2,572
Cash utilizations                                (808)          --        (335)      (1,143)
Noncash foreign exchange impact and other          33       (1,630)         34       (1,563)
                                               ------      -------       -----      -------
Balance April 2, 2006                          $3,700      $    --       $ 639      $ 4,339
Adjustments/Charges                             2,286           --         592        2,878
Cash utilizations                                (336)          --        (704)      (1,040)
Noncash foreign exchange impact and other        (502)         (37)       (539)
                                               ------      -------       -----      -------
Balance July 2, 2006                           $5,148      $    --       $ 490      $ 5,638
                                               ======      =======       =====      =======

6. ACQUISITION INTEGRATIONS:

     We have developed and implemented the majority of the facility consolidation plans designed to integrate the operations of our past acquisitions. As of July 2, 2006, we have $1.4 million of purchase liabilities recorded in conjunction with the acquisitions, principally related to costs associated with the shutdown and consolidation of certain acquired facilities. No costs were incurred or charged to these reserves during the six months ended July 2, 2006.

7. LONG-TERM DEBT:

     Long-term debt consisted of the following (in thousands):

                                                      JULY 2,    DECEMBER 31,
                                                       2006         2005
                                                    ----------   ------------
Credit Agreement:
   Revolving credit facility                        $   50,000    $   17,500
   Second lien term loan                               225,000       150,000
Senior unsecured notes                                 400,000       400,000
Senior subordinated notes                              532,519       523,906
Convertible trust preferred securities subject to
   mandatory redemption                                 55,250        55,250
Senior notes - derivative instrument adjustment        (22,968)      (10,781)
Other                                                    6,851         7,550
                                                    ----------    ----------
                                                     1,246,652     1,143,425
                                                    ----------    ----------
Less - Current maturities                               (3,042)       (3,473)
                                                    $1,243,610    $1,139,952
                                                    ==========    ==========

     In May 2005, we entered into new senior secured credit facilities with an aggregate borrowing capacity of $325 million, consisting of a five-year $175 million asset based revolving credit facility (the "Credit Agreement") and a six-year $150 million senior secured second lien term loan (the "Second Lien Term Loan" and together with the Credit Agreement, the "Credit Facilities"). In March 2006, we completed a $75 million upsize to our Second Lien Term Loan. In connection with the transaction, we amended both our existing $150 million Second Lien Term Loan and Credit Agreement. Debt issuance costs of $2.0 million were incurred on this transaction, resulting in net cash proceeds of $73.0 million, of which $46.3 million was used to reduce our outstanding borrowings under the Credit Agreement.

     Interest under the Credit Facilities is based on LIBOR. The Second Lien Term Loan is due and payable in its entirety in May 2011. The Credit Agreement is an asset-backed revolving credit facility, which is supported by a borrowing base that is calculated monthly. Availability under the Credit Agreement is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. On July 2, 2006, our availability under the Credit Agreement was $96.3 million (net of $18.8 million of letters of credit commitments). Our borrowings under the Credit Agreement are secured by a first priority lien on certain U.S. and Canadian assets and a 65% pledge of the stock of our foreign subsidiaries. Our borrowings under the Second Lien Term Loan are secured by a second priority lien on all of the U.S. assets and a 65% pledge of the stock of certain of foreign subsidiaries. The Credit Agreement contains various restrictive covenants, which among other things: limit indebtedness, investments, capital expenditures and certain dividends. The Credit Agreement also requires us to maintain a minimum fixed charge coverage ratio if excess availability, as defined, is less than $35 million. Our excess availability as of July 2, 2006 exceeds the minimum and, as a result, we are not currently required to maintain this minimum fixed charge coverage ratio. We believe we were in compliance with all of the covenants contained in the Credit Agreement as of July 2, 2006.

     The Credit Agreement provides us with the ability to denominate a portion of our revolving credit borrowings in Canadian dollars up to an amount equal to $17.2 million.

     We have outstanding interest rate swaps in the notional amount of $400.0 million that effectively converts the interest on our Senior Notes to a variable rate of 9.18% at July 2, 2006. These interest rate swap contracts are with various high credit quality major financial institutions and expire in April 2012. At their inception, we designated these contracts as fair value hedges. At July 2, 2006, based upon market quotes, our swap contracts outstanding had a negative fair value of $23.0 million.

     We use standby letters of credit to guarantee our performance under various contracts and arrangements. These letter of credit contracts expire annually and are usually extended on a year-to-year basis. As of July 2, 2006, we had outstanding letters of credit of $18.8 million. We do not believe that they will be required to be drawn.

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

     From time to time, we may also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. There were no contracts outstanding at July 2, 2006.

8. NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

     The Emerging Issues Task Force ("EITF") released EITF Issue No. 05-05, "Accounting for Early Retirement or Post Employment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements)". Altersteilzeit (ATZ) in Germany is an early retirement program designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. Effective, January 1, 2006, we adopted EITF Issue 05-05, which resulted in a favorable impact of $1.0 million, net of income taxes of $0.7 million, to net income for the six months ended July 2, 2006. This amount is reflected in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle.

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

     In June 2006, the FASB issues FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", an interpretation of FAB Statement No. 109 (FIN
48). This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the requirements of FIN 48 and its impact to us.

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

     The components of net periodic benefit costs are as follows (in thousands):

                                                                     POSTRETIREMENT BENEFITS
                                           PENSION BENEFITS            OTHER THAN PENSIONS
                                          THREE MONTHS ENDED            THREE MONTHS ENDED
                                     ---------------------------   ---------------------------
                                     JULY 2, 2006   JULY 3, 2005   JULY 2, 2006   JULY 3, 2005
                                     ------------   ------------   ------------   ------------
Service cost                            $   576       $   545          $213         $   185
Interest cost                             2,065         2,079           277             349
Expected return on plan assets           (1,653)       (1,644)           --              --
Amendments/curtailments                      --            --            --          (3,441)
Amortization of prior service cost
Recognized actuarial loss                   274           294           (28)             --
                                            746           367            60              48
                                        -------       -------          ----         -------
Net periodic benefit cost               $ 2,008       $ 1,641          $522         $(2,859)
                                        =======       =======          ====         =======

                                                                    POSTRETIREMENT BENEFITS
                                           PENSION BENEFITS           OTHER THAN PENSIONS
                                           SIX MONTHS ENDED             SIX MONTHS ENDED
                                     ---------------------------   ---------------------------
                                     JULY 2, 2006   JULY 3, 2005   JULY 2, 2006   JULY 3, 2005
                                     ------------   ------------   ------------   ------------
Service cost                            $ 1,138       $ 1,132         $  418        $   370
Interest cost                             4,102         4,170            548            800
Expected return on plan assets           (3,286)       (3,295)            --             --
Amendments/curtailments                      --            --             --         (3,441)
Amortization of prior service cost          493           589            (55)            --
Recognized actuarial loss                 1,485           737            118            138
                                        -------       -------         ------        -------
Net periodic benefit cost               $ 3,932       $ 3,333         $1,029        $(2,133)
                                        =======       =======         ======        =======

     We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $8.5 million to our pension plans and $1.3 million to our post-retirement medical benefit plans in 2006. As of July 2, 2006, $5.1 million and $0.5 million in contributions have been made to the pension and postretirement benefit plans, respectively. We anticipate contributing an additional $3.4 million to our pension plans and $0.8 million to our post-retirement medical benefit plans in 2006 for total estimated contributions of $9.8 million.

10. INCOME TAXES:

     During our second quarter of 2006 evaluation of recorded deferred tax assets, we concluded that the current relevant negative evidence was more pervasive than in prior periods and indicated we would more likely than not, not realize our U.S. deferred tax assets. Accordingly, we provided a full valuation allowance against all applicable U.S. deferred tax assets amounting to $117.2 million.

     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $90.8 million in the three months ended July 2, 2006, against U.S. deferred tax assets recorded as of December 31, 2005. Additionally, an approximate $26.4 million valuation adjustment was provided for against potential U.S. deferred taxes associated with the U.S. tax losses incurred in the first six months of 2006. The valuation allowance is based on our review of all available positive and negative evidence, including our past and future performance in the jurisdictions in which we operate, the market environment in which we operate, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. Management concluded this quarter there is overwhelming negative evidence that the related deferred tax assets would not be realized. In prior quarters, the positive evidence outweighed the negative evidence. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net current and noncurrent deferred tax liability as of July 2, 2006, was $30.0 million. In addition during 2003 and 2004, we recorded total losses from discontinued operations of $129.4 million related to the disposition of the Mechanical Assemblies Europe business. We have not recorded tax benefits for these losses as we believe it is more likely than not that such benefits will not be realized.

     To the extent we recognize or can reasonably support the future realization of these U.S. deferred taxes assets, the valuation allowance will be adjusted accordingly.

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

     The Non-Guarantor Companies financial information principally represents our non U.S. operations.

                          DURA AUTOMOTIVE SYSTEMS, INC.
            CONDENSED CONSOLIDATING BALANCE SHEET AS OF JULY 2, 2006
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                          DURA                    NON-
                                                       OPERATING    GUARANTOR   GUARANTOR
                                                         CORP.      COMPANIES   COMPANIES    ELIMINATIONS   CONSOLIDATED
                                                       ----------   ---------   ----------   ------------   ------------
                      ASSETS
Current assets:
   Cash and cash equivalents                           $    2,287    $     72   $  120,683   $        --     $  123,042
   Accounts receivable, net of reserve for doubtful
      accounts and sales allowance of $4,920               44,489      90,247      197,827            --        332,563
   Inventories                                              9,616      59,266       73,743            --        142,625
   Other current assets                                    23,647      19,309       70,961            --        113,917
   Due from affiliates                                    202,196      23,701       40,459      (266,356)            --
                                                       ----------    --------   ----------   -----------     ----------
      Total current assets                                282,235     192,595      503,673      (266,356)       712,147
                                                       ----------    --------   ----------   -----------     ----------
Property, plant and equipment, net                         56,860     109,990      306,383                      473,233
Investment in subsidiaries                                862,435      28,843      192,322    (1,083,600)            --
Notes receivable from affiliates                          467,773     431,975       30,000      (929,748)            --
Goodwill, net                                             380,907     128,773      378,190            --        887,870
Other assets, net of accumulated amortization
   of $21,412                                              39,948      12,265       20,020            --         72,233
                                                       ----------    --------   ----------   -----------     ----------
      Total Assets                                     $2,090,158    $904,441   $1,430,588   $(2,279,704)    $2,145,483
                                                       ==========    ========   ==========   ===========     ==========
          LIABILITIES AND STOCKHOLDERS'
                   INVESTMENT
Current liabilities:
   Accounts payable                                    $   41,884    $ 57,111   $  151,965   $        --     $  250,960
   Accrued liabilities                                     58,274      12,884      126,750            --        197,908
   Current maturities of long-term debt                       554          --        2,488            --          3,042
   Due to affiliates                                       60,047     178,738       27,571      (266,356)            --
                                                       ----------    --------   ----------   -----------     ----------
      Total current liabilities                           160,759     248,733      308,774      (266,356)       451,910
                                                       ----------    --------   ----------   -----------     ----------
Long-term debt, net of current
   maturities                                             275,000          --        3,809            --        278,809
Senior unsecured notes                                    400,000          --           --            --        400,000
Senior subordinated notes                                 532,519          --           --            --        532,519
Convertible trust preferred securities subject to
   mandatory redemption                                    55,250          --           --            --         55,250
Senior notes - derivative instrument adjustment           (22,968)         --           --            --        (22,968)
Other noncurrent liabilities                              127,745       1,043       61,666            --        190,454
Minority interest
                                                               --          --        5,122            --          5,122
Notes payable to affiliates                               436,975     246,691      246,082      (929,748)            --
                                                       ----------    --------   ----------   -----------     ----------
      Total liabilities                                 1,965,280     496,467      625,453    (1,196,104)     1,891,096
                                                       ----------    --------   ----------   -----------     ----------
Stockholders' investment                                  140,744     407,974      655,745    (1,083,600)       120,863
Accumulated other comprehensive income                    (15,866)         --      149,390            --        133,524
                                                       ----------    --------   ----------   -----------     ----------
      Total Liabilities and
         Stockholders' Investment                      $2,090,158    $904,441   $1,430,588   $(2,279,704)    $2,145,483
                                                       ==========    ========   ==========   ===========     ==========

                          DURA AUTOMOTIVE SYSTEMS, INC.
      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS
                               ENDED JULY 2, 2006
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                    NON-
                                                 OPERATING   GUARANTOR   GUARANTOR
                                                   CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ---------   ---------   ------------   ------------
Revenues                                         $  65,572   $188,805    $322,430      $ (3,481)     $ 573,326
Cost of sales                                       71,112    174,496     292,929        (3,481)       535,056
                                                 ---------   --------    --------      --------      ---------
   Gross profit (loss)                              (5,540)    14,309      29,501            --         38,270
Selling, general and administrative
   expenses                                         15,021      6,900      15,929            --         37,850
Facility consolidation, asset impairment
   and other charges                                   (10)       303       2,585            --          2,878
Amortization expense                                    56         45           4            --            105
                                                 ---------   --------    --------      --------      ---------
   Operating income (loss)                         (20,607)     7,061      10,983            --         (2,563)
Interest expense                                    26,579        346       2,678            --         29,603
Interest income                                       (202)        (1)       (569)           --           (772)
                                                 ---------   --------    --------      --------      ---------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                            (46,984)     6,716       8,874            --        (31,394)
Provision (benefit) for income taxes               107,274     (4,310)     (3,350)           --         99,614
Equity in (earnings) losses of affiliates, net     (21,834)        --        (542)       22,531            155
Dividends from affiliates                           (1,155)        --          --         1,155             --
                                                 ---------   --------    --------      --------      ---------
   Income (loss) from continuing operations       (131,269)    11,026      12,766       (23,686)      (131,163)
Gain (loss) from discontinued operations, net           --         --        (105)           --           (105)
                                                 ---------   --------    --------      --------      ---------
   Net income (loss)                             $(131,269)  $ 11,026    $ 12,661      $(23,686)     $(131,268)
                                                 =========   ========    ========      ========      =========

                          DURA AUTOMOTIVE SYSTEMS, INC.
       CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS
                               ENDED JULY 2, 2006
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                    NON-
                                                 OPERATING   GUARANTOR   GUARANTOR
                                                   CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ---------   ---------   ------------   ------------
Revenues                                         $ 132,082   $396,762    $637,125      $ (8,265)     $1,157,704
Cost of sales                                      141,016    361,614     571,107        (8,265)      1,065,472
                                                 ---------   --------    --------      --------      ----------
   Gross profit (loss)                              (8,934)    35,148      66,018            --          92,232
Selling, general and administrative
   expenses                                         29,265     14,290      31,224            --          74,779
Facility consolidation, asset impairment
  and other charges                                     --      2,363       3,087            --           5,450
Amortization expense                                   111         91           8            --             210
                                                 ---------   --------    --------      --------      ----------
   Operating income (loss)                         (38,310)    18,404      31,699            --          11,793
Interest expense                                    50,280        736       5,518            --          56,534
Interest income                                       (343)        (2)     (1,184)           --          (1,529)
                                                 ---------   --------    --------      --------      ----------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                            (88,247)    17,670      27,365            --         (43,212)
Provision (benefit) for income taxes                92,301         --       3,480            --          95,781
Equity in (earnings) losses of affiliates, net     (39,810)        --      (1,334)       41,354             210
Dividends from affiliates                           (2,450)        --          --         2,450              --
                                                 ---------   --------    --------      --------      ----------
   Income (loss) from continuing operations       (138,288)    17,670      25,219       (43,804)       (139,203)
Cumulative effect of change in accounting
   principle, net of tax of $712                        --         --       1,020            --           1,020
Gain (loss) from discontinued operations, net           --         --        (105)           --            (105)
                                                 ---------   --------    --------      --------      ----------
   Net income (loss)                             $(138,288)  $ 17,670    $ 26,134      $(43,804)     $ (138,288)
                                                 =========   ========    ========      ========      ==========

                          DURA AUTOMOTIVE SYSTEMS, INC.
       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS
                               ENDED JULY 2, 2006
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                            DURA                    NON-
                                                         OPERATING   GUARANTOR   GUARANTOR
                                                           CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                         ---------   ---------   ---------   ------------   ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations                 $(138,288)  $ 17,671    $ 25,218      $(43,804)     $(139,203)
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by (used in) operating activities:
   Depreciation, amortization and asset impairment           5,299     11,159      26,652            --         43,110
   Amortization of deferred financing fees                   2,007         --          --            --          2,007
   Deferred income taxes                                    90,774         --         810            --         91,584
Changes in other operating items:
   Accounts receivable                                      (4,858)    (1,740)    (24,259)           --        (30,857)
   Inventories                                                 402     (4,124)     (2,477)           --         (6,199)
   Other current assets                                     (4,140)    (9,314)        904            --        (12,550)
   Accounts payable and accrued liabilities                  1,328    (13,947)     16,429            --          3,810
   Other assets, liabilities and non-cash items               (285)        71      (1,571)           --         (1,785)
                                                         ---------   --------    --------      --------      ---------
   Net cash provided by (used in) operating
      activities                                           (47,761)      (224)     41,706       (43,804)       (50,083)
                                                         ---------   --------    --------      --------      ---------
INVESTING ACTIVITIES:
Other investing items                                      (49,579)    17,225      (6,849)       41,354          2,151
Capital expenditures, net                                   (8,373)   (14,439)    (21,126)           --        (43,938)
                                                         ---------   --------    --------      --------      ---------
   Net cash provided by (used in) investing activities     (57,952)     2,786     (27,975)       41,354        (41,787)
                                                         ---------   --------    --------      --------      ---------
FINANCING ACTIVITIES:
Long-term borrowings                                        75,000         --       1,246            --         76,246
Repayments of long-term borrowings                          (1,635)        --        (664)           --         (2,299)
Net repayments under revolving credit facilities            32,500         --          --            --         32,500
Proceeds from issuance of common stock
   and exercise of stock options                               189         --          --            --            189
Minority interest distributions                                 --     (2,450)         --         2,450             --
Debt issuance costs                                         (1,964)        --          --            --         (1,964)
                                                         ---------   --------    --------      --------      ---------
   Net cash provided by (used in) financing
      activities                                           104,090     (2,450)        582         2,450        104,672
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                              --         --       8,456            --          8,456
                                                         ---------   --------    --------      --------      ---------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                               (1,623)       112      22,769            --         21,258
NET OPERATING CASH FLOW USED IN
   DISCONTINUED OPERATIONS                                      --         --        (105)           --           (105)
CASH AND CASH EQUIVALENTS:
Beginning of period                                          3,911        (40)     98,018            --        101,889
                                                         ---------   --------    --------      --------      ---------
End of period                                            $   2,288   $     72    $120,682      $     --      $ 123,042
                                                         =========   ========    ========      ========      =========

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
                                                  ==========   ========    ==========   ===========     ==========

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
                                  JULY 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                    NON-
                                                 OPERATING   GUARANTOR   GUARANTOR
                                                   CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ---------   ---------   ------------   ------------
Revenues                                         $ 74,157    $223,080    $333,988      $ (7,391)      $623,834
Cost of sales                                      69,180     183,718     299,971        (7,391)       545,478
                                                 --------    --------    --------      --------       --------
   Gross profit                                     4,977      39,362      34,017            --         78,356
Selling, general and administrative expenses       16,737       7,762      16,526            --         41,025
Facility consolidation, asset impairment
   and other charges                                  506         825       1,293            --          2,624
Amortization expense                                   55          45           4            --            104
                                                 --------    --------    --------      --------       --------
   Operating income (loss)                        (12,321)     30,730      16,194            --         34,603
Interest expense                                   23,010        (127)      2,609            --         25,492
Interest income                                      (268)        (57)       (260)                        (585)
Loss on early extinguishment of debt                3,349          --          --            --          3,349
                                                 --------    --------    --------      --------       --------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                           (38,412)     30,914      13,845            --          6,347
Provision (benefit) for income taxes              (28,041)     21,461       9,971            --          3,391
Equity in (earnings) losses of affiliates, net    (11,976)         --      (4,635)       16,611             --
Dividends (to) from affiliates                     (1,354)         --          --         1,354             --
                                                 --------    --------    --------      --------       --------
   Income from continuing operations                2,959       9,453       8,509       (17,965)         2,956
Loss from discontinued operations                      --          --           3            --              3
                                                 --------    --------    --------      --------       --------
   Net income                                    $  2,959    $  9,453    $  8,512      $(17,965)      $  2,959
                                                 ========    ========    ========      ========       ========

                          DURA AUTOMOTIVE SYSTEMS, INC.
    CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED
                                  JULY 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                    DURA                    NON-
                                                 OPERATING   GUARANTOR   GUARANTOR
                                                   CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                 ---------   ---------   ---------   ------------   ------------
Revenues                                         $149,379    $447,470    $661,288      $(14,324)     $1,243,813
Cost of sales                                     142,017     385,531     591,652       (14,324)      1,104,876
                                                 --------    --------    --------      --------      ----------
   Gross profit                                     7,362      61,939      69,636            --         138,937
Selling, general and administrative expenses       34,107      15,500      33,591            --          83,198
Facility consolidation, asset impairment
   and other charges                                1,358       1,834       1,098            --           4,290
Amortization expense                                  111          91          14            --             216
                                                 --------    --------    --------      --------      ----------
   Operating income (loss)                        (28,214)     44,514      34,933            --          51,233
Interest expense                                   43,839       1,662       5,654            --          51,155
Interest income                                      (468)        (98)       (712)           --          (1,278)
Loss on early extinguishment of debt                3,349          --          --            --           3,349
                                                 --------    --------    --------      --------      ----------
   Income (loss) from continuing operations
      before provision for income taxes and
      minority interest                           (74,934)     42,950      29,991            --          (1,993)
Provision (benefit) for income taxes              (43,286)     26,969      16,091            --            (226)
Equity in (earnings) losses of affiliates, net    (26,739)         --      (5,242)       31,981              --
Dividends (to) from affiliates                     (3,036)         --          --         3,036              --
                                                 --------    --------    --------      --------      ----------
   Income (loss) from continuing operations        (1,873)     15,981      19,142       (35,017)         (1,767)
Loss from discontinued operations                      --          --        (106)           --            (106)
                                                 --------    --------    --------      --------      ----------
   Net income (loss)                             $ (1,873)   $ 15,981    $ 19,036      $(35,017)     $   (1,873)
                                                 ========    ========    ========      ========      ==========

                          DURA AUTOMOTIVE SYSTEMS, INC.
       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS
                               ENDED JULY 3, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                        DURA                    NON-
                                                     OPERATING   GUARANTOR   GUARANTOR
                                                       CORP.     COMPANIES   COMPANIES   ELIMINATIONS   CONSOLIDATED
                                                     ---------   ---------   ---------   ------------   ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations             $  (1,873)   $ 15,982   $  19,141     $(35,017)      $  (1,767)
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                         4,506      10,342      26,860           --          41,708
   Amortization of deferred financing fees               5,266          --          --           --           5,266
   Deferred income taxes                               (11,632)     14,573      (1,075)          --           1,866
   Equity in earnings of affiliates and
      minority interest                                (26,739)         --      (5,242)      31,981              --
   Changes in other operating items                      3,030     (17,312)    (92,872)          --        (107,154)
                                                     ---------    --------   ---------     --------       ---------
   Net cash provided by (used in) operating
      activities                                       (27,442)     23,585     (53,188)      (3,036)        (60,081)
                                                     ---------    --------   ---------     --------       ---------
INVESTING ACTIVITIES:
Capital expenditures, net                               (6,306)     (6,607)    (14,691)          --         (27,604)
                                                     ---------    --------   ---------     --------       ---------
   Net cash used in investing activities                (6,306)     (6,607)    (14,691)          --         (27,604)
                                                     ---------    --------   ---------     --------       ---------
FINANCING ACTIVITIES:
Long-term borrowings                                   150,001          --          (7)          --         149,994
Repayments of long-term borrowings                    (146,250)         (3)       (693)          --        (146,946)
Purchase of treasury shares and other                      594          --          --           --             594
Debt financing (to) from affiliates                     69,649     (15,123)    (54,526)          --              --
Proceeds from issuance of common stock
   and exercise of stock options                           444          --          --           --             444
Debt issuance costs                                     (7,001)         --          --           --          (7,001)
Deferred gain on termination of interest rate swap      11,374          --          --           --          11,374
Dividends paid                                              --      (3,959)        923        3,036              --
                                                     ---------    --------   ---------     --------       ---------
   Net cash provided by (used in) financing
      activities                                        78,811     (19,085)    (54,303)       3,036           8,459
EFFECT OF EXCHANGE RATE
   CHANGES ON CASH                                     (14,968)         --       4,433           --         (10,535)
                                                     ---------    --------   ---------     --------       ---------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING OPERATIONS               30,095      (2,107)   (117,749)          --         (89,761)
NET OPERATING CASH FLOW USED IN
   DISCONTINUED OPERATIONS                                  --          --        (106)          --            (106)
CASH AND CASH EQUIVALENTS:
Beginning of period                                      2,944       1,626     186,998           --         191,568
                                                     ---------    --------   ---------     --------       ---------
End of period                                        $  33,039    $   (481)  $  69,143     $     --       $ 101,701
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

OVERVIEW

     Our results for the second quarter ended July 2, 2006, were adversely impacted by a number of factors, including lower North American production volumes by the "Big 3" domestic original equipment manufacturers, continued customer pricing pressures, increases in our raw material costs and our significant interest expense. The North American automotive industry continued to experience declining production volumes in the first six months of 2006 by the Big 3 domestic OEMs primarily as a result of decreased demand for pickups and SUVs in light of record high gasoline prices in the United States during this period. In addition, we faced increased pricing pressure from our OEM customers during the second quarter as they attempted to lower production costs in light of industry conditions. Our production costs were adversely affected in the second quarter by significant increases in our raw material costs, including steel, aluminum and resin.

     Rising steel cost in the second quarter of 2006 had a particular adverse impact on our operating results. In certain cases, our product price, were adjusted downward in early 2006 as a result of the lower steel prices at the end of 2005 and in the beginning in 2006. This price reduction negatively impacted our second quarter results. We believe our operating results will continue to be negatively impact by the rise in steel cost during the remainder of 2006. We are actively working to mitigate the adverse impact of increased steel cost by joining our customers' steel resale programs. We are currently on Ford's resale program, anticipate joining a second OEM's program in the first quarter of 2007 and currently negotiating with a third OEM.

     We continued to implement our "50-cubed" operational restructuring plan during the first quarter of 2006. Although we believe we have made significant progress in implementing our plan, our second quarter results do not reflect these changes and we do not expect to see the impact of these changes in our near-term operating results. In response to current industry conditions, we recently announced a reduction in our worldwide workforce by 510 individuals in an effort to better align our indirect costs with our existing revenue level. In addition, we currently expect to be in the higher range of our previously announced five to ten plant closures of our "50-cubed" operational restructuring plan.

     We expect adverse automotive industry conditions to continue for the remainder of 2006.

SIGNIFICANT ACCOUNTING POLICIES

     Our significant accounting policies are more fully described in Note 2 of the condensed consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

     Revenue Recognition and Sales Commitments. We recognize revenue when title passes to our customers, which occurs primarily when products are shipped from our facilities to our customers. At the beginning of a given vehicle's life, we enter into agreements with our customers to produce products. Once such agreements are entered into by us, fulfillment of the customers' purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contracts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amounts of such losses recorded in the second quarter of 2006 were approximately $0.9 million. Such provisions in the second quarter and first six months ended July 3, 2005, were not significant.

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Other intangible assets at July 2, 2006, were $17.4 million primarily consisting of non-amortizable trademarks and amortizable license agreements.

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

     In accordance with SFAS No. 142, we perform impairment tests using both a discounted cash methodology and a market multiple approach for each of our four reporting units (Control Systems, Body & Glass, Atwood Mobile Products and Other Operating Companies). This impairment test is conducted during the second quarter or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. In connection with our ongoing review of goodwill, our analysis indicated the reported value of our goodwill in our Control Systems reporting unit, recorded in connection with various acquisitions that have been completed over the last ten years amounting to $626.4 million at July 2, 2006, may be materially impaired. No other impairments were indicated for the other three reporting units. Under SFAS No. 142, the next step which we must undertake is an impairment assessment of the Control Systems' goodwill. At this time, we are unable to make a good-faith estimate of the potential amount or range of amounts of the impairment charge. Such impairment charge will not result in future cash expenditures. While we may take a material accounting charge, we do not anticipate making any significant changes to the operations of this reporting unit other than those communicated as part of our operational restructuring plans.

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

     Accounting for Income Taxes. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). As part of the process of preparing our consolidated financial statements, we estimate our income tax expense or benefit in each of the jurisdictions in which we operate. This process includes an assessment of temporary differences which result from the differing treatment of items for financial reporting and income tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that included the enactment date. We have provided deferred income benefits on domestic and foreign Net Operating Loss Carryforwards to the extent we believe we will utilize them in future tax filings. If we do not obtain the future profitability level used to estimate the utilization of these carryforwards, or future forecasts are at a lower profitability than current forecasts, we will be required to provide a valuation allowance against the related deferred income tax asset.

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

     We employ a building block approach in determining the expected long-term rate of return for plan assets, based on historical markets, long-term historical relationships between equities and fixed income and considering current market factors such as inflation and interest rates. We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $8.5 million to our pension plans and $1.3 million to our post-retirement medical benefit plans in 2006. As of July 2, 2006, $5.1 million and $0.5 million in contributions have been made to the pension and postretirement benefit plans, respectively. We anticipate contributing an additional $3.4 million to our pension plans and $0.8 million to our post-retirement medical benefit plans in 2006 for total estimated contributions of $9.8 million.

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

RESULTS OF OPERATIONS

                                                      THREE MONTHS ENDED    SIX MONTHS ENDED
                                                      ------------------   -----------------
                                                       JULY 2,   JULY 3,   JULY 2,   JULY 3,
                                                         2006      2005      2006      2005
                                                       -------   -------   -------   -------
Revenue                                                100.00%   100.00%   100.00%   100.00%
Cost of sales                                           93.33%    87.44%    92.03%    88.83%
                                                       ------    ------    ------    ------
Gross profit                                             6.67%    12.56%     7.97%    11.17%
Selling, general and administrative                      6.60%     6.58%     6.46%     6.69%
Facility consolidation, asset impairment and other       0.50%     0.41%     0.47%     0.34%
Amortization expense                                     0.02%     0.02%     0.02%     0.02%
                                                       ------    ------    ------    ------
Operating income (loss)                                 -0.45%     5.55%     1.02%     4.12%
Interest expense, net of interest income                 5.03%     3.99%     4.75%     4.01%
Loss on early extinguishment of debt                       --      0.54%       --      0.27%
                                                       ------    ------    ------    ------
Loss from continuing operations before benefit
   for income taxes and minority interest               -5.48%     1.02%    -3.73%    -0.16%
Provision (benefit) for income taxes                    17.38%     0.55%     8.27%    -0.02%
Minority interest                                        0.02%       --      0.02%       --
                                                       ------    ------    ------    ------
Loss from continuing operations                        -22.88%     0.47%   -12.02%    -0.14%
Loss from discontinued operations                       -0.02%     0.00%    -0.01%    -0.01%
Cumulative effect of change in accounting principle        --        --      0.08%       --
                                                       ------    ------    ------    ------
Net loss                                               -22.90%     0.47%   -11.95%    -0.15%
                                                       ======    ======    ======    ======

     The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Revenues. Revenue in the second quarter of 2006 declined to $573 million from $624 million for the same period in 2005. The first six months of 2006's revenue declined to $1,158 million from $1,244 million in the same period in 2005. The following table summarizes the major changes accounting for the decline in revenue from the corresponding period in 2005:

                                                   FIRST
                                         SECOND     SIX
                                        QUARTER    MONTHS
                                        OF 2006   OF 2006
                                        -------   -------
(IN MILLIONS OF DOLLARS)
Net new business                         $(38)     $(65)
Recreational vehicle industry volumes       7        20
Automotive business volumes               (22)      (23)
Pricing                                    (6)      (11)
Currency exchange rate                      8        (7)
                                         ----      ----
   Total                                 $(51)     $(86)
                                         ====      ====

     Declining revenues in 2006 were anticipated by us, primarily as a result of the seat adjusters we produced for GMT800/GMT900 platforms being insourced by Lear. Additional items contributing to our revenue decline were reduced Big 3 production volumes and lower pricing. Offsetting these declines was increased business in our Atwood Mobile Products Division. During the first six months of 2006,

Atwood revenue increased to fulfill Federal Emergency Agency (FEMA) requirements for manufactured housing units for 2005 hurricane victims; this is not anticipated for the rest of 2006.

     Non North American sales increased to 46% of consolidated sales in the six months ended July 2, 2006 from 44% for the same period in 2005.

Cost of Sales. Cost of sales amounts for 2006 declined in comparison to 2005 in association with the lower revenue amount, including the negative impact of foreign currency exchange rates. Gross profit as a percent of sales for 2006 decreased from 2005 mainly due to higher raw material costs, lower overall margins on sales primarily caused by reduced seat product sales, lower absorption of overhead costs, increased medical benefits costs and a negative margin provision of approximately $0.9 million relating to the impact of rising steel costs on certain North America future sales.

     Increased sales volumes favorably impacted operating results in our non North American operations, contributing 60% of our gross profit in the first six months of 2006 compared with 37% for the same period in 2005.

Selling, General, and Administrative. Selling, general, and administrative expenses incurred in 2006 declined from the amounts incurred in 2005 mainly due to lower product engineering costs.

Facility Consolidation, Asset Impairment and Other Charges. In the six months ended July 2, 2006, we recorded facility consolidation, asset impairment and other charges of $5.5 million, consisting of severance costs of $2.8 million, asset impairments of $1.6 million and facility closure and other exit activity costs of $1.1 million.

     In February 2006, we announced our "50-cubed" operational restructuring plan designed to enhance performance optimization, worldwide efficiency and financial results. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect to complete this action by year end 2007. Cash expenditures for the restructuring plan are expected to be approximately $100 million, which includes capital expenditures between $25 and $35 million. Restructuring cash expenses will relate primarily to employee severance, facility closure and product move costs. The restructuring plan will be financed with cash on hand and availability under our existing revolving credit facility. We believe that our current available liquidity will provide us with the funds necessary to execute this restructuring plan along with our ongoing operating cash requirements. Should our current liquidity not be adequate to fund the restructuring plan and/or our ongoing cash requirements for operations, we may be required to modify our plan.

     Major ongoing and completed restructuring actions are as follows.

          - In May 2006, we announced that we would close our Brantford, Ontario Canada, manufacturing facility by June 2007 as part of our previously announced February 2006 operational "50-cubed" restructuring plan. The 66,000 square foot plant makes a variety of automotive column shift assemblies. The facility closing will impact approximately 120 jobs and we will transfer Brantford production to other DURA facilities to improve overall capacity utilization. Severance related charges of $1.9 million have been recorded in 2006; all of which was recorded in the second quarter of 2006.

          - In June 2006, we announced the proposed closing of our manufacturing facility in Llanelli, United Kingdom as part of our "50-cubed" operational restructuring plan, in order to improve our overall capacity utilization. The 118,000 square-foot plant makes automotive cable control systems and currently employs approximately 270 people. We are currently in the consultation process with Llanelli's AMICUS trade union concerning the proposed closing, and therefore have not determined if the plant will in fact be closed. Other restructuring charges of $0.2 million have been recorded in the second quarter of 2006.

          - In association with our announced February 2006 operational "50-cubed" restructuring plan, we incurred year-to-date 2006 severance related charges of $0.2 million for one of our Spanish facilities, recorded during the second quarter of 2006.

          - In association with our announced February 2006 operational "50-cubed" restructuring plan, we have notified our employees about the potential closure of our LaGrange, Indiana plant. The plant, which currently employs approximately 270 people, manufactures a variety of window systems for the recreation vehicle, mass transit and heavy truck markets. Production of the window systems will be transferred to other production facilities, if the plant is closed. We are currently negotiating this issue with the plant's respective union. No final decision has been made as to the ultimate disposition of the plant.

          - Also in association with our announced February 2006 operational "50-cubed" restructuring plan, we incurred year-to-date Lawrenceburg facility production movement costs of $0.5 million, of which $0.3 million was incurred in the second quarter of 2006.

          - In 2004 we announced a plan to exit our Brookfield, Missouri, facility and combine the business with other operations. This action is complete and resulted in year-to-date 2006 total charges of $0.1 million, which was recorded during the second quarter of 2006. In 2005, we incurred charges of $0.9 million.

          - During the fourth quarter of 2005, we began the streamlining of a North American plant that will be completed in 2007. Certain employee severance related charges totaling $1.4 million were incurred, of which $1.3 million was recorded in the fourth quarter of 2005. Additional severance related charges of $0.1 million were recorded in the second quarter of 2006.

          - During the third quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline an Einbeck, Germany, manufacturing operation. This action is substantially completed and resulted in no severance cost in 2006.

          - During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter of 2005, we received approval for this action from the appropriate Workers' Council and Union. Full identification of the actual employees has been substantially completed. Total severance costs of $4.4 million are expected upon final identifications of all applicable employees. Approximately $3.6 million has already been recorded, including $0.4 million for the six months ended July 2, 2006.

          - During the first quarter of 2005, we announced a plan to centralize our enterprise resource planning systems and centralize many of our functional operations to better align with current business levels. These actions are ongoing domestically as we continue to migrate our operations. We are unable to estimate future severance costs as applicable employees have not been identified. Approximately $1.3 million of severance related charges were incurred in 2005. No additional costs have been incurred for the six months ended July 2, 2006. We have not formalized the total impact to our international operations, since meaningful migration and centralization will not begin until late 2006. We do expect that upwards of 200 individuals could be impacted. We have not yet specifically identified which individuals or group of individuals will be impacted, or in which international locations they reside. Therefore, we are not able to estimate the termination liability impact at this time. We do expect, however, that the international termination costs for this action will exceed the related estimate for our U.S. operations.

     On July 27, 2006, we announced plans to reduce our indirect workforce by 510 individuals in addition to the previously announced "50-cubed" operational restructuring plan. The rationale for this workforce reduction is to more appropriately align our indirect workforce with current sales volumes. We anticipate having this goal accomplished by the end of 2006.

Asset Impairments. For the six months ended July 2, 2006 and July 3, 2005, we recorded $1.6 million and $1.1 million, respectively, of asset impairment charges related to prior facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the consolidated statements of operations and were accounted for in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

     A rollforward of the accruals for facility consolidation, asset impairments and other charges by quarter for the six months ended July 2, 2006 is as follows (in thousands):

                                              EMPLOYEE       ASSET       FACILITY
                                            TERMINATION   IMPAIRMENT   CLOSURE AND
                                              BENEFITS      CHARGES    OTHER COSTS    TOTAL
                                            -----------   ----------   -----------   -------
Balance December 31, 2005                     $3,952       $    --        $ 521      $ 4,473
Adjustments/Charges                              523         1,630          419        2,572
Cash utilizations                               (808)           --         (335)      (1,143)
Noncash foreign exchange impact and other         33        (1,630)          34       (1,563)
                                              ------       -------        -----      -------
Balance April 2, 2006                         $3,700       $    --        $ 639      $ 4,339
Adjustments/Charges                            2,286            --          592        2,878
Cash utilizations                               (336)           --         (704)      (1,040)
Noncash foreign exchange impact and other       (502)           --          (37)        (539)
                                              ------       -------        -----      -------
Balance July 2, 2006                          $5,148       $    --        $ 490      $ 5,638
                                              ======       =======        =====      =======

Interest Expense. Interest expense in 2006 increased from that experienced in 2005's comparable period due to higher borrowings and higher LIBOR related borrowing interest rates.

Income Taxes. During our second quarter of 2006 evaluation of recorded deferred tax assets, we concluded that the current relevant negative evidence was more pervasive than in prior periods and indicated we would more likely than not, not realize our U.S. deferred tax assets. Accordingly, we provided a full valuation allowance against all applicable U.S. deferred tax assets amounting to $117.2 million.

     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $90.8 million in the three months ended July 2, 2006, against U.S. deferred tax assets recorded as of December 31, 2005. Additionally, an approximate $26.4 million valuation adjustment was provided for against potential U.S. deferred taxes associated with the U.S. tax losses incurred in the first six months of 2006. These valuation adjustments arose from our conclusion the current negative evidence as to the future realization of the related deferred tax assets was more pervasive in the second quarter of 2006 than in prior periods. The valuation allowance is based on our review of all available positive and negative evidence, including our past and future performance in the jurisdictions in which we operate, the market environment in which we operate, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net current and noncurrent deferred tax liability as of July 2, 2006, was $30.0 million. In addition during 2003 and 2004, we recorded total losses from discontinued operations of $129.4 million related to the disposition of the Mechanical Assemblies Europe business. We have not recorded tax benefits for these losses as we believe it is more likely than not that such benefits will not be realized.

     To the extent we recognize or can reasonably support the future realization of these U.S. deferred tax assets, the valuation allowance will be adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended July 2, 2006, we used cash in operations of $50.1 million, a reduction from the cash usage of $60.1 million in last year's comparable period. Cash used in operations before changes in other operating items (including working capital changes) was $2.5 million for the six months ended July 2, 2006, compared to cash provided of $47.1 million for the same period in 2005, primarily as a result of our greater operating loss. Cash used in other operating items decreased to $47.6 million in the first six months of 2006 from $107.2 million in the first six months of 2005 mainly because of lower working capital requirements as a result of lower revenue in the first six months of 2006.

     Net cash used in investing activities increased to $41.8 million for the six months ended July 2, 2006, from the $27.6 million for the comparable period in 2005, due to higher capital equipment needs to meet new product launches.

     Cash generated from financing activities in the first six months of 2006 was $104.7 million compared to that generated in the first six months of 2005 of $8.5 million. The cash generation in 2006 resulted from a $75.0 million upsizing to our senior secured second lien term loan on March 30, 2006 and net borrowings of $32.5 million under our revolving credit facilities. We received proceeds net of issuance costs of $73.0 million from the upsizing of the senior second lien term loan of which $46.3 million was used to reduce outstanding revolving credit borrowings.

     We are limited in our ability to declare or make certain dividend payments or other distributions of assets under our Credit Facilities, Senior Notes and Senior Subordinated Notes. Certain distributions relating to items such as tax sharing arrangement and dividends payable on our Preferred Securities are permitted.

     Our principal source of liquidity is cash flow generated from operations, current cash balances and available borrowings under our Credit Agreement. We believe that such funds will be sufficient to meet our liquidity needs for at least the next twelve months. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing our business strategy, especially our operational restructuring activities, and that there will be no further material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our working capital needs and other obligations and commitments, we will be required to refinance or restructure our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that such a refinancing or restructuring or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing debt instruments.

     Our principal use of liquidity will be to meet debt service requirements, fund working capital, finance capital expenditures and approximately $100.0 million of anticipated cash restructuring charges and related capital expenditures by year end 2007. Capital expenditures in 2006 are expected to range from $105.0 to $115.0 million including expenditures for our announced February 2006 "50-cubed" operational restructuring actions.

     At July 2, 2006, we had $219.3 million in available liquidity ($96.3 million of borrowing availability under our Credit Agreement and $123.0 million in cash and cash equivalents). At this time, we are restricted in our ability to utilize $35.0 million of available borrowings under the Credit Agreement because we do not currently meet certain fixed charge coverage ratios. Our recent operating results have had a negative impact on our liquidity position in that at the end of the first quarter of 2006, we had $284 million of available liquidity.

     The recent lowering of our corporate credit rating by Standard & Poor's and Moody's will not limit our ability to access additional borrowings under our Credit Agreement.

     We are highly leveraged. At July 2, 2006, we had $1,269.6 million of outstanding indebtedness (excluding the fair market value of interest rate swap agreements), and we incurred interest expense of $56.5 million for the six months ended July 2, 2006. Approximately $532.5 million of our existing indebtedness matures on May 1, 2009. Our ability to repay or refinance our existing indebtedness will depend on both the automotive industry and our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believe that it will not be possible for us to repay or refinance this indebtedness if our current financial results do not significantly improve. In this regard, we adopted our "50-cubed" operational restructuring plan in the first quarter of 2006 in order to enhance our performance optimization, worldwide efficiency and financial results. In addition, we recently announced our intention to reduce our indirect workforce by 510 individuals and close additional facilities in light of our current revenue levels to improve our operating results. To the extent that these efforts are not successful or that conditions adversely impacting us in the automotive industry do not rapidly improve, we will need to restructure our existing indebtedness prior to the time this indebtedness becomes due.

     We are also evaluating our range of alternatives that would enable us to reduce our leverage in light of current industry conditions.

OFF BALANCE SHEET ARRANGEMENTS

     We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with insurers. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At July 2, 2006, we had outstanding letters of credit of $18.8 million. We do not believe that they will be required to be drawn.

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

     At July 2, 2006, we had outstanding interest rate swap contracts that effectively converted $400.0 million of our Senior Notes into floating rate obligations. Under these swap contracts, which expire in April 2012, we receive payments at fixed rates, while we make payments at a variable rate of 9.18% at July 2, 2006. The net interest paid or received is included in interest expense. We have designated these swap contracts as fair value hedges at their inception. At July 2, 2006, the fair value of the interest rate swap contracts had a negative fair value of $23.0 million, representing the estimated shortfall that would accrue to us to terminate the agreements, and is long-term debt with a corresponding decrease to related debt in the accompanying condensed July 2, 2006 balance sheet.

     From time to time, we also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We may designate such contracts at their inception as a cash flow hedge. At July 2, 2006, we had no outstanding forward exchange contracts.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of our revenues, 53% for the six months ended July 2, 2006, are derived from manufacturing operations in Europe, Canada, Brazil and Asia, whose results of operations and financial position are principally measured in their respective functional currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     At July 2, 2006, $1.3 billion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, our consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

     Our strategy for management of currency risk relies primarily upon conducting operations in such countries' respective currency and we may, from time to time, engage in hedging programs intended to reduce the exposure to currency fluctuations (see discussion above on "Market Risk").

COMMITMENTS

     At July 2, 2006, we are not a party to any significant purchase obligations for goods or services not incurred in the normal course of business. We have committed to an approximate $9.1 million ten year lease of a facility in Mexico that is expected to run through 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Market Risk" and "Foreign Currency Transactions" sections of Item 2.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of July 2, 2006, an evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the design and operation of the disclosure controls and procedures were not effective, as a result of the previously identified and unremediated material weakness in internal controls surrounding the accounting for income taxes, to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED JULY 2, 2006

     There were no significant changes in our internal control over financial reporting that occurred during the Company's quarter ended July 2, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS.

     Lear Corporation (Lear) has filed suit on August 3, 2006, against us in the Circuit Court of Oakland County, State of Michigan, demanding payment for two separate alleged warranty actions on two seat products we produced. Lear alleges that they incurred damages caused by supposedly nonconforming products we supplied to them. Lear alleges damages aggregating $15.6 million for both warranty actions they undertook. We are investigating what recourse we may have against a supplier of electric motors relating to $8.6 million of the alleged warranty costs.

     At this time, we can not predict the ultimate outcome of this lawsuit or our possible recourse against the aforementioned supplier, but believe we have meritorious defenses. We have reserved for what we believe the maximum amount of the warranty costs to us would be related to this lawsuit.

     Other than as reported in our 2005 Annual Report on Form 10-K under the caption "Legal Proceedings," and Item 1 under the term "Product Warranty Matters" and "Environmental Matters", and the above, we are not currently a party to any material pending legal proceedings, other than routine matters incidental to our business.

ITEM 1A. RISK FACTORS.

     The risk factors set forth in our 2005 Annual Report on Form 10-K are hereby updated and supplemented as follows:

WE HAVE EXPERIENCED DECLINING GROSS MARGIN IN THE SIX MONTHS ENDED JULY 2, 2006 AND WE MAY NOT SUCCEED IN RETURNING TO HISTORICAL GROSS MARGIN LEVELS.

     Our gross margin has declined from 11.2% for the six months ended July 3, 2005 compared to 8.0% for the six months ended July 2, 2006. This decline was a result of a number of factors, including declines in North American OEMs automotive production levels from previous levels resulting in lower fixed cost absorption and increases in raw material prices that we could not pass through fully to our customers. We cannot assure you that our gross margin will improve or return to prior historical levels, and that any further reduction in customer demand for the products that we supply would not have an further adverse effect on our gross margin. A lack of improvement in our future gross margin levels would harm our financial condition and adversely impact our business.

INCREASES IN THE PRICES OF OUR RAW MATERIALS HAVE ADVERSELY IMPACTED OUR RECENT OPERATING AND FINANCIAL CONDITION.

     Numerous raw materials are used in the manufacture of our products. Our principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production and (3) glass in window systems. The types of steel we purchase include hot and cold rolled, galvanized, organically coated and aluminized steel. Overall, steel accounts for the most significant component of our raw material costs. Steel prices have increased over the last few years and, after a modest decline at the end of 2005, have increased rapidly over the last couple of months. Additionally, the prices of aluminum and resin have substantially increased in recent months. These raw material cost increases negatively impacted our gross profit during the first half of 2006. To the extent we are not able to pass on fully increased steel and other raw material costs to our customers in a timely fashion or otherwise able to offset these increased operating costs, our business, results of operations and financial condition will continue to be adversely affected.

OUR GROSS MARGIN AND PROFITABILITY WILL BE ADVERSELY AFFECTED BY THE INABILITY TO REDUCE COSTS OR INCREASE PRICES.

     There is substantial continuing pressure from the major OEMs to reduce costs, including the cost of products purchased from outside suppliers. In addition, our business has a substantial fixed cost base. Therefore, our profitability is dependent, in part, on our ability to spread fixed production costs over increasing product sales. Our recent operating results have been adversely affected by overhead under absorption due to lower revenues. If we are unable to generate sufficient production cost savings in the future to offset price reductions and any reduction in consumer demand for automobiles resulting in decreased sales, our gross margin and profitability would be adversely affected. In addition, our customers often times require engineering, design or production changes. In some circumstances, we may not be able to achieve price increases in amounts sufficient to cover the costs of these changes.

CYCLICALITY AND SEASONALITY IN THE AUTOMOTIVE, RECREATION AND SPECIALTY VEHICLE MARKETS COULD ADVERSELY AFFECT OUR REVENUES AND NET INCOME.

     The automotive, recreation and specialty vehicle markets are highly cyclical and both markets are dependent on general economic conditions and other factors, including consumer spending preferences and the attractiveness of incentives offered by OEMs, if any. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Economic factors adversely affecting automotive production and consumer spending could adversely impact our revenues and net income. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in demand for our products. The weakness in the North American OEMs automotive market has adversely affected our operating results in the first six months of 2006, and the weakness is expected to continue for some time. In addition, because we have significant fixed production costs, relatively modest declines in our customers' production levels can have a significant adverse impact on our profitability. Our business is also somewhat seasonal. We typically experience decreased revenues and operating income during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers.

WE MAY INCUR RESTRUCTURING AND ASSET IMPAIRMENT CHARGES THAT WOULD REDUCE OUR EARNINGS.

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

     In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we are required to periodically evaluate the carrying value of our goodwill for indicators of impairment. SFAS No. 142 requires us to evaluate the carrying value of our goodwill for potential impairment on an annual basis or on an interim basis if there are indicators of potential impairment. As in prior quarters, we performed this assessment during the second quarter of 2006. Based on the our analysis that was started in the second quarter, we have determined that due to continued unfavorable operating results, primarily as a result of continued higher raw material costs, lower production volumes on key platforms and insufficient customer pricing, our Control Systems reporting unit's goodwill may be materially impaired. At July 2, 2006, the total amount of recorded goodwill in our Control Systems reporting unit was approximately $626.4 million. At this time, we are unable to make a good-faith estimate of the potential amount or range of amounts of the impairment charge. Our reported earnings will be reduced by this impairment charge once the size of it is determined.

WE MAY NOT ACCOMPLISH THE OBJECTIVES OF OUR FEBRUARY 9, 2006 RESTRUCTURING IMITATIVE AND THE JULY 27, 2006 WORKFORCE REALIGNMENT.

     In February 2006, we announced a restructuring plan that we anticipate to be complete by the end of 2007 ("the "50-cubed" plan"). The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. Cash costs for the restructuring plan are expected to be approximately $100 million, which includes estimated capital expenditures between $25 and $35 million. The remaining costs will relate primarily to employee severance, capital investment, facility closure and product move costs. The majority of these expenditures will occur by year end 2007.

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

     On July 27, 2006, we announced plans to reduce our indirect workforce by 510 individuals in addition to the previously announced "50-cubed" operational restructuring plan. The rationale for this workforce reduction is to more appropriately align our indirect workforce with the current sales volumes.

     Any failure to obtain substantial completion of any of these restructuring plans actions may result in us not reaching a sufficient profitability level to enable us to: (i) refinance the $532.5 million of indebtedness maturing in May 2009; (ii) maintain the recorded goodwill valuation; and (iii) not record further valuation reserve against deferred income tax assets.

WE COULD LOSE OUR LISTING ON THE NASDAQ GLOBAL MARKET IF OUR STOCK PRICE REMAINS BELOW $1.00 FOR 30 CONSECUTIVE DAYS AND THE LOSS OF THE LISTING WOULD MAKE OUR STOCK SIGNIFICANTLY LESS LIQUID AND WOULD AFFECT ITS VALUE.

     Our Class A common stock is listed on the Nasdaq Global Market (formerly known as the Nasdaq National Market), with a bid price of $0.62 at the close of the market on August 3, 2006, and has traded below $1.00 since July 27, 2006. If the price of our Class A common stock remains below $1.00 for 30 consecutive days, we are subject to being delisted from the Nasdaq Global Market. Upon delisting from the Nasdaq Global Market, our stock would be traded on the Nasdaq Capital Market (formerly known as the Nasdaq SmallCap Market) until we maintain a minimum bid price of $1.00 for 30 consecutive days at which time we can regain our listing on the Nasdaq Global Market. If our stock fails to maintain a minimum bid price of $1.00 for 30 consecutive days during a 180-day grace period on the Nasdaq Capital Market or a 360-day grace period if compliance with certain core listing standards are demonstrated, we could receive a delisting notice from the Nasdaq Capital Market. Upon delisting from the Nasdaq Capital Market, our stock would be traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market or the Nasdaq Capital Market (together "Nasdaq-Listed Stocks"). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. If our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND PREVENT US FROM FULFILLING OUR OBLIGATIONS UNDER OUR OUTSTANDING INDEBTEDNESS.

     We have a significant amount of indebtedness. As of July 2, 2006, we had $1,269.6 million of outstanding debt (excluding the fair market value of interest rate swap agreements), and we incurred interest expense of $56.5 million for the six months ended July 2, 2006. Our indebtedness could have several important consequences, including but not limited to the following:

          - Our ability to obtain additional financing in the future for working capital, capital expenditures, potential acquisition opportunities, general corporate purposes or other purposes may be impaired;

          - Our ability to finance our international operations in an efficient tax manner if we do not maintain the prescribed fixed charge ratio, which we did not satisfy as of July 2, 2006;

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

     Our ability to service our indebtedness will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believe that, based upon current levels of operations, we will be able to meet our debt service obligations over the next 12 months. Significant assumptions underlie this belief, including among other things that we will be successful in implementing our business strategy, especially our "50-cubed" operational restructuring activities, and that there will be no further material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our working capital and other obligations and commitments, we might be required to refinance or restructure our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that refinancings or restructurings or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our indentures and our existing Credit Agreement and Second Lien Term Loan. In the event that we were unable to refinance our existing indebtedness or raise funds through asset sales, sales of equity or otherwise, our ability to pay principal of, and interest on, the indebtedness would be impaired.

TO SERVICE OUR INDEBTEDNESS AND MEET OUR OTHER LIQUIDITY NEEDS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     Our ability to make payments on our indebtedness and to fund planned capital expenditures and working capital will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under our Credit Agreement will be adequate to meet our future liquidity needs for the next twelve months.

     We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our Credit Agreement or otherwise in an amount sufficient to enable us to pay our indebtedness and to fund our other liquidity needs. Our ability to borrow under our Credit Agreement may be constrained by conditions including limits on borrowings exceeding specified percentages of the applicable borrowing base.

     Our 9% senior subordinated notes in the amount of $532.5million mature on May 1, 2009 and our 8 5/8% senior unsecured notes in the amount of $400.0 million mature on April 15, 2012. In addition, the maturity date of our Credit Agreement accelerates to November 1, 2008 if we have not repaid or refinanced substantially all of our outstanding 9% senior subordinated notes.

     A substantial portion of our indebtedness bears interest at floating rates, and therefore if interest rates increase, our debt service requirements will increase. We may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance or restructure any of our indebtedness, including our Credit Facilities and our outstanding debt securities, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. We cannot assure you that any such actions, if necessary, could be effected on commercially reasonable terms, or at all. In addition, the indentures relating to our debt securities and our Credit Facilities may restrict our ability to take any of these actions.

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

          -    Make investments;

          -    Sell assets;

          - Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

          -    Create liens.

     The ability of our foreign subsidiaries to incur any form of indebtedness is prohibited under our indentures if we do not meet the fixed charge coverage ratio, as defined therein, of at least 2 to 1. At July 2, 2006, we were below this ratio. In addition, our Credit Agreement includes other and more restrictive covenants that prohibit us from prepaying our other indebtedness while indebtedness under our Credit Agreement is outstanding. Our Credit Agreement requires us to maintain a minimum fixed charge coverage ratio if excess availability, as defined, falls below $35 million. We believe we were in compliance with all of our covenants as of July 2, 2006.

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

     This item is not applicable for the six months ended July 2, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     This item is not applicable for the six months ended July 2, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Stockholders of Dura Automotive Systems, Inc. was held on May 17, 2006. At the meeting, the following matters were submitted to a vote of the stockholders of Dura:

          1. The election of eight directors to serve for one year beginning at the 2006 annual stockholders' meeting and expiring at the 2007 annual stockholders' meeting. Each of the nominees: Walter P. Czarnecki, Lawrence A. Denton, Jack K. Edwards, James O. Futterknecht, Jr., Yousif B. Ghafari, J. Richard Jones, Nick G. Preda, Ralph R. Whitney were elected. Each of the individuals nominated to serve as a director received at least 17,610,680 votes representing 94% of the shares eligible to vote.

          2. The ratification of the appointment of Deloitte & Touche LLP as the Company's independent registered public accounting firm. We received 17,723,223 votes representing 94% in favor of the ratification for the appointment of Deloitte & Touche LLP to serve as the Company's independent registered public accounting firm for 2006.

ITEM 5. OTHER INFORMATION.

     This item is not applicable for the six months ended July 2, 2006 and July 3, 2005.

ITEM 6. EXHIBITS.

     (a)  Exhibits

          31.1 Certification by Lawrence A. Denton, Chairman of the Board of Directors and Chief Executive Officer.

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

                                        DURA AUTOMOTIVE SYSTEMS, INC.


Date: August 11, 2006                   By /s/ Keith R. Marchiando
                                           -------------------------------------
                                           Keith R. Marchiando
                                           Vice President, Chief Financial
                                           Officer (principal accounting and
                                           financial officer)

                                  EXHIBIT INDEX

Exhibit
  No.                                   Description
-------                                 -----------
  31.1    Certification by Lawrence A. Denton, Chairman of the Board of
          Directors and Chief Executive Officer.

  31.2    Certification by Keith R. Marchiando, Vice President and Chief
          Financial Officer.

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.