Form 10-Q
period 2006-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2006-11-13
CIK 1016177

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                           --------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 2006

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ___ to ___

                         Commission file number 0-21139

                          DURA AUTOMOTIVE SYSTEMS, INC.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                     38-3185711
              --------                                     ----------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

            2791 RESEARCH DRIVE
         ROCHESTER HILLS, MICHIGAN                            48309
         -------------------------                            -----
  (Address of principal executive offices)                  (Zip Code)

                                 (248) 299-7500
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

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

 Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]         No [X]

The number of shares outstanding of the Registrant's Class A common stock, par value $.01 per share, at November 10, 2006 was 18,904,222 shares.

                          DURA AUTOMOTIVE SYSTEMS, INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 1, 2006 and October 2, 2005 (Unaudited)

         Condensed Consolidated Balance Sheets at October 1, 2006 (Unaudited) and December 31, 2005

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 1, 2006 and October 2, 2005 (Unaudited)

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

SIGNATURES

CERTIFICATIONS

ITEM 1. FINANCIAL STATEMENTS.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (AMOUNTS IN THOUSANDS EXCEPT PER SHARE AMOUNTS - UNAUDITED)

                                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                              OCTOBER 1, 2006   OCTOBER 2, 2005   OCTOBER 1, 2006   OCTOBER 2, 2005
                                                              ---------------   ---------------   ---------------   ---------------
Revenues                                                      $       475,829   $       523,280   $     1,606,884   $     1,739,925
Cost of sales                                                         473,916           473,781         1,516,120         1,555,014
                                                              ---------------   ---------------   ---------------   ---------------
      Gross profit                                                      1,913            49,499            90,764           184,911

Selling, general and administrative expenses                           40,991            35,663           115,401           118,458
Facility consolidation, asset impairment and other charges            671,862             1,860           677,312             6,150
Amortization expense                                                      106               101               316               317
                                                              ---------------   ---------------   ---------------   ---------------
Operating income (loss)                                              (711,046)           11,875          (702,265)           59,986

Interest expense                                                       30,522            25,235            87,056            76,389
Interest income                                                          (551)             (706)           (2,042)           (1,962)
Loss on early extinguishment of debt                                        -                 -                 -             3,349
                                                              ---------------   ---------------   ---------------   ---------------
      Loss from continuing operations before
      benefit for income taxes and minority interest                 (741,017)          (12,654)         (787,279)          (17,791)

Provision (benefit) for income taxes                                  (39,708)           (5,226)           56,073            (6,650)
                                                              ---------------   ---------------   ---------------   ---------------
      Loss from continuing operations                                (701,309)           (7,428)         (843,352)          (11,141)

Minority interest in non-wholly owned subsidiaries                       (119)             (110)             (329)             (110)
                                                              ---------------   ---------------   ---------------   ---------------
      Loss from continuing operations                                (701,428)           (7,538)         (843,681)          (11,251)

Income from discontinued operations, net                                7,037               954             9,982             2,793
                                                              ---------------   ---------------   ---------------   ---------------
      Loss before cumulative effect of change in
        accounting principle                                         (694,391)           (6,584)         (833,699)           (8,458)

Cumulative effect of change in accounting principle, net of
    tax of $712 for the nine months ended October 1, 2006                   -                 -             1,020                 -
                                                              ---------------   ---------------   ---------------   ---------------
      Net loss                                                $      (694,391)  $        (6,584)  $      (832,679)  $        (8,458)
                                                              ===============   ===============   ===============   ===============

Basic earnings (loss) per share:
    Loss from continuing operations                           $        (37.12)  $         (0.35)  $        (44.75)  $         (0.45)
    Discontinued operations                                              0.37                 -              0.53                 -
    Cumulative effect of change in accounting principle                     -                 -              0.05                 -
                                                              ---------------   ---------------   ---------------   ---------------
      Net loss                                                $        (36.75)  $         (0.35)  $        (44.17)  $         (0.45)
                                                              ===============   ===============   ===============   ===============
Basic shares outstanding                                               18,897            18,711            18,855            18,689
                                                              ===============   ===============   ===============   ===============
Diluted earnings (loss) per share:
    Loss from continuing operations                           $        (37.12)  $         (0.35)  $        (44.75)  $         (0.45)
    Discontinued operations                                              0.37                 -              0.53                 -
    Cumulative effect of change in accounting principle                     -                 -              0.05                 -
                                                              ---------------   ---------------   ---------------   ---------------
      Net loss                                                $        (36.75)  $         (0.35)  $        (44.17)  $         (0.45)
                                                              ===============   ===============   ===============   ===============
Diluted shares outstanding                                             18,897            18,711            18,855            18,689
                                                              ===============   ===============   ===============   ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                                     OCTOBER 1,     DECEMBER 31,
                                                                                         2006            2005
                                                                                    ------------    ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                       $     84,506    $    101,889
    Accounts receivable, net of reserve for doubtul accounts and sales
       allowance of $5,442 at October 1, 2006 and $5,061 at December 31, 2005            312,363         286,029
    Inventories                                                                          150,528         128,681
    Other current assets                                                                 118,563         105,232
    Current assets of discontinued opertations                                                 -          10,975
                                                                                    ------------    ------------
        Total current assets                                                             665,960         632,806
                                                                                    ------------    ------------

Property, plant and equipment, net                                                       467,891         450,379
Goodwill                                                                                 258,040         850,152
Other assets, net of accumulated amortization of $303 at October 1, 2006
     and $19,377 at December 31, 2005                                                     47,828         129,822
Noncurrent assets of discontinued opertations                                                  -          12,050
                                                                                    ------------    ------------
        Total Assets                                                                $  1,439,719    $  2,075,209
                                                                                    ============    ============

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
    Accounts payable                                                                $    216,633    $    261,258
    Accrued liabilities                                                                  215,812         178,153
    Current maturities of long-term debt                                               1,280,856           3,473
    Current liabilities of discontinued opertations                                            -           6,771
                                                                                    ------------    ------------
        Total current liabilities                                                      1,713,301         449,655
                                                                                    ------------    ------------

Long-term debt, net of current maturities                                                  3,550         171,577
Senior unsecured notes                                                                         -         400,000
Senior subordinated notes                                                                      -         523,906
Convertible trust preferred securities subject to mandatory redemption                         -          55,250
Senior notes - derivative instrument adjustment                                                -         (10,781)
Minority interests                                                                         5,312           4,864
Other noncurrent liabilities                                                             146,450         140,813
Noncurrent liabilities of discontinued opertations                                             -             218

Stockholders' investment (deficit):
    Common stock                                                                             189             188
    Additional paid-in capital                                                           351,808         351,994
    Treasury stock at cost                                                                (1,743)         (1,948)
    Accumulated deficit                                                                 (924,208)        (91,528)
    Accumulated other comprehensive income                                               145,060          81,001
                                                                                    ------------    ------------
        Total stockholders' investment (deficit)                                        (428,894)        339,707
                                                                                    ------------    ------------
            Total liabilities and stockholders' investment (deficit)                $  1,439,719    $  2,075,209
                                                                                    ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                     ------------------------------------
                                                                      OCTOBER 1, 2006     OCTOBER 2, 2005
                                                                     ----------------    ----------------
OPERATING ACTIVITIES:
    Loss from continuing operations                                  $       (843,681)   $        (13,463)
    Adjustments to reconcile loss from continuing
      operations to net cash used in operating activities -
        Depreciation and amortization                                          61,396              60,701
        Asset impairment                                                       14,005                   -
        Goodwill impairment                                                   637,306                   -
        Amortization of deferred financing fees                                 3,060               6,270
        Deferred income taxes                                                  61,186               1,169
        Changes in other operating items:
            Accounts receivable                                               (14,919)            (94,988)
            Inventories                                                       (17,264)              7,550
            Other current assets                                               (5,286)            (18,637)
            Accounts payable and accrued liabilities                           (5,668)              2,125
            Other assets, liabilities and non-cash items                       (9,095)             (7,159)
                                                                     ----------------    ----------------

        Net cash used in operating activities                                (118,960)            (56,432)
                                                                     ----------------    ----------------
INVESTING ACTIVITIES:
    Capital expenditures, net                                                 (68,179)            (46,407)
    Other investing items                                                       3,389                   -
                                                                     ----------------    ----------------
        Net cash used in investing activities                                 (64,790)            (46,407)
                                                                     ----------------    ----------------
FINANCING ACTIVITIES:
    Long-term borrowings                                                       76,582             150,000
    Repayments of long-term borrowings                                         (3,338)           (147,281)
    Deferred gain on termination of interest rate swap                              -              11,374
    Net borrowings under revolving credit facilities                           60,781                   -
    Proceeds from issuance of common stock and
       exercise of stock options, net                                             257                 560
    Debt issuance costs                                                        (1,964)             (7,348)
    Other, net                                                                    (99)                (39)
                                                                     ----------------    ----------------
        Net cash provided by financing activities                             132,219               7,266
                                                                     ----------------    ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH
    AND CASH EQUIVALENTS                                                       12,472              (3,153)
                                                                     ----------------    ----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS FROM
    CONTINUING OPERATIONS                                                     (39,059)            (98,726)
CASH FLOW (USE) FROM DISCONTINUED OPERATIONS
    OPERATING ACTIVITIES                                                        4,089               3,392
    INVESTING ACTIVITIES                                                       17,587              (2,564)
                                                                     ----------------    ----------------
    NET CHANGE IN CASH FLOWS FROM DISCONTINUED OPERATIONS                      21,676                 828
CASH AND CASH EQUIVALENTS:
    Beginning of period                                                       101,889             191,568
                                                                     ----------------    ----------------

    End of period                                                    $         84,506    $         93,670
                                                                     ================    ================

SUPPLEMENTAL DISCLOSURE:
    Cash paid for interest                                           $         59,383    $         49,637
    Cash paid for income taxes                                       $         10,983    $         10,564
    Unpaid capital expenditures                                      $          8,781    $          5,696

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

     Revenues and operating results for the nine months ended October 1, 2006 are not necessarily indicative of the results to be expected for the full year.

BANKRUPTCY FILING -- On October 30, 2006, DURA and its United States ("U.S.") and Canadian subsidiaries (the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors' chapter 11 cases are being jointly-administered under Case No. 06-112202 (KJC). The Debtors will continue to operate their businesses as "debtors-in-possession" under the supervision of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. DURA's Latin American, Asian and European subsidiaries were not included in the filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. (See Note 12, Subsequent Events for details on the chapter 11 cases.)

     American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2006. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. DURA adopted SOP 90-7 effective on October 30, 2006 and will segregate those items as outlined above for all reporting periods subsequent to such date.

     The Debtors are currently operating pursuant to chapter 11 under the Bankruptcy Code and continuation of DURA as a going-concern is contingent upon, among other things, the Debtors' ability (i) to comply with the terms and conditions of the DIP financing agreement described in Note 12; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code;
(iii) to reduce unsustainable debt and other liabilities and simplify our complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, any plan of reorganization could materially change amounts reported in our condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under chapter 11.

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

Inventories:

     Inventories are valued substantially at the lower of first-in, first-out cost or market.

           Inventories consisted of the following (in thousands):

                                                       OCTOBER 1,     DECEMBER 31,
                                                          2006            2005
                                                      ------------    ------------
Raw materials                                         $     77,509    $     60,225
Work-in-process                                             33,114          25,018
Finished goods                                              39,905          43,438
                                                      ------------    ------------
                                                      $    150,528    $    128,681
                                                      ============    ============

Other Current Assets:

     Other current assets consisted of the following (in thousands):

                                                       OCTOBER 1,     DECEMBER 31,
                                                          2006            2005
                                                      ------------    ------------
Excess of cost over billings on
  uncompleted tooling projects                        $     63,523    $     48,820
Deferred tax assets                                          3,058          17,978
Income and other tax receivables                            19,103          17,937
Deferred financing costs, net                               18,018               -
Prepaid expenses and other                                  14,861          20,497
                                                      ------------    ------------
                                                      $    118,563    $    105,232
                                                      ============    ============

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

           As a result of the subsequent event of the chapter 11 filing discussed in Note 12, we have classified the majority of our outstanding debt as current at October 1, 2006. As a result, we also have included our deferred financing costs, amounting to approximately $18.0 million, as a current asset. To the extent we extinguish the debt associated with such costs, the deferred financing costs would be written-off in the same period.

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

     In accordance with SFAS No. 142, we perform impairment tests using both a discounted cash flow methodology and a market multiple approach for each of our four reporting units (Control Systems, Body & Glass, Atwood Mobile Products and Other Operating Companies). This impairment test is conducted during the second quarter of each year or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. In connection with our ongoing review of goodwill during our second quarter of 2006, our analysis indicated the reported value of our goodwill in our Control Systems reporting unit, recorded in connection with various acquisitions that have been completed over the last ten years, may be materially impaired. No other impairments were indicated for the other three reporting units. Under SFAS No. 142, we began the step two impairment assessment of the Control Systems' goodwill. At the end of our second quarter, we disclosed that we were unable to make a good-faith estimate of the potential amount or range of amounts of the impairment charge. During our third quarter ended October 1, 2006, we completed our step two impairment analysis and determined that all of the Control Systems reporting unit's goodwill was impaired. Accordingly, we recorded an impairment charge for the total amount of the control systems reporting unit recorded goodwill of approximately $637.3 million. This charge is reflected in facility consolidation, asset impairment and other charges in the October 1, 2006, accompanying condensed consolidated statement of operations. In addition to the completion of our assessment of the Control Systems reporting unit, we also re-assessed the carrying values of our other reporting units during the third quarter, and concluded that no impairment had occurred.

     A summary of the carrying amount of goodwill by reporting unit is as follows (in thousands):

                                                       SYSTEMS        GLASS       MOBILE PRODUCTS   COMPANIES      TOTAL
                                                      ----------    ----------    ---------------   ---------    ----------
Balance, December 31, 2005                            $  592,666    $  186,170       $   71,316     $       -    $  850,152
Currency translation adjustment                           44,640           554                -             -        45,194
Impairment                                              (637,306)            -                -             -      (637,306)
Adjustments                                                    -             -                -             -             -
                                                      ----------    ----------       ----------     ---------    ----------
Balance, October 1, 2006                              $        -    $  186,724       $   71,316     $       -    $  258,040
                                                      ==========    ==========       ==========     =========    ==========

           Other noncurrent assets consisted of the following (in thousands):

                                                       OCTOBER 1,     DECEMBER 31,
                                                          2006            2005
                                                      ------------    ------------
Deferred income taxes                                 $     13,237    $     66,542
Debt financing costs, net                                        -          19,115
Notes receivable                                               250           7,677
Other assets                                                17,169          18,842
Other intangible assets                                     17,172          17,646
                                                      ------------    ------------
                                                      $     47,828    $    129,822
                                                      ============    ============

     The amortization of other intangible assets was not significant for the nine months ended October 1, 2006, or the year ended December 31, 2005.

Accrued Liabilities:

     Accrued liabilities consisted of the following (in thousands):

                                                       OCTOBER 1,     DECEMBER 31,
                                                          2006            2005
                                                      ------------    ------------
Compensation and benefits                             $     89,895    $     83,770
Income and other taxes                                      16,532          43,119
Interest                                                    41,059          16,882
Facility closure and acquisition integrations               28,278           5,638
Warranty and environmental                                   4,224           2,371
Other                                                       35,824          26,373
                                                      ------------    ------------
                                                      $    215,812    $    178,153
                                                      ============    ============

Other Noncurrent Liabilities:

     Other noncurrent liabilities consisted of the following (in thousands):

                                                       OCTOBER 1,     DECEMBER 31,
                                                          2006            2005
                                                      ------------    ------------
Pension and post-retirement benefits                  $     59,452    $     58,589
Facility closure and acquisition integrations               17,595          17,014
Deferred tax liabilities                                    12,990           8,439
Warranty and environmental                                   8,502          12,275
Other                                                       47,911          44,496
                                                      ------------    ------------
                                                      $    146,450    $    140,813
                                                      ============    ============

Revenue Recognition and Sales Commitments:

     We recognize revenue when title passes to our customers, which occurs primarily when products are shipped from our facilities to our customers. At the beginning of a given vehicle's life, we enter into agreements with our customers to produce products. Once such agreements are entered into by us, fulfillment of the customers' purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contacts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amounts of such losses recorded in the third quarter of 2006 were approximately $1.2 million, and approximately $2.1 million year-to-date.

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

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                      ----------------------------    ----------------------------
                                                       OCTOBER 1,      OCTOBER 2,      OCTOBER 1,      OCTOBER 2,
                                                          2006            2005            2006            2005
                                                      ------------    ------------    ------------    ------------
Net loss                                              $   (694,391)   $     (6,584)   $   (832,679)   $     (8,458)
Other comprehensive income:
    Foreign currency translation adjustment                 17,308           3,435          67,486         (49,496)
    Minimum pension liability                                  (16)           (124)           (455)            275
    Derivative instruments                                       -               -               -               -
                                                      ------------    ------------    ------------    ------------
Comprehensive loss                                    $   (677,099)   $     (3,273)   $   (765,648)   $    (57,679)
                                                      ============    ============    ============    ============

Fair Value of Financial Instruments:

     From time to time, we use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We normally designate these contracts at their inception as cash flow hedges. At October 1, 2006, we had no outstanding forward exchange contracts.

     We had outstanding interest rate swaps in the notional amount of $400.0 million that effectively convert the interest on our fixed rate 8.625% senior unsecured notes due May 2012 ("Senior Notes") to a variable rate of 9.18% at October 1, 2006. As a result of filing for Bankruptcy protection on October 30, 2006, these interest rate swaps became immediately payable. These interest rate swap contracts were with various high credit quality major financial institutions and were to expire in April 2012. At their inception, we designated these contracts as fair value hedges. At October 1, 2006, based upon market quotes, our swap contracts outstanding had a negative fair value of approximately $13.8 million, which is reflected in the consolidated balance sheet as debt with a corresponding adjustment to the carrying value of the associated debt (see Note 7). We do not enter into or hold derivatives for trading or speculative purposes.

Common Stock:

     The holder of each share of Class A common stock outstanding is entitled to one vote per share.

Stock Based Awards:

     All grants of stock based awards subsequent to January 1, 2006, are accounted for in accordance with SFAS No. 123(R) "Share-based Payment." On October 27, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all outstanding out-of-the-money unvested stock options; accordingly, all outstanding unvested stock options at that date (2.7 million) issued by us became fully vested. No stock options have been issued since such date.

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

     The accompanying financial statements have been prepared assuming the Company continues as a going concern. As more fully discussed in Note 1 and Note 12, the Company and certain of its subsidiaries filed for chapter 11 protection under the Bankruptcy Code. No adjustments to the accompanying financial statements have been made as a result of this subsequent event.

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

WARRANTY AND ENVIRONMENTAL:

     We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. OEMs are increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to an OEM, an OEM may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. In addition, we are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Some of our operations generate hazardous substances. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any of our current or former properties or at a landfill or another location where we have disposed of wastes, we may be held liable for the contamination, which could be material. Our policy is to record reserves for customer warranty and environmental costs on a case by case basis at the time we believe such amounts are probable and reasonably estimable and to review these determinations on a quarterly basis, or more frequently as additional information is obtained. We have established reserves for issues that are probable and reasonably estimable in amounts management believes are adequate to cover reasonable adverse judgments. We determine our warranty and environmental reserves based on identified claims and the estimated ultimate projected claim cost. The final amounts determined for these matters could differ significantly from recorded estimates. During the quarter ended October 1, 2006, we were notified by one of our customers as to a potential warranty matter. Subsequent to October 1, 2006, we settled such warranty matter, along with a previously outstanding warranty matter to this same customer for approximately $9.0 million. We had previously recorded reserves for our estimated exposure of the known outstanding matter. However, we recorded a charge of $5.4 million related to the final settlement of both matters which is included in the accompanying condensed consolidated statement of operations as of October 1, 2006. We do not carry insurance for warranty or recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. The following presents a summary of our warranty and environmental position (in thousands):

WARRANTY:

                                                       OCTOBER 1,     DECEMBER 31,
                                                         2006            2005
                                                      ------------    ------------
Beginning balance                                     $      8,020    $      8,874
Reductions for payments made                               (11,510)         (3,288)
Additional reserves recorded                                 9,841           2,847
Changes in preexisting reserves                               (114)           (413)
                                                      ------------    ------------
    Ending balance                                    $      6,237    $      8,020
                                                      ============    ============

ENVIRONMENTAL:

                                                       OCTOBER 1,     DECEMBER 31,
                                                         2006            2005
                                                      ------------    ------------
Beginning balance                                     $      6,626    $     17,159
Reductions for payments made                                   (54)           (320)
Changes in preexisting reserves                                (83)        (10,213)
                                                      ------------    ------------
    Ending balance                                    $      6,489    $      6,626
                                                      ============    ============

3. STOCKHOLDERS' INVESTMENT:

Earnings (loss) per Share:

     Basic earnings (loss) per share were computed by dividing net income
(loss) by the weighted average number of Class A common shares outstanding during the quarter. Potential common shares of 5,294,145 and 5,647,018 related to our outstanding stock options were excluded from the computation of diluted earnings per share for continuing and discontinued operations in 2006 and 2005, respectively. Potential common shares of 1,288,630 related to our Preferred Securities were also excluded from the computation of diluted earnings per share for continuing and discontinued operations in 2006 and 2005. Inclusion of both of these potential common shares would have been antidilutive.

     The computations of earnings (loss) per share for the presented periods are as follows: (in thousands, except share amounts):

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                -----------------------------     -----------------------------
                                                                 OCTOBER 1,       OCTOBER 2,       OCTOBER 1,       OCTOBER 2,
                                                                    2006             2005             2006             2005
                                                                ------------     ------------     ------------     ------------
Net loss applicable to common stockholders                      $   (694,391)    $     (6,584)    $   (832,679)    $     (8,458)
                                                                ============     ============     ============     ============

Basic loss per share:
    Loss from continuing operations                             $     (37.12)    $      (0.35)    $     (44.75)    $      (0.45)
    Discontinued operations                                             0.37                -             0.53                -
    Cumulative effect of change in accounting principle                    -                -             0.05                -
                                                                ------------     ------------     ------------     ------------
        Net loss                                                $     (36.75)    $      (0.35)    $     (44.17)    $      (0.45)
                                                                ============     ============     ============     ============

Basic shares outstanding                                              18,897           18,711           18,855           18,689
                                                                ============     ============     ============     ============

Diluted loss per share:
    Loss from continuing operations                             $     (37.12)    $      (0.35)    $     (44.75)    $      (0.45)
    Discontinued operations                                             0.37                -             0.53                -
    Cumulative effect of change in accounting principle                    -                -             0.05                -
                                                                ------------     ------------     ------------     ------------
        Net loss                                                $     (36.75)    $      (0.35)    $     (44.17)    $      (0.45)
                                                                ============     ============     ============     ============

Diluted shares outstanding                                            18,897           18,711           18,855           18,689
                                                                ============     ============     ============     ============

Stock-Based Compensation Plans:

     On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) "Share-Based Payment", requiring us to recognize expense related to the fair value of our stock based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, any stock based compensation expense includes: (a) compensation expense for all stock based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 "Accounting for Stock Based Compensation"; and (b) compensation expense for all stock based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). On October 27, 2005, the Compensation Committee of the Board of Directors approved the acceleration of all out-of-the-money unvested stock options outstanding on that date; accordingly, there was no SFAS 123(R) expense for the nine months ended October 1, 2006.

     The effect of the stock issued under the Employee Stock Purchase Plan was not material for the nine months ended October 1, 2006 and October 2, 2005, respectively. There were no regular options granted during the quarter ended October 2, 2005.

     On May 31, 2006, the Compensation Committee of our Board of Directors granted 1,600,000 performance based share grants to the seven company officers comprising our Leadership Team. The fair value at the grant date was $2.31 per share, and will expire May 31, 2008, if the required performance goal is not obtained as determined by the Compensation Committee. The required performance goal established by the Compensation Committee is the completion of a material improvement in the Company's consolidated balance sheet. The Compensation Committee has concluded that as of October 1, 2006, it is less than likely that the stated goal will be obtained given current industry conditions. Accordingly, no related expense has been recorded in the statement of operations for the three and nine months ended October 1, 2006. Thus, as prescribed by SFAS No. 128, these shares are not included in basic or dilutive earnings per share calculations because the contingency for issuance was not met and because they are anti-dilutive.

     The following tables illustrate our pro forma net income (loss) and pro forma earnings (loss) per share under the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and nine months ended October 2, 2005 (in thousands, except per share amounts):

                                                                THREE MONTHS     NINE MONTHS
                                                                   ENDED            ENDED
                                                                ------------     ------------
                                                                 OCTOBER 2,       OCTOBER 2,
                                                                   2005             2005
                                                                ------------     ------------
Net loss, as reported                                           $     (6,584)    $     (8,458)
   Add: Stock based compensation expense included
     in reported net loss, net of tax                                      -                -

   Deduct:  Stock based compensation expense determined
     under fair value method for all awards, net of tax                 (944)          (2,627)
                                                                ------------     ------------
Net loss                                                        $     (7,528)    $    (11,085)
                                                                ============     ============

Basic loss per share
    As Reported                                                 $      (0.35)    $      (0.45)
    Pro Forma                                                   $      (0.40)    $      (0.59)
Diluted loss per share
    As Reported                                                 $      (0.35)    $      (0.45)
    Pro Forma                                                   $      (0.40)    $      (0.59)

     The following table summarizes the stock option transactions for the nine months ended October 1, 2006:

                                                     WEIGHTED-
                                      WEIGHTED-       AVERAGE
                                       AVERAGE       REMAINING
                         SHARES        EXERCISE      CONTRACTUAL     AGGREGATE
                         UNDER        PRICE PER       TERM (IN       INTRINSIC
                         OPTION         SHARE          YEARS)         VALUE
                      ------------   ------------   ------------   ------------
Outstanding,
  December 31, 2005      5,751,268   $      10.15            6.8   $          -
    Granted                      -              -              -              -
    Exercised                    -              -              -              -
    Forfeited             (457,123)          9.54              -              -
                      ------------   ------------   ------------   ------------
Outstanding,
  October 1, 2006        5,294,145          10.27            6.3              -
                      ============   ============   ============   ============

4. DISCONTINUED OPERATIONS:

     At October 1, 2006, we had remaining accruals related to the divestiture of our Mechanical Assemblies Europe business from the fourth quarter of 2002 of $15.4 million, primarily relating to the future net lease costs on facilities retained by us, which are through 2021. Included in the $15.4 million is $3.0 million of acquisition integration reserves related to facility closures.

     The activity relating to accruals for discontinued operations for the nine months ended October 1, 2006, and October 2, 2005, are as follows (in thousands):

                                                                     NINE MONTHS ENDED
                                                                -----------------------------
                                                                 OCTOBER 1,       OCTOBER 2,
                                                                   2006             2005
                                                                ------------     ------------
Beginning balance                                               $     17,824     $     17,474
Reductions for payments made                                            (303)            (303)
Changes in pre-existing reserves                                      (2,903)               -
Accretion                                                                316              316
Foreign exchange impact                                                  454             (300)
                                                                ------------     ------------
    Ending balance                                              $     15,388     $     17,187
                                                                ============     ============

       On September 25, 2006, we completed the sale of DURA Automotive Systems Kohler GmbH to an entity controlled by Hannover Finanz GmbH, headquartered in Hannover, Germany. The sale agreement was executed on September 22, 2006, subject to the transfers of funds which occurred on September 25, 2006. The Company received approximately $18.5 million in net cash consideration for the sale. No continuing business relationship exists between this former subsidiary and the Company. The divestiture is part of DURA's evaluation of strategic alternatives for select German operations, as previously announced on February 9, 2006.

       In accordance with SFAS No. 144, the DURA Automotive Systems Kohler GmbH operating results, and the gain on the sale, have been shown as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

       Summarized operating results for DURA Automotive Systems Kohler GmbH and its sale included in discontinued operations are (in thousands):

                                                                     THREE MONTHS ENDED:               NINE MONTHS ENDED:
                                                              OCTOBER 1, 2006  OCTOBER 2, 2005  OCTOBER 1, 2006  OCTOBER 2, 2005
                                                              ---------------  ---------------  ---------------  ---------------
Revenue                                                         $     12,261     $     12,642     $     38,910     $     39,810
Gross profit                                                             914            1,706            4,267            5,230
Operating income                                                         735            1,526            3,719            4,647
Income before income taxes                                               747            1,542            3,769            4,685
Income taxes                                                             243              588            1,274            1,786
Gain on sale of operation, net of                                      7,596                -            7,596                -
  income taxes of $168
Net income                                                             8,100              954           10,091            2,899

       Other discontinued operations expenses relate to period exit activities charges associated with previously sold operations.

      DURA Automotive Systems Kohler GmbH`s assets and liabilities reclassified to discontinued operations at December 31, 2005, were as follows (in thousands):

CURRENT ASSETS OF DISCONTINUED OPERATIONS:
    Accounts receivables                                        $     5,090
    Inventories                                                       3,467
    Other current assets                                              2,418
                                                                -----------
                                                                $    10,975
                                                                ===========

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS:
    Property, plant and equipment, net                          $     7,879
    Other noncurrent assets                                           4,171
                                                                -----------
                                                                $    12,050
                                                                ===========

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS:
    Accounts payable                                            $     4,302
    Accrued expenses                                                  2,469
                                                                -----------
                                                                $     6,771
                                                                ===========

OTHER NONCURRENT LIABILITIES                                    $       218
                                                                ===========

5. FACILITY CONSOLIDATION, ASSET IMPAIRMENT AND OTHER CHARGES:

     In the nine months ended October 1, 2006, we recorded facility consolidation, asset impairment and other charges of $677.3 million, consisting of severance costs of $25.0 million (of which $4.0 million was related to the 510 Plan, which is described below), asset impairments of $651.2 million ($637.3 million for goodwill impairment, $4.7 million for fixed asset impairments and $9.2 million for other impairments) and facility closure and other exit activity costs of $1.1 million.

     Facility Consolidation. In February 2006, we announced an operational restructuring plan designed to enhance performance optimization, worldwide efficiency and financial results. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect to complete this action by year end 2007. Cash expenditures for the restructuring plan are expected to be approximately $100 million, which includes capital expenditures between $25 and $35 million. Restructuring cash expenses will relate primarily to employee severance, facility closure and product move costs. The restructuring plan will be financed with cash on hand and availability under the DIP Credit Agreement (see Note 12 - Subsequent events). Should funds under the pending DIP Credit Agreement not be available to fund the restructuring plan and/or our ongoing cash requirements for operations, we may be required to modify our plan.

     On July 27, 2006, we announced an additional operational restructuring plan to reduce our indirect workforce by 510 individuals. The rationale for this workforce reduction is to more appropriately align our indirect workforce with current sales volumes. We anticipate having this goal accomplished by the end of 2006.

     Major ongoing and completed restructuring actions from 2004 to October 1, 2006, are as follows.

       - We have notified in August 2006 employees at our Stratford, Ontario, Canada, plant that the facility will close sometime in 2007. The current production will be transferred to other Dura facilities. A severance charge of $5.1 million for this site was recorded in the third quarter of 2006.

       - In May 2006, we announced that we would close our Brantford, Ontario Canada, manufacturing facility by June 2007. Brantford's current production will be transferred to other DURA facilities to improve overall capacity utilization. Severance related charges of $1.9 million have been recorded in 2006; all of which was recorded in the second quarter of 2006.

       - In June 2006, we announced the proposed closing of our manufacturing facility in Llanelli, United Kingdom, in order to improve our overall capacity utilization. At that time, we were in the consultation process with Llanelli`s AMICUS trade union concerning the proposed closing, and therefore could not determined if the plant would in fact be closed. In August of 2006, it was determined that the Llanelli plant will be closed after completion of negotiations with the trade union. Facility consolidation charges recorded in 2006 totaled $8.0 million, of which $7.6 million were severance related charges, $0.2 million were asset impairment related charges and $0.2 million of other restructuring charges were recorded.

       - We incurred year-to-date 2006 severance related charges of $0.4 million for one of our Spanish facilities, of which $0.2 was recorded during the third quarter of 2006.

       - We notified our LaGrange, Indiana, plant employees in July 2006 that we intended to close the facility. Current production will be transferred to other Dura facilities. Negotiations were completed in the third quarter of 2006, with the respective union and we recorded $4.3 million of severance related charges.

       - We incurred in the third quarter of 2006 Lawrenceburg facility costs of $6.0 million relating to facility consolidation costs.

       - In 2004 we announced a plan to exit our Brookfield, Missouri, facility and combine the business with other operations. This action is complete and resulted in year-to-date 2006 total charges of $0.1 million, which was recorded during the second quarter of 2006. In 2005, we incurred charges of $0.9 million.

       - During the fourth quarter of 2005, we began the streamlining of a North American plant that will be completed in 2007. Certain employee severance related charges totaling $1.4 million were incurred, of which $1.3 million was recorded in the fourth quarter of 2005. Additional severance related charges of $0.1 million were recorded in the second quarter of 2006. These amounts related to our announced February 2006 operational restructuring plan. An additional $1.6 million of 510 Plan severance related expenses were recorded in the third quarter of 2006 for this site.

       - During the third quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline an Einbeck, Germany, manufacturing operation. This action is substantially completed and resulted in severance costs of $1.2 million in relation to the 50 Cubed restructuring Plan and $0.3 million in relation to the 510 plan in the third quarter of 2006.

       - During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter of 2005, we received approval for this action from the appropriate Workers' Council and Union. Full identification of the actual employees has been substantially completed. Total severance costs of $4.0 million are expected upon final identification of all applicable employees. Approximately $3.5 million has already been recorded, including $0.3 million for the nine months ended October 1, 2006. In addition, the Plettenberg facilities recorded severance related costs of $1.4 million in relation to the 510 Plan.

       - During the first quarter of 2005, we announced a plan to centralize our enterprise resource planning systems and centralize many of our functional operations to better align with current business levels. These actions are ongoing domestically as we continue to migrate our operations. We are unable to estimate future severance costs as applicable employees have not been identified. Approximately $1.3 million of severance related charges were incurred in 2005. No significant additional costs have been incurred for the nine months ended October 1, 2006. We have not formalized the total impact to our international operations, since meaningful migration and centralization will not begin until early 2007. We continue to expect that upwards of 200 individuals in total could be impacted. We have not yet specifically identified which individuals or group of individuals will be impacted, or in which international locations they reside. Therefore, we are not able to estimate the termination liability impact at this time. We do expect, however, that the international termination costs for this action will exceed the related estimate for our U.S. operations.

Asset Impairments. For the nine months ended October 1, 2006, and October 2, 2005, we recorded $13.9 million and $1.3 million, respectively, of asset impairment charges related to prior facility consolidation actions (excluding goodwill impairment). These charges are reflected as facility consolidation, asset impairments and other charges in the condensed consolidated statements of operations and were accounted for in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Goodwill and Other Intangible Assets".

     In the third quarter of 2006, we completed our Step Two analysis under SFAS No. 142 for our Control Systems reporting unit's goodwill. This analysis indicated a significant impairment of the goodwill, and accordingly we fully impaired the Control Systems reporting unit's goodwill and recorded a charge of $637.3 million.

     In November 2001, we entered into a definitive agreement to divest our Plastic Products business for total proceeds of $41.0 million. The transaction closed on January 28, 2002. Two members of our Board of Directors are members of management of an investor group, which is the general partner of the controlling shareholder of the acquiring company. We currently hold a note receivable from the acquiring company for $6.0 million. Payments are due on this note receivable of $4.0 million in February 2007 and $2.0 million in February 2008. Based upon our evaluation as to the likelihood that the acquiring company would be able to pay the required amounts, given its current deteriorating financial condition and the subordination of this note to its other creditors, we have provided a full valuation allowance against the note receivable. The valuation is reflected in facility consolidation, asset impairment and other charges. In 2001, we recognized the loss on the sale of the unit in other charges.

    Additional impairment charges in 2006 related to approximately $6 million of charges related to certain equipment and other assets as a result of production movements associated with the February 2006 operational restructuring plan.

    A rollforward of the accruals for facility consolidation, asset impairments and other charges by quarter for the nine months ended October 1, 2006 is as follows (in thousands):

                                                                  EMPLOYEE          ASSET          FACILITY
                                                                 TERMINATION      IMPAIRMENT      CLOSURE AND
                                                                  BENEFITS         CHARGES        OTHER COSTS         TOTAL
                                                                ------------     ------------     ------------     ------------
Balance December 31, 2005                                       $      3,952     $          -     $        521     $      4,473
Adjustments/Charges                                                      523            1,630              419            2,572
Cash utilizations                                                       (808)               -             (335)          (1,143)
Noncash foreign exchange impact and other                                 33           (1,630)              34           (1,563)
                                                                ------------     ------------     ------------     ------------
Balance April 2, 2006                                                  3,700                -              639            4,339
                                                                ------------     ------------     ------------     ------------
Adjustments/Charges                                                    2,286                -              592            2,878
Cash utilizations                                                       (336)               -             (704)          (1,040)
Noncash foreign exchange impact and other                               (502)               -              (37)            (539)
                                                                ------------     ------------     ------------     ------------
Balance July 2, 2006                                                   5,148                -              490            5,638
                                                                ------------     ------------     ------------     ------------
Adjustments/Charges                                                   22,228           12,345              (17)          34,556
Cash utilizations                                                     (1,934)               -              (66)          (2,000)
Noncash foreign exchange impact and other                                148          (12,345)              51          (12,146)
                                                                ------------     ------------     ------------     ------------
Balance October 1, 2006                                         $     25,590     $          -     $        458     $     26,048
                                                                ============     ============     ============     ============

6. ACQUISITION INTEGRATIONS:

     We have developed and implemented the majority of the facility consolidation plans designed to integrate the operations of our past acquisitions. As of October 1, 2006, we have $4.4 million of purchase liabilities recorded in conjunction with the acquisitions, principally related to costs associated with the shutdown and consolidation of certain acquired facilities. No costs were incurred or charged to these reserves during the nine months ended October 1, 2006.

7.    LONG-TERM DEBT:

     Long-term debt consisted of the following (in thousands):

                                                                                OCTOBER 1,      DECEMBER 31,
                                                                                   2006             2005
                                                                               ------------     ------------
Credit Agreement:
    Revolving credit facility                                                  $     78,281     $     17,500
    Second lien term loan                                                           225,000          150,000
Senior unsecured notes                                                              400,000          400,000
Senior subordinated notes                                                           533,416          523,906
Convertible trust preferred securities subject to mandatory redemption               55,250           55,250
Senior notes - derivative instrument adjustment                                     (13,755)         (10,781)
Other                                                                                 6,214            7,550
                                                                               ------------     ------------
                                                                                  1,284,406        1,143,425
Less - Current maturities                                                        (1,280,856)          (3,473)
                                                                               ------------     ------------
                                                                               $      3,550     $  1,139,952
                                                                               ============     ============

     Our wholly-owned subsidiary, Dura Operating Corp. (the "DOC"), did not make the $17.3 million interest payment due on October 16, 2006, on DOC's outstanding 8-5/8% Senior Notes due 2012 (the "Notes"). The Indenture relating to the Notes (the "Indenture") provides a 30 day grace period before the nonpayment of interest due on the Notes will constitute an event of default under the Indenture. Upon any such event of default, BNY Midwest Trust Company, the Trustee under the Indenture (the "Trustee"), or the holders of at least 25% in principal amount of the outstanding Notes, would be entitled to declare all of the Notes to be due and payable immediately. In addition, under the Indenture, following the 30 day grace period, the Trustee could pursue any available remedy to collect the payment of principal and interest on the Notes or to enforce the performance of any provision of the Notes or the Indenture. Under the Indenture, the Company must pay interest on overdue installments of interest without regard to any grace period at the rate of 9-5/8% per annum. Currently $400.0 million in aggregate principal amount of the Notes is outstanding.

     The failure by us to make the interest payment on the Notes constituted an immediate event of default under our asset-based revolving credit facility. The failure by us to make the interest payment on the Notes upon the expiration of the 30 day grace period will also constitute an event of default under our outstanding 9% Senior Subordinated Notes due 2009 and Second Lien Term Loan. Upon any such event of default, the applicable trustee or administrative agent, as the case may be, or the holders of at least 25% in principal amount of the outstanding series of Senior Subordinated Notes or Second Lien Term Loan, will be entitled to declare all such indebtedness to be due and payable immediately.

     In addition, as permitted under the terms of the Dura Automotive Capital Trust and the underlying 7 -1/2% convertible Subordinated Debentures due 2028 issued by DURA to the Capital Trust, DURA elected to defer the dividends and the underlying interest payments due September 30, 2006, on the debentures. DURA is permitted to defer the underlying interest payments on the Debentures for up to 20 consecutive quarters. This is the first such deferral by DURA.

     Additionally, the filing for protection under the United States Bankruptcy Code by us on October 30, 2006, is an event of default under substantially all of our debt agreements. Accordingly, all debt on which we have defaulted has been classified as current (see Note 12 for further discussion).

DEBT IN DEFAULT

     The following borrowings represent the debt agreements under which were are in default.

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

     Interest under the Credit Facilities is based on LIBOR. The Second Lien Term Loan was due and payable in its entirety in May 2011. The Credit Agreement is an asset-backed revolving credit facility, which is supported by a borrowing base that is calculated monthly. Availability under the Credit Agreement is determined by advances against eligible accounts receivables, eligible inventory balances and certain fixed assets. No amounts are currently available under the Credit Agreement as a result of our defaults, as discussed above. Our borrowings under the Credit Agreement are secured by a first priority lien on certain U.S. and Canadian assets and a 65% pledge of the stock of our foreign subsidiaries. Our borrowings under the Second Lien Term Loan are secured by a second priority lien on all of the U.S. assets and a 65% pledge of the stock of certain of foreign subsidiaries. The Credit Agreement contains various restrictive covenants, which among other things: limit indebtedness, investments, capital expenditures and certain dividends.

     In April 2002, we completed the offering of $350.0 million 8.625% Senior Unsecured Notes, which are due April 2012. The interest on the 2002 Senior Unsecured Notes is payable semi-annually each April and October. Principal was payable in full in April 2012. In November 2003, we completed an additional Senior Unsecured Notes offering of $50.0 million, which is due April 2012. The interest on the 2003 Senior Unsecured Notes is payable semi-annually each April and October.

     We have $536.2 million of 9% Senior Subordinated Notes, which are due May 2009, outstanding as of October 1, 2006. The interest on the Senior Subordinated Notes is payable semi-annually each May and November. These notes are collateralized by guarantees of certain DURA subsidiaries. Face value of the Senior Subordinated Notes consists of $409.1 million denominated in U.S. dollars and $127.1 million denominated in Euros at October 1, 2006.

     In March 1998, Dura Automotive Systems Capital Trust (the "Issuer"), a wholly owned statutory business trust of DURA, completed the offering of its Preferred Securities. The Preferred Securities are currently redeemable, in whole or part, and were to be redeemed no later than March 2028. The Preferred Securities are convertible at the option of the holder into our Class A common stock at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42.875 per share. The net proceeds of the offering were used to repay outstanding indebtedness. We were required to adopt FIN 46 to variable interest entities effective December 31, 2003. The application of FIN 46 resulted in the reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority Interest - Dividends on Trust Preferred Securities, Net, are classified in the statement of operations as a component of interest expense on a gross basis, prospectively, for periods subsequent to December 31, 2003. No separate financial statements of the Issuer have been included herein. We do not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer are owned, directly or indirectly, by DURA, a reporting company under the Exchange Act; (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 7.5% convertible subordinated debentures due March 2028 issued by DURA; and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by DURA.

     We had outstanding interest rate swaps in the notional amount of $400.0 million that effectively converts the interest on our Senior Notes to a variable rate of 9.18% at October 1, 2006. As a result of filing for chapter 11 under the Bankruptcy Code on October 30, 2006 (see Note 12), these interest rate swaps were terminated. Accordingly, in November 2006 we were requested to, and did settle these outstanding interest rate swap contracts with a liability of $12.2 million. This actual payment will be made when the First Lien Facility is refinanced. This termination resulted in the unwinding of the hedge and will result in a charge to income in November 2006 for this amount. These interest rate swap contracts were with various high credit quality major financial institutions and expire in April 2012. At their inception, we designated these contracts as fair value hedges. At October 1, 2006, based upon market quotes, our swap contracts outstanding had a negative fair value of $13.8 million.

     We use standby letters of credit to guarantee our performance under various contracts and arrangements. These letter of credit contracts expire annually and are usually extended on a year-to-year basis. As of October 1, 2006, we had outstanding letters of credit of $19.5 million.

MARKET RISKS

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

     From time to time, we may also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. There were no contracts outstanding at October 1, 2006.

8. NEW AND PROPOSED ACCOUNTING PRONOUNCEMENTS:

     The Emerging Issues Task Force ("EITF") released EITF Issue No. 05-05, "Accounting for Early Retirement or Post Employment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements)". Altersteilzeit (ATZ) in Germany is an early retirement program designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. Effective, January 1, 2006, we adopted EITF Issue 05-05, which resulted in a favorable impact of $1.0 million, net of income taxes of $0.7 million, to net income for the nine months ended October 1, 2006. This amount is reflected in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle.

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

     In June 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes", an interpretation of FAB Statement No. 109 (FIN
48). This interpretation is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the requirements of FIN 48 and its impact to us.

9. DEFINED BENEFIT PLANS AND POST-RETIREMENT BENEFITS:

     We sponsor 13 defined benefit plans that cover certain hourly and salaried employees in North America and certain European countries. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have 9 postretirement medical benefit plans for certain employee groups and have recorded a liability for its estimated obligation under these plans.

     The components of net periodic benefit costs are as follows (in thousands):

                                                                                                     POSTRETIREMENT BENEFITS
                                                                     PENSION BENEFITS                  OTHER THAN PENSIONS
                                                                     THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                              --------------------------------  --------------------------------
                                                              OCTOBER 1, 2006  OCTOBER 2, 2005  OCTOBER 1, 2006  OCTOBER 2, 2005
                                                              ---------------  ---------------  ---------------  ---------------
Service cost                                                    $        576     $        543     $        213     $        158
Interest cost                                                          2,066            2,066              277              301
Expected return on plan assets                                        (1,653)          (1,652)               -                -
Amortization of prior service cost                                       274              269              (27)               -
Recognized actuarial loss                                                747              371               60               (2)
                                                                ------------     ------------     ------------     ------------
Net periodic benefit cost                                       $      2,010     $      1,597     $        522     $        457
                                                                ============     ============     ============     ============

                                                                                                     POSTRETIREMENT BENEFITS
                                                                     PENSION BENEFITS                  OTHER THAN PENSIONS
                                                                     NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                              --------------------------------  --------------------------------
                                                              OCTOBER 1, 2006  OCTOBER 2, 2005  OCTOBER 1, 2006  OCTOBER 2, 2005
                                                              ---------------  ---------------  ---------------  ---------------
Service cost                                                    $      1,714     $      1,675     $        631     $        528
Interest cost                                                          6,169            6,236              825            1,101
Expected return on plan assets                                        (4,939)          (4,947)               -                -
Amendments/curtailments                                                    -                -                -           (3,441)
Amortization of prior service cost                                       767              858              (82)               -
Recognized actuarial loss                                              2,232            1,108              178              136
                                                                ------------     ------------     ------------     ------------
Net periodic benefit cost                                       $      5,942     $      4,930     $      1,551     $     (1,676)
                                                                ============     ============     ============     ============

     We previously disclosed in our financial statements for the year ended December 31, 2005, that we expected to contribute $8.5 million to our pension plans and $1.3 million to our post-retirement medical benefit plans in 2006. As of October 1, 2006, $7.3 million and $0.8 million in contributions have been made to the pension and postretirement benefit plans, respectively. We anticipate contributing an additional $0.8 million to our pension plans and $0.5 million to our post-retirement medical benefit plans in 2006 for total estimated contributions of $9.4 million.

10. INCOME TAXES:

     During our 2006 evaluation of deferred tax assets, we concluded, during our second quarter, that the current relevant negative evidence was more pervasive than in prior periods and indicated we would more likely than not, not realize our U.S. deferred tax assets. Accordingly, we provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets amounting to $173.8 million as of October 1, 2006.

     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. During our second quarter, we recorded a valuation allowance of $90.8 million against U.S. deferred tax assets recorded as of December 31, 2005. Additionally, an approximate $83.0 million valuation adjustment was provided for against potential U.S. deferred taxes associated with the U.S. tax losses incurred in the first nine months of 2006 ($26.4 million provided as of July 2, 2006 representing the additional U.S. tax losses incurred during the period and an additional $56.6 million provided in the three months ended October 1, 2006, representing the additional U.S. tax losses incurred during the respective period plus the reduction of the deferred tax liability related to goodwill noted below). We have also provided an approximate $1.5 million valuation adjustment for foreign operating losses incurred in the first nine months of 2006. The valuation allowance is based on our review of all available positive and negative evidence, including our past and future performance in the jurisdictions in which we operate, the market environment in which we operate, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. Management continued to believe there is overwhelming negative evidence that the related deferred tax assets would not be realized (also see
Note 12). Prior to July 2, 2006, management had concluded that the positive evidence outweighed the negative evidence. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net current and noncurrent U.S. deferred tax liability as of October 1, 2006, was $3.5 million. This reflects a reduction of the U.S. deferred liability (which is entirely related to the timing difference of deductible goodwill) of $31.3 million as a result of the tax benefit on a portion of the goodwill impairment charge recorded (see Note 2). In addition during 2003 and 2004, we recorded total losses from discontinued operations of $129.4 million related to the disposition of the Mechanical Assemblies Europe business. We have not recorded tax benefits for these losses as we believe it is more likely than not that such benefits will not be realized.

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

                          DURA AUTOMOTIVE SYSTEMS, INC.
           CONDENSED CONSOLIDATING BALANCE SHEET AS OF OCTOBER 1, 2006
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                             DURA                          NON-
                                                          OPERATING      GUARANTOR      GUARANTOR
                                                            CORP.        COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                        ------------    ------------   ------------   ------------    ------------
                     ASSETS
Current assets:
    Cash and cash equivalents                           $      3,448    $         64   $     80,994   $          -    $     84,506
    Accounts receivable, net                                  27,423          94,596        190,344              -         312,363
    Inventories                                               10,733          63,791         76,004              -         150,528
    Other current assets                                      37,285          13,641         67,637              -         118,563
    Due from affiliates                                      206,483          28,893         36,132       (271,508)              -
                                                        ------------    ------------   ------------   ------------    ------------
      Total current assets                                   285,372         200,985        451,111       (271,508)        665,960
                                                        ------------    ------------   ------------   ------------    ------------
Property, plant and equipment, net                            58,156         109,214        300,521              -         467,891
Investment in subsidiaries                                   342,836          28,844        160,873       (532,553)              -
Notes receivable from affiliates                             474,960         421,894         38,261       (935,115)              -
Goodwill, net                                                228,000          21,927          8,113              -         258,040
Other assets, net                                             18,730          10,088         19,010              -          47,828
                                                        ------------    ------------   ------------   ------------    ------------
      Total Assets                                      $  1,408,054    $    792,952   $    977,889   $ (1,739,176)   $  1,439,719
                                                        ============    ============   ============   ============    ============

          LIABILITIES AND STOCKHOLDERS'
                     DEFICIT
Current liabilities:
    Accounts payable                                    $     48,960    $     30,656   $    137,017   $          -    $    216,633
    Accrued liabilities                                       78,197          18,822        118,793              -         215,812
    Current maturities of long-term debt                   1,278,416               -          2,440              -       1,280,856
    Due to affiliates                                         56,191         185,025         30,292       (271,508)              -
                                                        ------------    ------------   ------------   ------------    ------------
        Total current liabilities                          1,461,764         234,503        288,542       (271,508)      1,713,301
                                                        ------------    ------------   ------------   ------------    ------------
Long-term debt, net of current maturities                          -               -          3,550              -           3,550
Senior unsecured notes                                             -               -              -              -               -
Senior subordinated notes                                          -               -              -              -               -
Convertible trust preferred securities subject to
   mandatory redemption                                            -               -              -              -               -
Senior notes - derivative instrument adjustment                    -               -              -              -               -
Other noncurrent liabilities                                  82,847             917         62,686              -         146,450
Minority interest                                                  -               -          5,312              -           5,312
Notes payable to affiliates                                  435,155         275,712        224,248       (935,115)              -
                                                        ------------    ------------   ------------   ------------    ------------
    Total liabilities                                      1,979,766         511,132        584,338     (1,206,623)      1,868,613
                                                        ------------    ------------   ------------   ------------    ------------
Stockholders' investment (deficit), net                     (571,712)        281,820        393,551       (532,553)       (428,894)
                                                        ------------    ------------   ------------   ------------    ------------
    Total Liabilities and
       Stockholders' investment (deficit)               $  1,408,054    $    792,952   $    977,889   $ (1,739,176)   $  1,439,719
                                                        ============    ============   ============   ============    ============

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
                                OCTOBER 1, 2006
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                             DURA                          NON-
                                                          OPERATING      GUARANTOR      GUARANTOR
                                                            CORP.        COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                        ------------    ------------   ------------   ------------    ------------
Revenues                                                $     52,730    $    154,141   $    271,477   $     (2,519)   $    475,829
Cost of sales                                                 56,240         156,079        264,116         (2,519)        473,916
                                                        ------------    ------------   ------------   ------------    ------------
 Gross profit (loss)                                          (3,510)         (1,938)         7,361              -           1,913
Selling, general and administrative expenses                  20,008           6,476         14,507              -          40,991
Facility consolidation, asset impairment
 and other charges                                           159,245         117,336        395,281              -         671,862
Amortization expense                                              56              46              4              -             106
                                                        ------------    ------------   ------------   ------------    ------------
 Operating loss                                             (182,819)       (125,796)      (402,431)             -        (711,046)

Interest expense, net                                         25,695             344          3,932              -          29,971
                                                        ------------    ------------   ------------   ------------    ------------
 Loss from continuing operations before provision for
   income taxes and minority interest                       (208,514)       (126,140)      (406,363)             -        (741,017)

Provision (benefit) for income taxes                         (32,242)             30         (7,496)             -         (39,708)
Equity in (earnings) losses of affiliates, net               520,806               -         31,567       (552,254)            119
Dividends to/(from) affiliates                                (1,190)              -              -          1,190               -
                                                        ------------    ------------   ------------   ------------    ------------
 Loss from continuing operations                            (695,888)       (126,170)      (430,434)       551,064        (701,428)

Income from discontinued operations, net                       1,498               -          5,539              -           7,037
                                                        ------------    ------------   ------------   ------------    ------------
 Net loss                                               $   (694,390)   $   (126,170)  $   (424,895)  $    551,064    $   (694,391)
                                                        ============    ============   ============   ============    ============

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED
                                OCTOBER 1, 2006
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                             DURA                          NON-
                                                          OPERATING      GUARANTOR      GUARANTOR
                                                            CORP.        COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                        ------------    ------------   ------------   ------------    ------------
Revenues                                                $    184,812    $    550,903   $    881,953   $    (10,784)   $  1,606,884
Cost of sales                                                197,256         517,693        811,955        (10,784)      1,516,120
                                                        ------------    ------------   ------------   ------------    ------------
    Gross profit (loss)                                      (12,444)         33,210         69,998              -          90,764

Selling, general and administrative expenses                  49,273          20,766         45,362              -         115,401
Facility consolidation, asset impairment
 and other charges                                           159,245         119,699        398,368              -         677,312
Amortization expense                                             167             137             12              -             316
                                                        ------------    ------------   ------------   ------------    ------------
    Operating loss                                          (221,129)       (107,392)      (373,744)             -        (702,265)
Interest expense, net                                         75,632           1,078          8,304              -          85,014
                                                        ------------    ------------   ------------   ------------    ------------
    Loss from continuing operations
      before provision for income taxes, equity in
      losses of affiliates, and minority interest           (296,761)       (108,470)      (382,048)             -        (787,279)

Provision (benefit) for income taxes                          60,059              30         (4,016)             -          56,073
Equity in (earnings) losses of affiliates, net               480,996               -         30,233       (510,900)            329
Dividends from affiliates                                     (3,640)              -              -          3,640               -
                                                        ------------    ------------   ------------   ------------    ------------
    Loss from continuing operations                         (834,176)       (108,500)      (408,265)       507,260        (843,681)

Cumulative effect of change in accounting
   principle, net                                                  -               -          1,020              -           1,020

Income from discontinued operations, net                       1,497               -          8,485              -           9,982
                                                        ------------    ------------   ------------   ------------    ------------
    Net loss                                            $   (832,679)   $   (108,500)  $   (398,760)  $    507,260    $   (832,679)
                                                        ============    ============   ============   ============    ============

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                OCTOBER 1, 2006
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                             DURA                          NON-
                                                          OPERATING      GUARANTOR      GUARANTOR
                                                            CORP.        COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                        ------------    ------------   ------------   ------------    ------------
OPERATING ACTIVITIES:
Loss from continuing operations                         $   (834,175)   $   (108,500)  $   (408,266)  $    507,260    $   (843,681)
Adjustments to reconcile income (loss)
    from continuing operations to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                              7,830          14,589         38,977              -          61,396
    Amortization of deferred financing fees                    3,060               -              -              -           3,060
    Goodwill                                                 152,905         106,847        377,554              -         637,306
    Deferred income taxes                                     59,479               -          1,707              -          61,186
    Equity in earnings of affiliates and
      minority interest                                            -               -            329              -             329
    Changes in other operating items                          34,439         (45,270)       (28,802)             -         (39,633)
                                                        ------------    ------------   ------------   ------------    ------------
    Net cash provided by (used in) operating
     activities                                             (576,462)        (32,334)       (18,501)       507,260        (120,037)
                                                        ------------    ------------   ------------   ------------    ------------
INVESTING ACTIVITIES:
Capital expenditures, net and other investing items          442,393          36,077        (32,360)      (510,900)        (64,790)
                                                        ------------    ------------   ------------   ------------    ------------
    Net cash used in investing activities                    442,393          36,077        (32,360)      (510,900)        (64,790)
                                                        ------------    ------------   ------------   ------------    ------------
FINANCING ACTIVITIES:
Long-term borrowings                                         136,114               -              -              -         136,114
Repayments of long-term borrowings                            (2,298)              -         (1,039)             -          (3,337)
Purchase of treasury shares and other                              -          (3,640)         2,226          3,640           2,226
Debt financing (to) from affiliates                                -               -              -              -               -
Proceeds from issuance of common stock
   and exercise of stock options                                 257               -              -              -             257
Debt issuance costs                                           (1,964)              -              -              -          (1,964)
Deferred gain on termination of interest rate swap                 -               -              -              -               -
Dividends paid                                                     -               -              -              -               -
                                                        ------------    ------------   ------------   ------------    ------------
    Net cash provided by (used in) financing
      activities                                             132,109          (3,640)         1,187          3,640         133,296
EFFECT OF EXCHANGE RATE CHANGES ON CASH                            -               -         12,472              -          12,472
                                                        ------------    ------------   ------------   ------------    ------------
NET CHANGE IN CASH AND CASH
    EQUIVALENTS FROM CONTINUING
    OPERATIONS                                                (1,960)            103        (37,202)             -         (39,059)

CASH FLOWS FROM DISCONTINUED
  OPERATIONS
    OPERATING ACTIVITIES                                       1,497               -          2,592              -           4,089
    INVESTING ACTIVITIES                                           -               -         17,587              -          17,587
                                                        ------------    ------------   ------------   ------------    ------------
NET CHANGE IN CASH FLOWS FROM
  DISCONTINUED OPERATIONS                                      1,497               -         20,179              -          21,676

CASH AND CASH EQUIVALENTS:
Beginning of period                                            3,911             (40)        98,018              -         101,889
                                                        ------------    ------------   ------------   ------------    ------------
End of period                                           $      3,448    $         63   $     80,995   $          -    $     84,506
                                                        ============    ============   ============   ============    ============

                          DURA AUTOMOTIVE SYSTEMS, INC.
          CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                             DURA                          NON-
                                                          OPERATING      GUARANTOR      GUARANTOR
                                                            CORP.        COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                        ------------    ------------   ------------   ------------    ------------
                                                                                  (AMOUNTS IN THOUSANDS)
                                                                                          ASSETS
Current assets:
   Cash and cash equivalents                            $      3,911    $        (40)  $     98,018   $          -    $    101,889
   Accounts receivable, net of allowances of $5,061           39,630          88,508        157,891              -         286,029
   Inventories                                                10,018          55,142         63,521              -         128,681
   Other current assets                                       30,247           9,635         65,350              -         105,232
   Current assets of discontinued operations                       -               -         10,975              -          10,975
   Due from affiliates                                       180,078          23,841          7,481       (211,400)              -
                                                        ------------    ------------   ------------   ------------    ------------
     Total current assets                                    263,884         177,086        403,236       (211,400)        632,806
                                                        ------------    ------------   ------------   ------------    ------------

Property, plant and equipment, net                            54,280         108,126        287,973                        450,379
Investment in subsidiaries                                   772,942          28,799        190,777       (992,518)              -
Notes receivable from affiliates                             423,553         358,908         37,724       (820,185)              -
Goodwill                                                     380,906         128,773        340,473              -         850,152
Other assets, net of accumulated amortization
   of $19,377                                                 97,613          12,300         19,909              -         129,822
Noncurrent assets of discontinued operations                       -               -         12,050              -          12,050
                                                        ------------    ------------   ------------   ------------    ------------
                                                        $  1,993,178    $    813,992   $  1,292,142   $ (2,024,103)   $  2,075,209
                                                        ============    ============   ============   ============    ============

                                                                         LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities:
   Accounts payable                                     $     40,516    $     73,044   $    147,698            $ -    $    261,258
   Accrued liabilities                                        70,481          12,138         95,534              -         178,153
   Current maturities of long-term debt                        2,189                          1,284              -           3,473
   Current liabilities from discontinued operations                -               -          6,771                          6,771
   Due to affiliates                                          26,951         179,300          5,149       (211,400)              -
                                                        ------------    ------------   ------------   ------------    ------------
     Total current liabilities                               140,137         264,482        256,436       (211,400)        449,655
                                                        ------------    ------------   ------------   ------------    ------------
Long-term debt, net of current maturities                    167,500               -          4,077              -         171,577
Senior unsecured notes                                       400,000               -              -              -         400,000
Senior subordinated notes                                    523,906               -              -              -         523,906
Convertible trust preferred securities subject
   to mandatory redemption                                    55,250               -              -              -          55,250
Senior notes - derivative instrument adjustment              (10,781)              -              -              -         (10,781)
Other noncurrent liabilities                                  83,114             672         57,027              -         140,813
Noncurrent liabilities of discontinued
  operations                                                       -               -            218              -             218
Minority interest                                                  -               -          4,864              -           4,864
Notes payable to affiliates                                  371,632         160,065        288,488       (820,185)              -
                                                        ------------    ------------   ------------   ------------    ------------
     Total liabilities                                     1,730,758         425,219        611,110     (1,031,585)      1,735,502
                                                        ------------    ------------   ------------   ------------    ------------
Stockholders' investment, net                                262,420         388,773        681,032       (992,518)        339,707
                                                        ------------    ------------   ------------   ------------    ------------
                                                        $  1,993,178    $    813,992   $  1,292,142   $ (2,024,103)   $  2,075,209
                                                        ============    ============   ============   ============    ============

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED
                                 OCTOBER 2, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                            DURA                          NON-
                                                         OPERATING      GUARANTOR      GUARANTOR
                                                           CORP.        COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                       ------------    ------------   ------------   ------------    ------------
Revenues                                               $     62,155    $    201,824   $    266,408   $     (7,107)   $    523,280
Cost of sales                                                52,699         175,368        252,821         (7,107)        473,781
                                                       ------------    ------------   ------------   ------------    ------------
      Gross profit (loss)                                     9,456          26,456         13,587              -          49,499

Selling, general and administrative expenses                 13,467           7,863         14,333              -          35,663
Facility consolidation, asset impairment
 and other charges                                             (299)          1,049          1,110              -           1,860
Amortization expense                                             56              45              -              -             101
                                                       ------------    ------------   ------------   ------------    ------------
      Operating income (loss)                                (3,768)         17,499         (1,856)             -          11,875

Interest expense, net                                        21,711             397          2,421              -          24,529
                                                       ------------    ------------   ------------   ------------    ------------
      Income (loss) from continuing operations
         before provision for income taxes and
         minority interest                                  (25,479)         17,102         (4,277)             -         (12,654)

Provision (benefit) for income taxes                         (1,901)            471         (3,796)             -          (5,226)
Equity in (earnings) losses of affiliates, net               15,669               -          2,297        (17,966)              -
Dividends to/(from) affiliates                               (1,325)              -              -          1,325               -
                                                       ------------    ------------   ------------   ------------    ------------
      Income (loss) from continuing operations               (6,584)         16,631         (2,778)       (19,291)         (7,428)
      Minority Interest                                           -               -           (110)             -            (110)
      Income from discontinued operations                         -               -            954              -             954
                                                       ------------    ------------   ------------   ------------    ------------
            Net income (loss)                          $     (6,584)   $     16,631   $     (1,934)  $    (19,291)   $     (6,584)
                                                       ============    ============   ============   ============    ============

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED
                                OCTOBER 2, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                             DURA                          NON-
                                                          OPERATING      GUARANTOR      GUARANTOR
                                                            CORP.        COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                        ------------    ------------   ------------   ------------    ------------
Revenues                                                $    211,534    $    649,294   $    900,528   $    (21,431)   $  1,739,925
Cost of sales                                                194,716         560,899        820,830        (21,431)      1,555,014
                                                        ------------    ------------   ------------   ------------    ------------
      Gross profit (loss)                                     16,818          88,395         79,698              -         184,911

Selling, general and administrative expenses                  47,574          23,363         47,521              -         118,458
Facility consolidation, asset impairment
 and other charges                                             1,059           2,883          2,208              -           6,150
Amortization expense                                             167             136             14              -             317
                                                        ------------    ------------   ------------   ------------    ------------
      Operating income (loss)                                (31,982)         62,013         29,955              -          59,986

Interest expense, net                                         65,082           1,961          7,385              -          74,428
Loss on early extinguishment of debt                           3,349               -              -              -           3,349
                                                        ------------    ------------   ------------   ------------    ------------
      Income (loss) from continuing operations
       before provision for income taxes and
       minority interest                                    (100,413)         60,052         22,570              -         (17,791)

Provision (benefit) for income taxes                         (45,187)         27,440         11,097              -          (6,650)
Equity in (earnings) losses of affiliates, net                42,407               -          7,429        (49,946)           (110)
Dividends to/(from) affiliates                                (4,361)              -              -          4,361               -
                                                        ------------    ------------   ------------   ------------    ------------
      Income (loss) from continuing operations                (8,458)         32,612         18,902        (54,307)        (11,251)
      Income from discontinued operations                          -               -          2,793              -           2,793
                                                        ------------    ------------   ------------   ------------    ------------
            Net income (loss)                           $     (8,458)   $     32,612   $     21,695   $    (54,307)   $     (8,458)
                                                        ============    ============   ============   ============    ============

                          DURA AUTOMOTIVE SYSTEMS, INC.
   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED
                                OCTOBER 2, 2005
                       (AMOUNTS IN THOUSANDS - UNAUDITED)

                                                             DURA                          NON-
                                                          OPERATING      GUARANTOR      GUARANTOR
                                                            CORP.        COMPANIES      COMPANIES     ELIMINATIONS    CONSOLIDATED
                                                        ------------    ------------   ------------   ------------    ------------
OPERATING ACTIVITIES:
Income (loss) from continuing operations                $     (8,458)   $     32,613   $     16,689   $    (54,307)   $    (13,463)
Adjustments to reconcile income (loss)
   from continuing operations to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                               6,689          15,395         38,617              -          60,701
   Amortization of deferred financing fees                     6,270               -              -              -           6,270
   Deferred income taxes                                     (11,632)         14,573         (1,772)             -           1,169
   Equity in earnings of affiliates and
     minority interest                                       (42,407)              -         (7,429)        49,946             110
   Changes in other operating items                            8,359         (24,049)       (95,529)             -        (111,219)
                                                        ------------    ------------   ------------   ------------    ------------
   Net cash provided by (used in) operating activities       (41,179)         38,532        (49,424)        (4,361)        (56,432)
                                                        ------------    ------------   ------------   ------------    ------------

INVESTING ACTIVITIES:
Capital expenditures, net                                    (13,246)         (9,742)       (23,419)             -         (46,407)
                                                        ------------    ------------   ------------   ------------    ------------
   Net cash used in investing activities                     (13,246)         (9,742)       (23,419)             -         (46,407)
                                                        ------------    ------------   ------------   ------------    ------------

FINANCING ACTIVITIES:
Long-term borrowings                                         150,008               -             (8)             -         150,000
Repayments of long-term borrowings                          (146,258)             (3)        (1,020)             -        (147,281)
Debt financing (to) from affiliates                           57,925         (26,010)       (31,915)             -               -
Proceeds from issuance of common stock
   and exercise of stock options                                 560               -              -              -             560
Debt issuance costs                                           (7,348)              -              -              -          (7,348)
Deferred gain on termination of interest rate swap            11,374               -              -              -          11,374
Other, net                                                       (39)              -              -              -             (39)
Dividends paid                                                     -          (5,284)           923          4,361               -
                                                        ------------    ------------   ------------   ------------    ------------
   Net cash provided by (used in) financing activities        66,222         (31,297)       (32,020)         4,361           7,266

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        3,582               -         (6,735)             -          (3,153)
                                                        ------------    ------------   ------------   ------------    ------------
NET CHANGE IN CASH AND CASH
   EQUIVALENTS FROM CONTINUING
   OPERATIONS                                                 15,379          (2,507)      (111,598)             -         (98,726)
CASH FLOWS (USES) FROM DISCONTINUED
  OPERATIONS
   OPERATING ACTIVITIES                                            -               -          3,392              -           3,392
   INVESTING ACTIVITIES                                            -               -         (2,564)             -          (2,564)
                                                        ------------    ------------   ------------   ------------    ------------
NET CHANGE IN CASH FLOWS FROM
DISCONTINUED OPERATIONS                                            -               -            828              -             828

CASH AND CASH EQUIVALENTS:
Beginning of period                                            2,944           1,626        186,998              -         191,568
                                                        ------------    ------------   ------------   ------------    ------------
End of period                                           $     18,323    $       (881)  $     76,228   $          -    $     93,670
                                                        ============    ============   ============   ============    ============

12. SUBSEQUENT EVENTS

     Events have occurred subsequent to October 1, 2006, that, although they do not impact the reported balances or results of operations as of that date, are material to the Company's ongoing operations. These events are summarized below.

 BANKRUPTCY FILING

     On October 30, 2006, DURA and its U.S. and Canadian subsidiaries (the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors chapter 11 cases are being jointly-administered under Case No. 06-11202 (KJC). The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. DURA's Latin American, Asian and European subsidiaries were not included in the filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. At hearings held on October 31, 2006, the Bankruptcy Court granted interim approval of the Debtors' "first day" motions generally designed to stabilize the Debtors' operations and covering, among other things, post petition preliminary financing, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management, and retention of certain professionals. A final hearing is scheduled before the Bankruptcy Court on November 20, 2006, for the approval of the DIP Credit Agreement.

     The Debtors are currently operating pursuant to chapter 11 under the Bankruptcy Code and continuation of DURA as a going-concern is contingent upon, among other things, the Debtors' ability (i) to comply with the terms and conditions of the DIP financing agreement described in Note 12; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code;
(iii) to reduce unsustainable debt and other liabilities and simplify our complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; (vi) to obtain financing sources to meet our future obligations; and
(vii) to pay the liability under the terminated interest rate swap. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, any plan of reorganization could materially change amounts reported in our condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under chapter 11.

     The chapter 11 filings triggered defaults on substantially all prepetition debt obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor's estate. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.

     Under the terms of the Company's existing senior secured first lien credit facilities (the "First Lien Credit Facility"), which provides for a $175 million asset-based revolving credit facility, the chapter 11 filings create an event of default. Upon the chapter 11 filings, the lenders' obligation to loan additional money to the Company terminated, the outstanding principal of all loans and other obligations became immediately due and payable, and all of the Company's subsidiaries that are a party to the First Lien Credit Facility are now required to immediately deposit funds into a collateral account to cover the outstanding amounts under the letters of credit issued pursuant to the First Lien Credit Facility. The DIP Credit Agreement would allow for the refinancing of the First Lien Credit Facility and contains a condition precedent that, as of October 31, 2006, obligations under the First Lien Credit Facility do not exceed $125.9 million with respect to principal and outstanding letters of credit.

     The chapter 11 filings also created an event of default under the Company's second-lien credit agreement (the "Second Lien Facility"), which provides for a $225 million term loan. Under the terms of the Second Lien Facility, the entire principal, premium, and interest became immediately due and payable without any action on the part of the agents or lenders thereunder as a result of the chapter 11 filings. The current principal amount outstanding under the Second Lien Facility is $225 million.

     The chapter 11 filings also created an event of default under the Company's 8 5/8% Senior Notes due 2012. Under the terms of the 8 5/8% Senior Notes, the entire principal, premium, and interest became immediately due and payable without any action on the part of the trustee or the note holders as a result of the filing of the Cases. The current principal amount outstanding under the notes is $400 million.

     The chapter 11 filings also created an event of default under the Company's 9% Senior Subordinated Notes due 2009. Under the terms of the 9% Senior Subordinated Notes, the entire principal, premium, and interest became immediately due and payable without any action on the part of the trustee or the note holders as a result of the chapter 11 filings. The current principal amounts outstanding under the notes are US$409.0 million and Euro 100 million, or in the aggregate approximately US$537 million.

     The chapter 11 filings created an event of default under our Trust Preferred Securities and the underlying 7 1/2% convertible subordinated debentures due March 31, 2028. The current aggregate liquidation preference of those outstanding Trust Preferred Securities is $55.25 million.

     The ability of the Debtor's creditors to seek remedies to enforce their rights under the credit facilities described above is stayed as a result of the filing of the Cases, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

     The chapter 11 filings also resulted in our outstanding interest rate swaps being terminated. Accordingly, in November 2006 these outstanding interest swaps were terminated with a liability of $12.2 million. This actual payment will be made when the First Lien Facility is refinanced. This termination resulted in the unwinding of the hedge and will result in a charge to income in November 2006 for this amount.

NOTICE OF DELISTING OR FAILURE TO SATISFY A CONTINUED LISTING RULE OR STANDARD; TRANSFER OF LISTING.

     On October 30, 2006, The Nasdaq Stock Market ("Nasdaq") informed us of its decision in accordance with Marketplace Rule's 4300, 4450(f), and IM-4300 to delist our securities from Nasdaq. Accordingly, trading of our common stock and Trust Preferred Securities was suspended as of the opening of business on November 8, 2006, and a Form 25-NSE was filed with the Securities and Exchange Commission, which removed our securities from listing and registration on Nasdaq.

DIP FINANCING

     In connection with the chapter 11 filings, the Debtors have entered into a Senior Secured Super-Priority Debtor In Possession Term Loan and Guaranty Agreement, dated as of October 31, 2006, by and among Dura Operating Corp. ("DOC"), as Borrower, the Company and certain subsidiaries of the Company and DOC, as Guarantors, Goldman Sachs Credit Partners L.P., as Administrative Agent and

Collateral Agent, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, Join Lead Arranger and Syndication Agent, and Barclays Capital (the investment banking division of Barclays Bank, PLC), as Joint Lead Arranger and Documentation Agent, and each of the Lenders party thereto (the "Term Loan DIP Agreement"). The Bankruptcy Court has given interim approval to borrow $50.0 million under this agreement. Additionally, the Debtors intend, once the approval is received from the Bankruptcy Court, to also enter into a Senior Secured Super-Priority Debtor In Possession Revolving Credit and Guaranty Agreement, by and among DOC, as Borrower, the Company and certain subsidiaries of the Company and DOC, as Guarantors, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, Joint Lead Arranger and Syndication Agent, and Barclays Capital (the investment banking division of Barclays Bank, PLC), as Joint Lead Arranger and Documentation Agent, and each of the Lenders party thereto (the "Revolving DIP Agreement" and together with the Term Loan DIP Agreement, the "DIP Credit Agreement"). The Bankruptcy Court has scheduled a hearing for approval of the pending DIP Credit Agreement for November 20, 2006.

     The Term Loan DIP Agreement provides for up to $150 million term loan and up to $20.0 million pre-funded synthetic letter of credit facility and the Revolving DIP Agreement will provide for an asset based revolving credit facility for up to $130 million, subject to borrowing base and availability terms, with a $5.0 million sublimit for letters of credit. Borrowings under the DIP Credit Agreement will be used to repay outstanding amounts and support outstanding letters of credit under DOC's existing asset based revolving credit facility, and payment of certain adequate protection payments, the terminated interest rate swap agreements liability, professionals' fees, transaction costs, fees and expenses incurred in connection with the DIP Credit Agreement, other prepetition expenses, to provide working capital and for other general corporate purposes. Obligations under the DIP Credit Agreement are secured by a lien on the assets of the Debtors (which lien will have first priority with respect to many of the Debtors' assets) and by a superpriority administrative expense claim in each of the Cases.

     We anticipate that when Bankruptcy Court approval is received, advances under the DIP Credit Agreement will bear interest as follows: (a) in the case of borrowings under the Revolving DIP Agreement, at the Borrower's option, (i) at the Base Rate plus 0.75% per annum or (ii) at the reserve adjusted LIBOR Rate plus 1.75% per annum; and (b) in the case of borrowings under the Term Loan DIP Agreement, at the Borrower's option, (i) at the Base Rate plus 1.50% per annum or (ii) at the reserve adjusted LIBOR Rate plus 2.50% per annum. These anticipated interest rates are subject to market flex terms. In addition, the DIP Credit Agreement obligates the Debtors to pay certain fees to the Lenders, as described in the DIP Credit Agreement.

     The DIP Credit Agreement contains various representations, warranties, and covenants by the Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants.

     The Debtors' obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties, or covenants made in the DIP Credit Agreement or the conversion of any of the chapter 11 filings to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.

     The DIP Credit Agreement matures on the earlier of (i) December 31, 2007;
(ii) the effective date of a plan of reorganization in the Cases or (iii) termination of the commitment or acceleration of the loans as a result of an Event of Default.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This report may contain forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, that reflect, when made, the company's current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the company's operations and business environment which may cause the actual results of the company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: (i) the ability of the company to continue as a going concern; (ii) the ability of the company to operate pursuant to the terms of the debtor-in-possession ("DIP") financing facility;
(iii) the company's ability to obtain court approval with respect to motions in the chapter 11 proceeding prosecuted by it from time to time; (iv) the ability of the company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; (iv) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; (v) the ability of the company to obtain and maintain normal terms with vendors and service providers; (vi) the company's ability to maintain contracts that are critical to its operations; (vii) the potential adverse impact of the chapter 11 cases on the company's liquidity or results of operations; (viii) the ability of the company to execute its business plans, and strategy, including the operational restructuring initially announced in February 2006, and to do so in a timely fashion; (ix) the ability of the company to attract, motivate and/or retain key executives and associates; (x) the ability of the company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees; (x) general economic or business conditions affecting the automotive industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected; and (xi) increased competition in the automotive components supply market. Other risk factors are listed from time to time in the company's United States Securities and Exchange Commission reports, including, but not limited to the Annual Report on Form 10-K for the year ended December 31, 2005. DURA disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise.

     Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the company's various pre-petition liabilities, common stock and/or other equity securities. Additionally, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of DURA's common stock receiving no distribution on account of their interest and cancellation of their interests. Under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. In light of the foregoing, the company considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, the company urges that appropriate caution be exercised with respect to existing and future investments in DURA's common stock or other equity interests or any claims relating to pre-petition liabilities.

     Ultimately, results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to those items listed under Part II. Item 1A. Risks Factors.

     This discussion should be read in conjunction with our Condensed Financial Statements and the Notes to Condensed Financial Statements included elsewhere in this report.

OVERVIEW

     Our results to date, in 2006, have been adversely impacted by a number of factors, including lower North American production volumes by the "Big 3" domestic original equipment manufacturers, continued customer pricing pressures, increases in our raw material costs and our significant interest expense. The North American automotive industry continued to experience declining production volumes in the first nine months of 2006 by the Big 3 domestic OEMs primarily as a result of decreased demand for pickups and SUVs in light of record high gasoline prices in the United States during this period. In addition, we faced increased pricing pressure from our OEM customers as they attempted to lower production costs in light of industry conditions. Our production costs were adversely affected by significant increases in our raw material costs, including steel, aluminum and resin.

     Rising steel cost in 2006 had a particularly adverse impact on our operating results. In certain cases, our product prices were adjusted downward in early 2006 as a result of the lower steel prices at the end of 2005 and in the beginning in 2006. This price reduction negatively impacted our 2006 results. We believe our operating results will continue to be negatively impact by the rise in steel cost during the remainder of 2006. We are actively working to mitigate the adverse impact of increased steel cost by joining our customers' steel resale programs. We are currently on Ford's resale program, and anticipate joining a second OEM's program in the first quarter of 2007 and currently negotiating with a third OEM.

     We intend to continue to implement our operational restructuring plans. Although we believe we have made significant progress in implementing our plan, our operating results do not reflect these changes and we do not expect to see the impact of these changes in our near-term operating results. In response to current industry conditions, we announced a reduction in our worldwide workforce by 510 individuals in an effort to better align our indirect costs with our existing revenue level. In addition, we currently expect to be in the higher range of our previously announced five to ten plant closures of our February 2006 operational restructuring plan.

     We expect adverse automotive industry conditions to continue for the remainder of 2006 and in to 2007.

     In light of the deterioration in performance due to the factors described above, Dura determined that it was necessary to address and resolve its U.S. debt structure, continuing nonrecovery of increasing raw material costs from customers and operationally, we needed to pursue other alternatives to preserve value for its stakeholders. Accordingly, on October 30, 2006, DURA and its U.S. and Canadian subsidiaries (the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Delaware. The Debtors will continue to operate their businesses as "debtors-in-possession" under the supervision of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. DURA's Latin American, Asian and European subsidiaries were not included in the Filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. (See
Note 12 of our condensed consolidated financial statements, Subsequent Events for details on the chapter 11 cases.)

BANKRUPTCY FILING

     On October 30, 2006, DURA and its U.S. and Canadian subsidiaries (the "Debtors") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"), in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). The Debtors chapter 11 cases are being jointly-administered under Case No. 06-11202 (KJC). The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. DURA's Latin American, Asian and European subsidiaries were not included in the Filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. At hearings held on October 31, 2006, the Bankruptcy Court granted interim approval of the Debtors' "first day" motions generally designed to stabilize the Debtors' operations and covering, among other things, post petition financing, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management, and retention of certain professionals. A final hearing is scheduled before the Bankruptcy Court on November 20, 2006, for approval of the DIP Credit Agreement.

     The Debtors are currently operating pursuant to chapter 11 under the Bankruptcy Code and continuation of DURA as a going-concern is contingent upon, among other things, the Debtors' ability (i) to comply with the terms and conditions of the DIP financing agreement described in Note 12; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code;
(iii) to reduce unsustainable debt and other liabilities and simplify our complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; (vi) to obtain financing sources to meet our future obligations; and
(vii) to pay the liability under the terminated interest rate swap. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, any plan of reorganization could materially change amounts reported in our condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under chapter 11.

     The chapter 11 filings triggered defaults on substantially all prepetition debt obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor's estate. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.

     Under the terms of the Company's existing senior secured first lien credit facilities (the "First Lien Credit Facility"), which provides for a $175 million asset-based revolving credit facility, the chapter 11 filings create an event of default. Upon the chapter 11 filings, the lenders' obligation to loan additional money to the Company terminated, the outstanding principal of all loans and other obligations became immediately due and payable, and all of the Company's subsidiaries that are a party to the First Lien Credit Facility are now required to immediately deposit funds into a collateral account to cover the outstanding amounts under the letters of credit issued pursuant to the First Lien Credit Facility. The DIP Credit Agreement would allow for the refinancing of the First Lien Credit Facility and contains a condition precedent that, as of October 31, 2006, obligations under the First Lien Credit Facility do not exceed $125.9 million with respect to principal and outstanding letters of credit.

     The chapter 11 filings cases also created an event of default under the Company's second-lien credit agreement (the "Second Lien Facility"), which provides for a $225 million term loan. Under the terms of the Second Lien Facility, the entire principal, premium, and interest became immediately due and payable without any action on the part of the agents or lenders thereunder as a result of the chapter 11 filings. The current principal amount outstanding under the Second Lien Facility is $225 million.

     The chapter 11 filings also created an event of default under the Company's 8 5/8% Senior Notes due 2012. Under the terms of the 8 5/8% Senior Notes, the entire principal, premium, and interest became immediately due and payable without any action on the part of the trustee or the note holders as a result of the filing of the Cases. The current principal amount outstanding under the notes is $400 million.

     The chapter 11 filings also created an event of default under the Company's 9% Senior Subordinated Notes due 2009. Under the terms of the 9% Senior Subordinated Notes, the entire principal, premium, and interest became immediately due and payable without any action on the part of the trustee or the note holders as a result of the chapter 11 filings. The current principal amounts outstanding under the notes are US$409.0 million and Euro 100 million, or in the aggregate approximately US$537.0 million.

     The chapter 11 filings created an event of default under our Trust Preferred Securities and the underlying 7 1/2% convertible subordinated debentures due March 31, 2028. The current aggregate liquidation preference of those outstanding Trust Preferred Securities is $55.3 million.

     The ability of the Debtor's creditors to seek remedies to enforce their rights under the credit facilities described above is stayed as a result of the chapter 11 filings, and the creditors' rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

     The chapter 11 filings also resulted in our outstanding interest rate swaps being terminated. Accordingly, in November 2006 these outstanding interest swaps were terminated with a liability of $12.2 million. This actual payment will be made when the First Lien Facility is refinanced. This termination resulted in the unwinding of the hedge and will result in a charge to income in November 2006 for this amount.

DIP FINANCING (DEBTOR IN POSSESSION FINANCING)

     In connection with the chapter 11 filings, the Debtors have entered into a Senior Secured Super-Priority Debtor In Possession Term Loan and Guaranty Agreement, dated as of October 31, 2006, by and among Dura Operating Corp. ("DOC"), as Borrower, the Company and certain subsidiaries of the Company and DOC, as Guarantors, Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, Join Lead Arranger and Syndication Agent, and Barclays Capital (the investment banking division of Barclays Bank, PLC), as Joint Lead Arranger and Documentation Agent, and each of the Lenders party thereto (the "Term Loan DIP Agreement"). The Bankruptcy Court has given interim approval to borrow $50.0 million under this agreement. Additionally, the Debtors intend, once the approval is received from the Bankruptcy Court, to also enter into a Senior Secured Super-Priority Debtor In Possession Revolving Credit and Guaranty Agreement, by and among DOC, as Borrower, the Company and certain subsidiaries of the Company and DOC, as Guarantors, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, Joint Lead Arranger and Syndication Agent, and Barclays Capital (the investment banking division of Barclays Bank, PLC), as Joint Lead Arranger and Documentation Agent, and each of the Lenders party thereto (the "Revolving DIP Agreement" and together with the Term Loan DIP Agreement, the "DIP Credit Agreement"). The Bankruptcy Court has scheduled a hearing for approval of the pending DIP Credit Agreement for November 20, 2006.

     The Term Loan DIP Agreement provides for up to $150 million term loan and up to $20.0 million pre-funded synthetic letter of credit facility and the Revolving DIP Agreement will provide for an asset based revolving credit facility for up to $130 million, subject to borrowing base and availability terms, with a $5.0 million sublimit for letters of credit. Borrowings under the DIP Credit Agreement will be used to repay outstanding amounts and support outstanding letters of credit under DOC's existing asset based revolving credit facility, payment of certain adequate protection payments, professionals' fees, transaction costs, fees and expenses incurred in connection with the DIP Credit Agreement, other prepetition expenses, to provide working capital and for other general corporate purposes. Obligations under the DIP Credit Agreement are secured by a lien on the assets of the Debtors (which lien will have first priority with respect to many of the Debtors' assets) and by a superpriority administrative expense claim in each of the Cases.

     We anticipate that when Bankruptcy Court approval is received, advances under the DIP Credit Agreement will bear interest as follows: (a) in the case of borrowings under the Revolving DIP Agreement, at the Borrower's option, (i) at the Base Rate plus 0.75% per annum or (ii) at the reserve adjusted LIBOR Rate plus 1.75% per annum; and (b) in the case of borrowings under the Term Loan DIP Agreement, at the Borrower's option, (i) at the Base Rate plus 1.50% per annum or (ii) at the reserve adjusted LIBOR Rate plus 2.50% per annum. These anticipated interest rates are subject to market flex terms. In addition, the DIP Credit Agreement obligates the Debtors to pay certain fees to the Lenders, as described in the DIP Credit Agreement.

     The DIP Credit Agreement contains various representations, warranties, and covenants by the Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants.

     The Debtors' obligations under the DIP Credit Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties, or covenants made in the DIP Credit Agreement or the conversion of any of the Cases to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.

     The DIP Credit Agreement matures on the earlier of (i) December 31, 2007;
(ii) the effective date of a plan of reorganization in the Cases or (iii) termination of the commitment or acceleration of the loans as a result of an Event of Default.

CHAPTER 11 CASES

     The chapter 11 filings triggered defaults on substantially all prepetition debt obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor's estate. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.

     Under the Bankruptcy Code, the Debtors have the exclusive right for 120 days from the date of the filing to file a plan of reorganization and 180 additional days to obtain necessary acceptances. Such periods may be extended by the Bankruptcy Court for cause up to a period of 18 months. If the Debtors' exclusivity period lapses, any party in interest may file a plan of reorganization for the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. Under certain circumstances, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class, (i.e., secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

     Section 365 of the Bankruptcy Code permits the Debtors to assume, assume and assign, or reject certain contracts. Rejection constitutes a court-authorized breach of the contract in question and, subject to certain exceptions, relieves the Debtors of their future obligations under such contract but creates a deemed prepetition claim for damages caused by such breach or rejection. Parties whose contracts are rejected may file claims against the rejecting Debtor for damages. Generally, the assumption, or assumption and assignment, of an executory contract requires the Debtors to cure all prior defaults under such executory contract and to provide adequate assurance of future performance. In this regard, DURA expects that liabilities subject to compromise and resolution in the chapter 11 cases may arise in the future as a result of damage claims created by our possible rejection of executory contracts. Conversely, we would expect that the assumption of certain executory contracts may convert liabilities shown in future financial statements as subject to compromise to post-petition liabilities. Due to the uncertain nature of many of the potential claims, we are unable to project the magnitude of such claims with any degree of certainty at this time.

     The Bankruptcy Court will establish a deadline for the filing of proofs of claim under the Bankruptcy Code, requiring the Debtors' creditors to submit claims for liabilities not paid and for damages incurred. There may be differences between the amounts at which any such liabilities are recorded in our financial statements and the amount claimed by the Debtors' creditors. Significant litigation may be required to resolve any such disputes or discrepancies.

     As a result of the chapter 11 filings, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as debtors-in-possession under the protection of chapter 11 of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, the Debtors may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, any plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

     In addition, under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, post-petition liabilities and prepetition liabilities must be satisfied in full before shareholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or shareholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of DURA's stock receiving no distribution on account of their interests and cancellation of their existing stock. If certain requirements of the Bankruptcy Code are met, a plan of reorganization can be confirmed notwithstanding its rejection by our equity security holders and notwithstanding the fact that such equity security holders do not receive or retain any property on account of their equity interests under the plan. Accordingly, we urge that the appropriate caution be exercised with respect to existing and future investments in any of these securities as the value and prospects are highly speculative.

     Additional information on DURA's filing under the Bankruptcy Code, including access to Bankruptcy Court documents and other general information about the chapter 11 cases, is available online at the Restructuring section of our web page (www.duraauto.com). However, such materials will be prepared according to requirements of federal bankruptcy law and while they accurately provide then-current information required under federal bankruptcy law, may nonetheless be unconsolidated, unaudited, and may be prepared in a format different from that used in our consolidated financial statements filed under the securities laws. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to DURA's stock or debt or for comparison with other financial information filed with the SEC.

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

     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Other intangible assets primarily consist of non-amortizable trademarks and amortizable license agreements.

     The Company follows the provisions of SFAS No. 142. Upon adoption of SFAS No. 142, we completed step one of the transitional goodwill impairment test, using a combination of valuation techniques, including the discounted cash flow approach and the market multiple approach, for each of our four reporting units (Control Systems, Body & Glass, Atwood Mobile Products and Other Operating Companies). Upon completion of the required assessments under SFAS No. 142, it was determined that the fair market value of the goodwill assigned to our Control Systems and Other Operating Companies reporting units was lower than its book value, resulting in a transitional impairment charge of $205.2 million, representing the write-off of 25% of the Control Systems reporting unit goodwill and 100% of the Other Operating Companies reporting unit goodwill. The write-off was recorded as a cumulative effect of a change in accounting principle in our consolidated statement of operations for the quarter ended March 31, 2002.

     In accordance with SFAS No. 142, we perform impairment tests using both a discounted cash methodology and a market multiple approach for each of our four reporting units (Control Systems, Body & Glass, Atwood Mobile Products and Other Operating Companies). This impairment test is conducted during the second quarter of each year or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. In connection with our ongoing review of goodwill, our analysis indicated the reported value of our goodwill in our Control Systems reporting unit, recorded in connection with various acquisitions that have been completed over the last ten years, may be materially impaired. No other impairments were indicated for the other reporting units. Under SFAS No. 142, we conducted a Step Two analysis of the Control Systems goodwill and determined that it was substantially impaired. Accordingly, we took an impairment charge for the full recorded amount of $637.3 million. This charge is reflected in facility consolidation, asset impairment and other charges in the condensed consolidated statement of operations.

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

     Future Accounting under Bankruptcy. We will account for future activity under the American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending December 31, 2005. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. DURA adopted SOP 90-7 effective on October 30, 2006, and will segregate those items as outlined above for all reporting periods subsequent to such date.

RESULTS OF OPERATIONS

                                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              -------------------------      -----------------------
                                                              OCTOBER 1,     OCTOBER 2,      OCTOBER 1,   OCTOBER 2,
                                                                 2006           2005            2006         2005
                                                              ----------     ----------      ----------   ----------
Revenue                                                           100.00%        100.00%         100.00%      100.00%
Cost of sales                                                      99.60%         90.54%          94.35%       89.37%
                                                              ----------     ----------      ----------   ----------
Gross profit                                                        0.40%          9.46%           5.65%       10.63%
Selling, general and administrative                                 8.61%          6.82%           7.18%        6.81%
Facility consolidation, asset impairment and other                141.20%          0.36%          42.15%        0.35%
Amortization expense                                                0.02%          0.02%           0.02%        0.02%
                                                              ----------     ----------      ----------   ----------
Operating income (loss)                                          -149.43%          2.26%         -43.70%        3.45%
Interest expense                                                    6.41%          4.82%           5.42%        4.39%
Interest income                                                     0.12%          0.13%           0.13%        0.11%
Loss on early extinguishment of debt                                   -              -               -         0.19%
                                                              ----------     ----------      ----------   ----------
Loss from continuing operations before benefit
     for income taxes and minority interest                      -155.72%         -2.43%         -48.99%       -1.02%
Provision (benefit) for income taxes                               -8.35%         -1.00%           3.49%       -0.38%
Minority interest                                                   0.03%          0.02%           0.02%        0.01%
                                                              ----------     ----------      ----------   ----------
Loss from continuing operations                                  -147.40%         -1.45%         -52.50%       -0.65%
Gain (loss) from discontinued operations                            1.48%          0.18%           0.62%        0.16%
Cumulative effect of change in accounting principle                    -              -            0.06%           -
                                                              ----------     ----------      ----------   ----------
Net loss                                                         -145.92%         -1.27%         -51.82%       -0.49%
                                                              ----------     ----------      ----------   ----------

     The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Revenues. Revenue in the third quarter of 2006 declined to $475.9 million from $523.3 million for the same period in 2005. The first nine months of 2006's revenue declined to $1,606.9 million from $1,739.9 million in the same period in 2005. These declines resulted primarily from reduced new business and lower North America production volumes in the automotive industry, offset by increases in recreational vehicle industry volumes, and lower unit pricing.

     Declining revenues in 2006 were anticipated by us, primarily as a result of the seat adjusters we produced for GMT800/GMT900 platforms being insourced by Lear. Additional items contributing to our revenue decline were reduced Big 3 production volumes in North America and lower pricing. Offsetting these declines was increased business in our Atwood Mobile Products Division. During the first nine months of 2006, Atwood revenue increased to fulfill Federal Emergency Management Agency (FEMA) requirements for manufactured housing units for 2005 hurricane victims. The FEMA orders for hurricane disaster temporary housing are substantially complete and are not expected to reoccur in the future.

     Non North American (Europe, Latin America and Asia) sales increased to 46% of consolidated sales in the nine months ended October 1, 2006 from 40% for the same period in 2005.

Cost of Sales. Cost of sales' amounts for 2006 declined in comparison to 2005 as the result of the lower revenue amounts. Gross profit as a percent of sales for 2006 decreased from 2005 mainly due to higher raw material costs, lower overall margins on sales primarily caused by reduced seat product sales, substantial lower absorption of overhead costs, and increased medical benefits costs.

     Underutilized capacity resulting from reduced sales volume has significantly impacted our gross profit. Excess capacity is being addressed as part of our operational restructuring plans, and while no guarantee can be given as a result of our current business and industry conditions, we anticipate better utilization and lower fixed costs when we complete these programs.

     Increased sales volumes in our non North American operations favorably impacted their operating results. These operations contributed approximately 70% of our gross profit in the first nine months of 2006 compared with approximately 37% for the same period in 2005.

Selling, General, and Administrative. Selling, general, and administrative expenses for the third quarter of 2006 increased from that incurred in the same period last year due to higher professional and consulting costs amounting to approximately $5.0 million, substantially relating to our chapter 11 filings and debt reorganization. For the first nine months of 2006, professional and consulting costs were approximately $8.3 million higher than for the same period in 2005. Selling, general, and administrative expenses incurred in the first nine months of 2006 declined from the amounts incurred in 2005, mainly due to lower product engineering costs, offset by the aforementioned increased professional and consulting costs.

Facility Consolidation, Asset Impairment and Other Charges Facility Consolidation, Asset Impairment and Other Charges. In the nine months ended October 1, 2006, we recorded facility consolidation, asset impairment and other charges of $677.3 million, consisting of severance costs of $25.0 million (of which $4.0 million was related to the 510 Plan (as defined below), asset impairments of $651.2 million ($637.3 million for goodwill impairment, $4.7 million for fixed asset impairments and $9.2 million for other impairments) and facility closure and other costs of $1.1 million.

     Facility Consolidation. In February 2006, we announced a operational restructuring plan designed to enhance performance optimization, worldwide efficiency and financial results. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect to complete this action by year end 2007. Cash expenditures for the restructuring plan are expected to be approximately $100 million, which includes capital expenditures between $25 and $35 million. Restructuring cash expenses will relate primarily to employee severance, facility closure and product move costs. The restructuring plan will be financed with cash on hand and availability under the DIP Credit Agreement (see Note 12 - Subsequent events). Should funds under the pending DIP Credit

Agreement not be available to fund the restructuring plan and/or our ongoing cash requirements for operations, we may be required to modify our plan.

     On July 27, 2006, we announced an additional operational restructuring plan to reduce our indirect workforce by 510 individuals. The rationale for this workforce reduction is to more appropriately align our indirect workforce with current sales volumes. We anticipate having this goal accomplished by the end of 2006.

     Major ongoing and completed restructuring actions from 2004 to October 1, 2006, are as follows.

       - We have notified in August 2006 employees at our Stratford, Ontario, Canada, plant that the facility will close sometime in 2007. The current production will be transferred to other Dura facilities. A severance charge of $5.1 million for this site was recorded in the third quarter of 2006.

       - In May 2006, we announced that we would close our Brantford, Ontario Canada, manufacturing facility by June 2007. Brantford's current production will be transferred to other DURA facilities to improve overall capacity utilization. Severance related charges of $1.9 million have been recorded in 2006; all of which was recorded in the second quarter of 2006.

       - In June 2006, we announced the proposed closing of our manufacturing facility in Llanelli, United Kingdom, in order to improve our overall capacity utilization. At that time, we were in the consultation process with Llanelli`s AMICUS trade union concerning the proposed closing, and therefore could not determined if the plant would in fact be closed. In August of 2006, it was determined that the Llanelli plant will be closed after completion of negotiations with the trade union. Facility consolidation charges recorded in 2006 totaled $8.0 million, of which $7.6 million were severance related charges, $0.2 million were asset impairment related charges and $0.2 million of other restructuring charges were recorded.

       - We incurred year-to-date 2006 severance related charges of $0.4 million for one of our Spanish facilities, of which $0.2 was recorded during the third quarter of 2006.

       - We notified our LaGrange, Indiana, plant employees in July 2006 that we intended to close the facility. Current production will be transferred to other Dura facilities. Negotiations were completed in the third quarter of 2006, with the respective union and we recorded $4.3 million of severance related charges.

       - We incurred in the third quarter of 2006 Lawrenceburg facility costs of $6.0 million relating to facility consolidation costs.

       - In 2004 we announced a plan to exit our Brookfield, Missouri, facility and combine the business with other operations. This action is complete and resulted in year-to-date 2006 total charges of $0.1 million, which was recorded during the second quarter of 2006. In 2005, we incurred charges of $0.9 million.

       - During the fourth quarter of 2005, we began the streamlining of a North American plant that will be completed in 2007. Certain employee severance related charges totaling $1.4 million were incurred, of which $1.3 million was recorded in the fourth quarter of 2005. Additional severance related charges of $0.1 million were recorded in the second quarter of 2006. These amounts related to our announced February 2006 operational restructuring plan. An additional $1.6 million of 510 Plan severance related expenses were recorded in the third quarter of 2006 for this site.

       - During the third quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline an Einbeck, Germany, manufacturing operation. This action is substantially completed and resulted in severance costs of $1.2 million in relation to the 50 Cubed restructuring Plan and $0.3 million in relation to the 510 plan in the third quarter of 2006.

       - During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter of 2005, we received approval for this action from the appropriate Workers' Council and Union. Full identification of the actual employees has been substantially completed. Total severance costs of $4.0 million are expected upon final identification of all applicable employees. Approximately $3.5 million has already been recorded, including $0.3 million for the nine months ended October 1, 2006. In addition, the Plettenberg facilities recorded severance related costs of $1.4 million in relation to the 510 Plan.

       - During the first quarter of 2005, we announced a plan to centralize our enterprise resource planning systems and centralize many of our functional operations to better align with current business levels. These actions are ongoing domestically as we continue to migrate our operations. We are unable to estimate future severance costs as applicable employees have not been identified. Approximately $1.3 million of severance related charges were incurred in 2005. No significant additional costs have been incurred for the nine months ended October 1, 2006. We have not formalized the total impact to our international operations, since meaningful migration and centralization will not begin until early 2007. We continue to expect that upwards of 200 individuals in total could be impacted. We have not yet specifically identified which individuals or group of individuals will be impacted, or in which international locations they reside. Therefore, we are not able to estimate the termination liability impact at this time. We do expect, however, that the international termination costs for this action will exceed the related estimate for our U.S. operations.

Asset Impairments. For the nine months ended October 1, 2006, and October 2, 2005, we recorded $13.9 million and $1.3 million, respectively, of asset impairment charges related to prior facility consolidation actions (excluding goodwill impairment). These charges are reflected as facility consolidation, asset impairments and other charges in the condensed consolidated statements of operations and were accounted for in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142 "Goodwill and Other Intangible Assets".

     In the third quarter of 2006, we completed our Step Two analysis under SFAS No. 142 for our Control Systems reporting unit's goodwill. This analysis indicated a significant impairment of the goodwill, and accordingly we fully impaired the Control Systems reporting unit's goodwill and recorded a charge of $637.3 million.

     In November 2001, we entered into a definitive agreement to divest our Plastic Products business for total proceeds of $41.0 million. The transaction closed on January 28, 2002. Two members of our Board of Directors are members of management of an investor group, which is the general partner of the controlling shareholder of the acquiring company. We currently hold a note receivable from the acquiring company for $6.0 million. Payments are due on this note receivable of $4.0 million in February 2007 and $2.0 million in February 2008. Based upon our evaluation as to the likelihood that the acquiring company would be able to pay the required amounts, given its current deteriorating financial condition and the subordination of this note to its other creditors, we have provided a full valuation allowance against the note receivable. The valuation is reflected in facility consolidation, asset impairment and other charges. In 2001, we recognized the loss on the sale of the unit in other charges.

     Additional impairment charges in 2006 related to approximately $6 million of charges related to certain equipment and other assets as a result of production movements associated with the February 2006 operational restructuring plan.

Interest Expense. Interest expense in 2006 increased from that experienced in 2005's comparable period due to higher borrowings and higher LIBOR related borrowing interest rates.

Income Taxes. During our 2006 evaluation of deferred tax assets, we concluded, during our second quarter, that the current relevant negative evidence was more pervasive than in prior periods and indicated we would more likely than not, not realize our U.S. deferred tax assets. Accordingly, we provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets amounting to $173.8 million as of October 1, 2006.

     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. During our second quarter, we recorded a valuation allowance of $90.8 million against U.S. deferred tax assets recorded as of December 31, 2005. Additionally, an approximate $85 million valuation adjustment was provided for against potential U.S. deferred taxes associated with the U.S. tax losses incurred in the first nine months of 2006 ($26.4 million provided as of July 2, 2006 and an additional $56.6 million provided in the three months ended October 1, 2006, representing the additional U.S. tax losses incurred during the respective periods). We have also provided an approximate $1.5 million valuation adjustment for foreign operating losses incurred in the first nine months of 2006. The valuation allowance is based on our review of all available positive and negative evidence, including our past and future performance in the jurisdictions in which we operate, the market environment in which we operate, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. Management continued to believe there is overwhelming negative evidence that the related deferred tax assets would not be realized. Prior to July 2, 2006, management had concluded that the positive evidence outweighed the negative evidence. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net current and noncurrent deferred tax liability as of October 1, 2006, was $3.5 million. This reflects a reduction of the deferred liability (which is entirely related to the timing difference of deductible goodwill) of $31.3 million as a result of the tax benefit on a portion of the goodwill impairment charge recorded. In addition during 2003 and 2004, we recorded total losses from discontinued operations of $129.4 million related to the disposition of the Mechanical Assemblies Europe business. We have not recorded tax benefits for these losses as we believe it is more likely than not that such benefits will not be realized.

     To the extent we recognize or can reasonably support the future realization of these U.S. deferred taxes assets, the valuation allowance will be adjusted accordingly.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended October 1, 2006, we used cash in operations of $119.0 million, an increased usage from the cash usage of $60.0 million in last year's comparable period. Cash used in operations before changes in other operating items (including working capital changes) was $69.0 million for the nine months ended October 1, 2006, compared to cash provided of $54.7 million for the same period in 2005, primarily as a result of our greater operating loss. Cash used in other operating items decreased to $51.0 million in the first nine months of 2006 from $114.7 million in the first nine months of

2005 mainly because of lower working capital requirements resulting from lower revenue in the first nine months of 2006.

     Net cash used in investing activities increased to $64.8 million for the nine months of 2006 from the $43.0 million for the comparable period in 2005, due to higher capital equipment needs to meet new product launches.

     Cash generated from financing activities in the first nine months of 2006 was $132.2 million compared to that generated in the first nine months of 2005 of $12.3 million. The cash generation in 2006 resulted from a $75.0 million upsizing to our senior secured second lien term loan on March 30, 2006, and increased borrowings under our revolving credit facilities. Increased borrowings were needed to fund greater operating losses and capital expenditures than in the prior year.

     Our current principal source of liquidity is cash flow generated from operations, current cash balances and available borrowings under the pending DIP Credit Agreement. Subsequent to October 1, 2006, because of our chapter 11 filing and anticipation thereof, we have incurred significant cash usage as our trade suppliers shortened their payment terms, to in many cases cash in advance. We believe that if we receive approval by the Bankruptcy Court of the DIP Credit Agreement such funds will be sufficient to meet our liquidity needs for the foreseeable future. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing an approved Bankruptcy reorganization plan, our business strategy, especially our operational restructuring activities, and that there will be no further material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our working capital needs and other obligations and commitments, we will be required to further refinance or restructure our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that such a refinancing or restructuring or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing debt instruments or will be approved by the Bankruptcy Court.

     Our principal use of liquidity will be to fund working capital, finance capital expenditures, pay reorganization related expenses, and approximately $100.0 million of anticipated cash restructuring charges and related capital expenditures by year end 2007 for our announced operational restructuring plans, that management intends to continue. Capital expenditures in 2006 are expected to range from $105.0 to $115.0 million, including expenditures for our announced operational restructuring actions.

     PREPETITION INDEBTEDNESS

     The following should be read in conjunction with Note 7 of our condensed consolidated financial statements. We are currently in default under all of our U.S. credit agreements, senior and subordinated notes, convertible trust preferred securities and interest rate swap agreements, which has resulted in all becoming immediately payable. The final settlement of these liabilities under our chapter 11 filings will significantly affect our future liquidity. We anticipate using proceeds from the DIP Credit Agreement to pay off the amounts borrowed under the U.S. credit agreements which amounted to approximately $106 million at October 29, 2006 (prepetition), and to pay off the $12.2 million liability for the termination of our interest rate swaps.

OFF BALANCE SHEET ARRANGEMENTS

     We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with insurers. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At October 1, 2006, we had outstanding letters of credit of $19.5 million. We do not believe that they will be required to be drawn.

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

     We had outstanding interest rate swaps in the notional amount of $400.0 million that effectively converts the interest on our Senior Notes to a variable rate of 9.18% at October 1, 2006. As a result of filing for chapter 11 under the Bankruptcy Code on October 30, 2006 (see Note 12), these interest rate swaps were terminated. Accordingly, in November 2006 we were requested to, and did settle these outstanding interest rate swap contracts with a liability of $12.2 million. This actual payment will be made when the First Lien Facility is refinanced. This termination resulted in the unwinding of the hedge and will result in a charge to income in November 2006 for this amount. These interest rate swap contracts were with various high credit quality major financial institutions and expire in April 2012. At their inception, we designated these contracts as fair value hedges. At October 1, 2006, based upon market quotes, our swap contracts outstanding had a negative fair value of $13.8 million.

     From time to time, we also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We may designate such contracts at their inception as a cash flow hedge. At October 1, 2006, we had no outstanding forward exchange contracts.

FOREIGN CURRENCY TRANSACTIONS

     A significant portion of our revenues, 52% for the nine months ended October 1, 2006, are derived from manufacturing operations in Europe, Canada, Brazil and Asia, whose results of operations and financial position are principally measured in their respective functional currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.

     At October 1, 2006, $777.8 million of our assets are based in our foreign operations which are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders' investment. Accordingly, our consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.

     Our strategy for management of currency risk relies primarily upon conducting operations in such countries' respective currency and we may, from time to time, engage in hedging programs intended to reduce the exposure to currency fluctuations (see discussion above on "Market Risk").

COMMITMENTS

     At October 1, 2006, we are not a party to any significant purchase obligations for goods or services not incurred in the normal course of business. We have committed to an approximate $9.1 million ten year lease of a facility in Mexico that is expected to run through 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Market Risk" and "Foreign Currency Transactions" sections of Item 2.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of October 1, 2006, an evaluation was carried out under the supervision and with the participation of the company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the design and operation of the disclosure controls and procedures were not effective, as a result of the previously identified and unremediated material weakness in internal controls surrounding the accounting for income taxes, to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms. To address this control weakness, the Company performed additional analysis and performed other procedures in order to prepare the unaudited quarterly consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

     This section of Item 4, "Controls and Procedures," should be read in conjunction with Item 9A, "Controls and Procedures," included in the Company's Form 10-K for the year ended December 31, 2005, for additional information on Management's Report on Internal Controls Over Financial Reporting.

INTERNAL CONTROL SURROUNDING THE ACCOUNTING FOR INCOME TAXES:

     Management determined that at December 31, 2005, the processes and procedures surrounding the accounting for the current tax effects of foreign nonrecurring transactions, as well as foreign deferred income tax accounts, did not include adequate controls. This was a result of late, inadequate or incomplete documentation, and was also impacted by not having a global tax director during most of the fourth quarter of 2005. These matters represent a design and operating deficiency and, based upon misstatements requiring correction to the financial statements that impacted the Income Tax Provision, Income Tax Payable and Deferred Income Tax accounts, constitutes a material weakness. As a result of the aforementioned material weakness, certain of our income tax accounting calculations and reserves contained errors which were, individually and in the aggregate, material. These errors were corrected in connection with the preparation of our December 31, 2005, financial statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING DURING THE QUARTER ENDED OCTOBER 1, 2006

     There were no significant changes in our internal control over financial reporting that occurred during the Company's quarter ended October 1, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

                 DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES

ITEM 1. LEGAL PROCEEDINGS.

     Lear Corporation (Lear) filed suit against us on August 3, 2006, in the Circuit Court of Oakland County, State of Michigan, demanding payment for two separate alleged warranty actions on two seat products we produced. Lear alleged that they incurred damages caused by supposedly nonconforming products we supplied to them. Lear alleged damages aggregating $15.6 million for both warranty actions they undertook. Subsequent to October 1, 2006, we settled such warranty matter, along with a previously outstanding warranty matter to Lear for approximately $9.0 million. We had previously recorded reserves for our estimated exposure of the known outstanding matter. However, we recorded an additional charge of $5.4 million related to the final settlement of both matters which is included in the accompanying condensed consolidated statement of operations as of October 1, 2006. We do not carry insurance for warranty or recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available.

     Other than as reported in our 2005 Annual Report on Form 10-K under the caption "Legal Proceedings," and Item 1 under the term "Product Warranty Matters" and "Environmental Matters", and the above, we are not currently a party to any material pending legal proceedings, other than routine matters incidental to our business.

ITEM 1A. RISK FACTORS.

A LONG PERIOD OF OPERATING UNDER CHAPTER 11 MAY HARM OUR BUSINESSES.

     A long period of operating under chapter 11 could adversely affect our businesses and operations. So long as the chapter 11 Cases continues, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy reorganization instead of focusing exclusively on business operations. A prolonged period of operating under chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our businesses. In addition, the longer the chapter 11 Cases continue, the more likely it is, that our customers and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships. Furthermore, so long as the chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. A prolonged continuation of the chapter 11 Cases may also require us to: (i) seek additional financing; (ii) obtain relief from certain covenants contained in the DIP Credit Agreement; and/or (iii) negotiate an extension of the term of the DIP Credit Agreement, either as part of the DIP credit facility or otherwise, in order to service their debt and other obligations. It may not be possible for us to obtain additional financing during the pendency of the chapter 11 Cases on commercially favorable terms or at all. If we require additional financing during the chapter 11 Cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized.

THE COMPANY MAY NOT BE ABLE TO OBTAIN CONFIRMATION OF ITS CHAPTER 11 PLAN AFTER DEVELOPMENT AND WHEN IT SUBMITS IT FOR COURT APPROVAL.

     In order to successfully emerge from chapter 11 bankruptcy protection as a viable entity, we believe that we must develop, and obtain requisite court and creditor approval of a viable chapter 11 Plan of Reorganization (the "Plan"). This process requires us to meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan, soliciting and obtaining creditor acceptances of the Plan, and fulfilling other statutory conditions for confirmation. We may not receive the requisite acceptances to confirm the Plan. Even if the requisite acceptances of the Plan are received, the

Bankruptcy Court may not confirm the Plan. A dissenting holder of a claim against us may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the Plan "does not unfairly discriminate" and is "fair and equitable" with respect to any non-accepting classes, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and
(iii) the value of distributions to non-accepting holders of claims within a particular class under the Plan will not be less than the value of distributions such holders would receive if we were to be liquidated under chapter 7 of the Bankruptcy Code.

     The Bankruptcy Court may determine that the Plan does not satisfy one or more of these requirements, in which case it would not be confirmable by the Bankruptcy Court. If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our businesses and what, if any, distributions to holders of claims against us would ultimately receive with respect to their claims. If an alternative reorganization could not be agreed upon, it is possible that we would have to liquidate our assets, in which case it is likely that holders of claims would receive substantially less favorable treatment than they would receive if we were to emerge as a viable, reorganized entity.

WE HAVE EXPERIENCED DECLINING GROSS MARGIN IN THE NINE MONTHS ENDED OCTOBER 1, 2006, AND WE MAY NOT SUCCEED IN RETURNING TO HISTORICAL GROSS MARGIN LEVELS.

     Our gross margin has declined from 10.63% for the nine months ended October 2, 2005 compared to 5.65% for the nine months ended October 1, 2006. This decline was a result of a number of factors, including declines in North American OEMs automotive production levels from previous levels resulting in lower fixed cost absorption and increases in raw material prices that we could not pass through fully to our customers. We cannot assure you that our gross margin will improve or return to prior historical levels, and that any further reduction in customer demand for the products that we supply would not have a further adverse effect on our gross margin. A lack of improvement in our future gross margin levels would harm our financial condition and adversely impact our business.

INCREASES IN THE PRICES OF OUR RAW MATERIALS HAVE ADVERSELY IMPACTED OUR RECENT OPERATING AND FINANCIAL CONDITION.

     Numerous raw materials are used in the manufacture of our products. Our principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production and (3) glass in window systems. The types of steel we purchase include hot and cold rolled, galvanized, organically coated and aluminized steel. Overall, steel accounts for the most significant component of our raw material costs. Steel prices have increased over the last few years and, after a modest decline at the end of 2005, have increased rapidly over the last couple of months. Additionally, the prices of aluminum and resin have substantially increased in recent months. These raw material cost increases negatively impacted our gross profit during the first nine months of 2006. To the extent we are not able to pass on fully increased steel and other raw material costs to our customers in a timely fashion or otherwise able to offset these increased operating costs, our business, results of operations and financial condition will continue to be adversely affected.

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

CYCLICALITY AND SEASONALITY IN THE AUTOMOTIVE, RECREATION AND SPECIALTY VEHICLE MARKETS COULD ADVERSELY AFFECT OUR REVENUES AND NET INCOME.

     The automotive, recreation and specialty vehicle markets are highly cyclical and both markets are dependent on general economic conditions and other factors, including consumer spending preferences and the attractiveness of incentives offered by OEMs, if any. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Economic factors adversely affecting automotive production and consumer spending could adversely impact our revenues and net income. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in demand for our products. The weakness in the North American OEMs automotive market has adversely affected our operating results in the first nine months of 2006, and the weakness is expected to continue for some time. In addition, because we have significant fixed production costs, relatively modest declines in our customers' production levels can have a significant adverse impact on our profitability. Our business is also somewhat seasonal. We typically experience decreased revenues and operating income during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers.

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

     On July 27, 2006, we announced plans to reduce our indirect workforce by 510 individuals in addition to the previously announced operational restructuring plan. The rationale for this workforce reduction is to more appropriately align our indirect workforce with the current sales volumes. Any failure to obtain substantial completion of any of these restructuring plans may result in us not reaching a sufficient profitability level to enable us to emerge from chapter 11 or continue as a going concern.

OUR CLASS A COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ GLOBAL MARKET WHICH WILL MAKE OUR STOCK SIGNIFICANTLY LESS LIQUID AND MAY AFFECT ITS VALUE.

     Prior to November 8, 2006, our Class A common stock was listed on the Nasdaq Global Market (formerly known as the Nasdaq National Market). Effective November 8, 2006 our common stock was delisted as a result of our filing for protections under the U.S. Bankruptcy Code on October 30, 2006. Upon delisting, our stock is currently being traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market or the Nasdaq Capital Market (together "Nasdaq-Listed Stocks"). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our stock would be less liquid than it would otherwise be. Also, the values of these stocks may be more volatile than Nasdaq-Listed Stocks. When our stock is traded in the OTC market and a market maker sponsors us, we may have the price of our stock electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lack sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the "Pink Sheets." The marketability of our stock will be even more limited if our price must be published on the "Pink Sheets."

TO SERVICE OUR TRADE INDEBTEDNESS AND MEET OUR OTHER LIQUIDITY NEEDS, WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

     Our ability to make payments on our trade indebtedness and to fund planned capital expenditures and other working capital requirements will depend on our ability to generate cash from our operations in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control

     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our trade indebtedness and to fund our other liquidity needs.

OPERATING UNDER THE U.S. BANKRUPTCY CODE MAY RESTRICT OUR ABILITY TO PURSUE OUR BUSINESS STRATEGIES.

     The U.S. Bankruptcy Code limits our ability, among other things, to:

       -  Incur additional indebtedness;

       - Pay dividends, repurchase our capital stock or make certain other restricted payments or investments;

       -  Make investments;

       -  Sell assets;

       - Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

       -  Create liens;

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

     This item is not applicable for the nine months ended October 1, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     This item is not applicable for the nine months ended October 1, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     This item is not applicable for the nine months ended October 1, 2006.

ITEM 5. OTHER INFORMATION.

     On July 27, 2006, we filed an Form 8-K CURRENT REPORT, disclosing under
ITEM 2.06 that in connection with our annual review of goodwill in accordance with Statement of Financial Accounting Standards No. 142 ("SFAS142"), "Goodwill and Other Intangible Assets", our Audit Committee on July 24, 2006, approved the Company's analysis of Step 1 under SFAS142. The Company's analysis indicated the reported value of the Company's goodwill in its Control Systems reporting unit may be materially impaired. At that time, DURA was unable to make a good-faith estimate of the potential amount or range of amounts of the impairment charge.

     On November 8, 2006, the Audit Committee of DURA's Board of Directors approved the result of the SFAS No. 142 Step 2 testing resulting in a $637.3 million impairment of the Control Systems reporting unit's goodwill.

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

                                   DURA AUTOMOTIVE SYSTEMS, INC.

Date: November 13, 2006            By /s/ Keith R. Marchiando
                                      -----------------------
                                      Keith R. Marchiando
                                      Vice President, Chief Financial Officer
                                      (principal accounting and financial
                                      officer)

                                 EXHIBIT INDEX

Exhibit No.    Description of Exhibits

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