Form 10-K
period 2006-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2007-07-16
CIK 1016177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 0-21139
Dura Automotive Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	38-3185711
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2791 Research Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(248) 299-7500
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $0.01 Par Value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                Accelerated filer ☐                 Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate value of Common Stock held by non-affiliates of the Registrant was $36,029,647 as of July 2, 2006, based upon the closing price of the Registrant’s Common Stock reported for such date on the Nasdaq National Market. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of June 1, 2007, the Registrant had outstanding 18,904,222 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

Dura Automotive Systems, Inc.
INDEX

PART I
Item 1. Business
     Dura Automotive Systems, Inc. (a Delaware corporation) is a holding company whose predecessor was formed in 1990. Dura Automotive Systems, Inc. and its subsidiaries (collectively referred to as “Dura”, “Company”, “we”, “our” and “us”) is a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive and recreation & specialty vehicle (“RVSV”) industries.
     We sell our products to every major North American, European and Asian automotive original equipment manufacturer (“OEM”) and most RVSV OEMs. We have manufacturing and product development facilities located in the United States (“U.S.”), Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom (“UK”). We also have a presence in India, Japan, and Korea through sales offices, alliances or technical licenses.
     Over the past several years, the automotive components supply and RVSV industries have undergone significant consolidation and globalization as OEMs reduced their supplier base. In order to lower costs and improve quality, OEMs are awarding sole-source contracts to full-service suppliers who have the capability to design and manufacture their products on a global basis. The OEMs’ criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are seeking suppliers capable of providing complete systems and modules rather than suppliers who only provide separate component parts.
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
     We continued to focus on the diversification of our customer and product base. Approximately 55% of 2006 revenues were generated from sales to the top automotive OEMs in the world, including Ford, General Motors (“GM”), DaimlerChrysler, Volkswagen, Renault-Nissan, PSA Group (“PSA”), Honda and BMW. European generated sales to the Big 3 customers (DaimlerChrysler, Ford and General Motors) were approximately 16% of consolidated revenue, and with approximately 21% being generated in North America in 2006. In 2006, 43% of our overall automotive revenues were generated in Europe with the remainder primarily from the U.S. In addition, the trend toward module sourcing has enabled us to expand our customer base to include large Tier 1 automotive suppliers. The RVSV business provided approximately 17% of our revenues in 2006 and major customers include Fleetwood, Winnebago, Coachmen, Jayco and numerous aftermarket distribution channels.
     The economic and operating characteristics of our businesses changed in 2006 from that experienced in prior years. Accordingly, we have determined that we operated our business along the two reporting segments based on products, customer base, economic and operating factors. All segment information and discussion contained herein for prior years has been restated to reflect these two business segments:
•	Automotive Segment — Designs and manufactures driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive industry

•	Atwood Mobile Products Segment — Designs and manufactures appliances, hardware and engineered assemblies for the RVSV industry

     Further business segment, product, customers and geographical information are contained in Item 8., Note 9 to the Consolidated Financial Statements, and Item 7., Management’s Discussion and Analysis of Results of Operations and Financial Condition, which are incorporated herein by reference.
Chapter 11 Proceedings
     On October 30, 2006 (the “Petition Date”), Dura Automotive Systems, Inc. and its 41 United States and Canadian subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) pursuant to title 11 of the United States Code, 11 U.S.C. §§101-1330, as amended by the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Chapter 11 Cases were consolidated for the purpose of joint administration and assigned case number 06-11202 (KJC). The Debtors intend to use the chapter 11 process to restructure their balance sheet, streamline operations, and reduce costs, in order to allow the Debtors to emerge from Chapter 11 as a viable going concern. The Company’s Latin American, European, and Asian subsidiaries were not included in the chapter 11 filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code.
     On November 8 and 9, 2006, the Office of the United States Trustee appointed the official committee of unsecured creditors (the “Creditors Committee”) pursuant to section 1102 of the Bankruptcy Code. The Debtors’ prepetition second priority lenders holding or controlling, in the aggregate, a substantial majority of the Debtors’ prepetition second priority indebtedness formed an ad hoc committee (the “Second Lien Committee”).
     In connection with the chapter 11 filings, the Bankruptcy Court entered an order on November 30, 2006 (the “Final DIP Order”), approving a $300 million debtor-in-possession credit facility, which includes a $185 million Senior Secured Super-Priority Debtor-In-Possession Term Loan and Guaranty Agreement, dated as of October 31, 2006 (the “DIP Term Loan”), and a $115 million Senior Secured Super-Priority Debtor-In-Possession Revolving Credit and Guaranty Agreement, dated as of November 30, 2006 (the “DIP Revolver,” and with the DIP Term Loan, collectively, the “DIP Credit Agreements”). This post-petition financing provided new liquidity to the Debtors and was not simply a replacement of prepetition working capital debt.
     Specifically, borrowings under the DIP Credit Agreements were used to repay outstanding secured obligations and support outstanding letters of credit under their prepetition first lien asset based revolving credit facility (the “First Lien Revolver”). The DIP Credit Agreements further provided for termination of the Debtors’ interest rate swap liabilities, and payment of certain adequate protection payments, professionals’ fees, transaction costs, fees and expenses incurred in connection with the DIP Credit Agreements. Obligations under the DIP Credit Agreements are secured by a first priority lien on substantially all of the Debtors’ assets. On November 30, 2006, the Debtors paid off the balances outstanding under the First Lien Revolver in the amount of $106.4 million through proceeds from borrowings authorized pursuant to the Final DIP Order. The DIP Term Loan is fully funded, with a balance of $165 million as of December 31, 2006, and June 29, 2007. The outstanding balance on the DIP Revolver was $0, and $68.8 million as of December 31, 2006, and , June 29, 2007, respectively.
     In May, 2007, the Debtors negotiated with their senior secured postpetition lenders (the “Postpetition Lenders”) to amend certain covenants in the DIP Credit Agreements (the “DIP Amendments”) in an effort to stabilize and enhance their liquidity position during the process of negotiating a chapter 11 plan of reorganization over the ensuing critical months. Although no defaults are projected under the salient terms of the DIP Credit Agreements, the DIP Amendments are a proactive measure to ensure a stable environment as the Debtors prepare to exit chapter 11. In consideration for the negotiated covenant relief, the DIP Amendments provide for an aggregate fee of up to $300,000 to be paid to the Postpetition Lenders if all Postpetition Lenders provide timely support for the DIP Amendments. On June 28, 2007, the Bankruptcy Court entered an order authorizing and approving the DIP Amendments.
     The Debtors continue to conduct their businesses and manage their properties as debtors-in-possession under Bankruptcy Court protection from creditors and claimants in accordance with the applicable provisions of the Bankruptcy Code. In the first days of the Chapter 11 Cases, the Bankruptcy Court entered orders allowing the Debtors to conduct normal business activities. In the weeks immediately following the Petition Date, the Debtors focused on stabilizing their customer and vendor relationships. In particular, the Debtors worked with their vendors and suppliers to implement the terms of the “first day” critical trade, shipper and lien holders, and foreign vendor orders with minimum payment and scheduling changes. They also worked closely with their customers during this period, and avoided production and customer disruptions.
Chapter 11 Plan Development. As an initial step in formulating a plan of reorganization, the Debtors and their advisors initiated a thorough, bottom-up review of the Company’s businesses in North America, Europe and its “rest-of-world” operations in light of rapidly evolving business conditions in the automotive sector. In March 2007, the Company produced a 2007-08 operating forecast, and presented it to the Creditors’ Committee and Second Lien Committee. In connection with the Company’s operational restructuring, Company management and its advisors identified additional initiatives in the 2007-08 operating forecast including but not limited to new plant closures, proposed divestitures and further consolidation strategies. In March 2007, the Debtors completed their bottom-up 2007-08 operating forecast, paving the way for their five-year business plan. The Debtors completed their comprehensive five-year business plan in late May, 2007. This five-year business plan was designed to serve as the platform for formulating their plan of reorganization and thus, serve as the roadmap for the Debtors’ emergence from chapter 11 and return to profitability. On May 31, 2007, the Debtors presented their Business Plan to the Creditors’ Committee and the Second Lien Committee.
     In early June, the Debtors developed a proposed equity rights offering term sheet (the “Backstop Term Sheet”). The Debtors’ analysis and preliminary plan developments indicated that a significant — and fully subscribed — equity rights offering was needed to supplement exit financing and other cash sources in order to pay off senior secured and priority classes of debt and otherwise fully fund the Debtors’ exit from chapter 11. The Debtors engaged in substantive discussions with various creditor constituencies and other capital market participants and solicited proposals for a backstopped rights offering from a number of potential sources.
     On July 11, 2007, the Debtors executed the Backstop Term Sheet with the following parties: (1) investment entities affiliated with Pacificor, LLC , which have committed to undertake 75% of the Backstop Commitment; (2) investment entities affiliated with Bennett Management Corporation, which have committed to undertake 20% of the Backstop Commitment; and (3) investment entities affiliated with Wilfrid Aubrey LLC, which have committed to undertake 5% of the Backstop Commitment (collectively, the “Backstop Parties”). The Backstop Term Sheet contemplates a rights offering amount of $140 to $160 million in new cash investments in exchange for approximately 39.4% to 42.6% of the New Common Stock in the reorganized Debtors (the “Rights Offering”).
     The Debtors negotiated the transaction contemplated by the Backstop Term Sheet with the Backstop Parties in good faith and at arm’s length. The Rights Offering is open to all Senior Noteholders who elect to participate in the Rights Offering as part of the Chapter 11 Plan solicitation process on a pro rata basis. A motion for the entry of an order approving the Rights Offering is currently set for hearing on August 1, 2007.
     Finally, concomitant with developing their rights offering, the Debtors have also developed a preliminary chapter 11 plan term sheet to facilitate active dialogue with their major creditor constituencies in formulating a plan of reorganization that will provide the Debtors’ creditor constituencies with the greatest recovery possible.
     Under the Bankruptcy Code, the Debtors have the exclusive right to file and solicit acceptance of a plan or plans of reorganization for an initial period of 120 days from the date on which they debtor filed for voluntary relief (the “Exclusive Filing Period”). If the Debtors file a plan within this exclusive period, then the Debtors have the exclusive right for 180 days from the filing date to solicit acceptances to its plan (the “Exclusive Solicitation Period” and together with the “Exclusive Filing Period, the “Exclusive Periods”). During these Exclusive Periods, no other party in interest may filing a competing plan of reorganization, however, a court may extend these periods upon request of a party in interest and “for cause.”
     The Bankruptcy Court in these Chapter 11 Cases extended the Debtors’ Exclusive Periods beyond those provided in the Bankruptcy Code twice previously, by orders entered on March 19, 2007, and May 30, 2007. As a results of such extensions, the Exclusive Filing Period is presently slated to expire on September 30, 2007 and the Exclusive Solicitation Period is presently slated to expire on November 30, 2007.
     The Debtors expect to file their chapter 11 plan this summer, and to work towards confirmation during the late third or early fourth quarter of 2007.
Maintaining Management Incentives. In furtherance of the Debtors’ operational restructuring initiatives, the Debtors have sought and obtained Bankruptcy Court approval for their key management incentive plan (the “KMIP”). The KMIP, as originally conceived and administered, provided incentive payments focused solely on completing the contemplated 50-Cubed Plan and other operational restructuring initiatives on time and at or below budget. The KMIP was intended to ensure that senior management participants (the “Tier I KMIP Participants”) and approximately fifty non-senior management KMIP participants (the “Tier II KMIP Participants”) who are primarily responsible for implementing the Debtors’ operational restructuring objectives remain highly motivated and dedicated towards achieving the Debtors’ various restructuring goals. The KMIP payments were determined by the Company’s progress in four specific areas: (i) moving production for 2,000 positions to “best in cost” and LCC facilities by December 31, 2007; (ii) completing the 50 Cubed Plan at or under budget (approximately $100 million); (iii) Eliminating at least 510 indirect labor positions by December 31, 2006; and (iv) achieving personal goals as set by each participant’s manager in support of the above three activities.
     On February 21, 2007, the Bankruptcy Court entered an order authorizing the payment of certain interim payments approved by the Company’s Compensation Committee to the Tier II KMIP Participants in an aggregate amount of approximately $440,000. On May 8, 2007, the Bankruptcy Court entered an order authorizing certain interim payments approved by the Company’s Compensation Committee to (i) the Tier II KMIP Participants in the aggregate amount of $553,793, for accomplishments made during the January 1, 2007, to March 31, 2007, timeframe; and (ii) the Tier I KMIP Participants in the aggregate amount of $1,212,970, for accomplishments made during the September 25,2006, to December 31, 2006, and the January 1, 2007, to March 31, 2007, timeframes.
     In April 2007, the Debtors revised the KMIP (the “Revised KMIP”) to take into account the evolving facts and circumstances of the Chapter 11 Cases, and in particular the development of the 2007-08 operating forecast and five year business plan, including specific incentives for achieving two other goals: (i) meeting certain business-performance criteria; and (ii) expeditiously exiting the bankruptcy. The terms of the Revised KMIP were:
•	Tier II KMIP Participants: Quarterly payments based on demonstrated progress in the three remaining relevant original KMIP metrics:
•	Moving production for 2,000 positions to “best in cost” and LCC facilities by December 31, 2007;

•	Completing the 50-Cubed Plan at or under budget (approximately $100 million); and

•	Achieving personal goals as set by each participant’s manager in support of the above two activities.
•	Tier I KMIP Participants. Three payments were to be made to Tier I KMIP Participants:
•	Incentive Payment No. 1: 25% of remaining KMIP bonus payments (or approximately $505,267) upon the delivery of the Business Plan to the Creditors’ Committee and Second Lien Committee (the “Business Plan Metric Payment”);

•	Incentive Payment No. 2: 25% of remaining KMIP bonus payments upon the filing of a chapter 11 plan of reorganization and disclosure statement with this Court (the “Plan of Reorganization Metric Payment”); and
•	Final Payment: 50% of remaining KMIP bonus payments upon the earlier of: (a) December 31, 2007; and (b) the confirmation of a chapter 11 plan of reorganization, subject to certain trailing 2007 EBITDA targets (the “EBITDA Target Payment”).
     On June 1, 2007, the Bankruptcy Court entered an order authorizing the Debtors to make payments to (i) the Tier II KMIP Participants based on the three remaining relevant original KMIP metrics without further notice; and (ii) 50% of the EBITDA Target payments to the Tier I KMIP Participants upon the earlier of (a) December 31, 2007; and (b) the confirmation of a chapter 11 plan of reorganizations subject to certain trailing 2007 EBITDA targets (measured beginning April 1, 2007), pursuant to the Revised KMIP metrics. On June 28, 2007, the Bankruptcy Court entered an order authorizing the Debtors to make the Business Plan Metric Payment to the Tier I KMIP Participants.
Second Lien Litigation. On August 28, 2006, the Company filed a Form 8-K disclosing the May 2005 filing of certain UCC-1 financing statements that incorrectly identified the collateral agent listed as the secured party (the “ May 2005 UCC-1 Financing Statements”). On August 16, 17, and 29, 2006, counsel for the collateral agent for the Debtors’ prepetition second lien lenders filed UCC-1 financing statements (the “August 2006 UCC-1 Filings”) that purported to replace and amend, respectively, the May 2005 UCC-1 Financing Statements.
     Since the Petition Date, the Debtors have been actively analyzing whether to pursue avoidance action litigation pursuant to chapter 5 of the Bankruptcy Code (the “Second Lien Litigation”) against the Debtors’ prepetition second lien lenders on account of the August 2006 UCC-1 Filings. The outcome of any such litigation could affect the Debtors’ proposed chapter 11 plan structure, and at the very least, may influence the negotiations among the key constituents in the Chapter 11 Cases. The matter is complex, and may implicate certain novel legal issues.
     On May 3, 2007, the Bankruptcy Court entered an agreed order reflecting the interim resolution reached among the Debtors and their major creditor constituents which, among other things, reflects a compromise that was driven by the Debtors’ chapter 11 plan development timeline. Pursuant to the Bankruptcy Court’s order, the deadline to initiate the Second Lien Litigation has been extended until July 23, 2007, or fifteen (15) calendar days thereafter if the Court denies the relief requested in the Debtors’ original motion.
Rationalizing The Debtors’ Asset Portfolio. As part of their restructuring efforts, the Debtors have been analyzing their diverse asset portfolio and, where appropriate, have sought, and will continue to seek, authority from the Bankruptcy Court to sell certain non-core assets. For example, the Debtors recently announced their intention to divest their jacks business and their hinges and latches business, which will likely involve the sale of their Butler, Indiana, and Mancelona, Michigan, facilities by year-end 2007. In addition, the Debtors have announced that the following additional plants are slated for closure by year-end 2007: (a) Brownstown, Indiana; (b) Bracebridge, Ontario; (c) Hannibal South, Missouri; and (d) Selinsgrove, Pennsylvania.
     In May 2007, the Debtors announced that they would explore strategic alternatives for Atwood—namely, whether a sale or growth strategy would maximize Atwood’s financial contribution to the Debtors’ estates. After consulting with their investment bankers, Miller

Buckfire & Co., LLC, the Debtors determined that a divestiture would: (a) maximize Atwood’s contribution to their estates; (b) provide necessary liquidity through the plan negotiation and confirmation process; and (c) allow the Debtors to focus on their core business of manufacturing parts for the automotive industry.
     The Debtors actively engaged in identifying and soliciting parties who would be potentially interested in purchasing Atwood. On June 15, 2007, four parties submitted formal bids to act as a stalking horse bidder for the Sale Assets. The Debtors worked with three of these parties to satisfy their further diligence requests, while simultaneously negotiating the terms of an asset purchase agreement (the “APA”), bidding procedures and sale order. On July 3, 2007, and after prolonged arms length negotiations, the Debtors and Atwood Acquisition Co. LLC, an affiliate of Insight Equity, executed the APA, which is subject to both higher and better offers through the bankruptcy auction process as well as the Bankruptcy Court’s approval. A motion for the entry of an order approving the bidding procedures, the form and manner of notice of the auction, and other related relief is currently set for hearing before the Bankruptcy Court on July 24, 2007.
     The Debtors intend to use some of the proceeds from this anticipated sale to pay down a portion of the funds owed under the DIP Credit Agreement and as an additional source of liquidity through plan confirmation. In conjunction with this process, the Debtors have developed a sale incentive compensation plan (the “Atwood SIP”) to encourage a group of senior Atwood management to fully support the sale process and to pursue the highest or best value for the sale. On June 28, 2007, the Bankruptcy Court entered an order authorizing the Debtors to implement and complete the Atwood SIP, and to make all attendant payments thereunder.
Other Progress In The Debtors’ Chapter 11 Cases. The Debtors have also focused their efforts on, among other things, analyzing their executory contracts and unexpired leases. The Debtors identified certain unexpired leases of non-residential real property as cost competitive and integral to their operational restructuring efforts, including: (a) Corporate Headquarters, 2791 Research Drive, Rochester Hills, Michigan, lease to expire December, 2011; (b) Elkhart I, 23806 County Road 6, Elkhart, Indiana, lease to expire April, 2008; (c) Elkhart II, 23950 County Road 6, Elkhart, Indiana, lease to expire December, 2009; and (d) Spring Lake, 16880 North 148th Avenue, Spring Lake, Michigan, lease to expire September, 2007. On June 4, 2007, the Bankruptcy Court entered an order authorizing the Debtors to assume those leases. On June 28, 2007, the Bankruptcy Court entered an order authorizing the Debtors to assume two additional unexpired leases of non-residential real property located at: (a) 53061 Ada Drive, Elkhart, Indiana, lease to expire on September, 2012; and (b) 5845 East 14th Street Brownsville, Texas, lease to expire on March 2013.
     Since the May 1, 2007, claims bar date, the Debtors have made significant process in resolving the more than 3500 proofs of claims file against the Debtors’ estates. In particular, the Debtors are currently conducting a comprehensive review and reconciliation of all claims against the estates. This process includes identifying particular categories of claims that may be targeted for disallowance and expungement, reduction and allowance or reclassification and allowance. To reduce the number of claims, and to avoid possible double or improper recovery by claimants, the Debtors anticipate filing numerous omnibus objections to certain categories of claims in the coming months.
Industry Trends
     Our performance and growth are directly related to certain trends within the automotive and RVSV markets, both of which are experiencing similar trends.
     Increasing Electronic and Technological Content. The electronic and technological content of vehicles continues to expand, largely driven by consumer demand for greater vehicle performance, functionality, and affordable convenience options as a result of increased communication abilities in vehicles, as well as increasingly stringent regulatory standards for energy efficiency, emissions reduction and increased safety. Mechatronic systems utilize microprocessors and software to control the motion of mechanical devices. Mechatronics is a growing market, as the electronic content in automobiles is expected to represent a greater proportion of vehicle content in future car and light truck designs. This environment will present substantial growth opportunities to suppliers with the capability to design both the mechanical and electronic portions of mechatronic systems and deliver optimized system performance and value to OEM customers.
     In 2005, we entered into a joint venture agreement with Olhotronic GmbH to develop, manufacture and sell electronic modules used in mechatronic systems for the automotive and RVSV industries. The new joint venture company conducts business under the name Duratronics GmbH and is headquartered in Lohne, Germany. Duratronics’ products had been integrated with our portfolio of mechatronic control systems and sold worldwide to automotive and RVSV OEMs, as well as to dealerships and consumers through aftermarket channels. Duratronics’ initial products will include systems such as: shifter indication; electronic seating controls; anti-pinch window electronics; and a portfolio of by-wire systems.
     Utilization of Light-Weight Materials. Concern over the environmental impact of the automotive industry has been growing, resulting in European and U.S. regulations of vehicle emissions becoming more stringent. The automotive manufacturer’s need to improve overall fuel economy in vehicles has led to the trend toward minimizing vehicle weight. The use of performance materials such as high strength steel and aluminum is on the rise and heavier traditional materials, such as steel and iron, are being replaced whenever possible.
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
     Continuous Cost and Performance Improvement. In order to continue to respond to increasingly competitive market pricing dynamics, suppliers are establishing comprehensive plans to remove waste from the enterprise value stream. This includes optimizing the design of products and manufacturing processes above previous generations for improved efficiency and value. Suppliers with the ability to generate savings through processes such as six sigma, lean manufacturing, value analysis and value engineering (“VA/VE”), and warranty analysis, coupled with strong execution and disciplines in advanced product quality planning (“APQP”) will be successful in offering continuous improvement in value.
     Safety Performance. Government agencies develop, promote, and implement educational, engineering and enforcement programs directed toward ending preventable tragedies and improving occupant safety related to vehicle use and highway travel. These agencies also establish standards for safety performance criteria that every new motor vehicle sold in a specified region must meet. Standards range from those focused on crash avoidance features (such as brakes and lighting) to ensuring vehicle crashworthiness through testing occupant restraint systems (safety belts and airbags) and to protecting against fires (fuel integrity). These standards set forward test procedures and specific performance requirements. Vehicle manufacturers are required to certify that each new vehicle sold meets all of the applicable standards. Should a vehicle fail any aspect of the standard, the manufacturer is required to recall the vehicle and fix the problem. Vehicle manufacturers and suppliers strive to continuously improve vehicle and component safety performance. These efforts include the creation of stringent safety programs aimed toward saving lives, preventing injuries, and reducing traffic-related health care and other economic costs. Suppliers with proven track records in developing and manufacturing products that exceed government and OEM quality and safety standards offer significant value to vehicle manufacturers and are at an advantage versus suppliers of non-safety related products. We have extensive experience in the design and manufacturing of safety related products. A majority of our products are designed and tested to meet the stringent safety standards set both by governments and OEMs.
     System and Module Sourcing. OEMs increasingly seek suppliers capable of manufacturing complete systems or modules of a vehicle rather than suppliers who only produce individual components. By outsourcing complete systems or modules, OEMs are able to reduce their costs associated with the design and integration of different components and improve quality by enabling their suppliers to assemble and test major portions of the vehicle prior to beginning production. Often the modules are supplied to OEM factories on a just-in-time basis, which involves the complex sequencing of discrete modules with specific vehicle build schedules. Suppliers with in-line-vehicle-sequencing (“ILVS”) capabilities will have access to these contract opportunities. We continue to invest in and expand our ILVS capabilities for products such as complex glass modules, shifters and exterior trim packages.
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
Business Strategy
     Our primary business objective is to capitalize on the technology, globalization and system sourcing trends in both the automotive supply and RVSV industries in order to be the leading provider of the systems we supply to customers worldwide. Presently, we are focusing on the following key strategies for both of our segments:
     Focus on Core Businesses. We continue to bolster our organic growth strategy by seeking complimentary partnerships and investments that provide a competitive advantage and growth opportunities for our core businesses. As part of this strategy, we have placed a greater emphasis on achieving higher returns on our investments and our individual business lines.
     Accelerate Investments in New Product and Process Technologies. We continue to invest in new product and manufacturing process technologies to strengthen and differentiate our product portfolio. We also intend to continue our efforts to develop innovative products and manufacturing processes to serve our customers better globally and improve our product mix and profit margins.
     Maximize Low-Cost Production Capabilities. We continuously implement strategic initiatives designed to improve product quality while reducing manufacturing costs. In addition, we continually evaluate opportunities to maximize our facility and asset utilization worldwide. We also seek to capitalize on opportunities to expand our manufacturing capabilities in low-cost regions of the world, which are anticipated to develop into future domestic sales to emerging markets. We have ongoing operational restructuring plans designed to enhance performance optimization, worldwide efficiency and financial results. This plan is an acceleration of our previous strategies, focused on achieving improved financial results in the near future. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect to complete this action in 2008. In addition, our purchasing organization will aggressively cut costs throughout our supply chain resulting in a significant reduction of annual purchasing costs. Cash costs for the 2007 and 2008 restructuring actions are expected to be approximately $97 million. These costs will relate primarily to employee severance, capital investment, asset impairment, facility closure and product move costs. The savings are expected primarily through a lower average global wage rate, lower cost of purchased materials and operating efficiencies gained as a result of facility consolidations and reorganizations. The restructuring, we believe, will be financed with cash on hand and availability under our DIP Credit Agreement.
Company History
     Dura was formed in 1990 by Hidden Creek Industries (“Hidden Creek”), Onex Corporation (“Onex”), J2R Corporation (“J2R”) and certain others for the purpose of acquiring certain operating divisions from the Wickes Manufacturing Company (“Wickes”). Onex is a publicly owned holding company based in Canada. Hidden Creek was a private industrial management partnership comprised of Onex and J2R and was based in Minneapolis, Minnesota. Hidden Creek provided certain strategic, financial and acquisition services to us since our inception. Onex, J2R and the principals of Hidden Creek divested their remaining Class B common stock in 2004 and are no longer affiliated with us.

     Historically, our growth has come from acquisitions. Since inception, our growth through acquisition included acquiring the following businesses:

Name	Acquisition Date
Alkin Co.	1994
Pollone S.A.	1996
Rockwell Light Vehicle Systems France S.A.	1996
KPI Automotive Group	1996
VOFA Group	1997
GT Automotive Systems, Inc.	1997
Thixotech Inc.	1997
REOM Industries	1997
Universal Tool and Stamping Co., Inc.	1998
Trident Automotive PLC	1998
Hinge Business of Tower Automotive, Inc.	1998
Excel Industries, Inc. (“Excel”)	1999
Adwest Automotive PLC	1999
Metallifacture Limited	1999
Seat Adjusting Business of Meritor Automotive, Inc.	1999
Jack Division of Ausco Products, Inc.	2000
Bowden TSK	2000
Reiche GmbH & Co. KG Automotive Components (“Reiche”)	2000
Creation Group of Heywood Williams Group PLC (“Creation Group”)	2003
     Through the integration of acquired companies, we have identified certain businesses as non-core and divested them as appropriate. Today all of these acquired businesses have been fully integrated and are managed as one company.
     In addition to acquisitions, we have also entered into strategic alliances and joint ventures that complement our core business. The following is a list of significant ventures:

	Date of Dura	Dura ownership
Joint Venture	Investment	%
Dura Vehicle Components Co., Ltd.	1999	90%
Dura Ganxiang Automotive Systems (Shanghai) Co., Ltd.	2005	55%
Duratronics GmbH	2005	50%
     On September 25, 2006, we completed the sale of Dura Automotive Systems Köhler GmbH to an entity controlled by Hannover Finanz GmbH, headquartered in Hannover, Germany. No continuing business relationship exists between this former subsidiary and the Company. The divestiture is part of Dura’s evaluation of strategic alternatives for select German operations, as previously announced on February 9, 2006.
Products
     We are a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive and RVSV industries.
     Although a portion of our products are sold directly to OEMs as finished components, we use most of our products to produce “systems” or “subsystems,” which are groups of component parts located throughout the vehicle which operate together to provide a specific vehicle function.
     A brief summary of each of our principal product categories is set forth below:

Segment	Product Category	Description
Automotive	Driver Control Systems	Adjustable and traditional pedal systems, electronic throttle controls, parking brake systems, cable systems, hybrid electronic and traditional gear shift systems, instrument panel beams

	Seating Control Systems	2, 4, 6 and 8-way power and manual seat adjusters, first, second and third row applications, complete seat structures, seat recliner assemblies, electronic seating control modules

	Glass Systems	Urethane and polyvinyl chloride (“PVC”) glass encapsulated windows, integrated liftgate modules, manual and power backlite windows, 1, 2 or 3-sided glass modules, drop-door glass, hidden hardware glass and integrated greenhouse systems

	Door Systems and Modules	Aluminum and steel body-in-white door modules, door frames, glass run channels, guide rails, window lift systems, space frame body components, structural beams and cross members

	Engineered Assemblies	Spare tire carriers, jacks and tool kit assemblies; hood, tailgate, and seat latch systems; hood, tailgate, and door hinge systems

	Exterior Trim Systems	Roof and waist moldings, side frame trim, A, B & C-pillar cappings, body color trim and bright trim

Atwood Mobile Products	RVSV Appliances	Water heaters, furnaces, stoves and ranges

	RVSV Engineered Assemblies	RVSV leveling and landing systems and towing hardware
Customers and Marketing
Automotive Segment
     In 2006, approximately 77% of total worldwide light vehicle production occurred outside of North America. We derive a significant amount of our revenue from sales to OEMs located outside of North America. In Europe, we supply products primarily to Volkswagen, GM, Ford, BMW, PSA (Peugeot and Citroën), Renault-Nissan, and DaimlerChrysler.
     The North American automotive industry is led by GM, Ford, Toyota and DaimlerChrysler. New domestic manufacturers accounted for approximately 32% of the market in 2006. In North America, we supply products primarily to Ford, GM, DaimlerChrysler, Lear, Johnson Controls and Intier. We have also expanded our global presence through acquisitions and internal growth. We have added new customers and increased penetration into certain existing customers such as BMW, Volkswagen, Toyota, Renault-Nissan, Honda and PSA.
     Our automotive customers award contracts for a particular vehicle platform, which may include more than one car model. Such contracts range from one year to the life of the model, which is generally three to seven years, and do not require the customer to purchase a minimum number of parts. We also compete for new business to supply parts for successor models. Because we supply parts for a broad cross-section of both new and mature models, we endeavor to minimize our reliance on any particular model. We manufacture products for many of the most popular car, light truck, sport utility, crossover and multi-activity-vehicle models in North America and Europe.

Atwood Mobile Products Segment
     Major customers for our RVSV products include Fleetwood, Winnebago, Thor, Damon, Jayco, Coachmen, Monaco, Motor Coach and Navistar. Sales and engineering groups are located in Elkhart, Indiana, to service these customers. Customers in the RVSV products market generally negotiate annual pricing contracts without firm order commitments or long purchase order lead times. Therefore, the RVSV group does not have a significant backlog of orders at any particular time.
     As a leader in the Recreation Vehicle Industry, Atwood sells a wide variety of products to the automotive, agricultural, commercial, industrial, marine and van conversion markets. We estimate that approximately 90% of RV’s on the road in the United States today use an Atwood product.
Overall
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
     Our sales distribution by geographic region for the years ended December 31, 2006, 2005 and 2004 was as follows:

	Years Ended December 31,
Region	2006	2005	2004

North America	53%	58%	60%
Europe	43%	39%	38%
Other	4%	3%	2%

Total	100%	100%	100%

     Sales in the above table were assigned to applicable geographical region based upon where products are shipped from. Refer to Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, included in this Form 10-K, for further discussion of geographical operations.
     The following is a summary of our significant customers based on sales from continuing operations for 2006, 2005 and 2004:

	Years Ended December 31,
Customer	2006	2005	2004

Ford	22%	20%	19%
Volkswagen	10%	9%	8%
GM	9%	11%	12%
DaimlerChrysler	8%	8%	9%
Lear	6%	10%	11%
BMW	4%	4%	4%
Renault-Nissan	3%	2%	2%
PSA	2%	2%	2%
JCI	1%	2%	1%
Honda	1%	1%	1%
Toyota	1%	1%	1%
Fleetwood	1%	1%	1%
All others	32%	29%	29%

Total	100%	100%	100%

     All of the customers identified in the table above are customers of our automotive segment other than Fleetwood, which is a customer of our Atwood Mobile Products segment.
Design and Engineering Support
     We believe that engineering service and support are key factors in successfully obtaining new business for both of our business segments. We utilize program management with dedicated program teams, which have full design, development, test and commercial issues under the operational control of a single manager. In addition, we have established cross-functional teams for each new program to ensure efficient product development from program conception through product launch.
     We continuously expand the multi-geographic-flexibility of our product development and manufacturing capabilities to support our customer’s globalization plans. In doing so, we offer design, sales and manufacturing support near key customers in the major regions of the world. In 2004, we added a technology and sales center to our Automotive segment in Velizy, France, near the design headquarters of Renault-Nissan and PSA.
     Separate advanced technology groups have been established to maintain our position as a technology leader in our business segments. The advanced technology groups have developed many innovative features in our products, including many features that were developed in conjunction with our customers. We utilize computer aided designs (“CAD”) in the design process, which enables us to share data files with our customers via compatible systems during the design stage, thereby improving function, fit and performance within the total vehicle. We also utilize CAD links with our manufacturing engineers to enhance manufacturability and quality of the designs early in the development process.
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
Manufacturing
     We employ a number of different manufacturing processes. We utilize flexible manufacturing cells wherever possible in all manufacturing operations. Manufacturing cells are clusters of individual manufacturing operations and work stations grouped in a circular or rectangular configuration, with the operators placed centrally within the configuration. This provides flexibility by allowing efficient changes to the number of operations each operator performs. When compared to the more traditional, less flexible assembly line process, cell manufacturing allows us to maintain our product output consistent with our customers’ requirements and reduce the level of inventory. We also pioneered and employ “Super-cell” configurations which locate primary capital equipment centrally among secondary assembly equipment, to reduce in-process inventory, improve quality, and reduce manufacturing costs.
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
Automotive Segment Manufacturing
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
     Our glass systems broadly include two categories of products: mechanically framed glass and molded framed glass. Mechanically framed glass products are produced by putting glass panes through a series of processes, which include adding handles, hinges, aluminum and steel based edge frame assemblies, electrical connectors and fasteners. The production of molded framed glass products involves two primary molding processes: Reaction Injection Molding (“RIM”) and High Pressure Injection Molding (“HPIM”). Both processes provide a “surround” to the glass panes that incorporates the styling, sealing and mechanical attachment features of the product. Our ability to utilize either process provides OEMs with the maximum advantage in terms of cost, styling imperatives and robustness. The glass panes used in the production of our glass systems are primarily purchased from outside suppliers.
Atwood Mobile Products Manufacturing
     Atwood utilizes various manufacturing processes and systems to provide quality products through the use of flexible manufacturing equipment to produce our large product portfolio to meet our customer’s specific needs. Our Atwood manufacturing operations continue to implement process and system improvements through cost savings initiatives such as strategic sourcing and lean manufacturing. Atwood continually measures and monitors key metrics at each manufacturing facility.
     Atwood’s engineered assemblies are manufactured in a variety of ways including cutting and stamping. Couplers are die formed from heavy gauge steel and divided into three categories: straight tongue, A-Frame, and specialty couplers range in capacity from 5,000lbs to 40,000lbs. Appliances are welded and assembled on continuous production flow lines from components, which are both manufactured internal and purchased as finished subassemblies. Where cost effective, we will purchase components from overseas manufacturers.
     The processing of level legs, jacks, couplers and hitch balls consist of 6 to 241 individual components and utilize similar manufacturing processes and systems. In the processing of most of the jacks, inner ball screw special machining is used to draw coiled steal down to the required diameter and length. The rods are then moved to the next operation that cuts the proper screw flights and pitch; turning down of the rod and the proper machining application of the top nut. Some of the screws are sent out for heat treat and machining prior to final assemble. The jacks also require the stamping of components in-house through the utilization of single stage or progressive dies. These stampings are used in the jack feet or used for welding to the outer tubing. The inner and outer tubing is purchased to the required length and processed through various in-line machines to apply the proper embossment/crimp prior to going to the welding area where the parts are lathe, robotic MIG and or MIG welded by hand. After welding the housings are E-coated in-house or plated outside and moved to a self contained final assemble line designed for quick change over. Each final assemble line has material stored at the point of use and as purchased parts are consumed they are re-ordered through the use of a kanban system. The final assemble lines assemble, test and package the final product to provide single unit jacks or system kitting of multiple jacks. Various in-house manufactured components and purchased parts are kitted to meet the customers jack specifications with different handles, foot configurations and or controls. we use most of the same manufacturing processes and systems to manufacture couplers.
     The manufacturing of chair, sofa and lounge frames utilizes presses ranging up to 200 tons to produce the stamped parts using single stage and progressive dies in presses. The stamp parts then flow to the welding process consisting of GMAW, and is provided through hand welding in tooled fixtures or robotic welding with single or two static fixtures. Most or all of these products have EW tubing and is cut through an automatic production cutter and then fed to a bending department that provides value added with either vertical benders or CNC 5 axis bender. Powder coated components are painted on certain products when customer specifies for corrosion preventative or esthetic requirements. Powder coating is an epoxy coating that is applied through high static voltage with the paint being a negative charge and the parts at a positive charge. Assembly of finished goods is provided through a work cells that is completed on assembly cells equipped with tables or flat belt conveyor using screw guns and hand tools.
     The seat adjusters and seat pedestals with the Quick Removable® system utilize the manufacturing process consisting of roll forming of the metal structure through a continuous process in which coiled steel is passed through a series of rollers which progressively form the metal into a consistently shaped section. Sections are normally applied with an autopheretic coating or a bright zinc plating that is outsourced and then brought back in house for final assemble processing that is generally performed in manufacturing cells, high volume, automated assembly machines are employed where appropriate.

     Stamped parts are produced using single stage and progressive dies in presses, which range up to 200 tons. Welding process consist of GMAW, and is provided through hand welding in tooled fixtures or robotic welding with single or two static fixtures. Powder coated components are painted on seat pedestals when customer specifies for corrosion preventative or esthetic requirements.
     Ranges, cook tops and water heaters components are produced with various stamping operations ranging from 60T to 450T. Range stampings utilize several outside processing operations to porcelain enamel the cooking surface or the oven parts in various consumer desired colors. Aluminum and stainless steel is formed, pierced, bent and washed mostly to prepare for welding water heater tanks. Many welding processed are utilized including MIG, TIG and automated welding. Assembly operations for ranges and water heaters are configured such that many different models can be produced during a shift. Lean manufacturing techniques are utilized to optimize material and production flow, balance assembly times and reduce labor requirements.
     Three types of furnaces are offered to the RV market. These furnaces have an average of 65 components. Furnaces are manufactured utilizing a variety of processes. Sheet metal parts are stamped on progressive complete dies that run through presses ranging from 60 to 400 ton. Some components are then joined together utilizing different types of welds such as MIG, TIG, seam and spot. All wiring harnesses and leads are produced on an AMP CNC machine internally. Purchased electronic and plastic components are then merger together with these sheet metal parts with screws. Certain components go out to be painted and degreased prior to assembly. Our assembly lines use several KanBan’s and lean manufacturing principles to remain a low cost producer and minimize scrap and inventory. We do furnace design, product enhancements, agency compliance and reliability testing through our engineering department. Atwood also builds door handles, used in the Heavy duty and emergency vehicle industry. These door handles are produced in a cell using similar manufacturing processes.
     Driver doors along with entry doors are constructed from aluminum extrusions that are cut to length. Cut extrusions are put through horizontal bending machines that put the correct radius when the door requires a certain radius to match the customers coach. Miter doors are cut with the 45 degree to allow a square corner that matches customers’ requirements. Mounting frames, door frames and clamp frames are all fabricated in the same manner. All components are put into the next cell that would provide value added such as holes, notches and router processes. These functions are provided with either punch presses, stake presses or inline punching units. Welding of components are a mig weld or tig weld process that is hand welded in production fixtures that mate all components to design and are put in a rack for paint. Painting is a high end powder coat that is sent off site and provides different colors. Very high visual specifications are applied to this product due its high visibility once installed on coach. Doors are returned from supplier and taken to assembly cells where all components such as rubber seals, mounting hardware, glass and door checks are installed through use of building bucks, power screwdrivers and hand tools. Doors go through a functional check and then are packed in racks or cardboard boxes. Foam core doors have similar manufacturing process other than the substrate is of a foam inner core that is machined to shape by a CNC router. Core is than applied with a skin that is made from either aluminum or fiberglass. The skin is applied with an adhesive roller machine and sent through a pressure roller for instant attachment. Core as an assembly goes to the CNC to have handle holes and window hole cut. Surround extrusion is riveted on in assembly cell and window and hardware is installed. Doors are functionally checked and packed in racks for delivery.
Quality
Automotive Segment
     The automotive industry has established a global quality management system requirement known as ISO/TS 16949:2002. This requirement was specifically designed by the automotive sector and is recognized by all automotive manufacturers worldwide. Independent auditors must register suppliers as ISO/TS 16949:2002 compliant, no later than December 31, 2006, as a condition of doing business with specific automotive customers. Third party registration can only be obtained by demonstrating continuous improvement in manufacturing capability and support processes. We have ISO/TS 16949:2002 registrations at over 95% of our global automotive facilities as of December 31, 2006.
     Our facilities have been recognized by our customers over the last five years with various awards, such as the DaimlerChrysler Gold Award, recognition by DaimlerChrysler as a supporting role in the Blackbelt Project of the Year Award, Honda Quality and Delivery Performance Awards, Isuzu Quality Achievement Award, Lear Hall of Fame Award, Nissan Quality Master Award, Nummi Delivery Performance Award, PPG Delivery Award, Subaru Quality Achievement Award, Toyota Quality Performance Achievement and Volkswagen Premier Supplier Award. We have also received an “A” rating at Peugeot and Renault.
     We maintain an environmental management system at our automotive manufacturing locations. The system meets the ISO 14001 standard and is registered by independent third party auditors. The environmental management system assists us in being a clean corporate citizen and provides a framework for managing environmental aspects.
Atwood Mobile Products Segment
     We maintain registration to the ISO 9000 quality system for facilities that serve the RV and specialty markets receiving the 9001 certification from an independent third party auditor.
     In addition, we have earned the Fleetwood Industries Circle of Excellence award 10 times as well as the Quality Supplier of the Year for the Commercial Vehicle Services Network (formerly NWRA) and the Aftermarket Excellence Award from the Recreation Vehicle Aftermarket Association.
     We were awarded the Child Safety Advocate Award from Indiana University School of Medicine, the Monaco Award of Excellence as a Top Supplier, the Palm Harbor Supplier of the Year, recognized as a Preferred Supplier from Gillig, recognized as a Preferred Supplier from MCI, Frieghtliner Certified Supplier, Indiana Quest of Excellence Award Winner and State of Indiana Quality Improvement Award.
Competition
     We operate in a highly competitive environment in both our Automotive and our Atwood Mobile Products segments. We principally compete for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the OEMs manufacture such models for the public. Once a supplier has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign. Competitive factors in the market for our products include product quality and reliability, cost, timely delivery, technical expertise and development capability, new product innovation and customer service. The number of our competitors has decreased due to the supplier consolidation resulting from changing OEM policies. Some of our competitors have substantial size, scale and financial resources.
     In addition, there is substantial and continuing pressure by the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as ourselves. Over the last two years, especially 2006, we have not been able to adequately generate sufficient cost savings to offset these price concessions.
     We are a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules, exterior trim systems and appliances for the global automotive and RVSV industries. Set forth below is a brief summary of our most significant competitors in several major product categories:

Automotive Segment
Driver Control Systems:
     Automotive Cables. We are the leading producer of automotive cables in both North American and Europe. Major competitors include Teleflex Incorporated (“Teleflex”), Ficosa International, S.A. (“Ficosa”) and Hi-Lex Corporation (“Hi-Lex”) in North America and Kuester & Co. GmbH (“Kuester”), Ficosa and Sila Holding Industriale (“Sila”) in Europe.
     Parking Brakes. We are the leading producer of parking brakes in North America. Traditional parking brake competitors include Flex-N-Gate, Magna International Inc. (“Magna”), Ficosa, Otscon and Aisin Seiki. Competitors in the electronic parking brake market include Kuester, TRW and Siemens VDO.
     Transmission Shifters. We are a leading producer of transmission shifters in North America. Major competitors include Grand Haven Stamped Products, Teleflex, and Tokai Rika. Our competitors in Europe include Lemforder, Teleflex, Ficosa, and Sila.
     Pedal Systems. Our primary competitors in pedal systems include KSR, Drivesol, and Magna in North America.
Seating Control Systems:
     Our primary competitors are the in-house operations of Lear, Intier (Magna), JCI, and Faurecia. In addition, independent competitors include Brose Fahrzeagteile Glaswerke GmbH & Co. (“Brose”), C. Rob Hammerstein GmbH & Co. KG, Fischer and Keiper Recaro GmbH & Co.
Glass Systems:
     Our primary competitors in glass systems are Magna, Pilkington, PPG Inc., Guardian Industries, Inc. and Hehr International, Inc. in North America and Sekurit and Pilkington in Europe.
Door Systems and Modules:
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

Atwood Mobile Products Segment
RVSV Appliances:
     Our primary competitors for RVSV appliances include Suburban Manufacturing (division of Airxcel) and Maytag Appliances/Magic Chef RV Products.
RVSV Engineered Assemblies:
     We are a leading producer of RVSV hardware in North America. Our primary competitors include Cequent (TriMas Corporation), Shelby Industries and Lippert Components, Inc.
     Our competitors in Asia and South America include many of the same companies listed above by product category, who have opened facilities or formed joint ventures in these regions with existing manufacturers.
Distribution Methods
     In the Automotive Segment, our products are sold directly to OEM or Tier I suppliers. All aftermarket requirements are distributed through networks established by the OEMs.
     We aggressively market our Atwood Mobile Products through a field sales team focused on the Original Equipment Manufacturers. We are also able to leverage a distinct service advantage at the OEM base through the utilization of a full time field auditing team to cover at key accounts.
     Aftermarket distribution for RVSV products is divided into two segments: Hardware Distribution and RV Distribution although some overlap does occur. Sales to these two segments are roughly equal. Two characteristics of these markets are a long selling cycle for new products and loss of contact with the ultimate consumer. Hardware Distribution is the most difficult market of the two. Companies within this segment sometime sell to users directly but sales largely are to builders of trailers and devices that haul everything from livestock to horses. Distributors in this segment are located throughout the United States, and are called on by our various Account Managers.
     RV distribution for Atwood Mobile products is accomplished by adhering to a two-step distribution system made up of distributors that sell to dealers. Dealers provide not only products for the end consumer but perform service work on RV units. Distribution to the marine market is also handled in this segment. Distributors in this segment are located throughout the United States, and are called on by our various Account Managers.
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
     Overall, raw steel and purchased parts with steel content accounted for the most significant component of our raw materials costs in 2006. Steel prices increased significantly during 2004, and experienced a moderate decline in 2005 and early 2006. During the second half of 2006, steel prices experienced significant increases that resulted in an overall net higher cost for the year. Steel price increases had a negative impact on our gross profit in 2006, 2005 and 2004. To offset increasing steel costs, we entered into shorter term, 3-to-6 month supply agreements in the second half of 2005 and early in 2006 with certain steel service centers. We believe we can continue to obtain short term supply agreements. These arrangements do not contain minimum purchase requirements. These relationships allow us to order precise quantities and types of steel for delivery on short notice, thereby resulting in lower inventory levels. In addition, we occasionally “spot buy” steel from service centers to meet customer demand, engineering changes or new part tool trials. We manage our raw material costs to mitigate the effect of rising steel prices on our results of operations. This strategy includes working with suppliers to minimize the overall impact of rising costs for raw material and purchased parts through delaying the timing of any increase, selling steel waste and scrap at the highest possible price, increasing cost reduction programs throughout the business, participating in customers’ steel resale programs and lastly, negotiating price relief from customers. Our results of operations will continue to be adversely affected by higher steel prices unless we are successful in passing along these increases to our customers or otherwise offset these increased raw material costs through other operating efficiencies. Where available, we use customers’ steel resale programs to minimize the effect of steel costs. We are currently on Ford’s resale program.
     Other raw materials or components purchased by us include tools and dies, motors, fasteners, springs, rivets and rubber products, all of which are available from numerous sources.
Product Warranty Matters
     We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of the products results, or is alleged to result, in bodily injury and/or property damage. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of the products are, or are alleged to be, defective, we may be required to participate in a recall involving such products.
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
Automotive Segment Warranty
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
     During 2006, we settled two warranty matters with one of our customers for approximately $9.0 million for which we had previously recorded reserves in the amount of $3.6 million, which at the time, represented our estimated total exposure. Accordingly, we recorded an additional charge of $5.4 million in cost of sales related to the final settlement of both warranty matters with the customer.

Atwood Mobile Products Segment Warranty
     We carry a two-year limited warranty on our Atwood Mobile Products that begins at the time of retail sale that applies to the original owner only. We provide warranty reserves as items are sold based on historical warranty information.
Environmental Matters
     We are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. We devote resources to complying with these requirements and several of our facilities are certified in accordance with ISO 14001, the international environmental management standard. Nonetheless, there can be no assurance that we operate at all times in complete compliance with all such requirements. We could be subject to potentially significant fines and penalties for any noncompliance that may occur. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls in 2007 or 2008.
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
     The Michigan Department of Environmental Quality (“MDEQ”) is investigating contamination at our facility in Mancelona, Michigan. The investigation stems from the discovery in the mid-1990s of trichloroethylene (“TCE”) in groundwater at the facility and offsite locations. We have not used TCE since we acquired the Mancelona facility, although TCE may have been used by prior operators. MDEQ has indicated that it does not consider us to be a responsible party for the contamination under the Michigan environmental statutes. We have been cooperating with the MDEQ, and have implemented MDEQ’s due care requirements with respect to the contamination. MDEQ installed a municipal drinking water system in the area.
     The Mancelona groundwater contamination matter is subject to an indemnity from Wickes, the prior operator of the facility. Wickes agreed to indemnify us with respect to certain environmental liabilities up to a $2.5 million cap of which approximately $2.3 million has been expended as of December 31, 2006 . We will be obligated to indemnify Wickes with respect to any liabilities above such cap. Wickes has been paying indemnification claims relating to the Mancelona matter, subject to a reservation of rights. On May 17, 2005, Collins & Aikman, an affiliate of Wickes, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Wickes may seek to discharge its remaining indemnity obligation to us in connection with that reorganization.
     MDEQ has filed a claim in connection with our Bankruptcy filing for $9.3 million relating to past response costs for the Mancelona groundwater contamination. Previously, we had not received any notice from MDEQ concerning such claim. We intend to vigorously object to this bankruptcy claim, as we were not responsible for the contamination. We believe that we will be successful, but no guarantee as to the ultimate outcome can be given.
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
     Our business is moderately seasonal as our primary North American Automotive Segment customers historically halt operations for approximately two weeks in July for vacations and model changeovers and our European customers generally reduce production during the month of August. Accordingly, third quarter results may reflect this cyclicality.
Employees
     As of December 31, 2006, we employed approximately 7,150 people in North America, 6,800 in Europe and 1,400 in other regions of the world. A substantial number of our employees are members of unions. In the U.S. and Canada, we have collective bargaining agreements with several unions including: the UAW; the CAW; and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the U.S. and Canada have separate contracts. Each such contract has an expiration date independent of other labor contracts. The majority of our non U.S. and Canadian employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. Although we believe that our relationship with our union employees is generally good, there can be no assurance that we will be able to negotiate new agreements on favorable terms. In the event we are unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on our operations.
Item 1A. Risk Factors
     Our business is subject to a number of risks and uncertainties. You should carefully read and consider the risk factors set forth below.
A long period of operating under chapter 11 may harm our businesses.
     A long period of operating under chapter 11 could adversely affect our businesses and operations. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the Bankruptcy reorganization instead of focusing exclusively on business operations. A prolonged period of operating under chapter 11 will also make it more difficult to attract and retain management and other key personnel necessary to the success and growth of our businesses. In addition, the longer the Chapter 11 Cases continue, the more likely it is, that our customers and suppliers will lose confidence in our ability to successfully reorganize our businesses and seek to establish alternative commercial relationships. Furthermore, so long as the Chapter 11 Cases continue, we will be required to incur substantial costs for professional fees and other expenses associated with the proceedings. A prolonged continuation of the Chapter 11 Cases may also require us to: (i) seek additional financing; (ii) obtain relief from certain covenants contained in the DIP Credit Agreements; and/or (iii) negotiate an extension of the term of the DIP Credit Agreements, either as part of the DIP credit facility or otherwise, in order to service their debt and other obligations. It may not be possible for us to obtain additional financing during the pendency of the Chapter 11 Cases on commercially favorable terms or at all. If we require additional financing during the Chapter 11 Cases and we are unable to obtain the financing on favorable terms or at all, our chances of successfully reorganizing our businesses may be seriously jeopardized. In addition, we may need to sell certain profitable operations to obtain sufficient liquidity to fund our operations through the chapter 11 period.
The Company may not be able to obtain confirmation of its chapter 11 plan after development and when it submits it for Bankruptcy Court approval.
     In order to successfully emerge from chapter 11 bankruptcy protection as a viable entity, we believe that we must develop, and obtain requisite court and creditor approval of a viable chapter 11 plan of reorganization (the “Plan”). This process requires us to meet certain statutory requirements with respect to adequacy of disclosure with respect to the Plan, soliciting and obtaining creditor acceptances of the Plan, and fulfilling other statutory conditions for confirmation. We may not receive the requisite acceptances to confirm the Plan. Even if the requisite acceptances of the Plan are received, the Bankruptcy Court may not confirm the Plan. A dissenting holder of a claim against us may challenge the balloting procedures and results as not being in compliance with the Bankruptcy Code. Even if the Bankruptcy Court determined that the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Plan if it found that any of the statutory requirements for confirmation had not been met, including that the terms of the Plan are fair and equitable to non-accepting classes. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things, a finding by the Bankruptcy Court that (i) the Plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes, (ii) confirmation of the Plan is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims within a particular class under the Plan will not be less than the value of distributions such holders would receive if we were to be liquidated under chapter 7 of the Bankruptcy Code.
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
We may not accomplish the objectives of our restructuring initiatives and workforce realignments.
     We announced a restructuring plan that we anticipate to be completed in 2008. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. Cash costs for the restructuring plan are expected to be approximately $62 million in 2007, and $35 million in 2008. In 2007, estimated capital expenditures relating to the restructuring plan are expected to be approximately $10 million. The remaining costs will relate primarily to employee severance, capital investment, facility closure and product move costs.
     As part of this initiative, we have identified certain key actions that must be accomplished to achieve our projected cost savings:
•	Our customers, as industry practice, must approve the movement of the production of their parts along with prequalifying (PPAP) of the production lines at the new production facilities;

•	Our customers must agree that these cost reduction actions are being made to meet our previously agreed to price reduction commitments;

•	The representatives of our affected employees must support the streamlining and moving of operations in a timely manner in order that we meet the cost reduction objectives in the planned time period; and

•	We must execute this initiative in a reasonable time period.
     As part of our announced operational restructuring plans, we have reduced our indirect workforce by 510 individuals. The rationale for this workforce reduction is to more appropriately align our indirect workforce with the current sales volumes. Any failure to obtain substantial completion of any of these restructuring plans may result in us not reaching a sufficient profitability level to enable us to emerge from chapter 11 or continue as a going concern.
We have identified material weaknesses in our internal controls.
     Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2006, as a result of several material weaknesses in our internal control over financial reporting. Descriptions of the material weaknesses are included in Item 9A, “Control and Procedures”, in this Form 10-K.
     As a result of these material weaknesses, we performed additional work to obtain reasonable assurance regarding the reliability of our financial statements. However, the material weaknesses could result in a misstatement of substantially all accounts and disclosures, which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the Securities and Exchange Commission (“SEC”). Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.
     While we have taken and continue to take actions to remediate the material weaknesses, we cannot be certain that any remedial measures we have taken or plan to take will be effective in remedying all identified deficiencies in our internal control over financial reporting or result in the design, implementation and maintenance of adequate controls over our financial processes and reporting in the future. Our inability to remediate the material weaknesses or any additional material weaknesses that may be identified in the future could, among other things, cause us to fail to timely file our periodic reports with the SEC and require us to incur additional costs and divert management resources. Additionally, the effectiveness of our or any system of disclosure controls and procedures is subject to inherent limitations, and therefore we cannot be certain that our internal control over financial reporting or our disclosure controls and procedures will prevent or detect future errors or fraud in connection with our financial statements.
Our Class A common stock has been delisted from the Nasdaq Global Market which has made our stock significantly less liquid and may affect its value.
     Prior to November 8, 2006, our Class A common stock was listed on the Nasdaq Global Market (formerly known as the Nasdaq National Market). Effective November 8, 2006, our Class A common stock was delisted as a result of our filing for protection under the Bankruptcy Code on October 30, 2006. Our Class A common stock is currently being traded over-the-counter, more commonly known as OTC. OTC transactions involve risks in addition to those associated with transactions in securities traded on the Nasdaq Global Market or the Nasdaq Capital Market (together “Nasdaq-Listed Stocks”). Many OTC stocks trade less frequently and in smaller volumes than Nasdaq-Listed Stocks. Accordingly, our Class A common stock is less liquid and is likely to be more volatile than Nasdaq-Listed Stocks. The price of our Class A common stock is currently electronically displayed on the OTC Bulletin Board, or OTCBB. However, if we lose sufficient market maker support for display on the OTCBB, we must have our price published by the National Quotations Bureau LLP in a paper publication known as the “Pink Sheets.” The marketability of our stock will be even more limited if our price must be published on the “Pink Sheets.”

We are dependent on our largest customers and on selected vehicle programs.
     We are dependent on Ford, Volkswagen, GM and DCX as our largest customers. Our revenues from Ford, Volkswagen, GM and DCX represented approximately 22%, 10%, 9%, and 8% , respectively, of our revenues for 2006. The loss of Ford, Volkswagen, GM and DCX or any other significant customer could have a material adverse effect on us. The contracts we typically enter into with many of our customers, including Ford, Volkswagen, GM and DCX, provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the platform or model, usually three to seven years, and do not require the purchase by the customer of any minimum number of parts. Therefore, the loss of any one of such customers or a significant reduction in demand for certain other key models or a group of related models sold by any of our major customers could have a material adverse effect on our existing and future revenues and net income. In 2006, two of our key customers, General Motors and Ford, lost market share in North America above historical levels and, as a result, significantly reduced their production volumes. From time to time, we are involved in product liability and pricing claims with certain of our significant customers. As a result of these claims, it is possible that our relationship with these customers could be adversely affected.
The current financial condition of the automotive industry in the United States could have a negative impact on our ability to finance our operations.
     Several of our key North American customers face significant business challenges due to increased competitive conditions and recent changes in consumer demand. In operating our business, we depend on the ability of our customers to timely pay the amounts we have billed them for tools and products. Any disruption in our customers’ ability to pay us in a timely manner because of financial difficulty or otherwise would have a negative impact on our ability to finance our operations. In addition, because of the challenging conditions within the U.S. automotive industry, many automotive suppliers have filed for bankruptcy. In light of these conditions, our suppliers could impose restrictive payment terms on us that would have a negative impact on our ability to finance our operations.
Our inability to compete effectively in the highly competitive automotive supply industry could result in the loss of customers, which could have an adverse effect on our revenues and operating results.
     The automotive component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies, that are larger and have greater financial and other resources than we do. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. There can be no assurance that our products will be able to compete successfully with the products of these other companies, which could result in the loss of customers and, as a result, decreased revenues and profitability.
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
     Our gross margin has declined in each of the last three fiscal years from 12.2% in 2003, 11.1% in 2004, and 11.0% in 2005, to 4.3% in 2006. These declines were a result of a number of factors including declines in North American OEMs automotive production levels from previous levels resulting in lower fixed cost absorption, and increased raw material costs that could not be passed along fully to our customers. We cannot assure you that our gross margin will improve or return to prior historical levels, and that any further reduction in customer demand for the products that we supply would not have an further adverse effect on our gross margin. A lack of improvement in our future gross margin levels would harm our financial condition and adversely impact our business.
If we are unable to obtain our raw materials at favorable prices, it could adversely impact our financial condition.
     Numerous raw materials are used in the manufacture of our products. Our principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production and (3) glass in window systems. The types of steel we purchase include hot and cold rolled, galvanized, organically coated and aluminized steel. Overall, steel accounted for the most significant component of our raw material costs in 2006 and 2005. Steel prices have been volatile over the last few years. Additionally, the prices of aluminum and resin have substantially increased. These raw materials cost increases had negatively impact our gross profit in 2004, 2005 and 2006. To the extent we are not able to pass on fully increased steel and other raw material costs to our customers in a timely fashion or otherwise able to offset these increased operating costs, our business, results of operations and financial condition will continue to be adversely affected. Moreover, we may be materially and adversely affected by the failure of our suppliers to perform as expected.
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
     The automotive, recreation and specialty vehicle markets are highly cyclical and both markets are dependent on general economic conditions and other factors, including consumer spending preferences and the attractiveness of incentives offered by OEMs, if any. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors. Economic factors adversely affecting automotive production and consumer spending could adversely impact our revenues and net income. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in demand for our products. The weakness in the North American OEMs automotive market has adversely affected our operating results in 2006, and the weakness is expected to continue for some time. In addition, because we have significant fixed production costs, relatively modest declines in our customers’ production levels can have a significant adverse impact on our profitability. Our business is also somewhat seasonal. We typically experience decreased revenues and operating income during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers.
We may incur restructuring and asset impairment charges that would reduce our earnings.
     During the last several years, we have evaluated our worldwide manufacturing capacity utilization and opportunities for cost savings in light of conditions in the North American and European automotive and recreational vehicle markets. As a result of these evaluations, we have taken several actions including closing certain facilities, combining facilities, reducing and consolidating certain support activities and disposing of certain business units. We have recorded restructuring charges and charges related to discontinued operations as a result of these actions over the last several years. For example, we recorded an asset impairment charge for the total amount of the Control Systems reporting unit recorded goodwill of approximately $636.9 million in 2006. Our reported earnings will be reduced in the event we incur additional charges in the future as a result of the current and any additional restructuring activities undertaken by us.
We are subject to certain risks associated with our foreign operations that could harm our revenues and profitability.
     We have significant operations in Europe, Canada, Asia and Latin America. Certain risks are inherent in international operations, including:
•	difficulty of enforcing agreements and collecting receivables through certain foreign legal systems;

•	foreign customers may have longer payment cycles than customers in the United States;

•	tax rates in certain foreign countries may exceed those in the United States and foreign earnings may be subject to withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

•	currency fluctuations and devaluations;

•	general economic conditions, political unrest and terrorist attacks against American interests in countries where we operate may have an adverse effect on our operations in those countries;

•	exposure to possible expropriation or other governmental actions;

•	difficulties associated with managing a large organization spread throughout various countries; and

•	required compliance with a variety of foreign laws and regulations.
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
     We generate a significant portion of our revenues and incur a significant portion of our expenses in currencies other than U.S. dollars. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars. The strengthening of the foreign currencies in relation to the U.S. dollar had a positive impact on our 2006 revenues of approximately $31.0 million.
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
     As of December 31, 2006, a substantial number of our employees were unionized. We have collective bargaining agreements with several unions including the United Auto Workers, the Canadian Auto Workers, the International Brotherhood of Teamsters and the International Association of Machinists and Aerospace

Workers. Virtually all of our unionized facilities in the United States and Canada have separate local contracts with the union which represents the workers employed there, with each such contract having an expiration date independent of other labor contracts. The majority of our non U.S. and Canadian employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts which are not specific to any one employer. As a result, we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees, any of which could have an adverse effect on our operations or may limit our flexibility in dealing with our workforce.
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
     We are also subject to laws requiring the cleanup of contaminated property. Under these laws, we could be held liable for costs and damages relating to contamination at our past or present facilities and at third-party sites to which these facilities sent wastes. If a release of hazardous substances occurs at or from any of our current or former facilities or another location where we have disposed of wastes, we may be held liable for the contamination, and the amount of such liability could be material. We are currently conducting a cleanup of contamination at certain facilities in Germany. We are monitoring environmental contamination at certain facilities in North America. We have also been named a potentially responsible party for cleanup costs at two “Superfund” cleanup sites. MDEQ has filed a claim in connection with our Bankruptcy filing for $9.3 million relating to past response costs for the Mancelona groundwater contamination. Previously, we had not received any notice from MDEQ concerning such claim. We intend to vigorously object to this bankruptcy claim, as we were not responsible for the contamination. We believe that we will be successful, but no guarantee as to the ultimate outcome can be given. We have established accounting reserves for these contamination liabilities, but we cannot assure you that our liabilities will not exceed our reserves.
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
     Over the past five years, we have been involved in a number of product warranty matters. In the aggregate, we incurred charges of $8.4 million, $2.8 million and $2.1 million in 2006, 2005 and 2004, respectively, in connection with product warranty matters.
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
To service our trade creditors and meet our other liquidity needs, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
     Our ability to make payments to our trade creditors and to fund planned capital expenditures and other working capital requirements will depend on our ability to generate cash from our operations, and from any sale of operations, in the future. We did not generate sufficient cash from operations in 2006 to fund our operations. This condition, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our trade creditors and to fund our other liquidity needs.
Operating under the Bankruptcy Code may restrict our ability to pursue business strategies.
     The Bankruptcy Code limits our ability, among other things, to:
•	Incur additional indebtedness;

•	Pay dividends, repurchase our capital stock or make certain other restricted payments or investments;

•	Make investments;

•	Sell assets;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	Create liens;

•	Limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	Adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our world headquarters is located in Rochester Hills, Michigan. We lease this facility under two separate business leases, which aggregate approximately 100,000 square feet. A portion of one of the leased facilities is used for product development activities.
     We believe that the productive capacity and utilization of our facilities is sufficient to allow us to conduct our operations in accordance with our business strategy. All of our United States and Canadian owned facilities are subject to liens under our DIP Credit Agreements.
     We have manufacturing and product development facilities located in the United States (“U.S.”), Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom (“UK”). We also have a presence in India, Japan, and Korea through sales offices, alliances or technical licenses.
     Our manufacturing facilities have a combined square footage in excess of 8.2 million; approximately 75% of which is owned and approximately 25% is leased. Our Automotive Segment accounts for 6.6 million square feet of our facilities, which includes our Corporate Administrative offices in one of its Tech Centers. The Atwood Mobile Products segment accounts for approximately 1.5 million square feet, with the remaining 0.1 million square feet relating to our joint ventures and technical alliances mainly located in our Asian markets. Of the 8.2 million square feet, 1.6 million square feet pertain to facilities currently being offered for sale.
     In some cases, several of our manufacturing sites, technical centers and/or product development centers and sales activity offices are located at a single multi-purpose site. Our Automotive segment had sites that contain technical design and development capabilities in each of the major regions that support customers around the world. Our Atwood Mobile Products segment has similar facilities in the United States, where the RVSV industry is concentrated.
     We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current manufacturing needs. Utilization of our facilities varies with automotive and RVSV production volumes and general economic conditions.
     In 2007, as part of our restructuring plan, we are in process of shifting production to our Eastern European and Mexican operations. We have owned facilities in Eastern Europe of approximately 0.9 million square feet. In addition, we have 0.4 million square feet currently under lease in Mexico. We are in process of leasing an additional 0.2 million square feet in Mexico.
Item 3. Legal Proceedings
     We are involved in routine litigation incidental to the conduct of our business. We do not believe that any litigation to which we are currently a party will have a material adverse effect on our business or financial condition.

     Refer to Item 1. Business , in this Form 10-K for further information regarding the chapter 11 cases.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of stockholders during the fourth quarter of 2006.
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Effective November 8, 2006, our Class A common stock was delisted from the Nasdaq Global Market (“Nasdaq”) as a result of our filing for protection under the Bankruptcy Code on October 30, 2006. Our Class A common stock is currently being traded over-the-counter, more commonly known as OTC, under the symbol DRRAQ.PK. The following table sets forth, for the periods indicated, the low and high closing sale prices for the Class A common stock as regularly quoted on Nasdaq, for the periods through November 7, 2006, and OTC thereafter.

	Low	High
2006:
First Quarter	$1.95	$2.68
Second Quarter	1.72	2.98
Third Quarter	0.26	1.96
Fourth Quarter	0.22	0.52

2005:
First Quarter	$4.44	$10.60
Second Quarter	3.40	5.15
Third Quarter	4.02	6.68
Fourth Quarter	2.24	4.21
     As of June 30, 2007, there were 980 holders of record of the outstanding Class A common stock.
     We have not declared or paid any dividends on our Common Stock in the past and do not anticipate paying dividends in the foreseeable future. In addition, the DIP Credit Agreement includes certain negative covenants that prohibit the payment of dividends by the Company. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition-Liquidity and Capital Resources.”
     We did not repurchase any of our equity securities during the period covered by this report.

Item 6. Selected Financial Data

	Years Ended December 31,
	2006	2005	2004	2003	2002
		(Dollars in thousands, except per share data)
Income Statement Data:
Sales, net	$2,090,766	$2,291,440	$2,443,446	$2,338,163	$2,332,864
Depreciation and amortization	78,825	78,263	82,069	76,507	68,462
Operating income (loss)	(747,284)	83,846	99,446	120,584	169,223
Net income (loss)	(910,657)	1,814	11,723	16,233	(287,123)
Basic earnings per share from continuing operations	(48.83)	(0.09)	0.47	0.84	2.64
Basic earnings per share from discontinued operations	0.51	0.19	0.16	0.20	0.02
Diluted earnings per share from continuing operations	(48.83)	(0.09)	0.46	0.83	2.54
Diluted earnings per share from discontinued operations	0.51	0.19	0.16	0.19	0.02

Balance Sheet Data:
Working capital	$182,709	$183,151	$261,196	$244,543	$236,697
Long-term debt	2,596	1,139,952	1,213,964	1,157,099	1,099,577
Capital expenditures	84,430	63,868	65,072	65,891	53,549
Propery, plant, and equipment, net	465,475	450,379	479,459	482,077	445,468
Goodwill, net	258,313	850,152	898,836	854,619	706,067
Total assets	1,454,841	2,075,209	2,223,921	2,115,432	1,936,933
Stockholders’ investment	(503,327)	339,707	407,491	330,587	204,802
     The selected consolidated financial data for Dura presented above for, and as of the end of each of the years in the five-year period ended December 31, 2006, is derived from our audited consolidated financial statements. The consolidated financial statements at December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 are not included herein.
     This selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and our Consolidated Financial Statements and Notes to Consolidated Financial Statements, included elsewhere in this report.
     The comparability of the information in the table above is impacted by:
•	The adoption of certain new accounting pronouncements, including:
•	SFAS No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002, which resulted in a goodwill impairment charge of $205.2 million in 2002;

•	FIN 46, “Consolidation of Variable Interest Entities — An Interpretation of Accounting Research Bulletin No. 51”, (“FIN 46”), effective December 31, 2003, SFAS No. 145, “Rescission of FASB No. 4, 44, and 64 resulting in a reclassification of $55.2 million of mandatory redeemable convertible trust preferred securities to long-term debt in 2003; and

•	Amendment of FASB Statement No. 13; and Technical Corrections” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, (“SFAS No. 146”), effective January 1, 2003.

•	American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. Dura adopted SOP 90-7 effective October 30, 2006, and segregated those items, as outlined above, for all reporting periods subsequent to such date. The amount reflected on the December 31, 2006 balance sheet may not reflect the ultimate fair value of assets or liabilities when we emerge from bankruptcy, if at all.
•	Our disposal of the Mechanical Assemblies Europe business, which has been accounted for as a discontinued operation that resulted in an loss on discontinuation of $0.1 million in 2005, $0.7 million in 2004, $2.8 million in 2003, and $126.6 million in 2002.
Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     This report may contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: (i) the ability of the Company to continue as a going concern; (ii) the ability of the Company to operate pursuant to the DIP Credit Agreement; (iii) the Company’s ability to obtain court approval with respect to motions in the chapter 11 proceeding prosecuted by it from time to time; (iv) the ability of the Company to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the chapter 11 cases; (iv) risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for the Company to propose and confirm one or more plans of reorganization, for the appointment of a chapter 11 trustee or to convert the cases to chapter 7 cases; (v) the ability of the Company to obtain and maintain normal terms with vendors and service providers; (vi) the Company’s ability to maintain contracts that are critical to its operations; (vii) the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; (viii) the ability of the Company to execute its business plans, and strategy, and to do so in a timely fashion; (ix) the ability of the company to attract, motivate and/or retain key executives and associates; (x) the ability of the company to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees; (x) general economic or business conditions affecting the automotive and recreation and specialty vehicle industry (which is dependent on consumer spending), either nationally or regionally, being less favorable than expected; and (xi) increased competition in the automotive components supply market. Other risk factors are listed from time to time in the Company’s United States Securities and Exchange Commission reports, including, those contained herein. Dura disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events and/or otherwise.

     Similarly, these and other factors, including the terms of any reorganization plan ultimately confirmed, can affect the value of the Company’s various pre-petition liabilities, common stock and/or other equity securities. Additionally, no assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to each of these constituencies. A plan of reorganization could result in holders of Dura’s common stock receiving no distribution on account of their interest and cancellation of their interests. Under certain conditions specified in the Bankruptcy Code, a plan of reorganization may be confirmed notwithstanding its rejection by an impaired class of creditors or equity holders and notwithstanding the fact that equity holders do not receive or retain property on account of their equity interests under the plan. In light of the foregoing, the Company considers the value of the common stock to be highly speculative and cautions equity holders that the stock may ultimately be determined to have no value. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in Dura’s common stock or other equity interests or any claims relating to pre-petition liabilities.
     Ultimately, results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to those items listed under Part I. Item 1A. Risks Factors.
     This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.
Overview
     Our results in 2006, have been adversely impacted by a number of factors, including lower North American production volumes by the Big 3 domestic OEMs, continued customer pricing pressures, increases in our raw material costs, excess manufacturing capacity, and our significant interest expense. The North American automotive industry continued to experience declining production volumes in 2006 by the Big 3 domestic OEMs primarily as a result of decreased demand for pickups and SUVs in light of record high gasoline prices in the United States during this period. In addition, we faced increased pricing pressure from our OEM customers as they attempted to lower production costs in light of industry conditions. Our production costs were adversely affected by significant increases in our raw material costs, including steel, aluminum and resin, as well as underutilized capacity.
     Rising steel costs in 2006 had a particularly adverse impact on our operating results. In certain cases, our product prices were adjusted downward in early 2006 as a result of the lower steel prices at the end of 2005 and in the beginning in 2006. This price reduction negatively impacted our 2006 results. We are actively working to mitigate the adverse impact of increased steel cost by joining our customers’ steel resale programs, wherever possible. We are currently on Ford’s resale program.
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
     We expect adverse automotive industry conditions to continue for some time to come.
     In light of the deterioration in performance due to the factors described above, the Debtors commenced their chapter 11 cases on October 30, 2006. The Debtors will continue to operate their businesses as “debtors-in-possession” under the supervision of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Dura’s European, Asian, and Latin American operations were not included in the chapter 11 filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code (See Note 1 to our consolidated financial statements).

Bankruptcy Filing
     Since our U.S. and Canadian operations are currently operating pursuant to chapter 11 under the Bankruptcy Code, our continuation as a going-concern is contingent upon, among other things, our ability (i) to comply with the terms and conditions of the DIP Credit Agreements; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify our complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, any plan of reorganization could materially change amounts reported in our condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under chapter 11.
Critical Accounting Policies
     Our significant accounting policies are more fully described in Note 2 of the consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.
     Accounting While in Reorganization under the Bankruptcy Code. American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. Dura adopted SOP 90-7 effective October 30, 2006, and segregated those items, as outlined above, for all reporting periods subsequent to such date. The amount reflected on the December 31, 2006 balance sheet may not reflect the ultimate fair value of assets or liabilities when we emerge from bankruptcy, if at all.
     Revenue Recognition and Sales Commitments. We recognize revenue when title passes to our customers, which occurs primarily when products are shipped from our facilities to our customers. We enter into agreements with our customers at the beginning of a given vehicle’s life to produce products. Once such agreements are entered into by us, fulfillment of the customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contracts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amount of such losses for the years ended December 31, 2006, 2005, and 2004 were not significant. If our estimates of future raw material costs, future customer pricing and future quantities to be produced used in estimating future margins do not materialize, we may be required to significantly adjust our estimated negative margin reserves. Our raw material costs have seen volatile price fluctuations over the last several years, which may continue beyond and be more volatile than what we have estimated.

     Our allowances for doubtful accounts and sales allowances primarily represents potential adjustments to amounts billed to customers for shipments made which are still unremitted. Sales price allowance are recorded as an adjustment to sales. Bad debt charges are recorded in cost of sales. Our estimates for both allowances could vary depending on final settlement with our customers and collections from customers having liquidity problems.
     Inventories. Inventories are valued at the lower of first-in, first-out cost or market. We provide reserves against production and service parts inventories based upon our estimates of future demand. Our estimated future demand is based upon projections of future related automobile platform sales and demand for RVSV products. Service parts future projected demand is based upon current service usage. Future usage could vary from estimates as OEMs adjust platform production, and as actual service requirement differ from what we have estimated.
     Valuation of Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of the net assets acquired that is subject to annual impairment testing in accordance with the provisions of SFAS No. 142. We perform impairment tests using both a discounted cash flow methodology and a market multiple approach for each of our four reporting units (Control Systems, Body & Glass, Atwood Mobile Products and Other Operating Companies). This impairment test is conducted during the second quarter of each year or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. In connection with our ongoing review of goodwill during our second quarter of 2006, our analysis indicated the reported value of our goodwill in our Control Systems reporting unit, recorded in connection with various acquisitions that have been completed over the last ten years, was materially impaired. No other impairments were indicated for the other three reporting units. Under SFAS No. 142, we began the step two impairment assessment of the Control Systems’ goodwill. At the end of our second quarter, we disclosed that we were unable to make a good-faith estimate of the potential amount or range of amounts of the impairment charge. During our third quarter ended October 1, 2006, we completed our step two impairment analysis and determined that all of the Control Systems reporting unit’s goodwill was impaired. Accordingly, we recorded an impairment charge for the total amount of the Control Systems reporting unit recorded goodwill of approximately $637.3 million. This charge is reflected in facility consolidation, asset impairment and other charges in the December 31, 2006, accompanying condensed consolidated statement of operations. In addition to the completion of our assessment of the Control Systems reporting unit, we also re-assessed the carrying values of our other reporting units during the second half of 2006 and concluded that no impairment had occurred. If our future estimated operating results and cash flow projections for our Atwood Mobile Product and Body & Glass reporting units do not materialize, we may be required to further impair our goodwill which amounted to $258.3 million at December 31, 2006. No goodwill exists related to our Other Operating Companies reporting unit. Our estimates of future cash flows assumed certain cost and production volume levels that may not occur.
     Restructuring Charges. We recognize restructuring charges in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 112 “Employer’s Accounting for Post-employment Benefits”, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Such charges relate to exit activities and primarily include employee termination charges, lease expenses net of any actual or estimated sublease income, employee relocation, asset impairment charges, moving costs for related equipment and inventory, and other exit related costs associated with a plan approved by senior level management. The recognition of restructuring charges requires us to make certain assumptions and estimates as to the amount and when to recognize exit activity related charges. Quarterly, we re-evaluate the amounts recorded and adjust for changes in estimates as facts and circumstances change. If our estimates of future severance costs and the fair value of certain property, plant and equipment do not materialize, we may be required to significantly adjust our 2006 restructuring and asset impairment charges in the future. Our estimated future severance in some cases are based upon assumptions as to the actual amount we will be required to pay terminate employees, including any post employment benefits we may be required to pay. Such actual payments to be made in Non U.S. locations are for the most part subject to negotiations with unions that represent the respective employees, and in some instances subject to individual negotiation.
     Accounting for Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). As part of the process of preparing our consolidated financial statements, we estimate our income tax expense in each of the jurisdictions in which it operates. This process includes an assessment of temporary differences which result from the differing treatment of items for financial reporting and income tax reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. The deferred tax balances are adjusted to reflect tax rates, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that included the enactment date. We have provided deferred income benefits on domestic and foreign net operating loss carryforwards to the extent we believe we will utilize them in future tax filings. If we do obtain the future profitability level used to estimate the utilization of these carryforwards, or future forecasts are at a lower profitability than current forecasts, we will be required to provide a valuation allowance against the related deferred income tax asset.
     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance charge of $275.5 million as of December 31, 2006, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily certain net operating loss carryovers. The valuation allowance is based on our review of all available positive and negative evidence, including our past and future performance in the jurisdictions in which it operates, the market environment in which it operates, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2006, was $17.8 million, net of a valuation allowance of $275.5 million. In addition, during 2003 and 2004, we recorded total losses from discontinued operations of $129.4 million related to the disposition of the Mechanical Assemblies Europe business. We have not recorded tax benefits for these losses as we believe it is more likely than not that such benefits will not be realized.
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
     In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to accumulated deficit. We are currently assessing the impact of FIN 48 on our consolidated results of operations and financial condition.

     Defined Benefit Plans and Postretirement Benefits. In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability, with future changes in the funded status recognized through other comprehensive income in the year in which they occur. Previously, under SFAS 132(R), certain intangible assets were reflected rather than charging such amounts to other comprehensive income. Intangible assets related to defined benefit and retiree medical at December 31, 2006 (before adjustment), and December 31, 2005, amounted to $2.9 million and $6.2 million, respectively. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Unrecognized prior service costs or credits, net actuarial gains or losses and net transition obligations as well as subsequent changes in the funded status are recognized as a component of accumulated comprehensive loss in stockholders’ equity. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of the new standard. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for Dura at the end of fiscal year 2006 and the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for Dura at the end of fiscal year 2007. The adoption of SFAS 158 increased total liabilities by $0.6 million and decreased total shareholders’ equity by $4.9 million, net of tax at December 31, 2006. The adoption of SFAS 158 had no impact on our consolidated results of operations.
     During the fourth quarter of 2006, under the requirements of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we recognized a curtailment expense and special termination benefits totaling approximately $2.2 million due to our restructuring plans discussed in Note 5 — Facility Consolidation, Asset Impairment and Other Charges to our Consolidated Financial Statements.
     We sponsor 12 defined benefit type plans that cover certain hourly and salaried employees in the U.S. and certain European countries. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have 8 postretirement medical benefit plans for certain employee groups and have recorded a liability for our estimated obligation under these plans. In calculating obligation and expense, we are required to select certain actuarial assumptions. These assumptions include discount rate, expected long-term rate of return on plan assets and rates of increase in compensation and healthcare costs. Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries. We have historically used annual measurement dates of September 30 for our U.S plans and December 31 for non-U.S. plans . For 2006, we assumed discount rates of 4.50 to 5.50% for our pension benefits, and 5.00 to 5.70% for our postretirement benefits other than pensions to determine our benefit obligations. Holding other variables constant (such as expected return on plan assets and rate of compensation increase), a one percentage point decrease in the weighted average discount rate would have decreased our expense by $0.2 million and obligations by $2.4 million.
     We employ a building block approach in determining the expected long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are preserved consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonability and appropriateness. We expect to contribute $10.8 million to our pension plans and $1.3 million to our postretirement medical benefit plans in 2007.
     We employ a total return on investment approach in managing pension plan assets whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. At September 30, 2006, our measurement date, our U.S pension assets are comprised of 62% equity securities, 37% debt securities and 1% in other investments. At December 31, 2006, our measurement date, our non-U.S. pension assets are comprised of 64% equity securities, 32% debt securities and 4% other investments (cash).
     Any change to the assumptions we have used for providing for post retirement and employment benefits, especially those relating to future interest rates, return on assets, inflation and censuses, could result in a significant adjustments to our recorded liabilities for such benefits. We have updated our assumptions where necessary to account for current economic conditions and censuses.
     Stock-based Employee Compensation. The FASB revised SFAS No. 123 Accounting for Stock-Based Compensation in December 2004 and issued SFAS No. 123(R) Share Based Payment. This statement supersedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. We adopted SFAS No. 123(R) as of January 1, 2006. This statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. We adopted SFAS No. 123(R) following the modified prospective basis. In October 2005, all outstanding stock options were fully vested. No stock options were granted in 2006.
     While any negative impact of these Critical Accounting Policies would generally result in non-cash charges to earnings, the severity of any charge and its impact on stockholders’ investment could adversely affect our borrowing agreements, cost of capital and ability to raise external capital. Our senior management has reviewed these Critical Accounting Policies with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosure in this Management Discussion and Analysis.
Results of Operations

	Years Ended December 31,
(In thousands of dollars)	2006	% of Sales	2005	% of Sales	2004	% of Sales

Revenue	$2,090,766	100%	$2,291,440	100%	$2,443,446	100%
Cost of sales	2,001,013	96%	2,040,643	89%	2,172,136	89%

Gross profit	89,753	4%	250,797	11%	271,310	11%
Selling, general and administrative expenses	141,939	7%	155,120	7%	149,602	6%
Prepetition professional fees	10,455	1%	—	0%	—	0%
Facility consolidation, asset impairment and other charges	684,238	33%	11,397	0%	21,817	1%
Amortization expense	405	0%	434	0%	445	0%

Operating income (loss)	(747,284)	-36%	83,846	4%	99,446	4%
Interest expense, net of interest income	101,784	5%	99,823	4%	89,351	4%
Gain (loss) on early extinguishment of debt, net	—	0%	14,805	1%	—	0%

Income (loss) from continuing operations before reorganization items, income taxes and minority interest	(849,068)	-41%	(1,172)	0%	10,095	0%
Reorganization items	25,315	1%	—	0%	—	0%
Provision for income taxes	46,520	2%	423	0%	1,364	0%
Minority interest	432	0%	177	0%	—	0%

Income (loss) from continuing operations	(921,335)	-44%	(1,772)	0%	8,731	0%
Income from discontinued operations	9,658	0%	3,586	0%	2,992	0%
Gain from change in accounting principle	1,020	0%	—	0%	—	0%

Net income (loss)	$(910,657)	-44%	$1,814	0%	$11,723	0%

Segment sales and operating income (loss) analysis:

	Year Ended December 31,
	Net Sales			Operating Income (Loss) (*)
(In thousands of dollars)	2006	2005	2004	2006	2005	2004

Automotive	$1,735,872	$1,910,864	$2,067,230	$(9,310)	$99,541	$123,926
Atwood Mobile Products (**)	364,312	386,667	381,791	18,622	27,461	33,129
Other	(9,418)	(6,091)	(5,575)	(61,498)	(31,325)	(35,347)

Total	$2,090,766	$2,291,440	$2,443,446	$(52,186)	$95,677	$121,708

(*)	Excludes plant consolidation charges, amortization and prepetition professional fees.

(**)	We announced in May 2007, that we are beginning investigation into the possible sale of the Atwood Mobile Products segment. Any final sale agreement requires Bankruptcy Court approval. In July 2007, DURA Automotive Systems, Inc. entered into an asset purchase agreement with Atwood Acquisition Co., LLC for the sale of DURA’s Atwood Mobile Products division. The agreement provides for the acquisition of Atwood Mobile Products for an aggregate potential cash consideration of $160.2 million. Closing of the transaction is subject to the approval of the United States Bankruptcy Court for the District of Delaware, which has jurisdiction over DURA’s Chapter 11 reorganization proceedings; government regulatory approvals; and customary closing conditions.
Geographical sales and operating (income) loss analysis:

	Year Ended December 31,
	Revenue			Adjusted Operating Profit (Loss) (*)
(In thousands of dollars)	2006	2005	2004	2006	2005	2004

North America	$1,098,913	$1,333,863	$1,477,678	$(69,290)	$61,854	$91,327
Europe	903,553	885,823	918,503	14,614	32,066	29,931
Other foreign countries	88,300	71,754	47,265	2,490	1,757	450

Total	$2,090,766	$2,291,440	$2,443,446	$(52,186)	$95,677	$121,708

(*)	Excludes plant consolidation charges, amortization and prepetition professional fees.
     Revenue. The Automotive segment continued to experience declining production volumes in 2006, principally by the Big 3 domestic OEMs. The biggest decrease in the Big 3 vehicle production came in pickups and SUVs in light of record high gasoline prices in the United States during this period. The Automotive segment’s net new business declined significantly in 2006 and 2005, primarily as a result of this production volume decline and Lear insourcing the seat adjusters on the GMT800/GMT 900 program. This program accounted for approximately $247 million of our sales in 2004, $226 million in 2005, and approximately $90 million in 2006. Additionally, we faced increased pricing pressure from our OEM customers as they attempted to lower their production costs in light of industry conditions. Unit selling price declines, which accounted for approximately $37.3 million of the 2006 revenue decline, were partially offset by a positive foreign currency exchange rate impact of $31.0 million in 2006.
     Automotive revenues for 2005 declined principally as the result of significant reductions in North American OEM requirements, particularly Ford and GM. Declines in European production business also contributed to lower revenues. During 2005, we were able to partially pass through increased steel costs to our customers, which favorably impacted our revenue. In 2006, we reduced some of our selling prices early in the year as steel costs declined temporarily from the 2005 level. Because of OEMs pricing pressure, we where not to able to readjust our 2006 selling prices for this reduction when steel costs increased.
     In addition to the volume reductions, the Automotive Segment revenue was negatively affected by unfavorable platform mix as certain of our customers and larger programs were down more than the broader industry. Our European Automotive business has not seen the same level production volume declines as experienced in our North American Automotive Segment business in the last couple of years.
     Our significant foreign denominated Automotive operations were favorably impacted by the overall currency strengthening against the U.S. dollar in 2006 and 2005. This favorable exchange rate change resulted in increased U.S. dollar revenues of approximately $31.0 million in 2006 and $40.0 million in 2005.

     Our Atwood Mobile Product Segment revenue declined in 2006 primarily as a result of the completion of appliance orders for the Federal Emergency Management Agency (FEMA). The majority of the FEMA order was delivered in 2005 and accounted for most of that year’s revenue increase for Atwood. The FEMA order related to trailers built to house victims of the 2005 hurricanes. For 2005, the RVSV industry volumes were up slightly in total for the year versus 2004, however, Class A motorized vehicles, a key segment to us, were down.
     We believe the future price of gasoline and interest rates will have the greatest impact on our OEM customer’s future requirements for our products. Over 40% of our revenue is derived from product sales associated with the U.S. Big 3 automakers platforms throughout the world. We are currently heavily dependent on their future requirements for our products.
     Cost of Sales. Our production costs were adversely affected by significant increases in our raw material costs, including steel, aluminum and resin, increased freight costs, and by excess production capacity.
     Continuing rising steel cost in 2006 had a particularly adverse impact on our Automotive Segment operating results. In certain cases, our product prices were adjusted downward in early 2006 as a result of the lower steel prices being experienced at that time. This price reduction negatively impacted our 2006 results, as steel prices rose. We are actively working to mitigate the adverse impact of increased steel cost by joining our customers’ steel resale programs, wherever possible.
     Aluminum price increases negatively impacted Atwood Mobile Products’ 2006 operating margins. We were able to partially recover some of this increased material cost, but not fully as competition is intense in the recreation vehicle industry.
     Freight costs increased in 2006 as a result of higher fuel costs freight carriers passed along to their customers.
     Under utilization of production capacity as a result of lower customer production volumes has severely impacted our gross profit, mainly in the Automotive Segment. We intend to continue to implement our operational restructuring plans to reduce our production capacity and to move production to our best-in-cost facilities. Although we believe we have made significant progress in implementing our plan, our operating results do not reflect these changes and we do not expect to see the impact of these changes in our near-term operating results. In response to current industry conditions, we continue to reduce our worldwide workforce to better align our direct and indirect costs with our existing revenue level. Under utilized capacity impacted gross profit in 2006 as compared to 2005 by approximately $52.0 million for the Automotive Segment and $12.8 million for Atwood Mobile Products. The impact was not as significant in prior years.
     In addition to restructuring charges, we incurred approximately $6.0 million in 2006 of additional expenses associated with our production transfers for our Automotive Segment restructuring that is reflected in cost of sales. We also recognized an unusual warranty charge in 2006 of $5.4 million in our Automotive Segment related to the settlement of production issues associated with our seat products for a particular customer.
     Cost of sales for 2005 increased slightly as a percent of sales from that experienced in 2004. The majority of the increase relates to our Automotive Segment and can be attributed to lower absorption of fixed costs spread over lower production volumes in 2005 than in 2004, and increased temporary cost associated with the implementation of a new enterprise resource planning system and centralization of certain support functions. Steel cost reduction and selling price recovery of increased steel costs favorably affected our 2005 Automotive Segment’s gross profit as compared to 2004.

     Effective June 30, 2005, we were released from a potential environmental exposure relating to a former manufacturing facility whose lease expired on that date. Accordingly, we reversed the remaining environmental exposure accrual to cost of sales resulting in a favorable $8.2 million impact for the year 2005. In addition, based upon guidance from outside environmental legal counsel, we determined in the fourth quarter of 2005 that $1.8 million of previously provided environmental reserves were no longer warranted. Accordingly, we reversed this reserve to cost of sales. Both of these environmental reserve reversals related to our Automotive Segment.
Selling, General, and Administrative. While selling, general and administrative expense were lower in 2006 as compared to 2005, they were higher as a percent of sales due to lower revenues in 2006 as compared to 2005.
     Total selling, general, and administrative expenses decreased in 2006 as compared to 2005 for the following reasons:
•	Selling expenses decreased by $4.9 million, as we began to bring the level of this effort in line with our reduced revenue base;

•	Engineering expenses decreased by $9.8 million, as we reduced our new product development efforts; and

•	Slight increase in general and administrative costs associated mainly with the efforts to centralize certain administrative functions.
     In 2006, a total amount of $10.5 million of professional fees was incurred prior to our filing for Bankruptcy protection on October 30, 2006, that is directly related to our reorganization efforts.
     Selling, general, and administrative expenses for 2005 increased in both dollars and percent of sales from 2004 as a result of increased engineering to develop new products, and increased general and administrative costs associated mainly with the efforts to centralize certain administrative functions and implementation of a new ERP systems. These increases were offset by lower selling expenses resulting from the streamlining of such function, and the freezing of certain salary increases and elimination of the discretionary U.S. 401k contribution.
     Our goal continues to be to consolidate certain selling, general and administrative functions and streamlining of others resulting in lower future costs.
     Facility Consolidation. As a part of our ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Such costs include employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, asset impairments and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 112, “Employers’ Accounting for Post employment Benefits”, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.
     In connection with the streamlining of operations during 2006, we recorded facility consolidation, asset impairment and other charges of $684.2 million, consisting of severance and benefit related costs of $23.1 million, asset impairments of $650.9 million ($636.9 million for goodwill impairment and $10.6 million for fixed asset impairments and $3.4 million for other impairments), $6.0 million adjustment to our 2001 recorded loss on the sale of our former plastic business due to financial inability of the purchaser to meet their obligations under a note we took as partial payment for the sale, $2.2 million of curtailment charges relating to pension and facility closure, and other exit activity costs of $2.0 million.
     We are engaged in various operational restructuring plans designed to enhance performance optimization, improve worldwide efficiency and financial results, and better align our workforce with our current revenue level. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect this action to be completed over the next two years. Cash costs for the restructuring plan are expected to be approximately $62 million in 2007, and $35 million in 2008. In 2007, estimated capital expenditures relating to the restructuring plan are expected to be approximately $10 million. The remaining costs will relate primarily to employee severance, capital investment, facility closure and product move costs. We anticipate that the restructuring plan will be financed with cash on hand and availability under the DIP Credit Agreement. Should funds under the DIP Credit Agreement not be available to fund the restructuring plan and/or our ongoing cash requirements for operations, we may be required to modify our plan.
     Individual facility consolidation actions, asset impairments and other charges for 2006, 2005 and 2004 were:
•	In August 2006, we notified our Stratford, Ontario, Canada, plant employees that the facility will close sometime in 2007. The current production will be transferred to other Dura facilities to improve overall capacity utilization. A severance charge of $5.1 million for this site was recorded in 2006, along with a pension curtailment charge of $1.1.

•	In May 2006, we announced that we would close our Brantford, Ontario, Canada, manufacturing facility. Brantford’s current production will be transferred to other Dura facilities to improve overall capacity utilization. Severance related charges of $1.9 million have been recorded in 2006. The plant closure was completed in June 2007.

•	In June 2006, we announced the proposed closing of our manufacturing facility in Llanelli, Wales, United Kingdom, in order to improve our overall capacity utilization. At that time, we were in the consultation process with Llanelli’s AMICUS trade union concerning the proposed closing, and therefore could not determine if the plant would in fact be closed. In August 2006, it was determined that the Llanelli plant will be closed after completion of negotiations with the trade union. Facility consolidation charges recorded in 2006 totaled $8.5 million, of which $7.6 million were severance related charges, $0.5 million were equipment move related charges, $0.2 million were asset impairment related charges, and $0.2 million of other restructuring charges. The facility was closed in December 2006.

•	We incurred in 2006 severance related charges of $0.8 million for our Barcelona facility in Spain related to workforce reductions.

•	In July 2006, we notified our LaGrange, Indiana, plant employees that we intended to close the facility. Current production will be transferred to other Dura facilities in 2007. Negotiations were completed in the third quarter of 2006 with the respective union, and a $3.5 million of severance and benefit related charges have been recorded in 2006 along with a $0.5 million pension curtailment. The plant’s operation was substantially ceased in May 2007.

•	In 2006, we incurred asset impairment charges of $6.1 million and other restructuring charges related to movements of production for certain products of $0.7 million, at our Lawrenceburg facility.

•	During the fourth quarter of 2005, we began the streamlining of our Bracebridge, Ontario, Canada plant that will be completed in 2007. Certain employee severance related charges totaling $1.0 million were incurred in 2005. During 2006, this facility incurred additional severance costs of $1.6 million related to further workforce reductions, asset impairment charges of $3.0 million relating to the loss of the GMT 800/900 platform seat track production and $2.3 million relating to the announced closure of the facility, and $0.9 million of pension curtailment charges.

•	In order to improve capacity utilization , we announced during the third quarter of 2005 a plan to streamline our Einbeck, Germany, manufacturing operation. This action resulted in a total severance cost of $0.3 million in 2005, severance costs of $1.5 million in 2006, and an additional $0.1 million of other restructuring costs associated with 2006 production moves, as we continued to streamline the operations at this facility.

•	During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to restructure Plettenberg, Germany, manufacturing operations during 2005 and 2006. In the third quarter of 2005, we received approval for this action from the appropriate Workers’ Council and Union. Full identification of the actual employees has been substantially completed. Severance related costs of $3.2 million was recorded in 2005 and $0.7 million in 2006. This action is expected to be completed by the end of 2007.

•	In 2005, we began a centralization of our North America enterprise resource system and certain support functions. Related severance costs of $1.3 million were incurred in 2005.

•	In 2004, we announced a plan to exit our Brookfield, Missouri, facility and combine the business with other operations. We have incurred $0.1 million of restructuring costs for this exit activity in 2006, and $0.9 million in 2005.

•	In 2004, we exited our Pikeville, Tennessee, facility and combined the business with other operations. This action is complete and resulted in restructuring charges of $0.1 million in 2006, $0.2 million in 2005 and $3.0 million in 2004.

•	In 2004, we closed our Bondoufle, France, sales and engineering facility and relocated to Velizy, France, which is located near our French OEM customers. This action is complete and resulted in total restructuring charges of $0.2 million in 2004.

•	In 2004, we announced a plan to consolidate certain of our Body & Glass Division product lines in Europe. This action is complete and resulted in total charges of $3.3 million.

•	In 2004, we announced a plan to exit our Rockford, Illinois, facility and combine the business with other operations and relocate our Atwood Mobile Products division headquarters from Rockford, Illinois, to Elkhart, Indiana. This action is complete and resulted in total charges of $0.3 million in 2005 and $8.3 million in 2004.
     We continue to incur exit activity related charges on closed facilities we are seeking buyers for. In accordance with SFAS No. 146, such expenses are recorded in the period they are incurred.
     On April 3, 2007, we announced that, as a continuation of our strategic restructuring initiative, we are closing the following four manufacturing facilities: Brownstown, Indiana; Bracebridge, Ontario; Hannibal South, Missouri; and Selinsgrove, Pennsylvania. These facilities are planned to close by the end of 2007. The production at these facilities will be moved to other production facilities. Also, we announced our intention to sell our jack business, and our hinge and latch business. The proposed divestitures will include the sale of the facilities in Butler, Indiana; and Mancelona, Michigan. Any final sales agreement requires Bankruptcy Court approval.
     On May 3, 2007, we announced that we are exploring strategic alternatives for our Atwood Mobile Products segment, including a possible sale. In July 2007, DURA Automotive Systems, Inc. entered into an asset purchase agreement with Atwood Acquisition Co., LLC for the sale of DURA’s Atwood Mobile Products division. The agreement provides for the acquisition of Atwood Mobile Products for an aggregate potential cash consideration of $160.2 million. Closing of the transaction is subject to the approval of the United States Bankruptcy Court for the District of Delaware, which has jurisdiction over DURA’s Chapter 11 reorganization proceedings; government regulatory approvals; and customary closing conditions.
     In June 2007, we notified our employees at our Barcelona, Spain, and Jacksonville, Florida, operations that we intend to close these facilities. Production will be transferred to other Dura facilities.

     Asset Impairment. We recorded $10.6 million in 2006, $3.2 million in 2005 and $7.1 million in 2004, of asset impairment charges related to facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the consolidated statements of operations and were accounted for in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142 “Goodwill and Other Intangible Assets.”
     In the third quarter of 2006, we completed our step two analysis under SFAS No. 142 for our Control Systems reporting unit’s goodwill. This analysis indicated a significant impairment of the goodwill, and accordingly we fully impaired the control systems reporting unit’s goodwill and recorded a charge of $637.3 million. In the fourth quarter of 2006, we reversed a previously provided purchase accounting reserve of $0.4 million against this charge, as it was no longer required.
     Adjustment to 2001 Recorded Sales Proceeds. In November 2001, we entered into a definitive agreement to divest our Plastic Products business for total proceeds of $41.0 million. The transaction closed on January 28, 2002. Two members of our Board of Directors are members of management of an investor group, which is the general partner of the controlling shareholder of the acquiring company. We currently hold a note receivable from the acquiring company for $6.0 million. The first payment of $4.0 million was due on this note February 2007, with the remainder of $2.0 million due in February 2008. Based upon our evaluation as to the likelihood that the acquiring company would be able to pay the required amounts (the purchaser has failed to pay or remedy the February 2007 payment), given its current deteriorating financial condition and the subordination of this note to its other creditors, we have provided a full valuation allowance against the note receivable. The valuation is reflected in facility consolidation, asset impairment and other charges. In 2001, we recognized the loss on the sale of the unit in other charges.
     The activity relating to the accruals for facility consolidation, asset impairments and other charges by quarter, for the year ended December 31, 2006, is as follows (in thousands):

			Facility
	Employee	Asset	closure
	termination	impairment	and other
	benefits	charges	costs	Total

Balance December 31, 2005	$3,952	$—	$521	$4,473
Adjustments/Charges	523	1,630	419	2,572
Cash utilizations	(808)	—	(335)	(1,143)
Noncash foreign exchange impact and other	33	(1,630)	34	(1,563)

Balance April 2, 2006	3,700	—	639	4,339

Adjustments/Charges	2,286	—	592	2,878
Cash utilizations	(336)	—	(704)	(1,040)
Noncash foreign exchange impact and other	(502)	—	(37)	(539)

Balance July 2, 2006	5,148	—	490	5,638

Adjustments/Charges	22,228	12,345	(17)	34,556
Cash utilizations	(1,934)	—	(66)	(2,000)
Noncash foreign exchange impact and other	148	(12,345)	51	(12,146)

Balance October 1, 2006	25,590	—	458	26,048

Adjustments/Charges	(1,903)	6,121	3,087	7,305
Cash utilizations	(10,095)	—	(1,368)	(11,463)
Noncash foreign exchange impact and other	3	(6,121)	(2,177)	(8,295)

Balance December 31, 2006	$13,595	$—	$—	$13,595

     Amortization Expense. Amortization expense for the year ended December 31, 2006 was $0.4 million, which is unchanged compared to $0.4 million in both 2005 and 2004.

     Interest Expense — Interest expense for the year ended December 31, 2006, increased by $2.0 million as compared to 2005. Interest expense increased due to higher average interest rates on LIBOR based borrowings, increased borrowings during 2006, and absence of interest rate swaps loss of $10.8 million recognized in 2005.
     The recording of interest expense on liabilities subject to comprise ceased in most cases when we entered bankruptcy. We continue to record and pay interest on the Second Lien Term Loan in accordance with the Final DIP Order. We have accounted for the following 2006 interest expense related transactions in accordance with SOP 90-7:
•	We did not recognize approximately $15.0 million of contractual interest expense on liabilities subject to comprise after our filing for Bankruptcy on October 30, 2006;

•	The loss on the termination of interest rate swaps amounted to $12.2 million resulting from our entering Bankruptcy has been recognized in reorganization items. We had outstanding interest rate swaps in the notional amount of $400.0 million that effectively converts the interest on our Senior Notes to a variable rate prior to filing for bankruptcy protection. As a result of filing for chapter 11 under the Bankruptcy Code on October 30, 2006, these interest rate swaps were terminated. Accordingly in November 2006, we were requested to, and did settle these outstanding interest rate swap contracts with a liability of $12.2 million. This termination resulted in the unwinding of the hedge and resulted in a charge to income in November 2006 for this amount; and

•	We ceased amortization of a deferred gain on termination of an interest rate swap from 2005 as a result of the filing for Bankruptcy (in 2006, we recognized a $1.4 million reduction to interest expense for this gain, compared with $1.1 million in 2005).
     Interest expense for the year ended December 31, 2005, increased by $11 million, or 11.7%, to $100.0 million from $89.0 million in 2004. Interest expense increased due to higher average interest rates on LIBOR based borrowings, increased borrowings during 2005, and less favorable impact of interest rate swaps. The fair value of the interest rate swap contracts was a net loss of $10.8 million in 2005 versus a net gain of $18.3 million in 2004.
     Reorganization Expense. SOP 90-7 requires the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations. The Debtors’ reorganization expense for 2006 consisted of:

2006
Professional fees directly related to reorganization, incurred post petition	$11,041
Loss on termination of outstanding interest rate swaps	12,185
Charge off of deferred finance cost assoicated with the payoff of the preptetition asset back loan borrowings	2,089

Total	$25,315

     We incurred $10.5 million of prepetition professional fees in 2006 directly related to our reorganization, which have had been reported as a separate line in the statement of operations.
     Gain on Early Extinguishment of Debt. During the fourth quarter of 2005, we retired through open market purchases, our Senior Subordinated Notes with an approximate face value of $49.4 million resulting in a net pretax gain of $18.2, million after the write-off of $0.4 million of associated deferred debt issuance costs. No debt was repurchased in 2006.
     This gain is offset by a loss on early extinguishment of debt in the amount of $3.3 million after the writte-off in the second quarter of 2005 relating to debt issuance costs associated with the cancellation of our 2003 credit agreement as we entered into new credit facilities in May 2005.
     Gain from Discontinued Operation. On September 25, 2006, we completed the sale of Dura Automotive Systems Köhler GmbH to an entity controlled by Hannover Finanz GmbH, headquartered in Hannover,

Germany. The sale agreement was executed on September 22, 2006, subject to the transfers of funds which occurred on September 25, 2006. The Company received approximately $18.5 million in net cash consideration for the sale. No continuing business relationship exists between this former subsidiary and the Company. In accordance with SFAS No. 144, the Dura Automotive Systems Köhler GmbH operating results, and the gain on the sale, have been shown as discontinued operations for all periods presented in the accompanying consolidated financial statements. The sale resulted in a gain of $7.6 million in 2006. The remaining discontinued losses represent period expenses associated with previous years’ exit activities of discontinued operations.
     Income Taxes. During our 2006 evaluation of deferred tax assets, we concluded during the second quarter that the current relevant negative evidence was more pervasive than in prior periods and indicated we would more likely than not, not realize our U.S. deferred tax assets. Accordingly, we provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets amounting to $194.2 million as of December 31, 2006.
     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. During our second quarter of 2006, we recorded a valuation allowance of $90.8 million against U.S. deferred tax assets recorded as of December 31, 2005. Additionally, an approximate $118.4 million valuation adjustment was provided for against potential U.S. deferred taxes associated with the U.S. tax losses incurred in 2006. We have also provided an approximate $7.2 million valuation adjustment for foreign operating losses incurred in 2006. The valuation allowance is based on our review of all available positive and negative evidence, including our past and future performance in the jurisdictions in which we operate, the market environment in which we operate, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. Management continued to believe there is overwhelming negative evidence that the related deferred tax assets would not be realized. Prior to July 2, 2006, management had concluded that the positive evidence outweighed the negative evidence. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net current and noncurrent deferred tax liability as of December 31, 2006, was $3.0 million. This reflects a reduction of the deferred liability (which is entirely related to the timing difference of deductible goodwill) of $31.8 million as a result of the tax benefit on a portion of the goodwill impairment charge recorded. In addition during 2003 and 2004, we recorded total losses from discontinued operations of $129.4 million related to the disposition of the Mechanical Assemblies Europe business. We have not recorded tax benefits for these losses as we believe it is more likely than not that such benefits will not be realized.
     To the extent we recognize or can reasonably support the future realization of these U.S. deferred taxes assets, the valuation allowance will be adjusted accordingly.
     The effective income tax rates for 2006, 2005 and 2004 differ from the U.S. federal statutory rate primarily as a result of lower foreign tax rates, the effects of state taxes, the provision of valuation allowances on losses in U.S. and certain foreign jurisdictions, and the adjustment to tax contingency reserves based upon specific events occurring during the periods. The effective rate for 2006 is higher than 2005, primarily due to the valuation allowance against U.S. deferred income taxes. The effective rate for 2005 is higher than 2004’s as a result of lower foreign tax holidays and valuation adjustments on foreign losses net of the beneficial impact of a settlement of a United States IRS audit matter.
Geographical Results of Operations
     For detailed information regarding our U.S. and foreign operations, please see the Consolidating Guarantor and Non-Guarantor Financial Information set forth in Note 13 to the consolidated financial statements contained in Item 8 of this Form 10-K. The Non-guarantor companies’ financial information principally represents our foreign operations.

     Our results of operations by geographic region are impacted by various geographic factors including vehicle production volumes, foreign exchange and general economic conditions.
     We sell our products to every major North American, European and Asian automotive OEM and most RVSV OEMs. We have manufacturing and product development facilities located in the United States, Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom. We also have a presence in India, Japan and Korea through sales office, alliances or technical licenses.
     Our foreign business has been increasing as a percentage of total revenue due to the strengthening of foreign currencies in relation to the U.S. dollar and lower North American automotive production volumes. Foreign currency positively impacted revenue by $31.0 million in 2006 and $40.0 million in 2005. Sales in the North American region represented 52.6 % of consolidated sales in 2006, 58.2% in 2005, and 60.5% in 2004.
     Geographically, we have experienced significant variability in income from continuing operations between each of the last three years. Our North America region (whose sales for the most part are to the domestic Big 3) experienced a loss from operations in 2006 compared to 2005 and 2004, mainly as a result of increased raw material costs not passed on to customers and greater under absorbed overhead costs resulting from lower production volumes. This geographic regions’ 2005 adjusted operating income decreased from 2004 primarily for the same aforementioned reasons, except to a lesser degree. The 2005 adjusted operating income was also negatively impacted by expenses associated with the implementation of a new ERP system and centralization of certain support functions. The North American region’s adjusted operating profit for 2005 was negatively impacted by higher selling, general and administrative expense as a result of increased engineering to develop new products, increased general and administrative costs associated mainly with the efforts to centralize certain support functions and implementation of a new ERP systems.
     Our European business generated lower operating income in 2006 mainly due to under absorbed overhead costs, including production rampup costs in our Eastern European operations. Our profitability in this region improved in 2005 as compared to 2004 due to lower manufacturing costs and lower selling, general and administrative costs.
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
Liquidity and Capital Resources
     The following should be read in conjunction with Item 8., Note 7, Debt to the Consolidated Financial Statements, included in this Form 10-K, which is incorporated by reference.
     On October 30, 2006, the Debtors commenced their chapter 11 Cases. Dura’s Latin American, European, and Asian subsidiaries were not included in the chapter 11 filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code.

     In connection with the chapter 11 filings, on November 30, 2006, Bankruptcy Court approved the DIP Credit Agreements. The DIP Credit Agreements provide for a $185 million DIP Term Loan (comprised of $165 million term loan and up to a $20.0 million pre-funded synthetic letter of credit facility) and a $115 million DIP Revolver. The DIP Term Loan is fully funded, with a balance of $165 million as of December 31, 2006, and June 29, 2007. The outstanding balance on the DIP Revolver was $0, and $68.8 million as of December 31, 2006, and, June 29, 2007, respectively.
     Borrowings under the DIP Credit Agreements were used to repay outstanding amounts and support outstanding letters of credit under our existing asset based revolving credit facility, terminated interest rate swaps liabilities, payment of certain adequate protection payments, professionals’ fees, transaction costs, fees and expenses incurred in connection with the DIP Credit Agreements, other prepetition expenses, to provide working capital and for other general corporate purposes. Obligations under the DIP Credit Agreements are secured by a lien on the assets of the Debtors (which lien will have first priority with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the Chapter 11 Cases.
     The DIP Credit Agreements contain various representations, warranties, and covenants by the Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants.
     The Debtors’ obligations under the DIP Credit Agreements may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties, or covenants made in the DIP Credit Agreements or the conversion of any of the chapter 11 filings to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.
     In May 2007, the Debtors negotiated with their senior secured postpetition lenders (the “Postpetition Lenders”) to amend certain covenants in the DIP Credit Agreements (the “DIP Amendments”) in an effort to stabilize and enhance their liquidity position during the process of negotiating a chapter 11 plan of reorganization. The DIP Amendments adjust the applicable covenants in the DIP Credit Agreements to: (a) reduce the Debtors’ minimum monthly EBITDA performance targets for a temporary four-month period from May 2007 through August 2007; (b) combine the baskets for the Debtors’ European and other foreign affiliates (the “Non-Guarantors”) receivables factoring and sale-leaseback transactions; (c) permit the issuance of Non-Guarantor letters of credit up to $5 million; and (d) permit the Debtors to return up to $1.45 million in funds received from one of their Brazilian subsidiaries. Although no defaults are projected under the salient terms of the DIP Credit Agreements, the DIP Amendments are a proactive measure to ensure a stable environment as the Debtors prepare to exit chapter 11.
     In consideration for the negotiated covenant relief, the DIP Amendments provide for an aggregate fee of up to $300,000 to be paid to the Postpetition Lenders if all Postpetition Lenders provide timely support for the DIP Amendments. On June 28, 2007, the Bankruptcy Court entered an order authorizing and approving the DIP Amendments.
     The DIP Credit Agreements mature on the earlier of (i) December 31, 2007; (ii) the effective date of a plan of reorganization in the chapter 11 Cases or (iii) termination of the commitment or acceleration of the loans as a result of an Event of Default.
     The chapter 11 filings triggered defaults on substantially all prepetition debt obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including most actions to collect prepetition indebtedness or to exercise control over the property of the Debtors’ estate. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.

Cash Flows
     During 2006, we used cash in operations of $181.9 million, compared to $20.6 million in 2005. Cash used in operations before changes in working capital items was $86.0 million for 2006 compared to cash provided of $25.9 million in 2005, primarily as a result of our greater operating loss. Cash used in other operating items increased to $97.2 in 2006 as compared to $62.2 million in 2005 mainly due to shorter supplier payment terms resulting from our bankruptcy filing. Cash used for accounts receivable declined in 2006 from 2005 due to lower revenue. We are experiencing some delay in customer remittances as a result of our filing for bankruptcy, especially in collecting tooling charges. Inventory required a use in cash in 2006 as compared to being a source in 2005 mainly as our investment in inventory increased as a result of customers requiring lower production volumes than we anticipated from their releases, which we used as the basis to purchase inventory.
     During 2005, we used cash from operations of $20.6 million, compared to generating cash from operations of $100.3 million in 2004. Cash generated from operations before changes in working capital items was $25.9 million for 2005 a decrease from the $82.2 million for 2004 as a result of lower net income after giving effect to the non cash income items, such as the reversal of certain environmental reserves.
     Net cash used in investing activities was $78.1 million for 2006 compared to $61.4 million in 2005, due to higher capital expenditures. The 2006 investing activities primarily represents regular capital expenditures for the acquisition of equipment to meet new product launches. Noncash capital expenditures of $9.5 million occurred in 2006, for which cash payment will occur in 2007.
     Net cash used in investing activities was $61.4 million for 2005 compared to $78.4 million used in 2004. In the 2004, $13.3 million was used for acquisitions, $12.6 million was used for the final purchase option for the Reiche acquisition, and $0.7 million was used for a purchase price adjustment for the Creation Group acquisition. No acquisitions occurred in 2005. Net cash capital expenditures totaled $63.9 million for 2005, compared with $65.1 million in 2004. Capital expenditures were primarily for equipment and dedicated tooling purchases related to new or replacement programs; several new customer programs began in 2005. Noncash capital expenditures of $11.7 million occurred in 2005, for which cash payment occurred in 2006.
     Net cash provided by financing activities totaled $211.3 million in 2006 compared with cash used of $4.3 million in 2005. The net increase in borrowings was necessary to fund our operations and capital expenditure requirements, as we did not generate sufficient funds from operations. Net cash used in financing activities totaled $4.3 million in 2005 compared with $16.9 million in 2004. Cash proceeds of $11.4 million were received in the second quarter of 2005 for the deferred gain on termination of interest rate swaps, compared with cash payments of $12.2 million in 2006 for the termination of interest rate swaps. We used $30.8 million of cash in the fourth quarter of 2005 for the extinguishment of debt having a face value of $49.4 million. In February 2005, we amended our then existing credit agreement to, among other things, adjust the total leverage, senior leverage and interest coverage ratios that it was required to maintain over the next six quarters beginning April 3, 2005. We repaid $35.0 million of the Tranche C term loan in conjunction with this amendment.
     We are prohibited from declaring or making certain dividend payments or other distributions of assets under our DIP Credit Agreement, Senior Unsecured Notes and Senior Subordinated Notes. Certain distributions relating to items such as tax sharing arrangements, and as required under our Preferred Securities, are permitted.
     Our current principal source of liquidity is cash flow generated from operations, current cash balances and available borrowings under the DIP Credit Agreement. Because of our chapter 11 filing and anticipation thereof, we have incurred significant cash usage as our trade suppliers shortened their payment terms, to in many cases cash in advance, and some of our customers have extended the timing of their remittances. We believe that the DIP Credit Agreement provides sufficient funds to meet our short-term liquidity needs. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing an approved Bankruptcy reorganization plan, our business strategy, especially our operational restructuring activities, and that there will be no further material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations, which could occur before we exit bankruptcy, to service our indebtedness and to meet our working capital needs and other obligations and commitments, we will be required to further refinance or restructure our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that such a refinancing or restructuring or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing debt instruments or will be approved by the Bankruptcy Court.
     Our principal use of liquidity will be to fund working capital, finance capital expenditures, pay reorganization related expenses, and incur cash charges for our restructuring plan. Cash costs for the restructuring plan are expected to be approximately $62 million in 2007, and $35 million in 2008. In 2007, estimated capital expenditures relating to the restructuring plan are expected to be approximately $10 million. The remaining costs will relate primarily to employee severance, capital investment, facility closure and product move costs.
     Due to the chapter 11 filing, our ability to borrow additional funds is extremely limited.
Off Balance Sheet Arrangements
     We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with insurers. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At December 31, 2006, we had outstanding letters of credit of $19.6 million. We do not believe that they will be required to be drawn.
     We currently do not have any material nonconsolidated special purpose entity arrangements.
Market Risk
     We are exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We may enter into financial instruments to manage and mitigate the impact of changes in foreign currency exchange rates and interest rates. When we do enter into such instruments, the counterparties are major financial institutions.
     From time to time, we also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We may designate such contracts at their inception as a cash flow hedge. At December 31, 2006, we had no outstanding forward exchange contracts.
     Our current DIP Credit Agreement bears interest based upon LIBOR or a defined base rate, both of which are subject to market conditions that can impact the interest rate to be paid.
Foreign Currency Transactions
     A significant portion of our revenues are derived from manufacturing operations in Europe, Canada, Asia and Latin America (54.2% of 2006 revenue). The results of operations and the financial position of our operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.
     At December 31, 2006, approximately $1.2 billion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment

(deficit). Accordingly, our consolidated stockholders’ investment (deficit) will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.
     Our strategy for management of currency risk relies primarily upon conducting operations in such countries’ respective currency and we may, from time to time, engage in hedging programs intended to reduce the exposure to currency fluctuations (see discussion above on “Market Risk”).
Contractual Obligations
     The following table presents our contractual obligations at December 31, 2006 (in thousands):

	Payments due by period
		Less than	Two — three	Four — five	More than
	Total	one year	years	years	five years
DIP Credit Agreement	$165,000	$165,000	$—	$—	$—
Second Lien Term Loan (c)	225,000	225,000	—	—	—
Senior unsecured notes (c)	400,000	400,000	—	—	—
Senior subordinated notes (c)	532,872	532,872	—	—	—
Convertible trust preferred (c)	55,250	55,250	—	—	—
Other	7,275	4,679	1,666	930	—
Capital lease obligations and other	1,249	1,249	—	—	—
Interest expense (a)	43,000	43,000	—	—	—
Interest expense subject to compromise (a)	15,000	15,000	—	—	—
Pension and post retirement (d)	127,931	9,875	44,349	19,702	54,005
Employee termination benefit (e)	13,595	13,595	—	—	—
Operating leases (b)	96,451	17,969	14,178	12,461	51,843

	$1,682,623	$1,483,489	$60,193	$33,093	$105,848

(a)	Interest expense obligations were calculated holding interest rates constant as of December 31, 2006. No interest expense is included for items subject to compromise, except for the Second Lien Term Loan. We have received Bankruptcy Court approval to pay this interest. Interest expense subject to compromise represents unrecorded interest expense for debts subject to compromise based on SOP 90-7 guidance.

(b)	Operating leases include lease commitments of $20.1 million that are recorded in facility consolidation cost liabilities related to the divestiture of the Mechanical Assemblies Europe business. See Note 3 to the consolidated financial statements, Discontinued Operations.

(c)	These liabilities are subject to compromise under the Bankruptcy Code. The actual cash settlements may vary from these amounts when our reorganization plan is finalized and approved by all applicable parties.

(d)	Due to the planned closure of certain Canadian facilities, we are estimating a $25.2 million payment in 2009 for annuities regarding our Canadian Pension Plans. This $25.2 million is included in the $44.3 million amount in the above table. We anticipate using related pension trust assets to fund this contractual obligation.

(e)	The accrual for employee termination benefit is included as part of the facility closure, acquisition integrations and discontinued operations accrual. See Note 5 to the consolidated financial statements.

     At December 31, 2006, we are not a party to any significant purchase obligations for goods or services not incurred in the normal course of business. We have committed to an approximate $11.5 million ten-year lease of a facility under construction in Mexico that is expected to run through 2016.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     See “Market Risk” and “Foreign Currency Transactions” sections of Item 7.

Item 8. Financial Statements and Supplementary Data

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dura Automotive Systems, Inc.
We have audited the accompanying consolidated balance sheets of Dura Automotive Systems, Inc. (Debtor-in-Possession) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ investment (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dura Automotive Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1, Dura Automotive Systems, Inc. and its United States and Canadian subsidiaries filed for reorganization under Chapter 11 of the Federal bankruptcy Code on October 30, 2006. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 14, the Company has incurred significant losses from operations during 2006, had negative working capital, negative shareholders’ investment (deficit), and is in default under the terms of the Company’s long-term debt agreements. In addition, the ability of the Company to comply with the terms and conditions of the debtor-in-possession financing agreement, to obtain confirmation of a plan of reorganization under chapter 11 of the United States Bankruptcy Code, to reduce wage and benefit costs and liabilities through the bankruptcy process, to return to profitability, to generate sufficient cash flow from operations and, to obtain financing sources to meet the Company’s future obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Notes 1 and 14. The financial statements do not include adjustments that might result from the outcome of this uncertainty.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
July 13, 2007

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$90,446	$101,889
Accounts receivable, net of reserve for doubtful accounts and sales allowance of $6,498 in 2006 and $5,061 in 2005	311,981	286,029
Inventories	149,367	128,681
Deferred income taxes	6,642	17,978
Other current assets	123,612	87,254
Current assets of discontinued operations	—	10,975

Total current assets	682,048	632,806

Property, plant and equipment, net	465,475	450,379
Goodwill	258,313	850,152
Deferred income taxes	22,037	66,542
Other assets, net of accumulated amortization of $383 in 2006 and $19,377 in 2005	26,968	63,280
Noncurrent assets of discontinued operations	—	12,050

	$1,454,841	$2,075,209

LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
Current Liabilities:
Debtors-in-possession financing	$165,000	$—
Current maturities of long-term debt	4,679	3,473
Accounts payable	164,831	261,258
Accrued liabilities	160,624	158,835
Accrued pension and postretirement benefits	1,437	16,741
Deferred income taxes	2,768	2,577
Current liabilities of discontinued operations	—	6,771

Total current liabilities	499,339	449,655

Long-term liabilities:
Long-term debt, net of current maturities	2,596	1,139,952
Pension and postretirement benefits	68,044	69,717
Other noncurrent liabilities	39,515	62,657
Deferred income taxes	8,132	8,439
Noncurrent liabilities of discontinued operations	—	218

Total long-term liabilities	118,287	1,280,983

Liabilities subject to compromise	1,335,083	—

Total liabilities	1,952,709	1,730,638

Commitments and Contingencies (Notes 6, 7, 10 and 11)
Minority interests	5,459	4,864
Stockholders’ Investment (deficit):
Preferred stock, par value $1; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, Class A; par value $.01; 60,000,000 shares authorized; 18,904,222 and 18,774,948 issued and outstanding, respectively	189	188
Common stock, Class B; par value $.01; 10,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	351,878	351,994
Treasury stock at cost	(1,743)	(1,948)
Accumulated deficit	(1,002,185)	(91,528)
Accumulated other comprehensive income	148,534	81,001

Total stockholders’ investment (deficit)	(503,327)	339,707

	$1,454,841	$2,075,209

The accompanying notes are an integral part of these consolidated financial statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004

Revenues	$2,090,766	$2,291,440	$2,443,446
Cost of sales	2,001,013	2,040,643	2,172,136

Gross profit	89,753	250,797	271,310
Selling, general and administrative expenses	141,939	155,120	149,602
Prepetition professional fees	10,455	—	—
Facility consolidation, asset impairment and other charges	684,238	11,397	21,817
Amortization expense	405	434	445

Operating income (loss)	(747,284)	83,846	99,446
Interest expense, net of interest income of $2,815 in 2006, $2,987 in 2005, and $2,985 in 2004	101,784	99,823	89,351
Gain on early extinguishment of debt, net	—	14,805	—

Income (loss) from continuing operations before reorganization items, income taxes and minority interest	(849,068)	(1,172)	10,095
Reorganization items	(25,315)	—	—

Income (loss) from continuing operations before income taxes and minority interest	(874,383)	(1,172)	10,095
Provision for income taxes	46,520	423	1,364
Minority interest in non wholly owned subsidiaries	432	177	—

Income (loss) from continuing operations	(921,335)	(1,772)	8,731
Income from discontinued operations, including gain on disposals	9,658	3,586	2,992

Income (loss) before change in accounting principle	(911,677)	1,814	11,723
Cumulative effect of change in accounting principle, net of tax of $712	1,020	—	—

Net income (loss)	$(910,657)	$1,814	$11,723

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(48.83)	$(0.09)	$0.47
Income from discontinued operations	0.51	0.19	0.16
Cumulative effect of change in accounting principle	0.05	—	—

Net income (loss)	$(48.27)	$0.10	$0.63

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(48.83)	$(0.09)	$0.46
Income from discontinued operations	0.51	0.19	0.16
Cumulative effect of change in accounting principle	0.05	—	—

Net income (loss)	$(48.27)	$0.10	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (DEFICIT)

									Accumulated	Total
	Common Stock				Additional				Other	Stockholders’
	Class A		Class B		Paid-in	Treasury Stock		Accumulated	Comprehensive	Investment
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	(Deficit)
	(in thousands, except share amounts)

Balance, December 31, 2003	16,734,228	$168	1,646,150	$16	$349,220	233,276	$(2,452)	$(105,065)	$88,700	$330,587

Sale of stock under Employee Stock Discount Purchase Plan	114,052	1	—	—	937	—	—	—	—	938
Conversion from Class B to Class A	1,646,150	16	(1,646,150)	(16)	—	—	—	—	—	—
Exercise of options	138,100	1	—	—	1,353	—	—	—	—	1,354
Treasury shares, net	—	—	—	—	61	3,735	(61)	—	—	—
Net income	—	—	—	—	—	—	—	11,723
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	69,669
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(6,780)
Total comprehensive income										74,612

Balance, December 31, 2004	18,632,530	186	—	—	351,571	237,011	(2,513)	(93,342)	151,589	407,491

Sale and exercise of stock options, including the value of treasury stock	142,418	2	—	—	423	(53,328)	565	—	—	990
Net income	—	—	—	—	—	—	—	1,814
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(64,832)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(5,756)
Total comprehensive loss										(68,774)

Balance, December 31, 2005	18,774,948	188	—	—	351,994	183,683	(1,948)	(91,528)	81,001	339,707

Sale and exercise of stock options, including the value of treasury stock	129,274	1	—	—	(116)	(19,321)	205	—	—	90
Net loss			—	—	—	—	—	(910,657)	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	75,561
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(3,128)
Total comprehensive loss										(838,224)
SFAS 158 adjustment, net of tax	—	—	—	—	—	—	—	—	(4,900)	(4,900)

Balance, December 31, 2006	18,904,222	$189	—	$—	$351,878	164,362	$(1,743)	$(1,002,185)	$148,534	$(503,327)

The accompanying notes are an integral part of these consolidated financial statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2006	2005	2004
	(in thousands)
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(921,335)	$(1,772)	$8,731
Adjustments required to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	78,825	78,263	82,069
Asset impairments	10,838	3,160	7,100
Goodwill impairment	636,927	—	—
Facility consolidation and other	36,473	8,237	14,717
Amortization of deferred financing fees	4,122	3,889	3,522
(Gain)/loss on sale of property, plant and equipment	(2,398)	(196)	1,429
Bad debt expense	42	1,856	209
Reorganization Items	25,315	—	—
Deferred income tax benefit (loss)	46,387	(27,156)	(16,663)
Favorable settlement of environmental matters	—	(9,960)	—
Gain on early extinguishment of debt	—	(14,805)	—
Change in other operating items:
Accounts receivable	(11,167)	(30,505)	27,032
Inventories	(13,885)	14,064	(16,432)
Other current assets	(11,732)	(20,814)	6,541
Accounts payable and accrued liabilities	(59,184)	(9,203)	993
Other assets, liabilities and noncash items	(1,155)	(15,707)	(18,912)

Net cash provided by (used in) operating activities	(181,927)	(20,649)	100,336

INVESTING ACTIVITIES:
Capital expenditures	(84,430)	(63,868)	(65,072)
Proceeds from the sale of assets and other	6,370	2,490	(13,327)

Net cash used in investing activities	(78,060)	(61,378)	(78,399)

FINANCING ACTIVITIES:
Debtors in possession borrowings	165,000	—	—
Net borrowings under prepetition debt	68,861	—	—
Net borrowings under revolving credit facilities	—	17,500	—
Long-term borrowings	—	153,285	568
Repayments of long-term borrowings	—	(179,459)	(19,227)
Payment on termination of interest rate swap	(12,185)	—	—
Deferred gain on termination of interest rate swap	—	11,374	—
Proceeds from equity securities, net	257	673	2,353
Debt issue costs	(10,522)	(7,613)	(552)
Other, net	(98)	(86)	(61)

Net cash provided by (used in) financing activities	211,313	(4,326)	(16,919)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	16,331	(7,942)	(718)

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(32,343)	(94,295)	4,300
CASH FLOW FROM DISCONTINUED OPERATIONS:
Operating activities	3,313	7,565	8,136
Investing activities	17,587	(2,949)	(2,136)

NET CHANGE IN CASH FLOWS FROM DISCONTINUED OPERATIONS	20,900	4,616	6,000
CASH AND CASH EQUIVALENTS:
Beginning of period	101,889	191,568	181,268

End of period	$90,446	$101,889	$191,568

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$70,360	$95,293	$85,217
Cash paid for income taxes	13,336	10,496	10,330
Unpaid capital expenditures	9,518	11,649	12,516
Capitalized interest expense	$101	$453	$—
The accompanying notes are an integral part of these consolidated financial statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

1.	Organization and Basis of Presentation:
     Dura Automotive Systems, Inc. (a Delaware Corporation) is a holding company whose predecessor was formed in 1990. Dura Automotive Systems, Inc. and its subsidiaries (collectively referred to as “Dura”, “Company”, “we”, “our” and “us”) is a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive and recreation & specialty vehicle (“RVSV”) industries.
     We sell our products to every major North American, European and Asian automotive original equipment manufacturer (“OEM”) and nearly every RVSV OEM. We have manufacturing and product development facilities located in the United States (“U.S.”), Brazil, Canada, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom (“UK”). We also have a presence in India, Japan, and Korea through sales offices, alliances or technical licenses.
     Chapter 11 Bankruptcy Filing and Going Concern — On October 30, 2006, Dura and its United States (“U.S.”) and Canadian subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ chapter 11 cases are being jointly-administered under Case No. 06-11202 (KJC). The Debtors will continue to operate their businesses as “debtors-in-possession” under the supervision of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Dura’s European, Asian, and Latin American operations were not included in the filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code.
     The Debtors are currently operating pursuant to chapter 11 under the Bankruptcy Code and continuation of Dura as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the Debtors-in-possession financing agreements, the DIP Credit Agreements, described in Note 7 to the consolidated financial statements; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify our complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying condensed combined financial statements reported in Note 14 to the consolidated financial statements, do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, any plan of reorganization could materially change amounts reported in our condensed combined financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under chapter 11.
     American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. Dura adopted SOP 90-7 effective October 30, 2006 and segregated those items, as outlined above, for all reporting periods subsequent to such date.
     See Note 14 for the condensed combined financial statements of the Debtors.

2.	Significant Accounting Policies:
Principles of Consolidation:
     The accompanying consolidated financial statements include our accounts and those of our wholly and majority owned subsidiaries. Net earnings are reduced by the portion of the net earnings of subsidiaries applicable to minority interests. All majority owned subsidiaries are consolidated with all intercompany accounts and activities being eliminated. The operating results of Dura Ganxiang Automotive Systems (Shanghai) Co., Ltd., of which we own 55% of its outstanding common stock, and Dura Vehicle Component Co. Ltd., of which we own 90% of its outstanding common stock, are consolidated in the accompanying financial statements with the non-owned portion shown as minority interest. Our 50% investment in Duratronics GmbH is carried on the equity method as we do not exert controlling interest over its operations.
Reclassifications:
     Certain prior year amounts have been reclassified to reflect current year classification to reflect the sale in 2006 of a subsidiary that is required to be reported as a discontinued operation under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, as described in Note 3 to the consolidated financial statements.
Cash Equivalents:
     Cash equivalents consist of money market instruments with original maturities of three months or less and are stated at cost, which approximates fair value.
Inventories:
     Inventories are valued at the lower of first-in, first-out cost or market. We assess inventory valuation based on an estimates of future demand. Our estimated future demand is based upon projections of future related automobile platform sales and RVSV products. Service parts future projected demand is based upon current service usage.

     Inventories consisted of the following (in thousands):

	December 31,
	2006	2005
Raw materials	$76,594	$60,225
Work-in-process	31,415	25,018
Finished goods	41,358	43,438

	$149,367	$128,681

Other Current Assets:
     Other current assets consisted of the following (in thousands):

	December 31,
	2006	2005
Excess of cost over billings on uncompleted tooling projects	$58,107	$48,820
Income and other tax receivables	29,394	17,937
Debt issue costs, net of amortization of $661 in 2006	7,897	—
Prepaid expenses and other	28,214	20,497

	$123,612	$87,254

     Excess of cost over billings on uncompleted tooling projects represents unbilled recoverable costs incurred by us in the production or procurement of customer-owned tooling to be used by us in the manufacture of our products. We receive a specific purchase order for this tooling and are reimbursed by the customer within one operating cycle. Costs are deferred until reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently when identified.
     Debt issue costs of approximately $7.9 million that relate to the DIP Credit Agreements have been classified as current as the related debt is due, in full, in December 2007.
Property, Plant and Equipment:
     Property, plant and equipment are stated at cost. For financial reporting purposes, depreciation is provided on the straight-line method over the following estimated useful lives:

Buildings	20 to 30 years
Machinery and equipment	3 to 20 years
Leasehold improvements	Shorter of useful life or lease term
     Maintenance and repairs are charged to expense as incurred. Major betterments and improvements which extend the useful life of the item are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged or credited to income. When circumstances indicate a potential impairment to the carrying value of any property, plant or equipment, we perform an evaluation in accordance SFAS No. 144 to assess the recoverability of the assets. See further discussion in Note 5 to the consolidated financial statements, Facility Consolidation, Asset Impairment and Other Charges.

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Land and buildings	$218,363	$204,158
Machinery and equipment	760,180	659,429
Construction in progress	42,306	42,917
Less — Accumulated depreciation and amortization	(555,374)	(456,125)

	$465,475	$450,379

Goodwill and Other Noncurrent Assets:
     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired.
     In accordance with SFAS No. 142, we perform impairment tests using both a discounted cash flow methodology and a market multiple approach for each of our four reporting units (Control Systems, Body & Glass, Atwood Mobile Products and Other Operating Companies). This impairment test is conducted during the second quarter of each year or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. In connection with our ongoing review of goodwill during our second quarter of 2006, our analysis indicated the reported value of our goodwill in our Control Systems reporting unit, recorded in connection with various acquisitions that have been completed over the last ten years, was materially impaired. No other impairments were indicated for the other three reporting units. Under SFAS No. 142, we began the step two impairment assessment of the Control Systems’ goodwill. At the end of our second quarter, we disclosed that we were unable to make a good-faith estimate of the potential amount or range of amounts of the impairment charge. During our third quarter ended October 1, 2006, we completed our step two impairment analysis and determined that all of the Control Systems reporting unit’s goodwill was impaired. Accordingly, we recorded an impairment charge for the total amount of the Control Systems reporting unit goodwill of approximately $637.3 million. This charge is reflected in facility consolidation, asset impairment and other charges in the accompanying consolidated statement of operations. In addition to the completion of our assessment of the Control Systems reporting unit, we also reassessed the carrying values of our other reporting units during the second half of 2006, and concluded that no impairment had occurred. If we do not obtain the financial results planned for in our restructuring plans, further impairment of our goodwill could occur.
     All goodwill assigned to the Automotive Segment as of December 31, 2006, represents that associated with the Body & Glass reporting unit’s acquisitions. No goodwill is recorded for the Other Operating Companies and Control Systems reporting units.
A summary of the carrying amount of goodwill by reporting unit is as follows (in thousands):

		Atwood
	Body & Glass	Mobile Products	Total
Balance, December 31, 2005	$778,836	$71,316	$850,152
Currency translation adjustment	45,467	—	45,467
Impairment	(637,306)	—	(637,306)
Adjustments	—	—	—

Balance, December 31, 2006	$186,997	$71,316	$258,313

     Other noncurrent assets consisted of the following (in thousands):

	December 31,
	2006	2005
Debt issue costs, net of amortization of $19,110 in 2005	$—	$19,115
Notes receivable, net of reserves	246	7,677
Other assets	13,499	18,843
Other intangible assets	13,223	17,645

	$26,968	$63,280

     In accordance with SOP 90-7, the unamortized prepetition debt issue costs of $15.5 million at December 31, 2006, are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt.
     Other intangible assets consists primarily of trademarks and brand names of $6.9 million as of December 31, 2006 and 2005, that are not being amortized as their estimated useful lives are considered indefinite. In 2005, other intangible included $3 million of pension assets which was classified to accumulated other comprehensive income, in accordance with the guidance of SFAS No. 158 (see Note 10 to the consolidated financial statements, Employee Benefit Plans). Other intangible assets also include amortizing intangible assets which consist primarily of license agreements, customer relationships and other of $6.3 million and $10.8 million, as of December 31, 2006 and 2005, respectively. The amortization of other intangible assets was not significant in 2006 and 2005.
Accrued Liabilities:
     Accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Compensation and benefits	$73,952	$67,029
Income and other taxes	23,137	43,119
Interest	2,174	16,882
Facility closure, acquisition integrations and discontinued operations	15,914	5,638
Warranty and environmental	2,682	2,371
Professional fees	13,219	2,441
Other	29,546	21,355

	$160,624	$158,835

Other Noncurrent Liabilities:
     Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Facility closure, acquisition integrations and discontinued operations	$17,897	$17,014
Warranty and environmental	7,198	12,275
Other	14,420	33,368

	$39,515	$62,657

Liabilities Subject to Compromise:
     As a result of the chapter 11 filings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Although prepetition claims are generally stayed, at hearings held on October 30, 2006, the Court granted final approval of the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and cover, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, cash management, utilities, case management and retention of professionals.
     The Debtors have been paying and intend to continue to pay undisputed post petition claims in the ordinary course of business. In addition, the Debtors may reject prepetition executory contracts and unexpired leases with respect to the Debtors’ operations, with the approval of the Court. Damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims and will be classified as liabilities subject to compromise. On February 23, 2007, the Court entered an order establishing May 1, 2007 as the bar date. The bar date is the date by which claims against the Debtors arising prior to the Debtors’ chapter 11 filings must be filed if the claimants wish to receive any distribution in the chapter 11 cases. On March 2, 2007, the Debtors commenced notification, including publication, to all known actual and potential creditors informing them of the bar date and the required procedures with respect to the filing of proofs of claim with the Court. Any differences between claim amounts listed by the Debtors in their Schedules of Assets and Liabilities (as amended) and claims filed by creditors will be investigated and, if necessary, the Court will make the final determination as to the amount, nature, and validity of claims. The determination of how liabilities will ultimately be settled and treated cannot be made until the Court approves a chapter 11 plan of reorganization. Accordingly, the ultimate amount of such liabilities is not determinable at this time.
     SOP 90-7 requires prepetition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. The amounts currently classified as liabilities subject to compromise may be subject to future adjustments depending on Court actions, further developments with respect to disputed claims, determinations of the secured status of certain claims, the values of any collateral securing such claims, or other events.
     At December 31, 2006, liabilities subject to compromise consisted of the following (in thousands):

Debt	$1,206,571
Accrued Interest	44,026
Accounts payable	64,616
Compensation and other benefits	19,870

$1,335,083

Contractual Interest Expense:
     In accordance with the Court-approved first day motion, the Company continues to accrue and pay the interest on its Second Lien Term Loan whose principal balance is subject to compromise. Effective October 30, 2006, interest on unsecured prepetition debt, other than the Second Lien Term Loan, has not been accrued as provided for under the U.S. Bankruptcy code. As of December 31, 2006, the amount of unrecorded interest on prepetition debt was approximately $15.0 million
Reorganization Items:
     SOP 90-7 requires reorganization items such as certain revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under chapter 11, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items incurred between the filing date and December 31, 2006, consist of the following:

Professional and other fees directly related to reorganization, excluding prepetition fees	$11,041
Loss on termination of interest rate swap	12,185
Prepetition debt issue costs write-off	2,089

$25,315

     Professional fees directly related to the reorganization include fees associated with advisors to the Debtors, unsecured creditors and secured creditors.
Prepetition professional fees:
     Special legal and other advisors fees associated with our prepetition reorganization efforts, including preparation for the bankruptcy filing, are reflected in the prepetition professional fees category in the consolidated statement of operations for the year ended December 31, 2006.
Revenue Recognition and Sales Commitments:
     We recognize revenue when title passes to our customers, which occurs primarily when products are shipped from our facilities to our customers. We enter into agreements with our customers at the beginning of a given vehicle’s life to produce products. Once such agreements are entered into by us, fulfillment of the customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contracts. In certain instances, we may be committed under existing agreements to supply product to our customers at selling prices which are not sufficient to cover the direct cost to produce such product. In such situations, we record a liability for the estimated amount of such future losses. Such losses are recognized at the time that the loss is probable and reasonably estimable and are recorded at the minimum amount necessary to fulfill our obligations to our customers. The estimated amount of such losses as of December 31, 2006 and 2005 were not significant.
     Our allowances for doubtful accounts and sales allowances primarily represent potential adjustments to amounts billed to customers for shipments made which are unremitted. Sales price allowances are recorded as an adjustment to sales. Allowances for doubtful accounts, which are not significant, are recorded in cost of sales.
Restructuring Charges:
     We recognize restructuring charges in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 112 “Employer’s Accounting for Post-employment Benefits”, SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” and EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Such charges relate to exit activities and primarily include employee termination charges, lease expenses net of any actual or estimated sublease income, employee relocation, asset impairment charges, moving costs for related equipment and inventory, and other exit related costs associated with a plan approved by senior level management. The recognition of restructuring charges requires us to make certain assumptions and estimates as to the amount and when to recognize exit activity related charges. Quarterly, we re-evaluate the amounts recorded and adjust for changes in estimates as facts and circumstances change.
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
Comprehensive Income (Loss):
     Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments, and additional minimum pension liability. In accordance with SFAS No. 130, we have chosen to disclose comprehensive income (loss) in the consolidated statements of stockholders’ investment (deficit).
     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,
	2006	2005	2004
Foreign currency translation adjustment	$184,250	$108,688	$173,520
Minimum pension liability, net of tax of $15,267 in 2006, $17,032 in 2005, and $13,832 in 2004, respectively	(35,716)	(27,687)	(21,931)

	$148,534	$81,001	$151,589

Fair Value of Financial Instruments:
     The carrying amount of cash and cash equivalents, accounts receivable, inventory, accounts payable, accrued liabilities and the DIP Credit Agreement approximates fair value because of the short maturity of these instruments. We are not able to estimate the fair value of our liabilities subject to compromise. Their fair values are dependent on their individual payment priority level in the final reorganization plan which has not been yet approved. Any reorganization is subject to approval by our creditors having prepetition claims and the Bankruptcy Court.
     We may use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We normally designate these contracts at their inception as cash flow hedges. At December 31, 2006, we had no outstanding forward exchange contracts.
     We do not enter into or hold derivatives for trading or speculative purposes.
Common Stock:
     The holder of each share of Class A and Class B common stock outstanding is entitled to one vote per share. As of December 31, 2006, there were no shares of Class B common stock outstanding.
Stock Based Awards:
     All grants of stock based awards subsequent to January 1, 2006, are accounted for in accordance with SFAS No. 123(R) “Share-based Payment.” On October 27, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all outstanding out-of-the-money unvested stock options; accordingly, all outstanding unvested stock options at that date became fully vested. No stock options have been issued since such date.
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
     The accompanying financial statements have been prepared assuming the Company continues as a going concern. As more fully discussed in Note 1 and Note 14, the Company and certain of its subsidiaries filed for chapter 11 protection under the United States Bankruptcy Code. No adjustments to the accompanying financial statements have been made as a result of this event.
Foreign Currency Translation:
     Assets and liabilities of our foreign operations that do not use the U.S. dollar as their functional currency, are translated using the year-end rates of exchange. Results of operations are translated using the average rates prevailing throughout the period. Translation gains or losses are included in accumulated other comprehensive income, a separate component of stockholders’ investment (deficit).
Warranty and Environmental:
     We face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected and such failure of our products results, or is alleged to result, in bodily injury and/or property damage. OEMs are increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to an OEM, an OEM may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties when the product supplied did not perform as represented. In addition, we are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Some of our operations generate hazardous substances. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any of our current or former properties or at a landfill or another location where we have disposed of wastes, we may be held liable for the contamination, which could be material. Our policy is to record reserves for customer warranty and environmental costs on a case by case basis at the time we believe such amounts are probable and reasonably estimable and to review these determinations on a quarterly basis, or more frequently as additional information is obtained. We have established reserves for issues that are probable and reasonably estimable in amounts management believes are adequate to cover reasonable adverse judgments. We determine our warranty and environmental reserves based on identified claims and the estimated ultimate projected claim cost. The final amounts determined for these matters could differ significantly from recorded estimates. During 2006, we settled two warranty matters with one of our customers for approximately $9.0 million for which we had previously recorded reserves in the amount of $3.6 million, which at the time, represented our estimated total exposure. Accordingly, we recorded an additional charge of $5.4 million in cost of sales related to the final settlement of both warranty matters with the customer. We do not carry insurance for warranty or recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available.
     The Michigan Department of Environmental Quality (“MDEQ”) is investigating contamination at our facility in Mancelona, Michigan. The investigation stems from the discovery in the mid-1990s of trichloroethylene (“TCE”) in groundwater at the facility and offsite locations. We have not used TCE since we acquired the Mancelona facility, although TCE may have been used by prior operators. MDEQ has indicated that it does not consider us to be a responsible party for the contamination under the Michigan environmental statutes. We have been cooperating with the MDEQ, and have implemented MDEQ’s due care requirements with respect to the contamination. MDEQ installed a municipal drinking water system in the area.
     The Mancelona groundwater contamination matter is subject to an indemnity from Wickes, the prior operator of the facility. Wickes agreed to indemnify us with respect to certain environmental liabilities up to a $2.5 million cap of which approximately $2.3 million has been expended as of December 31, 2006. We will be obligated to indemnify Wickes with respect to any liabilities above such cap. Wickes has been paying indemnification claims relating to the Mancelona matter, subject to a reservation of rights. On May 17, 2005, Collins & Aikman, an affiliate of Wickes, filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Wickes may seek to discharge its remaining indemnity obligation to us in connection with that reorganization.
     MDEQ has filed a claim in connection with our Bankruptcy filing for $9.3 million relating to past response costs for the Mancelona groundwater contamination. Previously, we had not received any notice from MDEQ concerning such claim. We intend to vigorously object to this bankruptcy claim, as we were not responsible for the contamination. We believe that we will be successful, but no guarantee as to the ultimate outcome can be given.

     The following presents a summary of our warranty and environmental position (in thousands):
          Warranty:

	December 31,
	2006	2005
Beginning balance	$8,020	$8,874
Reductions for payments made	(13,159)	(3,288)
Additional reserves recorded	8,442	2,847
Changes in preexisting reserves	(121)	(413)

Ending balance	$3,182	$8,020

          Environmental:

	December 31,
	2006	2005
Beginning balance	$6,626	$17,159
Reductions for payments made	(54)	(320)
Changes in preexisting reserves	126	(10,213)

Ending balance	$6,698	$6,626

New and Proposed Accounting Pronouncements:
     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits companies to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently in the process of evaluating the effect, if any, SFAS No. 159 will have on our consolidated financial statements in 2008.
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability, with future changes in the funded status recognized through other comprehensive income in the year in which they occur. Previously, under SFAS 132(R), certain intangible assets were reflected rather than charging such amounts to other comprehensive income. Intangible assets related to defined benefit and retiree medical at December 31, 2006 (before adjustment), and December 31, 2005, amounted to $2.9 million and $6.2 million, respectively. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Unrecognized prior service costs or credits, net actuarial gains or losses and net transition obligations as well as subsequent changes in the funded status are recognized as a component of accumulated comprehensive loss in stockholders’ equity. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of the new standard. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for Dura at the end of fiscal year 2006 and the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for Dura at the end of fiscal year 2007. The adoption of SFAS 158 increased total liabilities by $0.7 million and decreased total shareholders’ equity by $4.9 million, net of tax at December 31, 2006 (See Note 10 to the consolidated financial statements, Employee Benefit Plans). The adoption of SFAS 158 had no impact on our consolidated results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated results of operations or financial condition.
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 addresses diversity in practice in quantifying financial statement misstatements. SAB 108 requires that a company quantify misstatements based on their impact on each of its financial statements and related disclosures. SAB 108 is effective for fiscal years ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 did not have a material impact on our consolidated results of operations or financial condition.
     In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file a tax return in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to accumulated deficit. We are currently assessing the impact of FIN 48 on our consolidated results of operations and financial condition.
     In June 2005, the EITF reached a consensus on Issue No. 05-5, Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”). EITF 05-5 addresses the accounting for the bonus feature in the German Altersteilzeit (“ATZ”) early retirement programs and requires recognition of the program expenses at the time the ATZ contracts are signed. The ATZ program designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. The EITF offers two transition alternatives, either cumulative effect or retrospective application. EITF 05-5 was effective for fiscal years beginning after December 15, 2005. Effective, January 1, 2006, we adopted EITF 05-05, which resulted in a favorable adjustment of $1.0 million, net of income taxes of $0.7 million. This amount is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.
     The FASB revised SFAS No. 123 in December 2004 and issued SFAS No. 123(R). This statement supersedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. We adopted SFAS No. 123(R) as of January 1, 2006. This statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. We adopted SFAS No. 123(R) following the modified prospective basis (See Note 6 to the consolidated financial statements, Stockholders’ Investment (deficit)).

3.	Discontinued Operations:
     During the fourth quarter of 2002, we adopted a plan to divest our Mechanical Assemblies Europe business, as we believed this business would not assist us in reaching our strategic growth and profitability targets for the future. The Mechanical Assemblies Europe business generated annualized revenues of $111.9 million from facilities in Grenoble and Boynes, France; and Woodley, Nottingham and Stourport, UK. In March 2003, we completed the divestiture of our Mechanical Assemblies Europe business to Magal Engineering and members of the local management group, located in Woodley, England. The Mechanical Assemblies Europe divestiture was treated as a discontinued operation under SFAS No. 144. The discontinued operations’ activities, in regards to the Mechanical Assemblies Europe business, has primarily been the resolution of issues still open from when the operations were sold, such as real estate leases, which have not been significant.
     At December 31, 2006, we had remaining accruals related to the divestiture of the Mechanical Assemblies Europe business of $20.1 million, primarily related to the future net lease costs on facilities retained by us, which are through 2021. Included in the $20.1 million is $4.1 million of acquisition integration reserves related to facility closures.
     The activity relating to accruals for these discontinued operations is as follows (in thousands):

	2006	2005
Beginning balance	$16,771	$18,739
Reductions for payments made	(1,246)	(1,245)
Changes in pre-existing reserves	906	—
Accretion	1,239	1,204
Foreign exchange impact	2,436	(1,927)

	$20,106	$16,771

     On September 25, 2006, we completed the sale of Dura Automotive Systems Köhler GmbH to an entity controlled by Hannover Finanz GmbH, headquartered in Hannover, Germany. The sale agreement was executed in September 2006. We received approximately $18.5 million in net cash consideration for the sale. No continuing business relationship exists between this former subsidiary and us. The divestiture is part of Dura’s evaluation of strategic alternatives for select German operations, as previously announced in February 2006.
     In accordance with SFAS No. 144, the Dura Automotive Systems Köhler GmbH operating results and the gain on the sale, have been shown as discontinued operations for all periods presented in the accompanying consolidated financial statements.
     Summarized operating results for Dura Automotive Systems Köhler GmbH and its sale included in discontinued operations are (in thousands):

	2006	2005
Revenue	$38,975	$52,699
Gross profit	4,350	6,920
Operating income	3,802	6,139
Income before income taxes	3,581	5,941
Income taxes	1,274	2,265
Gain on sale of operation, net of income taxes of $168	7,596	—
Net income	9,903	3,676
     Other discontinued operations expenses relate to continued exit activities associated with previously sold operations.
     Dura Automotive Systems Köhler GmbH’s assets and liabilities reclassified to discontinued operations at December 31, 2005, were as follows (in thousands):

Current assets of discontinued operations:		Current liabilities of discontinued operations:
Accounts receivable	$5,090	Accounts payable	$4,302
Inventories	3,467	Accrued expenses	2,469

Other current assets	2,418		$6,771

	$10,975

Noncurrent assets of discontinued operations:		Noncurrent liabilities of discontinued operations:	$218

Property, plant and equipment, net	$7,879
Other noncurrent assets	4,171

	$12,050

4.	Acquisitions:
Acquisition Integrations:
     We have developed and implemented the majority of the facility consolidation plans designed to integrate the operations of our past acquisitions. As of December 31, 2006, we have $4.6 million of purchase liabilities recorded in conjunction with the acquisitions, principally related to costs associated with the shutdown and consolidation of certain acquired facilities. Costs incurred in 2005 and charged to these reserves amounted to $1.4 million. No significant charges were incurred in 2006. The remaining employee terminations and facility closures were completed by December 31, 2004, except for contractual obligations, consisting principally of facility lease payments.
Other Acquisitions activities:
     In the first six months of 2004, we made a $12.6 million final payment relating to our acquisition of Reiche in 2000, of which $1.3 million related to an earn out payment resulting in an increase to goodwill. Reiche, located in Germany, manufactures steering columns and steering column components for European and North American OEMs.
     On June 19, 2003, we reached an agreement with Heywood Williams Group PLC (“Heywood Williams”) (UK) to acquire its Creation Group, a premier designer and manufacturer of windows, doors and specialty products for the North American recreation vehicle, motor vehicle accessories and manufactured housing markets. The Creation Group, headquartered in Elkhart, Indiana, had 2002 revenues of $145 million, and had approximately 1,100 employees at 10 facilities in Indiana, Ohio, and Pennsylvania. Financial terms of the deal included a purchase price of $57 million, subject to a working capital adjustment and an earn out provision of an additional $3 million if the acquired entity achieved certain financial targets. The targets under the earn out provision were not achieved. We used cash on hand to finance the transaction, which closed on July 23, 2003. The acquisition was accounted for using the purchase method of accounting and, accordingly, the assets acquired and liabilities assumed were recorded at fair value as of the date of acquisition, with the excess purchase price recorded as goodwill. Changes to the preliminary estimates within one year of the purchase date were reflected as an adjustment to goodwill. In March 2004, we paid Heywood Williams $0.7 million relating to a working capital adjustment to the original purchase price. The purchase price adjustment was recorded as an increase to goodwill as of March 31, 2004. Additionally in 2004, we made a final purchase price adjustment of $0.3 million resulting in an increase to goodwill. The final allocation of purchase price was not materially different from preliminary allocations. The operating results of the Creation Group have been included in our consolidated financial statements since the date of acquisition. The pro forma effects of this transaction are not material to our results of operations.

5.	Facility Consolidation, Asset Impairment and Other Charges:
Facility Consolidation:
     As a part of our ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Such costs include employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, asset impairments and other charges in the consolidated statements of operations and were accounted for in accordance with SFAS No. 88 "Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, SFAS No. 112, “Employers’ Accounting for Post employment Benefits”, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities”.
     In connection with the streamlining of operations during 2006, we recorded facility consolidation, asset impairment and other charges of $684.2 million, consisting of severance and benefit related costs of $23.1 million, asset impairments of $650.9 million ($636.9 million for goodwill impairment, $10.6 million for fixed asset impairments and $3.4 million for other impairments), a $6.0 million adjustment to our 2001 recorded loss on the sale of our former plastic business due to financial inability of the purchaser to meet their obligations under a note we took as partial payment for the sale, $2.2 million of pension curtailment charges resulting from employee terminations and facility closure and other exit activity costs of $2.0 million.
     We are engaged in various operational restructuring plans designed to enhance performance optimization, improve worldwide efficiency and financial results, and better align our workforce with our current revenue level. We expect this action to be completed over the next two years. Cash costs for the restructuring plan are expected to be approximately $62 million in 2007, and $35 million in 2008. In 2007, estimated capital expenditures relating to the restructuring plan are expected to be approximately $10 million. The remaining costs will relate primarily to employee severance, capital investment, facility closure and product move costs. We anticipate that the restructuring plan will be financed with cash on hand and availability under the DIP Credit Agreements. Should funds under the DIP Credit Agreements not be available to fund the restructuring plan and/or our ongoing cash requirements for operations, we may be required to modify our plan.

     Individual facility consolidation actions, asset impairments and other charges for 2006, 2005 and 2004 were:
•	In August 2006, we notified our Stratford, Ontario, Canada, plant employees that the facility will close during 2007. The current production will be transferred to other Dura facilities to improve overall capacity utilization. A severance charge of $5.1 million for this site was recorded in 2006, along with a pension curtailment charge of $1.1 million.

•	In May 2006, we announced that we would close our Brantford, Ontario, Canada, manufacturing facility. Brantford’s current production will be transferred to other Dura facilities to improve overall capacity utilization. Severance related charges of $1.9 million are recorded in 2006. The plant was closed in June 2007.

•	In June 2006, we announced the proposed closing of our manufacturing facility in Llanelli, Wales, United Kingdom, in order to improve our overall capacity utilization. At that time, we were in the consultation process with Llanelli’s AMICUS trade union concerning the proposed closing, and therefore could not determine if the plant would in fact be closed. In August 2006, it was determined that the Llanelli plant would be closed after completion of negotiations with the trade union. Facility consolidation charges recorded in 2006 totaled $8.5 million, of which $7.6 million were severance related charges, $0.5 million were equipment move related charges, $0.2 million were asset impairment related charges, and $0.2 million of other restructuring charges. The facility was closed in December 2006.

•	During 2006, we incurred severance related charges of $0.8 million for our Barcelona, Spain facility related to workforce reductions.

•	In July 2006, we notified our LaGrange, Indiana, plant employees that we intended to close the facility. Current production will be transferred to other Dura facilities in 2007. Negotiations were completed in the third quarter of 2006 with the respective union, and a $3.5 million of severance and benefit related charges was recorded in 2006, along with a $0.5 million pension curtailment. The plant was closed in 2007.

•	In 2006, we incurred asset impairment charges of $6.1 million and other restructuring charges related to movement of production for certain products of $0.7 million, at our Lawrenceburg facility.

•	During the fourth quarter of 2005, we began the streamlining of our Bracebridge, Ontario, Canada plant that will be completed in 2007. Certain employee severance related charges totaling $1.0 million were incurred in 2005. During 2006, this facility incurred additional severance costs of $1.6 million related to further workforce reductions, asset impairment charges of $3.0 million relating to the loss of the GMT 800/900 platform seat track production and $2.3 million relating to the announced closure of the facility, and $0.9 million of pension curtailment charges.

•	In order to improve capacity utilization , we announced during the third quarter of 2005 a plan to streamline our Einbeck, Germany, manufacturing operation. This action resulted in a total severance cost of $0.3 million in 2005, severance costs of $1.5 million in 2006, and an additional $0.1 million of other restructuring costs associated with 2006 production moves, as we continued to streamline the operations at this facility.

•	During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to restructure Plettenberg, Germany, manufacturing operations during 2005 and 2006.

In the third quarter of 2005, we received approval for this action from the appropriate Workers’ Council and Union. Full identification of the actual employees has been substantially completed. Severance related costs of $3.2 million was recorded in 2005 and $0.7 million in 2006. This action is expected to be completed by the end of 2007.

•	In 2005, we began a centralization of our North America enterprise resource system and certain support functions. Related severance costs of $1.3 million were incurred in 2005.

•	In 2004, we announced a plan to exit our Brookfield, Missouri, facility and combine the business with other operations. We have incurred $0.1 million of restructuring costs for this exit activity in 2006, and $0.9 million in 2005.

•	In 2004, we exited our Pikeville, Tennessee, facility and combined the business with other operations. This action is complete and resulted in restructuring charges of $0.1 million in 2006, $0.2 million in 2005 and $3.0 million in 2004.

•	In 2004, we closed our Bondoufle, France, sales and engineering facility and relocated to Velizy, France, which is located near our French OEM customers. This action is complete and resulted in total restructuring charges of $0.2 million in 2004.

•	In 2004, we announced a plan to consolidate certain of our Body & Glass Division product lines in Europe. This action is complete and resulted in total charges of $3.3 million.

•	In 2004, we announced a plan to exit our Rockford, Illinois, facility and combine the business with other operations and relocate our Atwood Mobile Products division headquarters from Rockford, Illinois, to Elkhart, Indiana. This action is complete and resulted in total charges of $0.3 million in 2005 and $8.3 million in 2004.
     We continue to incur exit activity related charges on closed facilities for which we are seeking buyers. In accordance with SFAS No. 146, such expenses are recorded in the period they are incurred.
     In April 2007, we announced that, as a continuation of our strategic restructuring initiative, we will be closing the following four manufacturing facilities: Brownstown, Indiana; Bracebridge, Ontario; Hannibal South, Missouri; and Selinsgrove, Pennsylvania. These facilities are planned to close by the end of 2007. The production at these facilities will be moved to other production facilities. Also, we announced our intention to sell our jack business, and our hinge and latch business. The proposed divestitures will include the sale of the facilities in Butler, Indiana; and Mancelona, Michigan. Any final sale agreement requires Bankruptcy Court approval.
     In May 2007, we announced that we are exploring strategic alternatives for our Atwood Mobile Products segment, including a possible sale. In July 2007, DURA Automotive Systems, Inc. entered into an asset purchase agreement with Atwood Acquisition Co., LLC for the sale of DURA’s Atwood Mobile Products division. The agreement provides for the acquisition of Atwood Mobile Products for an aggregate potential cash consideration of $160.2 million. Closing of the transaction is subject to the approval of the United States Bankruptcy Court for the District of Delaware, which has jurisdiction over DURA’s Chapter 11 reorganization proceedings; government regulatory approvals; and customary closing conditions.
     In June 2007, we notified our employees at our Barcelona, Spain, and Jacksonville, Florida, operations that we intend to close these facilities. Production will be transferred to other Dura facilities.
Asset Impairments:
     We recorded $10.6 million in 2006, $3.2 million in 2005 and $7.1 million in 2004, of asset impairment charges related to facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the consolidated statements of operations and were accounted for in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142 “Goodwill and Other Intangible Assets”.
     In the third quarter of 2006, we completed our step two analysis under SFAS No. 142 for our Control Systems reporting unit’s goodwill. Based on this analysis, we fully impaired the Control Systems reporting unit’s goodwill and recorded a charge of $637.3 million, as described in Note 2 to the consolidated financial statements.
Adjustment to 2001 Recorded Sales Proceeds:
     In November 2001, we entered into a definitive agreement to divest our Plastic Products business for total proceeds of $41.0 million. The transaction closed on January 28, 2002. Two members of our Board of Directors are members of management of an investor group, which is the general partner of the controlling shareholder of the acquiring company. We currently hold a note receivable from the acquiring company for $6.0 million. The first payment of $4.0 million was due on this note in February 2007, with the remainder of $2.0 million due in February 2008. Based upon our evaluation as to the likelihood that the acquiring company would be able to pay the required amounts, given its current deteriorating financial condition and the subordination of this note to its other creditors, we have provided a full valuation allowance against the note receivable. The valuation allowance change is reflected in facility consolidation, asset impairment and other charges. In 2001, we recognized the loss on the sale of the unit in other charges.
     The activity relating to the accruals for facility consolidation, asset impairments and other charges, by quarter, for the year ended December 31, 2006, is as follows (in thousands):

	Employee
	termination	Asset impairment	Facility closure
	benefits	charges	and other costs	Total

Balance December 31, 2005	$3,952	$—	$521	$4,473
Adjustments/Charges	523	1,630	419	2,572
Cash utilizations	(808)	—	(335)	(1,143)
Noncash/ foreign exchange impact/ other	33	(1,630)	34	(1,563)

Balance April 2, 2006	3,700	—	639	4,339

Adjustments/Charges	2,286	—	592	2,878
Cash utilizations	(336)	—	(704)	(1,040)
Noncash/ foreign exchange impact/ other	(502)	—	(37)	(539)

Balance July 2, 2006	5,148	—	490	5,638

Adjustments/Charges	22,228	12,345	(17)	34,556
Cash utilizations	(1,934)	—	(66)	(2,000)
Noncash/ foreign exchange impact/ other	148	(12,345)	51	(12,146)

Balance October 1, 2006	25,590	—	458	26,048

Adjustments/Charges	(1,903)	6,121	3,087	7,305
Cash utilizations	(10,095)	—	(1,368)	(11,463)
Noncash/ foreign exchange impact/ other	3	(6,121)	(2,177)	(8,295)

Balance December 31, 2006	$13,595	$—	$—	$13,595

6. Stockholders’ Investment (Deficit):
Earnings Per Share:
     Basic earnings per share was computed by dividing net income (loss) by the weighted average number of Class A common shares outstanding during the year. Diluted earnings per share for the years ended December 31, 2005 and 2004 includes the effects of outstanding stock options using the treasury stock method. (In thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Net income (loss) applicable to common stockholders	$(910,657)	$1,814	$11,723

Weighted average number of Class A common shares outstanding	18,867	18,709	18,013
Weighted average number of Class B common shares outstanding	—	—	495

	18,867	18,709	18,508

Dilutive effect of outstanding stock options after application of the treasury stock method	—	152	360

Diluted shares outstanding	18,867	18,861	18,868

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(48.83)	$(0.09)	$0.47
Income from discontinued operations	0.51	0.19	0.16
Cumulative effect of change in accounting principle	0.05	—	—

Net income (loss)	$(48.27)	$0.10	$0.63

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(48.83)	$(0.09)	$0.46
Income from discontinued operations	0.51	0.19	0.16
Cumulative effect of change in accounting principle	0.05	—	—

Net income (loss)	$(48.27)	$0.10	$0.62

     Potential common shares of 5,289,020; 4,814,083; and 2,360,827 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2006, 2005 and 2004, respectively. Potential common shares of 1,288,630 related to our Preferred Securities were excluded from the computation of diluted earnings per share for the above listed years, as inclusion of these shares would have been antidilutive.
The 1998 Stock Incentive Plan:
     Certain individuals who are full-time, salaried employees of Dura (Employee Participants) are eligible to participate in the 1998 Stock Incentive Plan (“the 1998 Plan”). A committee of the Board of Directors selects the Employee Participants and determines the terms and conditions of granted options. The 1998 Plan provides for the issuance of options at exercise prices equal to the stock market price on the date of grant to Employee Participants covering up to 1,000,000 shares of Dura Class A common stock plus any shares carried over from the 1996 Key Employee Stock Option Plan (“the 1996 Plan”) plus an annual increase, as defined in the 1998 Plan, subject to certain adjustments reflecting changes in our capitalization. Such option grants vest up to four years from the date of grant. On October 27, 2005, the Compensation Committee (Committee) of the Board of Directors approved the acceleration of all out-of-the-money unvested stock options outstanding on that date. Options available for future grants to purchase shares of our Class A common stock were 2,001,899 at December 31, 2006. Information regarding options outstanding from the 1996 Plan and the 1998 Plan is as follows:

			Weighted	Weighted
	Shares		Average	Average Fair	Exercisable
	Under	Exercise	Exercise	Value of	At End of
	Option	Price	Price	Options Granted	Year
Outstanding, December 31, 2003	3,803,328	$5.60—38.63	$13.14		2,146,003
Granted	1,109,500	9.52	9.52	$7.61
Exercised	(138,100)	7.02—13.50	7.91
Forfeited	(306,800)	7.02—29.00	11.51

Outstanding, December 31, 2004	4,467,928	5.60—38.63	12.58		2,552,315
Granted	1,497,500	3.70—4.27	3.70	2.75
Exercised	(11,075)	7.02—9.15	7.84
Forfeited	(203,085)	3.70—29.00	14.53

Outstanding, December 31, 2005	5,751,268	3.70—38.63	10.15		5,751,268
Granted	—	—	—
Exercised	—	—	—
Forfeited	(462,248)	3.70—29.00	9.50

Outstanding, December 31, 2006	5,289,020	$3.70—38.63			5,289,020

     The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
Range of	Number	Average	Weighted-	Number	Weighted-
Exercisable	Outstanding	Remaining	Average	Exercisable	Average
Options	at 12/31/06	Contractual Life	Exercise Price	at 12/31/06	Exercise Price
$ 3.70 to 4.27	1,337,875	8.4	$3.70	1,337,875	$3.70
5.60 to 7.02	645,375	6.2	6.76	645,375	6.76
7.50	693,185	4.1	7.50	693,185	7.50
8.25 to 9.52	1,358,050	6.8	9.36	1,358,050	9.36
13.50 to 17.27	660,950	4.4	15.02	660,950	15.02
20.75 to 29.25	543,585	1.6	27.42	543,585	27.42
38.63	50,000	1.3	38.63	50,000	38.63

	5,289,020	5.9	$10.21	5,289,020	$10.21

     The weighted average exercise price of options exercisable for the years ended December 31, 2006, 2005 and 2004 were $10.21, $10.15 and $15.11, respectively. The weighted average remaining contractual life of outstanding options for the years ended December 31, 2006, 2005 and 2004 was 5.9 years, 6.8 years and 6.9 years, respectively.
     The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was zero.
Independent Director Stock Option Plan:
     The Dura Automotive Systems, Inc. Independent Director Stock Option Plan (“the Director Option Plan”) provides for the issuance of options to Independent Directors, as defined, to acquire up to 100,000 shares of our Class A common stock, subject to certain adjustments reflecting changes in our capitalization. The option exercise price must be at least 100% of the market value of the Class A common stock at the time the option is issued. Such option grants vest six months from the date of grant. As of December 31, 2005, we had granted options under the Director Option Plan to acquire 21,000 shares of our Class A common stock at an exercise price of $24.50 to $25.50 per share. As of December 31, 2006, 21,000 of these options were exercisable. No granted options have been exercised or forfeited.

Employee Stock Discount Purchase Plan:
     The Dura Automotive Systems, Inc. Employee Stock Discount Purchase Plan (“the Employee Stock Purchase Plan”) provides for the sale of up to 1,000,000 shares of our Class A common stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85% of the market value of our Class A common stock at the date of purchase, as defined. Pursuant to this plan, 73,277, 131,343 and 96,944 shares of Class A common stock were issued to employees during the years ended December 31, 2006, 2005, and 2004, respectively. The weighted average fair value of shares purchased in 2006, 2005, and 2004 was $2.05, $4.51 and $9.67, respectively. This plan was suspended in October 2006.
Deferred Income Leadership Stock Purchase Plan:
     During 1999, we established the Deferred Income Leadership Stock Purchase Plan, which allows certain employees to defer receipt of all or a portion of their annual cash bonus. Eligible employees may receive a matching contribution of one-third of their deferral. The vesting of the matching contribution occurs on the first day of the third plan year following the date of the employees’ deferral. In accordance with the terms of the plan, the employee deferrals and our matching contribution may be placed in a “Rabbi” trust, which invests solely in our Class A common stock. As of the years ended December 31, 2006, 2005 and 2004, there were 8,061, 16,868 and 22,407 shares, respectively, purchased through open market transactions that had been distributed to employees. At December 31, 2006, we have purchased on the open market 71,699 shares currently held in the “Rabbi” trust. These shares have not yet been distributed to employees. In addition, 34,086 shares have yet to be purchased for future obligations. This trust arrangement offers the employee a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the employee can only be made in the form of our Class A common stock. Under the terms of the plan, we have the option to buy the shares to be distributed in the open market or issue shares that have been authorized under the plan. The plan provides for the issuance of up to 500,000 shares of our Class A common stock, which are still unissued at December 31, 2006. To date, we have used open market transactions to meet our obligations under this plan. The assets of the trust remain subject to our creditors and are not the property of the employees; therefore, they are included as a separate component of stockholders’ investment (deficit) under the caption Treasury Stock.
Director Deferred Stock Purchase Plan:
     During 2000, we established the Director Deferred Stock Purchase Plan, which allows outside directors to defer receipt of all or a portion of their annual director retainer fee. Eligible directors may receive a matching contribution of one-third of their deferral. The vesting of the matching contribution occurs on the first day of the third plan year following the date of a directors’ deferral. In accordance with the terms of the Plan, the director’s deferral and our matching contribution may be placed in a “Rabbi” trust, which invests solely in our Class A common stock. For the years ended December 31, 2006, 2005 and 2004 there were 11,260, 36,460 and 48,879 shares, respectively, purchased through open market transactions that had been distributed to directors. At December 31, 2006, we have purchased on the open market 92,663 shares currently held in the “Rabbi” trust. These shares have not yet been distributed to individual directors. No shares had been distributed prior to 2004. In addition, 271,037 shares have yet to be purchased for future obligations. This trust arrangement offers the director a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the director can only be made in the form of our Class A common stock. Under the terms of the plan, we have the option to buy the shares to be distributed in the open market or issue shares that have been authorized under the plan. The plan provides for the issuance of up to 200,000 shares of our Class A common stock, which are still unissued at December 31, 2006. To date, we have used open market transactions to meet our obligations under this plan. The assets of the trust remain subject to our creditors and are not the property of the directors; therefore, they are included as a separate component of stockholders’ investment (deficit) under the caption Treasury Stock.
Stock-Based Compensation Plans:
     On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) “Share-Based Payment”, requiring us to recognize expense related to the fair value of our stock based compensation awards. We elected the modified prospective transition method as permitted by SFAS No. 123(R). Under this transition method, any stock based compensation expense includes: (a) compensation expense for all stock based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock Based Compensation”; and (b) compensation expense for all stock based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     The following tables illustrate our pro forma net income (loss) and pro forma earnings (loss) per share under the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	2005	2004

Net income, as reported	$1,814	$11,723
Add: Stock based compensation expense included in reported net income, net of tax	—	—
Deduct: Stock based compensation expense determined under fair value method for all awards, net of tax	(10,152)	(4,364)

Net income (loss)	$(8,338)	$7,359

Basic earnings (loss) per share:
As Reported	0.10	0.63
Pro Forma	(0.45)	0.40
Diluted earnings (loss) per share:
As Reported	0.10	0.62
Pro Forma	(0.45)	0.39
     On October 27, 2005, the Compensation Committee (Committee) of the Board of Directors approved the acceleration of all out-of-the-money unvested stock options outstanding on that date. The Committee prescribed that October 27, 2005’s closing price of our Class A Common Stock as quoted on The Nasdaq Stock Market (“Nasdaq”) be used to determine which outstanding unvested stock options are out-of-the-money. With the prescribed closing quoted stock price being $3.28 per share, all outstanding unvested stock options (2.7 million) issued by the Company became fully vested. The acceleration of the out-of-the money options was undertaken to avoid future compensation expense that would be required to be recognized when we adopted SFAS 123(R) on January 1, 2006. Future SFAS 123(R) pre-tax expense avoided by this acceleration for the following three years is $3.0 million in 2007, $1.6 million in 2008 and $0.3 million in 2009. This avoided SFAS 123(R) expense is required to be fully recognized in the 2005 pro forma net income presented above.
     On May 31, 2006, the Compensation Committee of our Board of Directors made 1,600,000 performance based share grants to the Company officers comprising our Leadership Team. The fair value at the grant date was $2.31 per share, and will expire May 31, 2008, if the required performance goal is not obtained as determined by the Compensation Committee. The required performance goal established by the

Compensation Committee is the completion of a material improvement in the Company’s consolidated balance sheet. The Compensation Committee has concluded that as of December 31, 2006, it is less than likely that the stated goal will be obtained given current industry conditions. Accordingly, no related expense has been recorded in the statement of operations for 2006. Thus, as prescribed by SFAS No. 128, these shares are not included in basic or dilutive earnings per share calculations because the contingency for issuance was not met and because they are anti-dilutive.
     The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2006 and 2005.
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the principal following weighted average assumptions: risk-free interest rate of 3.69% and 3.70% in 2004 and 2005, respectively, expected life of four years and an average expected volatility of 64% in 2005 and 74% in 2004.
Dividends:
     We have not declared or paid any cash dividends in the past. As discussed in Note 7 to the consolidated financial statements, our 2006 DIP Credit Agreement prohibits dividends to be declared or paid.
7. Debt:
     Due to the chapter 11 filings, outstanding prepetition long-term debt of the Debtors has been reclassified to the caption Liabilities Subject to Compromise (refer to Note 2 to the consolidated financial statements, Liabilities Subject to Compromise) on the consolidated balance sheet as of December 31, 2006.
     The following is a summary of long-term debt at December 31, 2006 and 2005, including current maturities, and unsecured long-term debt included in liabilities subject to compromise as of December 31, 2006:

	December 31,
	2006		2005
	Subject to
	Compromise	Debt

Debtors-In-Possession (“DIP”) Credit Agreements	$—	$165,000	$—
Prepetition Credit Agreement:
Revolving credit facility	—	—	17,500
Second lien term loan	225,000	—	150,000
Senior unsecured notes	400,000	—	400,000
Senior subordinated notes	532,872	—	523,906
Convertible trust preferred securities	55,250	—	55,250
Senior unsecured notes — derivative instrument adjustment	—	—	(10,781)
Deferred gain on interest rate swap, net	8,976	—	—
Debt issue costs, net	(15,527)	—	—
Other	—	7,275	7,550

	1,206,571	172,275	1,143,425
Less — Current maturities	—	169,679	(3,473)

	$1,206,571	$2,596	$1,139,952

     Pursuant to the requirements of SOP 90-7 as of the chapter 11 filing (October 30, 2006), debt issue costs related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt.
     In accordance with the Court-approved first day motion, the Company continues to accrue and pay the interest on its Second Lien Term Loan whose principal balance is subject to compromise. Interest on unsecured prepetition debt, other than the Second Lien Term Loan, has not been accrued as provided for under the U.S. Bankruptcy Code and the requirements of SOP 90-7.
     Debtors-In-Possession (“DIP”) Financing
     In connection with the chapter 11 filings, the Debtors have entered into a Senior Secured Super-Priority Debtors In Possession Term Loan and Guaranty Agreement, dated as of October 31, 2006, by and among Dura Operating Corp. (“DOC”), as Borrower, the Company and certain subsidiaries of the Company and DOC, as Guarantors, Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, Joint Lead Arranger and Syndication Agent, and Barclays Capital (the investment banking division of Barclays Bank, PLC), as Joint Lead Arranger and Documentation Agent, and each of the Lenders party thereto (the “Term Loan DIP Agreement”). The Bankruptcy Court gave interim approval to borrow $50.0 million under this agreement. Additionally, the Debtors also entered into a Senior Secured Super-Priority Debtors In Possession Revolving Credit and Guaranty Agreement, by and among DOC, as Borrower, the Company and certain subsidiaries of the Company and DOC, as Guarantors, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, Joint Lead Arranger and Syndication Agent, and Barclays Capital (the investment banking division of Barclays Bank, PLC), as Joint Lead Arranger and Documentation Agent, and each of the Lenders party thereto (the “Revolving DIP Agreement” and together with the Term Loan DIP Agreement, the “DIP Credit Agreements”). The Bankruptcy Court approved the full DIP Credit Agreements of $300 million on November 30, 2006.
     The Term Loan DIP Agreement provides for up to $165 million term loan and up to a $20.0 million pre-funded synthetic letter of credit facility and the Revolving DIP Agreement will provide for an asset based revolving credit facility for up to $115 million, subject to borrowing base and availability terms, with a $5.0 million sublimit for letters of credit. Borrowings under the DIP Credit Agreement will be used to repay outstanding amounts and support outstanding letters of credit under DOC’s existing asset based revolving credit facility, terminated interest rate swaps liabilities, payment of certain adequate protection payments, professionals’ fees, transaction costs, fees and expenses incurred in connection with the DIP Credit Agreements, other prepetition expenses, to provide working capital and for other general corporate purposes. Obligations under the DIP Credit Agreements are secured by a lien on the assets of the Debtors (which lien will have first priority with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the Cases. The DIP Term Loan is fully funded, with a balance of $165 million as of December 31, 2006, and June 29, 2007. The outstanding balance on the DIP Revolver was $0, and $68.8 million as of December 31, 2006, and, June 29, 2007, respectively.
     In May 2007, the Debtors negotiated with their senior secured postpetition lenders (the “Postpetition Lenders”) to amend certain covenants in the DIP Credit Agreements (the “DIP Amendments”) in an effort to stabilize and enhance their liquidity position during the process of negotiating a chapter 11 plan of reorganization. The DIP Amendments adjust the applicable covenants in the DIP Credit Agreements to: (a) reduce the Debtors’ minimum monthly EBITDA performance targets for a temporary four-month period from May 2007 through August 2007; (b) combine the baskets for the Debtors’ European and other foreign affiliates (the “Non-Guarantors”) receivables factoring and sale-leaseback transactions; (c) permit the issuance of Non-Guarantor letters of credit up to $5 million; and (d) permit the Debtors to return up to $1.45 million in funds received from one of their Brazilian subsidiaries. Although no defaults are projected under the salient terms of the DIP Credit Agreements, the DIP Amendments are a proactive measure to ensure a stable environment as the Debtors prepare to exit chapter 11.
     In consideration for the negotiated covenant relief, the DIP Amendments provide for an aggregate fee of up to $300,000 to be paid to the Postpetition Lenders if all Postpetition Lenders provide timely support for the DIP Amendments. On June 28, 2007, the Bankruptcy Court entered an order authorizing and approving the DIP Amendments.
     The DIP Credit Agreements bear interest as follows: (a) in the case of borrowings under the Revolving DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 0.75% per annum or (ii) at the reserve adjusted LIBOR Rate plus 1.75% per annum; and (b) in the case of borrowings under the Term Loan DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 2.25% per annum or (ii) at the reserve adjusted LIBOR Rate plus 3.25% per annum. In addition, the DIP Credit Agreements obligate the Debtors to pay certain fees to the Lenders, as described in the DIP Credit Agreements.
     The DIP Credit Agreements contain various representations, warranties, and covenants by the Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants.
     The Debtors’ obligations under the DIP Credit Agreements may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties, or covenants made in the DIP Credit Agreements or the conversion of any of the chapter 11 filings to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.
     The DIP Credit Agreements mature on the earlier of (i) December 31, 2007; (ii) the effective date of a plan of reorganization in the Cases or (iii) termination of the commitment or acceleration of the loans as a result of an Event of Default.
     Debt in Default
     The chapter 11 filings triggered defaults on substantially all prepetition debt obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the debtors, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtors’ estate. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.
     On November 30, 2006, we fully paid off the outstanding obligations under the prepetition secured revolving credit facility in the amount of $106 million through proceeds from borrowings under the DIP Credit Agreements.
     The following borrowings represent the debt agreements which are in default, and classified as liabilities subject to compromise:
     In May 2005, we entered into senior secured credit facilities with an aggregate borrowing capacity of $325 million, consisting of a five-year $175 million asset based revolving credit facility (the “Credit Agreement”) and a six-year $150 million senior secured second lien term loan (the “Second Lien Term Loan” and together with the Credit Agreement, the “Credit Facilities”). In March 2006, we completed a $75 million upsize to our Second Lien Term Loan. In connection with the transaction, we amended both our existing $150 million Second Lien Term Loan and Credit Agreement. Debt issuance costs of $2.0 million were incurred on this transaction, resulting in net cash proceeds of $73.0 million, of which $46.3 million was used to reduce our outstanding borrowings under the Credit Agreement. No amounts are outstanding under the asset backed revolving credit facility at December 31, 2006, as any borrowings were fully paid off in November 2006 with the proceeds from the DIP Credit Agreement. The amount under the Second Lien Term Loan is included in liabilities subject to compromise.
     Interest under the Credit Facilities was based on LIBOR. The Second Lien Term Loan was due and payable in its entirety in May 2011. No amounts are currently available under the Credit Agreement as a result of our defaults, as discussed above. Our borrowings under the Credit Agreement are secured by a first priority lien on certain U.S. and Canadian assets and a 65% pledge of the stock of our foreign subsidiaries. The Credit Agreement contains various restrictive covenants, which among other things: limit indebtedness, investments, capital expenditures and certain dividends. We continue to accrue and pay the Second Lien Term loan’s interest, in accordance with an order issued by the Bankruptcy Court.
     In April 2002, we completed the offering of $350.0 million 8.625% Senior Unsecured Notes, which were due in April 2012. The interest on the 2002 Senior Unsecured Notes was payable semi-annually each April and October. Principal was payable in full in April 2012. In November 2003, we completed an additional Senior Unsecured Notes offering of $50.0 million, which was due also in April 2012. The interest on the 2003 Senior Unsecured Notes were payable semi-annually each April and October. No interest expense has been accrued for on this unsecured debt from the date of our bankruptcy filing.
     In April 1999, we completed the offering of our 9% Senior Subordinated Notes. The offering was done in two currencies; $300 million in U.S. dollars and 100 million in Euros. In June 2001, we completed an additional Senior Subordinated Notes offering of $158.5 million. All of the 9% Senior Subordinated Notes were initially payable in May 2009. The interest on the Senior Subordinated Notes was payable semi-annually each May and November. These notes are collateralized by guarantees of certain Dura subsidiaries. During the fourth quarter of 2005 we retired through purchase, Senior Subordinated Notes with an approximate face value of $49.4 million. As of December 31, 2006, the outstanding balance on these Senior Subordinated Notes was $535.6 million. Face value of the Senior Subordinated Notes consists of $409.1 million denominated in U.S. dollars and $126.5 million denominated in Euros. The Euro denominated Senior Subordinated Notes have been converted to the U.S. dollars using the exchange rate applicable to October 30, 2006, the date of our filing for bankruptcy protection, which we believe will be the allowable claim amount for such debt subject to compromise. No interest expense has been accrued for on this unsecured debt from the date of our bankruptcy filing.
     In March 1998, Dura Automotive Systems Capital Trust (the “Issuer”), a wholly owned statutory business trust of Dura, completed the offering of its Preferred Securities with total amount of $55.3 million. The Preferred Securities are currently redeemable, in whole or part, and were to be redeemed no later than March 2028. The Preferred Securities are convertible at the option of the holder into our Class A common stock at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42.875 per share. The net proceeds of the offering were used to repay outstanding indebtedness. We were required to adopt FIN 46 to variable interest entities effective December 31, 2003. The application of FIN 46 resulted in the reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority Interest — Dividends on Trust Preferred Securities, Net, are classified in the statement of operations as a component of interest expense on a gross basis, prospectively, for periods subsequent to December 31, 2003. No separate financial statements of the Issuer have been included herein. We do not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer are owned, directly or indirectly, by Dura, a reporting company under the Exchange Act; (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 7.5%

convertible subordinated debentures due March 2028 issued by Dura; and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by Dura. No interest expense has been accrued for on this unsecured debt from the date of our bankruptcy filing.
     We had outstanding interest rate swaps in the notional amount of $400.0 million that effectively converts the interest on our Senior Notes to a variable rate. As a result of filing for chapter 11 under the Bankruptcy Code on October 30, 2006, these interest rate swaps were terminated. Accordingly, in November 2006 we were requested to, and did settle these outstanding interest rate swap contracts with a liability of $12.2 million. This termination resulted in the unwinding of the hedge and resulted in a charge to income in November 2006 for this amount. These interest rate swap contracts were with various high credit quality major financial institutions and were to expire in April 2012. At their inception, we designated these contracts as fair value hedges.
     We use standby letters of credit to guarantee our performance under various contracts and arrangements. These letter of credit contracts expire annually and are usually extended on a year-to-year basis.
     As of December 31, 2006, future principal maturities of debt not subject to compromise are as follows (in thousands):

Year	Amount
2007	$169,679
2008	833
2009	833
2010	930
2011	—
Thereafter	—

$172,275

8. Income Taxes:
     The summary of income (loss) from continuing operations before income taxes and minority interest consisted of the following (in thousands):

	2006	2005	2004
United States	$(277,117)	$(27,416)	$(21,070)
Foreign	(597,266)	26,244	31,165

	$(874,383)	$(1,172)	$10,095

     The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Currently payable -
United States	$2,291	$3,358	$549
Foreign	(4,221)	16,311	17,478

	(1,930)	19,669	18,027

Deferred-
United States	62,079	(17,563)	(12,189)
Foreign	(13,629)	(1,683)	(4,474)

	48,450	(19,246)	(16,663)

	$46,520	$423	$1,364

     The 2006 to 2004 foreign tax expense was reduced by tax credits and tax holiday benefits. The 2006 and 2005 deferred tax benefit includes amounts attributable to net operating loss carryforwards, tax credits, adjustments to deferred tax assets and liabilities arising from changes in enacted tax rates in foreign jurisdictions and net future deductions that we expect to utilize against future operating income.
     A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Federal provision at statutory rates	$(306,034)	$(410)	$3,533
Valuation allowance	193,975	650	3,327
Goodwill impairment	146,281	—	—
Capital losses not benefited/(utilized)	(148)	(816)	1,055
State taxes, net of federal income tax benefit	960	(296)	(198)
Extraterritorial income exclusion benefit	72	(890)	(1,199)
Foreign provision more than U.S. tax rate	11,254	6,168	(5,065)
Research and development credits	745	(1,264)	(1,710)
Foreign tax holidays	(22)	335	(2,661)
Change in tax contingency reserve	(1,320)	(4,324)	3,609
Other	757	1,270	673

	$46,520	$423	$1,364

A summary of deferred tax assets (liabilities) is as follows (in thousands):

	December 31,
	2006	2005
Depreciation and property basis differences	$15,023	$(62,404)
Net operating loss carryforwards	175,047	125,136
Postretirement benefit obligations	23,945	20,622
Accrued interest	17,660	18,280
Accrued compensation costs	14,702	12,220
Research and development and other credit carryforwards	9,689	10,990
Facility closure and consolidation costs	3,432	1,476
Inventory valuation adjustments	7,830	6,472
Warranty and environmental costs	4,447	6,179
Capital loss carryforward	4,241	4,135
Loss contracts	1,148	846
Bad debt allowance	1,835	958
Other	14,246	(2,575)
Valuation allowance	(275,466)	(68,831)

	$17,779	$73,504

     Current and noncurrent deferred tax assets and liabilities, within the same tax jurisdiction, are offset for presentation in the consolidated balance sheets. The December 31, 2006, consolidated balance sheet includes $6.6 million and $22.1 million of current and noncurrent deferred tax assets, respectively; and $2.8 million and $8.1 million of current and noncurrent deferred tax liabilities, respectively. The December 31, 2005, consolidated balance sheet includes $18.0 million and $66.5 million of current and noncurrent deferred tax assets, respectively; and $2.6 million and $8.4 million of current and noncurrent deferred tax liabilities, respectively.
     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. During our 2006 second quarter, we recorded a valuation allowance of $90.8 million against our

U.S. deferred tax assets. Additionally, we provided, and continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets amounting to $194.2 million as of December 31, 2006. In 2006 and 2005, the valuation allowance increased by $206.6 million and $5.8 million, respectively. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested that amounted to approximately $325.6 million at December 31, 2006.
     The valuation allowance is based on our review of all available positive and negative evidence, including our past and future performance in the jurisdictions in which we operate, the market environment in which we operate, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. At December 31, 2006, management continued to believe there is overwhelming negative evidence that the related deferred tax assets would not be realized. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations.
     The net current and noncurrent U.S. deferred tax liability as of December 31, 2006, was $3.0 million. This reflects a reduction of the U.S. deferred liability (which is entirely related to the timing difference of deductible goodwill) of $31.8 million as a result of the tax benefit on a portion of the goodwill impairment charge recorded. In addition during 2003 and 2004, we recorded total losses from discontinued operations of $129.4 million related to the disposition of the Mechanical Assemblies Europe business. We have not recorded tax benefits for these losses as we believe it is more likely than not that such benefits will not be realized.
     To the extent we recognize or can reasonably support the future realization of these U.S. deferred taxes assets, the valuation allowance will be adjusted accordingly.
     We currently have $509.9 million of U.S. and foreign gross net operating loss carryforwards on which we have provided a net deferred tax benefit of $167.7 million before valuation allowance. The general time frame of the net operating loss carryforwards expiration is as follows:

	U.S.	Foreign	Valuation	Net

2007-2009	$—	$5.5	$—	$5.5
2010-2014	—	25.2	(2.0)	23.2
2015-2019	10.4	28.5	(34.7)	4.2
2020	9.0	2.0	(11.0)	—
2021	7.0	—	(7.0)	—
2023	41.1	—	(41.1)	—
2024	25.6	—	(25.6)	—
2025	46.5	—	(46.5)	—
2026	147.8	—	(147.8)	—
No expiration	—	161.3	(131.6)	29.7

	$287.4	$222.5	$(447.3)	$62.6

     In addition, we currently have $7.3 million in state net operating loss carryforwards, against which we have provide a valuation allowance of $7.3 million. These net operating loss carryforwards will expire in varying amounts over the next 20 years.
     Any current net operating loss carryforwards will be significantly impacted by our valuation and final settlement of prepetition liabilities when we emerge from chapter 11, if at all.

     We have provided deferred income tax benefits on $9.1 million of U.S. Research and Experimental credit carryforwards against which we have fully provided a valuation allowance. These carryforwards expire in the following general time periods:

Years	Amount
2015-2019	$1.0
2020-2024	8.1

$9.1

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
     During 2006 and 2005, we recognized $1.3 million and $4.3 million, respectively, of previously established tax contingency valuation reserves as a result of a change in estimated exposures due to tax planning and favorable tax audit results.
     In June 2006, the FASB issued interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). The interpretation prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the potential impact on accumulated deficit upon adoption.
9.	Segment Reporting:
     Economic and operating characteristics of our businesses have changed in 2006 from that experienced in prior years. Accordingly, at the end of 2006, we operated our business along the following two reporting segments based on products, customer base, economic and operating factors (all segment information and discussion contained herein for prior years has been recast to reflect these two business segments):
•	Automotive Segment — Designs and manufactures driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive industry. Automotive segment includes the Control Systems, the Body & Glass and the Other Operating Companies Divisions reporting units. During December 2006, the Control Systems, Body & Glass, and Other Operating Companies Divisions were combined under one chief operating officer.

•	Atwood Mobile Products Segment — Designs and manufactures appliances, hardware and engineered assemblies for the RVSV industry. In May 2007, we announced that we are exploring strategic alternatives and sales for our Atwood Mobile Products segment. Any final sales agreement requires Bankruptcy Court approval. In July 2007, DURA Automotive Systems, Inc.

entered into an asset purchase agreement with Atwood Acquisition Co., LLC for the sale of DURA’s Atwood Mobile Products division. The agreement provides for the acquisition of Atwood Mobile Products for an aggregate potential cash consideration of $160.2 million. Closing of the transaction is subject to the approval of the United States Bankruptcy Court for the District of Delaware, which has jurisdiction over DURA’s Chapter 11 reorganization proceedings; government regulatory approvals; and customary closing conditions.
     Each segment reports their results of operations, submits budgets, and makes capital expenditure requests to the chief operating decision-making group. This group consists of the President and Chief Executive Officer, the divisional Chief Operating Officers of Automotive and Atwood, the Chief Financial Officer and Vice President of Human Resources. Each business segment has a separate operational management team that are dedicated to providing vehicle components, systems and appliances to their respective customers. Our operations use similar manufacturing techniques and utilize common cost-saving tools. These techniques include continuous improvement programs designed to reduce our overall cost base and to enable us to better handle OEM and RVSV volume fluctuations.
     The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on sales and internal operating income (loss) of the segments and use a variety of ratios to measure performance. These results are not necessary indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Certain support functions for North America Automotive and Atwood Mobile Products are reflected in Other, as they are not considered by the chief operating decision-making group. Other amounts include corporate and nonallocated support and administration costs, and intercompany eliminations.
     The following table presents a summary of financial information by reportable business segment: (in thousands):

		Atwood
		Mobile
	Automotive	products	Other *	Total

2006
Net sales	$1,735,872	$364,312	$(9,418)	$2,090,766
Segment operating income (loss)**	(9,310)	18,622	(61,498)	(52,186)
Depreciation and amortization	64,789	5,689	8,347	78,825
Facility consolidation, asset impairment & other charges	673,731	4,163	6,344	684,238
Goodwill	186,997	71,316	—	258,313
Segment assets	1,710,231	174,058	(429,448)	1,454,841
Capital expenditures	76,908	1,150	6,372	84,430

2005
Net sales	1,910,864	386,667	(6,091)	2,291,440
Segment operating income (loss)**	99,571	27,461	(31,355)	95,677
Depreciation and amortization	64,704	6,065	7,494	78,263
Facility consolidation, asset impairment & other charges	10,798	520	79	11,397
Goodwill	778,836	71,316	—	850,152
Segment assets	2,131,374	191,620	(247,785)	2,075,209
Capital expenditures	55,715	2,982	5,171	63,868

2004
Net sales	2,067,230	381,791	(5,575)	2,443,446
Segment operating income (loss)**	123,926	33,129	(35,347)	121,708
Depreciation and amortization	68,099	7,207	6,763	82,069
Facility consolidation, asset impairment & other charges	12,281	9,536	—	21,817
Goodwill	827,520	71,316	—	898,836
Segment assets	2,067,763	194,256	(38,098)	2,223,921
Capital expenditures	53,372	7,532	4,168	65,072

*	Other includes all cash and cash equivalents, unallocated corporate expenses, and discontinued operations.

**	Excludes plant consolidation charges, amortization and prepetition professional fees
     The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2006		2005		2004
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets

North America	$1,098,913	$181,991	$1,333,863	$195,511	$1,477,678	$205,964
Europe	903,553	260,344	885,823	234,471	918,503	259,056
Other foreign countries	88,300	23,140	71,754	20,397	47,265	14,439

	$2,090,766	$465,475	$2,291,440	$450,379	$2,443,446	$479,459

     Revenues are attributed to geographic locations based on the location of product production and shipment.
     The following is a summary composition by product category of our revenues (in thousands):

	Years Ended December 31,
Product Category	2006	2005	2004
Driver control systems	$781,386	$786,623	$846,295
Glass systems	340,415	350,675	402,339
Seating control systems	178,432	302,849	344,032
Structural door modules	232,065	234,655	231,646
Exterior trim systems	148,418	148,517	173,212
Engineered assemblies	104,408	137,168	151,631
RVSV appliances	115,301	124,211	110,290
Other	190,341	206,742	184,001

	$2,090,766	$2,291,440	$2,443,446

     Customers that accounted for a significant portion of consolidated revenues for the following years were:

	Years Ended December 31,
	2006	2005	2004
Ford	22%	20%	19%
Volkswagen	10%	9%	8%
GM	9%	11%	12%
DCX	8%	8%	9%
Lear	6%	10%	11%
     As of December 31, 2006, 2005 and 2004, receivables from these customers represented approximately 60%, 58%, and 51% of total accounts receivable, respectively.
10.	Employee Benefit Plans:
Defined Benefit Plans and Postretirement Benefits:
     We sponsor 12 defined benefit type plans that cover certain hourly and salaried employees in the U.S., Canada and certain European countries. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have 8 postretirement medical benefit plans for certain employee groups and have recorded a liability for our estimated obligation under these plans. The tables below are based on measurement dates of September 30 for U.S. plans, and December 31 for non-U.S. plans. We’ll adjust our measurement date for all plans to December 31 in accordance with SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, in the future.
     On December 31, 2006, we adopted SFAS No. 158 which requires recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability, with future changes in the funded status recognized through other comprehensive income in the year in which they occur. Previously, under SFAS 132(R), certain intangible assets were reflected rather than charging such amounts to other comprehensive income. Intangible assets related to defined benefit and retiree medical at December 31, 2006 (before adjustment), and December 31, 2005, amounted to $2.9 million and $6.2 million, respectively. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Unrecognized prior service costs or credits, net actuarial gains or losses and net transition obligations as well as subsequent changes in the funded status are recognized as a component of accumulated comprehensive loss in stockholders’ equity. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of the new standard. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for Dura at the end of fiscal year 2006 and the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for Dura at the end of fiscal year 2007. The adoption of SFAS 158 increased total liabilities by $0.6 million and decreased total shareholders’ equity by $4.9 million, net of tax at December 31, 2006. The adoption of SFAS 158 had no impact on our consolidated results of operations.
     In accordance with the requirements of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, we recognized in 2006 curtailment expenses and special termination benefits totaling approximately $2.2 million, as a result of exit activities discussed in Note 5 to the consolidated financial statements — Facility Consolidation, Asset Impairment and Other Charges.
     The change in accounts relating to all defined pension and post retirement benefit plans due to the adoption of SFAS No. 158 is as follows (amounts in thousands):

	December 31, 2006	Effect of	December 31, 2006
	Prior to SFAS No. 158	SFAS No. 158	After SFAS No. 158
	adjustment	Adjustment	adjustment
Intangible asset	$2,877	$(2,877)	$—
Accrued pension liability	(88,724)	(627)	(89,351)
Total liabilities	(1,952,082)	(627)	(1,952,709)
Accumulated other comprehensive income	(143,634)	(4,900)	(148,534)
Total shareholder’s equity	508,227	(4,900)	503,327
Total liabilities and shareholder’s equity, excluding minority interest	$(1,443,855)	$(5,527)	$(1,449,382)
     The change in benefit obligation, plan assets and funded status for the plans related to continuing operations consisted of the following (in thousands):

	Pension Plans in Which
	Accumulated Benefits		Postretirement Benefits
	Exceed Assets		Other than Pensions
	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$160,578	$150,216	$20,258	$30,727
Service cost	2,268	2,192	669	650
Interest cost	8,223	8,288	1,072	1,341
Plan participants’ contributions	(873)	—	494	542
Amendments	—	(315)	—	(8,416)
Curtailments	130	—	(2,615)	—
Actuarial (gain)/loss	1,670	12,217	3,757	(1,479)
Benefits paid	(9,531)	(9,790)	(2,097)	(3,336)
Exchange rate changes	2,311	(2,230)	16	229

Benefit obligation at end of year	$164,776	$160,578	$21,554	$20,258

Change in Plan Assets:
Fair value of plan assets at beginning of year	$91,138	$85,568	$—	$—
Actual return on plan assets	6,931	6,058	—	—
Employer contributions	8,120	8,177	2,097	3,336
Benefits paid	(9,527)	(9,056)	(2,097)	(3,336)
Exchange rate changes	317	391	—	—

Fair value of plan assets at end of year	$96,979	$91,138	$—	$—

Change in Funded Status:
Funded status	$(67,797)	$(69,263)	$(21,554)	$(20,258)
Unrecognized actuarial loss	*	44,719	*	3,063
Unrecognized prior service cost (benefit)	*	7,770	*	(1,534)

Net amount recognized	$(67,797)	$(16,774)	$(21,554)	$(18,729)

*	Not applicable due to adoption of SFAS No. 158.
     The amounts recognized in the consolidated balance sheet are as follows (in thousands):

			Postretirement Benefits
	Pension Benefits		Other than Pensions
	Years Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005

Intangible assets	*	$7,770	*	$(1,534)
Accrued benefit liability	*	$(69,263)	*	$(17,195)
Current liabilities	(130)	*	(1,307)	*
Noncurrent liabilities	(47,797)	*	(20,247)	*
Liabilities subject to compromise	(19,870)	—	—	—
Other comprehensive income	*	44,719	*	—

Net amount recognized	$(67,797)	$(16,774)	$(21,554)	$(18,729)

*	Not applicable due to adoption of SFAS No. 158.
     Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (pre-tax) are as follows (in thousands):

			Postretirement Benefits
	Pension Benefits		Other than Pensions
	Years Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005

Prior service cost (benefit)	$4,309	*	$(1,433)	*
Net actuarial loss	43,759	*	4,348	*

Accumulated other comrehensive loss	$48,068	*	$2,915	*

*	Not applicable due to adoption of SFAS No. 158.
     The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit costs in 2007 is as follows:

	Pension	Postretirement
	Benefits	Benefits

Prior service cost (benefit)	$1,259	$(209)
Net actuarial loss	3,403	427

Total estimated 2007 amortization	$4,662	$218

     For the years ended December 31, 2006 and 2005, the accumulated benefit obligation for all defined benefit pension plans was $164.3 million and $160.1 million, respectively. As of December 31, 2006 and 2005, the accumulated benefit obligations and projected benefit obligations for all major defined benefit and postretirement medical benefit plans exceeded the plan assets.
     The components of net periodic benefit costs are as follows (in thousands):

				Postretirement Benefits
	Pension Benefits			Other than Pensions
	Years Ended December 31,			Years Ended December 31,
	2006	2005	2004	2006	2005	2004

Service cost	$2,268	$2,197	$2,344	$669	$650	$643
Interest cost	8,223	8,300	8,525	1,072	1,341	1,795
Expected return on plan assets	(6,716)	(6,677)	(6,355)	—	—	—
Amendments	—	—	1,357	—	(3,563)	(437)
Curtailment expense	2,517	—	—	(358)	—	—
Amortization of prior service benefit	1,087	1,366	2,076	(109)	(7)	(9)
Recognized actuarial loss	2,943	1,286	172	229	154	239

Net periodic benefit cost	$10,322	$6,472	$8,119	$1,503	$(1,425)	$2,231

Continuing operations	$10,322	$6,452	$7,815	$1,503	$(1,425)	$2,231
Discontinued operations	—	20	304	—	—	—

Net periodic benefit cost	$10,322	$6,472	$8,119	$1,503	$(1,425)	$2,231

     The following weighted-average assumptions were used to determine benefit obligations:

			Post-retirement Benefits
	Pension Benefits		Other than Pensions
	2006	2005	2006	2005

Discount rate	5.40%	5.28%	5.32%	5.00%
Rate of compensation increase	2.01%	1.65%	N/A	N/A

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
     The following health care cost trend rates were used to account for the plans:

	2006	2005

Health care cost trend rate assumed for next year	9.00—12.00%	9.00—13.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00—6.00%	5.00—6.00%
Year that the rate reaches the ultimate trend rate	2010—2013	2010—2013
     The following weighted-average assumptions were used to determine net periodic benefit costs:

			Post-retirement Benefits
	Pension Benefits		Other than Pensions
	2006	2005	2006	2005

Discount rate	5.25%	5.51%	5.32%	5.00%
Expected return on plan assets	7.38%	7.40%	N/A	N/A
Rate of compensation increase	2.01%	1.65%	N/A	N/A
     Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	One Percentage-Point	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$287	$(240)
Effect on the post-retirement benefit obligation	3,067	(2,383)
     Our U.S. pension plan weighted-average asset allocations at the September 30, 2006 and 2005 measurement dates were as follows:

	Pension Benefits
	2006	2005

Equity securities	62%	63%
Debt securities	37%	37%
Other	1%	—

Total	100%	100%

     The investment strategy for the U.S. defined benefit pension plans is becoming more conservative due to the cessation of accepting new participants. The focus is on diminishing the under funding of $44.5 million at December 31, 2006, and at the same time protecting the participants’ positions. Consequently, the current target investment mix is approximately 60% in equity securities and 40% in fixed income and debt securities.

     Our foreign pension plan weighted-average asset allocations at the September 30, 2006 and 2005 measurement dates were as follows:

	Pension Benefits
	2006	2005

Equity securities	64%	60%
Debt securities	32%	34%
Other	4%	6%

Total	100%	100%

     The investment strategy for the foreign defined benefit pension plans is becoming more conservative due to the cessation of accepting new participants. The focus is on diminishing the under funding of $23.3 million at December 31, 2006, and at the same time protecting the participants’ positions. Consequently, the current target investment mix is 60% in equity securities and 40% in fixed income and debt securities.
     We employ a total return on investment approach whereby a mix of equities and fixed income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of plan liabilities, plan funded status, and corporate financial condition. The investment portfolio contains a diversified blend of equity and fixed income investments. Furthermore, equity investments are diversified across U.S. and non-U.S. stocks as well as growth, value, and small and large capitalization companies. Other assets such as real estate, private equity, and hedge funds are used judiciously to enhance long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner; however, derivatives may not be used to leverage the portfolio beyond the market value of the underlying investments. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.
     We expect to contribute $10.8 million to our pension plans and $1.3 million to our postretirement medical benefit plans in 2007.
     The following table presents our projected benefit payments as of December 31, 2006 (in thousands):

Year	Pension	Post-Retirement
2007	$8,568	$1,307
2008	8,755	1,323
2009 (*)	32,931	1,340
2010	8,493	1,322
2011	8,541	1,346
Thereafter	46,829	7,176

(*)	Due to the planned closure of certain Canadian facilities, we are estimating a $25.2 million payment in 2009 for annuities regarding our Canadian Pension Plans. This $25.2 million is included in the $32.9 million amount in the above table.
Retirement Savings Plans:
     We sponsor various employee retirement savings plans that allow qualified employees to provide for their retirement on a tax-deferred basis. In accordance with the terms of the retirement savings plans, we may match certain of the participants’ contributions and/or provide employer contributions based on our performance and other factors. Our contributions totaled $4.9 million, $3.9 million, and $8.5 million during 2006, 2005, and 2004, respectively. We did not make any discretionary contribution to the U.S. savings plan in 2006.
11. Commitments and Contingencies:
Leases:
     We lease office space, manufacturing space and certain equipment under operating lease agreements which require us to pay maintenance, insurance, taxes and other expenses in addition to annual rentals. Of these lease commitments, $20.1 million are included in facility closure and consolidation costs reserves. Future annual rental commitments at December 31, 2006, under these operating leases are as follows (in thousands):

Year	Amount
2007	$17,969
2008	14,178
2009	12,461
2010	11,262
2011	9,857
Thereafter	30,724
     Operating rental expenses were approximately $32 million, $37 million and $39 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Litigation:
     We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties, including, but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and reasonably estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows; however, such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance. See Note 2 to these consolidated financial statements for further discussion.
12. Related Party Transactions:
     In November 2001, we entered into a definitive agreement to divest our Plastic Products business for total proceeds of $41.0 million. The transaction closed on January 28, 2002. Two members of our Board of Directors are members of management of an investor group, which is the general partner of the controlling shareholder of the acquiring company. We currently hold a note receivable from the acquiring company for $6.0 million of the sales proceeds as of December 31, 2006. As discussed in Note 5 to the consolidated financial statements, we have adjusted the sales proceeds to reflect the inability of the purchaser to financially meet its obligations under this note.
     During 1999, we formed Automotive Aviation Partners, LLC (“AAP”) with our former Chairman to facilitate the purchase of a corporate airplane. We owned 25% of AAP and our former Chairman owned 75%. Each party provided guarantees for their ownership percent in favor of the AAP’s lending institution; our guarantee was for $1.25 million. In 2001, we loaned $1.2 million to AAP (the “Dura Loan”) to enable it to make a principal and interest payment to the lending institution. The former chairman had personally guaranteed repayment of 75% of this loan. The Dura Loan was due and payable in October 2002. Subsequently, we established a repayment schedule with our former Chairman with respect to his guarantee. In March 2004, a wholly-owned subsidiary of Dura acquired the former Chairman’s 75% interest in AAP in exchange for nominal consideration. We have repaid the loan to

AAP’s lending institution and the former Chairman has been released from his guaranty to such lender. The former Chairman remained liable under his guaranty to Dura at December 31, 2005. The loan was paid off in January 2006.
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
     During April 2004, Onex Corporation, our controlling shareholder at that time, converted all of its remaining Class B common stock into Class A common stock, resulting in a single class of voting shares outstanding and effectively eliminated their majority voting control over our shareholder matters. As a result, during June 2004, we entered into change of control agreements (“the Agreements”) with certain key officers and directors. The Agreements provide for severance pay including incentive compensation, continuation of certain other benefits, gross-up of payments deemed to be excess parachute payments, additional years of credited service under our supplemental executive retirement plan and undiscounted lump-sum payment of the benefit due there under within ten days of the termination date, and indemnification of the individual with respect to certain matters associated with their employment by us. Change of control is defined as the accumulation by any person, entity or group of affiliated entities meeting certain levels of voting power of our voting stock or the occurrence of certain other specified events, as defined in the Agreements. The continuation of the current Agreements is subject to Bankruptcy Court approval. The Change in control benefits that would be payable under the defined changes of control, and if approved by the Bankruptcy Court, approximates $21 million at December 31, 2006.
     In connection with Dura’s acquisition of Trident Automotive plc in April 1998, Dura entered into a consulting agreement with Mr. J. Richard Jones on April 8, 1998. Mr. Jones was subsequently appointed to the Board of Directors of Dura in May 1998 and currently serves as a director. Upon the execution of the consulting agreement, Mr. Jones received a cash payment of $2.0 million in connection with the termination of Mr. Jones’ prior employment agreement with Trident, and as consideration for entering into a noncompete with Dura, Mr. Jones also received options to purchase 50,000 shares of Class A Stock at an exercise price of $38.63 per share. The consulting agreement, as amended, has a term ending on May 5, 2007, and provides that Mr. Jones is entitled to consulting payments of $300,000 per annum for the first four years of the agreement and $60,000 per annum thereafter. In addition, Mr. Jones was entitled to certain other benefits under the agreement through the first five years of the agreement, including heath care coverage, automobile and country club allowances, life insurance coverage and a lifetime annuity contract purchased by Dura. In the aggregate, Mr. Jones has subsequently received payments and other benefits under the consulting agreement through December 31, 2006 approximating $1,671,599. Mr. Jones received payments and other benefits under the consulting agreement approximating $51,309 in 2006 and $60,708 in 2005. Dura also reimburses Mr. Jones for his expenses incurred from time to time in providing consulting services to Dura.
13. Consolidating Guarantor and Non-Guarantor Financial Information:
     The following consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary and has fully and unconditionally guaranteed the Senior Subordinated Notes issued by Dura Operating Corp. (“DOC”), on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors.
     The Non-Guarantor Companies financial information represents our non United States operations.

     On October 30, 2006, the Debtors filed for chapter 11. See detailed discussion in Notes 1 and 14 of the consolidated financial statements. The Debtors condensed combined financial information in Note 14 represents our U.S and Canadian operations, while the Guarantor and Dura Operating Corporation financial information represent U.S operations only.

Dura Automotive Systems, Inc.
Consolidating Balance Sheets as of December 31, 2006
(DEBTOR-IN-POSSESSION)

	Dura		Non-
	Operating	Guarantor	Guarantor
	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)

	Assets
Current assets:
Cash and cash equivalents	$12,415	$21	$78,010	$—	$90,446
Accounts receivable, net of allowances	34,267	99,222	178,492	—	311,981
Inventories	11,875	60,794	76,698	—	149,367
Other current assets	36,726	9,102	84,426	—	130,254
Due from affiliates	217,479	30,191	30,816	(278,486)	—

Total current assets	312,762	199,330	448,442	(278,486)	682,048

Property, plant and equipment, net	54,796	105,061	305,618	—	465,475
Investment in subsidiaries	336,378	28,844	160,907	(526,129)	—
Notes receivable from affiliates	501,161	400,953	38,539	(940,653)	—
Goodwill	228,000	21,927	8,386	—	258,313
Other assets, net of accumulated amortization	13,292	12,355	23,358	—	49,005

	$1,446,389	$768,470	$985,250	$(1,745,268)	$1,454,841

	Liabilities and Stockholders’ Investment (Deficit)
Current liabilities:
Debtors-in-possession financing	$165,000	—	—	—	$165,000
Current maturities of long-term debt	2,266	—	2,413	—	4,679
Accounts payable	23,706	9,103	132,022	—	164,831
Accrued liabilities	48,002	15,826	101,001	—	164,829
Due to affiliates	58,171	178,251	42,064	(278,486)	—

Total current liabilities	297,145	203,180	277,500	(278,486)	499,339

Long-term debt, net of current maturities	—	—	2,596	—	2,596
Other noncurrent liabilities	49,652	510	65,529	—	115,691
Minority interest	—	—	5,459	—	5,459
Notes payable to affiliates	414,492	282,668	243,493	(940,653)	—

Total long-term liabilities	464,144	283,178	317,077	(940,653)	123,746

Liabilities subject to compromise	1,335,083	—	—	—	1,335,083

Stockholders’ investment (deficit), net	(649,983)	282,112	390,673	(526,129)	(503,327)

	$1,446,389	$768,470	$985,250	$(1,745,268)	$1,454,841

Dura Automotive Systems, Inc.
Consolidating Statements of Operations for the Year Ended December 31, 2006
(DEBTOR-IN-POSSESSION)

	Dura		Non-
	Operating	Guarantor	Guarantor
	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)

Revenues	$235,911	$698,793	$1,169,456	$(13,394)	$2,090,766
Cost of sales	259,064	665,043	1,090,300	(13,394)	2,001,013

Gross profit (loss)	(23,153)	33,750	79,156	—	89,753
Selling, general and administrative expenses	50,425	27,025	64,489	—	141,939
Prepetition professional fees	10,455	—	—	—	10,455
Facility consolidation, asset impairment and other charges	159,203	120,091	404,944	—	684,238
Amortization expense	223	183	(1)	—	405

Operating income (loss)	(243,459)	(113,549)	(390,276)	—	(747,284)
Interest expense, net of interest income	89,904	1,415	10,465	—	101,784
Reorganization Items	(21,927)	—	(3,388)	—	(25,315)

Income (loss) from continuing operations before provision for income taxes and minority interest	(355,290)	(114,964)	(404,129)	—	(874,383)

Provision for income taxes	71,444	(7,074)	(17,850)	—	46,520
Minority interest in non wholly owned subsidiaries / Equity in (earnings) losses of affiliates	490,033	—	30,302	(519,903)	432
Dividends from affiliates	(4,614)	—	—	4,614	—

Income (loss) from continuing operations	(912,153)	(107,890)	(416,581)	515,289	(921,335)
Cumulative effect of change in accounting principle, net	—	—	1,020	—	1,020
Income (loss) from discontinued operations, including loss on disposal	1,496	—	8,162	—	9,658

Net income (loss)	$(910,657)	$(107,890)	$(407,399)	$515,289	$(910,657)

Dura Automotive Systems, Inc.
Consolidating Statements of Cash Flows for the Year Ended December 31, 2006
(DEBTOR-IN-POSSESSION)

	Dura		Non-
	Operating	Guarantor	Guarantor
	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(912,153)	$(107,890)	$(416,581)	$515,289	$(921,335)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	10,695	18,241	49,889	—	78,825
Asset impairments	254	5,013	5,571	—	10,838
Goodwill impairment	152,527	106,846	377,554	—	636,927
Facility consolidation and other	6,422	8,232	21,819	—	36,473
Amortization of debt issue costs	4,122	—	—	—	4,122
(Gain) loss on sale of PP&E	20	(133)	(2,285)	—	(2,398)
Bad debt expense	322	155	(435)	—	42
Reorganization items	21,927	—	3,388	—	25,315
Deferred income tax provision (benefit)	59,340	—	(12,953)	—	46,387
Other non-cash	(815)	3	(443)	—	(1,255)
Equity in losses (earnings) of affiliates and minority interest	490,033	—	29,870	(519,903)	—
Changes in other operating items	57,382	(81,041)	(72,209)	—	(95,868)

Net cash provided by (used in) operating activities	(109,924)	(50,574)	(16,815)	(4,614)	(181,927)

INVESTING ACTIVITIES:
Capital expenditures, net	(12,280)	(24,484)	(47,666)	—	(84,430)
Proceeds from sale of PP&E	403	852	5,115	—	6,370

Net cash used in investing activities	(11,877)	(23,632)	(42,551)	—	(78,060)

FINANCING ACTIVITIES:
DIP borrowings	165,000	—	—	—	165,000
Net borrowings under prepetition debt	69,763	—	(902)	—	68,861
Payment on termination of interest rate swap	(12,185)	—	—	—	(12,185)
Proceeds from equity securities, net	257	—	—	—	257
Debt issue costs	(10,522)	—	—	—	(10,522)
Debt financing (to) from affiliates	(83,504)	78,881	4,623	—	—
Other, net	—	(4,614)	(98)	4,614	(98)

Net cash provided by (used in) financing activities	128,809	74,267	3,623	4,614	211,313

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	16,331	—	16,331

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	7,008	61	(39,412)	—	(32,343)
NET CASH FLOW FROM DISCONTINUED OPERATIONS
Operating activities	1,496	—	1,817	—	3,313
Investing activities	—	—	17,587	—	17,587

NET CHANGE IN CASH FLOWS FROM DISCONTINUED OPERATIONS	1,496	—	19,404	—	20,900

CASH AND CASH EQUIVALENTS:
Beginning of period	3,911	(40)	98,018	—	101,889

End of period	$12,415	$21	$78,010	$—	$90,446

Dura Automotive Systems, Inc.
Consolidating Balance Sheets as of December 31, 2005
(DEBTOR-IN-POSSESSION)

	Dura		Non-
	Operating	Guarantor	Guarantor
	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)

	Assets
Current assets:
Cash and cash equivalents	$3,911	$(40)	$98,018	$—	$101,889
Accounts receivable, net of allowances	39,630	88,508	157,891	—	286,029
Inventories	10,018	55,142	63,521	—	128,681
Other current assets	30,247	9,635	65,350	—	105,232
Due from affiliates	180,078	23,841	7,481	(211,400)	—
Current assets of discontinued operations	—	—	10,975	—	10,975

Total current assets	263,884	177,086	403,236	(211,400)	632,806

Property, plant and equipment, net	54,280	108,126	287,973	—	450,379
Investment in subsidiaries	772,942	28,799	190,777	(992,518)	—
Notes receivable from affiliates	423,553	358,908	37,724	(820,185)	—
Goodwill	380,906	128,773	340,473	—	850,152
Other assets, net of accumulated amortization	97,613	12,300	19,909	—	129,822
Noncurrent assets of discontinued operations	—	—	12,050	—	12,050

	$1,993,178	$813,992	$1,292,142	$(2,024,103)	$2,075,209

	Liabilities and Stockholders’ Investment
Current liabilities:
Accounts payable	$40,516	$73,044	$147,698	$—	$261,258
Accrued liabilities	70,481	12,138	95,534	—	178,153
Current maturities of long-term debt	2,189	—	1,284	—	3,473
Due to affiliates	26,951	179,300	5,149	(211,400)	—
Current liabilities of discontinued operations	—	—	6,771	—	6,771

Total current liabilities	140,137	264,482	256,436	(211,400)	449,655

Long-term debt, net of current maturities	1,135,875	—	4,077	—	1,139,952
Other noncurrent liabilities	83,114	672	57,027	—	140,813
Minority interest	—	—	4,864	—	4,864
Notes payable to affiliates	371,632	160,065	288,488	(820,185)	—
Noncurrent liabilities of discontinued operations	—	—	218	—	218

Total liabilities	1,730,758	425,219	611,110	(1,031,585)	1,735,502

Stockholders’ investment, net	262,420	388,773	681,032	(992,518)	339,707

	$1,993,178	$813,992	$1,292,142	$(2,024,103)	$2,075,209

Dura Automotive Systems, Inc.
Consolidating Statements of Operations for the Year Ended December 31, 2005
(DEBTOR-IN-POSSESSION)

	Dura		Non-
	Operating	Guarantor	Guarantor
	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)

Revenues	$282,854	$852,290	$1,183,911	$(27,615)	$2,291,440
Cost of sales	256,043	735,321	1,076,894	(27,615)	2,040,643

Gross profit	26,811	116,969	107,017		250,797
Selling, general and administrative expenses	61,296	30,989	62,835	—	155,120
Facility consolidation, asset impairment and other charges	1,113	4,377	5,907	—	11,397
Amortization expense	222	182	30	—	434

Operating income (loss)	(35,820)	81,421	38,245	—	83,846

Interest expense, net of interest income	88,224	2,330	9,269	—	99,823
Gain on early extinguishment of debt	14,805	—	—	—	14,805

Income from continuing operations before provision for income taxes and minority interest	(109,239)	79,091	28,976	—	(1,172)
Provision for income taxes	(55,346)	40,997	14,772	—	423
Minority interest in non wholly owned subsidiaries / Equity in (earnings) losses of affiliates	(50,116)	—	(7,553)	57,846	177
Dividends from affiliates	(5,591)	—	—	5,591	—

Income from continuing operations	1,814	38,094	21,757	(63,437)	(1,772)
Gain from discontinued operations	—	—	3,586	—	3,586

Net income	$1,814	$38,094	$25,343	$(63,437)	$1,814

Dura Automotive Systems, Inc.
Consolidating Statements of Cash Flows for the Year Ended December 31, 2005
(DEBTOR-IN-POSSESSION)

	Dura		Non-
	Operating	Guarantor	Guarantor
	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
OPERATING ACTIVITIES:
Income from continuing operations	$1,814	$38,094	$21,757	$(63,437)	$(1,772)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9,321	19,932	49,010	—	78,263
Amortization of deferred financing fees	3,889	—	—	—	3,889
Facility consolidation and other	—	3,926	4,311	—	8,237
Deferred income tax provision (benefit)	(45,694)	19,775	(1,237)	—	(27,156)
Asset impairments	759	2,401	—	—	3,160
Bad debt expense	—	1,670	186	—	1,856
Favorable settlement of environmental matters	(1,200)	(8,760)	—	—	(9,960)
Gain on early extinguishment of debt	(14,805)	—	—	—	(14,805)
Equity in losses (earnings) of affiliates and minority interests	(50,116)	—	(7,730)	57,846	—
Changes in other operating items	(8,092)	(33,625)	(20,644)	—	(62,361)

Net cash provided by (used in) operating activities	(104,124)	43,413	45,653	(5,591)	(20,649)

INVESTING ACTIVITIES:
Capital expenditures, net	(10,803)	(11,748)	(41,317)	—	(63,868)
Other	662	2,661	(833)	—	2,490

Net cash used in investing activities	(10,141)	(9,087)	(42,150)	—	(61,378)

FINANCING ACTIVITIES:
Long-term borrowings	153,285	—	—	—	153,285
Repayments of long-term borrowings	(178,129)	(3)	(1,327)	—	(179,459)
Deferred gain on termination of interest rate swap	11,374	—	—	—	11,374
Net borrowings under revolving credit facilities	17,500	—	—	—	17,500
Proceeds from exercise of stock options, net	673	—	—	—	673
Debt issue costs	(7,613)	—	—	—	(7,613)
Debt financing (to) from affiliates	118,142	(30,398)	(87,744)	—	—
Other, net	—	—	(86)	—	(86)
Dividends paid	—	(5,591)	—	5,591	—

Net cash provided by (used in) financing activities	115,232	(35,992)	(89,157)	5,591	(4,326)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	(7,942)	—	(7,942)

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	967	(1,666)	(93,596)	—	(94,295)
NET CASH FLOW FROM DISCONTINUED OPERATIONS
Operating activities	—	—	7,565	—	7,565
Investing activities	—	—	(2,949)	—	(2,949)

NET CHANGE IN CASH FLOWS FROM DISCONTINUED OPERATIONS	—	—	4,616	—	4,616

CASH AND CASH EQUIVALENTS:
Beginning of period	2,944	1,626	186,998	—	191,568

End of period	$3,911	$(40)	$98,018	$—	$101,889

Dura Automotive Systems, Inc.
Consolidating Balance Sheets as of December 31, 2004
(DEBTOR-IN-POSSESSION)

	Dura	Guarantor	Non-Guarantor
	Operating Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
Assets
Current assets:
Cash and cash equivalents	$2,944	$1,626	$186,998	$—	$191,568
Accounts receivable, net of allowances	27,455	82,504	157,164	—	267,123
Inventories	12,735	60,326	73,377	—	146,438
Current portion of derivative instruments	7,746	—	—	—	7,746
Other current assets	14,485	19,868	53,052	—	87,405
Due from affiliates	181,728	39,261	7,599	(228,588)	—
Current assets of discontinued operations	—	—	14,840	—	14,840

Total current assets	247,093	203,585	493,030	(228,588)	715,120

Property, plant and equipment, net	52,560	115,582	311,317	—	479,459
Investment in subsidiaries	761,450	28,799	74,338	(864,587)	—
Notes receivable from affiliates	384,563	235,563	26,188	(646,314)	—
Goodwill	380,907	128,773	389,155	—	898,835
Noncurrent portion of derivative instruments	10,601	—	—	—	10,601
Other assets, net of accumulated amortization	61,918	15,668	29,894	—	107,480
Noncurrent assets of discontinued operations	—	—	12,426	—	12,426

	$1,899,092	$727,970	$1,336,348	$(1,739,489)	$2,223,921

Liabilities and Stockholders’ Investment
Current liabilities:
Accounts payable	$45,103	$70,663	$150,435	$—	$266,201
Accrued liabilities	57,888	22,412	104,060	—	184,360
Current maturities of long-term debt	1,500	3	1,465	—	2,968
Due to affiliates	41,586	150,935	36,067	(228,588)	—
Current liabilities of discontinued liabilities	—	—	7,034	—	7,034

Total current liabilities	146,077	244,013	299,061	(228,588)	460,563

Long-term debt, net of current maturities	144,750	—	6,148	—	150,898
Senior unsecured notes	400,000	—	—	—	400,000
Senior subordinated notes	589,469	—	—	—	589,469
Convertible trust preferred securities	55,250	—	—	—	55,250
Senior notes — derivative instrument adjustment	18,347	—	—	—	18,347
Other noncurrent liabilities	57,083	18,453	66,172	—	141,708
Notes payable to affiliates	236,752	158,282	251,280	(646,314)	—
Noncurrent assets of discontinued operations	—	—	195	—	195

Total liabilities	1,647,728	420,748	622,856	(874,902)	1,816,430

Stockholders’ investment, net	251,364	307,222	713,492	(864,587)	407,491

	$1,899,092	$727,970	$1,336,348	$(1,739,489)	$2,223,921

Dura Automotive Systems, Inc.
Consolidating Statements of Operations for the Year Ended December 31, 2004
(DEBTOR-IN-POSSESSION)

	Dura		Non-
	Operating	Guarantor	Guarantor
	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)

Revenues	$327,516	$972,793	$1,191,973	$(48,836)	$2,443,446
Cost of sales	298,655	839,237	1,083,080	(48,836)	2,172,136

Gross profit	28,861	133,556	108,893	—	271,310
Selling, general and administrative expenses	55,379	31,111	63,112	—	149,602
Facility consolidation, asset impairment and other charges	295	17,232	4,290	—	21,817
Amortization expense	222	182	41	—	445

Operating income	(27,035)	85,031	41,450	—	99,446
Interest expense, net of interest income	71,909	6,927	10,515	—	89,351

Income from continuing operations before provision for income taxes and minority interest	(98,944)	78,104	30,935	—	10,095
Provision for income taxes	(13,533)	11,561	3,336	—	1,364
Minority interest:
In non-wholly owned subsidiaries	(92,355)	—	482	91,873	—
Dividends from affiliates	(4,899)	—	—	4,899	—

Income from continuing operations	11,843	66,543	27,117	(96,772)	8,731
Income (loss) from discontinued operations, including loss on disposal	(120)	—	3,112	—	2,992

Net income	$11,723	$66,543	$30,229	$(96,772)	$11,723

Dura Automotive Systems, Inc.
Consolidating Statements of Cash Flows for the Year Ended December 31, 2004
(DEBTOR-IN-POSSESSION)

	Dura		Non-
	Operating	Guarantor	Guarantor
	Corp.	Companies	Companies	Eliminations	Consolidated
		(Amounts in thousands)
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$11,843	$66,543	$27,117	$(96,772)	$8,731
Adjustments required to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,826	21,617	51,626	—	82,069
Asset impairments	—	7,100	—	—	7,100
Facility consolidation and other	—	10,426	4,291	—	14,717
Amortization of deferred financing fees	3,522	—	—	—	3,522
Deferred income tax provision (benefit)	750	(14,573)	(2,840)	—	(16,663)
Gain (loss) on sale of property, plant and equipment	—	1,097	332	—	1,429
Bad debt expense	—	287	(78)	—	209
Equity in losses (earnings) of affiliates and minority interest	(92,355)	—	482	91,873	—
Changes in other operating items	100,722	(36,632)	(64,868)	—	(778)

Net cash provided by operating activities	33,308	55,865	16,062	(4,899)	100,336

INVESTING ACTIVITIES:
Capital expenditures, net	(9,399)	(13,705)	(41,968)	—	(65,072)
Acquisitions, net	—	—	(13,327)	—	(13,327)

Net cash used in investing activities	(9,399)	(13,705)	(55,295)	—	(78,399)

FINANCING ACTIVITIES:
Long-term borrowings	—	—	568	—	568
Repayments of long-term borrowings	(8,897)	(37)	(10,293)	—	(19,227)
Purchase of treasury shares and other, net	(61)	—	—	—	(61)
Proceeds from exercise of stock options, net	2,353	—	—	—	2,353
Debt issue costs	(552)	—	—	—	(552)
Debt financing (to) from affiliates	(59,536)	(36,724)	96,260	—	—
Dividends paid	—	(4,899)	—	4,899	—

Net cash provided by (used in) financing activities	(66,693)	(41,660)	86,535	4,899	(16,919)

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	13,632	—	(14,350)	—	(718)

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(29,152)	500	32,952	—	4,300
CASH FLOW (USE) FROM DISCONTINUED OPERATIONS
Operating activities	(120)	—	8,256	—	8,136
Investing activities	—	—	(2,136)	—	(2,136)

NET CHANGE IN CASH FLOWS FROM DISCONTINUED OPERATIONS	(120)	—	6,120	—	6,000

CASH AND CASH EQUIVALENTS:
Beginning of period	32,216	1,126	147,926	—	181,268

End of period	$2,944	$1,626	$186,998	$—	$191,568

14. Debtors Financial Statements:
     The financial statements of the Debtors are presented as follows:
Basis of Presentation
     Condensed Combined Debtors-in-Possession Financial Statements — The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. Dura’s non-Debtor subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net income (loss) is included as “Equity income (loss) from non-Debtor subsidiaries, net of tax” in the statement of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheet. Amounts presented in the statement of cash flows for the period from the chapter 11 filings to December 31, 2006 were based upon recorded asset and liability balances as of the filing dates and actual balances as of December 31, 2006, as well as the aforementioned estimated results of operations for the period from the chapter 11 filings to December 31, 2006. The Debtor’s financial statements contained herein have been prepared in accordance with the guidance in SOP 90-7.
     Intercompany Transactions - Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions with the Debtors’ non-Debtor subsidiaries have not been eliminated in the financial statements and are reflected as intercompany receivables, loans and payables.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION BALANCE SHEET
As of December 31, 2006
(In thousands of dollars)

ASSETS:
Current Assets:
Cash and cash equivalents	$13,787
Receivables, net
Third parties	157,825
Non-Debtors subsidiaries	17,479
Inventories	78,574
Other current assets	57,956

Total Current Assets	325,621
Property, plant and equipment, net	175,730
Goodwill, net	249,927
Notes receivable from non-Debtor subsidiaries	181,657
Investments in non-Debtor subsidiaries	225,374
Other noncurrent assets	25,715

Total Assets	$1,184,024

LIABILITIES AND STOCKHOLDERS’ INVESTMENT:
Current Liabilities Not Subject to Compromise:
Debtors-in-possession financing	$165,000
Secured debt in default	2,266
Accounts payable	34,879
Accounts payable to non-Debtor subsidiaries	1,073
Accrued liabilities	76,938

Total Current Liabilities Not Subject to Compromise	280,156
Long-term Liabilities:
Notes payable to non-Debtor subsidiaries	8,539
Other noncurrent liabilities	63,573
Liabilities Subject to Compromise	1,335,083

Total Liabilities	1,687,351
Stockholders’ investment (deficit)	(503,327)

Total Liabilities and Stockholders’ Investment	$1,184,024

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
PERIOD FROM NOVEMBER 1, 2006 TO DECEMBER 31, 2006
(In thousands of dollars)

Revenues	$147,624

Cost of sales	160,496

Gross (loss) profit	(12,872)

Selling, general & administrative expenses	8,780

Facility consolidation, asset impairment and other charges	6,639

Amortization expense	68

Operating (loss) income	(28,359)

Interest expense, net	6,701

Loss before reorganization items, loss on equity investment and income taxes	(35,060)

Reorganization items	23,327

Loss before loss on equity investment and income taxes	(58,387)

Equity income from non-Debtor subsidiaries, net of tax	10,000

Provision for income taxes	8,209

Net loss	$(56,596)

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
PERIOD FROM NOVEMBER 1, 2006 TO DECEMBER 31, 2006
(In thousands of dollars)

Operating Activities:
Net loss	$(56,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and asset impairments	11,436
Reorganization items	23,327
Other	61
Change in other operating items:
Accounts receivable	(27,865)
Inventories	4,544
Other current assets	(9,762)
Noncurrent assets	8,844
Accounts payable	24,777
Accrued liabilities	24,150
Noncurrent liabilities	(21,232)
Current intercompany transactions	(10,297)

Net cash used in operating activities	(28,613)
Investing Activities:
Noncurrent intercompany transactions	(4,207)
Capital expenditures	(886)

Net cash used in investing activities	(5,093)
Financing Activities:
Debtor-in-possession borrowings	165,000
Payments on prepetition debt	(108,008)
Payment on interest rate swap loss	(12,185)
Debt issuance costs	(8,192)

Net cash provided by financing activities	36,615
Effect of exchange rate changes on cash and cash equivalents	—

Net increase in cash and cash equivalents	2,909
Cash and cash equivalents, Beginning of period	10,878

Cash and cash equivalents, Ending of period	$13,787

15. Quarterly Financial Data (Unaudited):
     The following is a condensed summary of actual quarterly results of operations for 2006 and 2005 (in thousands, except per share amounts):

				(Gain)/Loss		Basic	Diluted
				From	Net	Earnings	Earnings
		Gross	Operating	Discontinued	Income	(Loss)	(Loss)
	Revenues	Profit	Income (loss)	Operations	(Loss)	Per Share	Per Share
2006:
First	$570,925	$51,930	$12,502	$(1,865)	$(7,020)	$(0.38)	$(0.38)
Second	560,130	36,920	(3,722)	(1,080)	(131,268)	(6.96)	(6.96)
Third	475,829	1,913	(711,046)	(7,037)	(694,391)	(36.75)	(36.75)
Fourth	483,882	(1,010)	(45,018)	324	(77,978)	(4.74)	(4.74)

	$2,090,766	$89,753	$(747,284)	$(9,658)	$(910,657)

2005:
First	$606,598	$58,741	$14,994	$(1,031)	$(4,833)	$(0.26)	$(0.26)
Second	610,047	76,672	33,117	(1,019)	2,959	0.16	0.16
Third	523,280	49,499	11,875	(954)	(6,584)	(0.35)	(0.35)
Fourth	551,515	65,885	23,860	(582)	10,272	0.55	0.55

	$2,291,440	$250,797	$83,846	$(3,586)	$1,814

The 2006 quarterly results were impacted by the following transactions and events:
First quarter of 2006:
•	Effective, January 1, 2006, we adopted EITF Issue 05-05, which resulted in a favorable adjustment of $1.0 million, net of income taxes of $0.7 million. This amount is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.
Second quarter of 2006:
•	We provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets amounting to $90.8 million during the second quarter ended July 2, 2006.
Third quarter of 2006:
•	In connection with the streamlining of operations during 2006, we recorded facility consolidation, asset impairment and other charges of $671.7 million, consisting of severance and benefit related costs of $22.2 million, asset impairments of $643.5 million ($637.3 million for goodwill impairment, and $6.2 million for fixed asset impairments), and a $6.0 million adjustment to our 2001 recorded loss on the sale of our former plastic business due to financial inability of the purchaser to meet their obligations under a note we took as partial payment for the sale.

•	In September 2006, we completed the sale of Dura Automotive Systems Köhler GmbH to an entity controlled by Hannover Finanz GmbH, headquartered in Hannover, Germany. The Company received approximately $18.5 million in net cash consideration for the sale. No continuing business relationship exists between this former subsidiary and the Company. The gain recognized on the sale was approximately $7.9 million. The divestiture is part of Dura’s evaluation of strategic alternatives for select German operations, as previously announced in February 2006.
•	We settled two warranty matters with one of our customers for approximately $9.0 million for which we had previously recorded reserves in the amount of $3.6 million, which at the time, represented our estimated total exposure. Accordingly, during the third quarter of 2006, we recorded a charge of $5.4 million related to the final settlement of both warranty matters with the customer.

•	As a result of the chapter 11 filing, we incurred prepetition professional fees of $4.6 million recorded in the consolidated statement of operations during the third quarter of 2006.

•	We provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets.
Fourth quarter of 2006:
•	We incurred $7.1 million of facility consolidation, asset impairment and other charges in the fourth quarter, of which $5.9 million was related to asset impairments and $1.2 million was related to other charges.

•	On October 30, 2006, Dura and its U.S. and Canadian subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. As a result of this filing, we incurred reorganization costs of $25.3 million, and prepetition professional fees of $5.9 million recorded in the consolidated statement of operations during the fourth quarter of 2006.

•	In accordance with the Court-approved First Day Motions, the Company continues to accrue and pay the interest on its Second Lien Term Loan whose principal balance is subject to compromise. Interest on unsecured prepetition debt, other than the Second Lien Term Loan, has not been accrued as provided for under the U.S. Bankruptcy code. As of December 31, 2006, the amount of unrecorded interest on prepetition debt was approximately $15.0 million

•	We were released from certain potential warranty exposures. Accordingly, we reversed the warranty reserves to cost of sales resulting in a favorable impact of approximately $2.0 million.

•	We provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets.
The 2005 quarterly results were impacted by the following transactions and events:
     In the second quarter of 2005, we were released from a potential environmental exposure relating to a former manufacturing facility whose lease expired on that date. Accordingly, we reversed the remaining environmental exposure accrual to cost of sales resulting in a favorable $8.2 million impact in the second quarter. In the fourth quarter of 2005, cost of sales was positively impacted by certain one time operational and commercial events in the amount of $6.8 million. Additionally in the fourth quarter of 2005, net income was increased by an $18.2 million gain on the early extinguishment of debt and a $4.3 million favorable resolution of a tax matter.

16.	Subsequent Events (Unaudited):
     In April 2007, we announced that, as a continuation of our strategic restructuring initiative, we will be closing the following four manufacturing facilities: Brownstown, Indiana; Bracebridge, Ontario; Hannibal South, Missouri; and Selinsgrove, Pennsylvania. These facilities are planned to close by the end of 2007. The production at these facilities will be moved to other production facilities. Also, we announced our intention to sell our jack business, and our hinge and latch business. The proposed divestitures will include the sale of the facilities in Butler, Indiana; and Mancelona, Michigan. Any final sales agreement requires Bankruptcy Court approval.
     In May 2007, we announced that we are exploring strategic alternatives for our Atwood Mobile Products segment, including a possible sale. In July 2007, DURA Automotive Systems, Inc. entered into an asset purchase agreement with Atwood Acquisition Co., LLC for the sale of DURA’s Atwood Mobile Products division. The agreement provides for the acquisition of Atwood Mobile Products for an aggregate potential cash consideration of $160.2 million. Closing of the transaction is subject to the approval of the United States Bankruptcy Court for the District of Delaware, which has jurisdiction over DURA’s Chapter 11 reorganization proceedings; government regulatory approvals; and customary closing conditions.
     In June 2007, we notified our employees at our Barcelona, Spain, and Jacksonville, Florida, operations that we intend to close these facilities. Production will be transferred to other Dura facilities.
     In early June, the Debtors developed a proposed equity rights offering term sheet (the “Backstop Term Sheet”). The Debtors’ analysis and preliminary plan developments indicated that a significant — and fully subscribed — equity rights offering was needed to supplement exit financing and other cash sources in order to pay off senior secured and priority classes of debt and otherwise fully fund the Debtors’ exit from chapter 11. The Debtors engaged in substantive discussions with various creditor constituencies and other capital market participants and solicited proposals for a backstopped rights offering from a number of potential sources.
     On July 11, 2007, the Debtors executed the Backstop Term Sheet with the following parties: (1) investment entities affiliated with Pacificor, LLC , which have committed to undertake 75% of the Backstop Commitment; (2) investment entities affiliated with Bennett Management Corporation , which have committed to undertake 20% of the Backstop Commitment; and (3) investment entities affiliated with Wilfrid Aubrey LLC, which have committed to undertake 5% of the Backstop Commitment (collectively, the “Backstop Parties”). The Backstop Term Sheet contemplates a rights offering amount of $140 to $160 million in new cash investments in exchange for approximately 39.4% to 42.6% of the New Common Stock in the reorganized Debtors (the “Rights Offering”).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dura Automotive Systems, Inc.
          We have audited the consolidated financial statements of Dura Automotive Systems, Inc. (Debtor-in-Possession) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our reports thereon dated July 13, 2007 which includes explanatory paragraphs related to the Company’s ability to continue as a going concern and filing for chapter 11 protection under the U.S. Bankruptcy Code; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. The basic financial statements have been prepared assuming the Company will continue as a going concern; our report on page 1 includes an explanatory paragraph which indicates that there are matters that raise substantial doubt about its ability to continue as a going concern and that the Company filed for chapter 11 protection under the U.S. Bankruptcy Code.
/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
July 13, 2007

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
Schedule II: Valuation and Qualifying Accounts
Acquisition Integrations, Purchase Liabilities:
     The transactions in the purchase liabilities account recorded in conjunction with acquisitions account for the years ending December 31, 2006, 2005, and 2004 were as follows (in thousands):

	2006	2005	2004

Balance, beginning of the year	$4,485	$6,406	$8,982
Provisions	—	—	170
Adjustments	142	(201)	40
Utilizations	(44)	(1,720)	(2,786)

Balance, end of the year	$4,583	$4,485	$6,406

Facility Consolidation and Discontinued Operations:
     The transactions in the facility consolidation reserve account (including discontinued operations) for the year ending December 31, 2006, 2005, and 2004 were as follows (in thousands):

	2006	2005	2004

Balance, beginning of the year	$18,167	$21,550	$19,875
Provisions	45,818	5,499	12,904
Adjustments	(20,401)	(418)	(971)
Utilizations	(14,356)	(8,464)	(10,258)

Balance, end of the year	$29,228	$18,167	$21,550

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
     There were no changes in or disagreements with accountants on accounting and financial disclosure.

Item 9A.	Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
     As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of Dura’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). These disclosures control and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by Dura in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
     A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Status of 2005 Material Weakness
     During 2005, management determined that the processes and procedures surrounding the accounting for the current tax effects of foreign nonrecurring transactions, as well as foreign deferred income tax accounts, did not include adequate controls. These 2005 matters represented a design and operating deficiency and, based upon misstatements requiring correction to the financial statements that impacted the Income Tax Provision, Income Tax Payable and Deferred Income Tax accounts, constituted a material weakness as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that it did remediate the design of its controls related to the above matters. However, based upon misstatements requiring correction to the financial statements in 2006, concluded that additional remediation actions are still required. Therefore, we are continuing to report this previously identified material weakness and will do so until further remediation, testing and assessment is completed.
     The following actions will be undertaken by management during 2007 to address the continued material weakness identified above: (i) critical assessment of the redesigned processes and procedures for the detailed documentation and reconciliations surrounding the tax effects of nonrecurring transactions and deferred income tax accounting in our foreign tax jurisdictions to help ensure that we are able to identify and address tax accounting issues in a more timely and comprehensive manner; (ii) hiring additional tax department personnel who have the appropriate skill and knowledge background with respect to SFAS No. 109, Accounting for income taxes, SFAS No. 5, Accounting for Contingencies, and other applicable rules and regulations with respect to tax matters; and (iii) implementing additional recurring review procedures to ensure compliance with SFAS No. 109, SFAS No. 5 and other applicable rules and regulations with respect to tax matters.
     To address this material weakness until such time as management can complete the above action steps, management has determined the following additional procedures will be performed:
•	We will engage an outside professional firm to assist on a quarterly basis with the accounting for foreign deferred income taxes; and

•	The Corporate Controller will perform a detail review in conjunction with the outside professional firm of all foreign deferred income taxes on a quarterly basis.
New 2006 Material Weaknesses
     Management has determined that the following additional material weaknesses in its internal control over financial reporting existed at December 31, 2006.
Insufficient numbers of personnel having appropriate knowledge, experience and training in the application of U.S. GAAP at both the Company’s operating locations and corporate headquarters, and insufficient personnel at the Company’s corporate headquarters to provide effective oversight and review of financial transactions.
The Company’s controls over the selection and application of generally accepted accounting principles as applied in the U.S. (GAAP) are ineffective as a result of insufficient resources and technical accounting expertise within the organization to resolve accounting matters in a timely manner. Furthermore, accounting for transactions is performed across multiple locations that are not adequately staffed or are staffed with individuals that do not have the appropriate level of GAAP knowledge, resulting in non-timely completion of various accounting and financial reporting requirements. Additional personnel and oversight is needed within the Company to ensure timely completion of financial reporting requirements and to review the accounting for transactions to ensure compliance with GAAP.

Management is working toward increasing the number of qualified accounting personnel by actively recruiting additional experienced accountants to increase the knowledge of accounting and strengthen internal controls within the Company. In addition, management has committed to providing the finance staff with additional support and training in order to enable them to identify unusual or complex transactions requiring further consideration by technical accounting experts or others within the organization. To address this material weakness until such time as management can execute on the above remediation plans, management has determined the following additional procedures will be performed:
•	More transactions will be reviewed by the Corporate Controller and/or the European Finance Staff rather than at an operating location or within the Company’s shared services organization, particularly those which deviate from previously reviewed or standard terms and conditions;

•	Management will strengthen its review of the documentation supporting the accounting for transactions; and

•	External experts will be utilized, when deemed necessary, to assist in evaluating transactions as well as preparing and reviewing the appropriate supporting documentation.
Preparation, review and monitoring controls over account reconciliations and analyses did not operate effectively to ensure significant account balances were accurate and supported with appropriate underlying calculations and documentations in a timely manner.
With the significant changes in our business noted above, and the loss of several finance and accounting personnel during our fourth quarter, account reconciliations were not completed or reviewed adequately, appropriately and/or on a timely basis, resulting is significant delay in our ability to complete the preparation of our consolidated financial statements as of December 31, 2006.
As noted above, the lack of personnel contributed, among other matters, to our inability to prepare, review and monitor account reconciliations and associated analyses. We are in process of re-educating and training our current accounting personnel, and implementing standard account reconciliation processes and analyses throughout the organization. To address this material weakness until such time as the aforementioned procedures can be adequately implemented, the following additional procedures will be implemented:
•	A detailed review of significant account reconciliations and analyses will be performed by the Corporate Controller and/or the European Finance Staff rather than at an operating location or within the Company’s shared services organization; and

•	External experts will be utilized, when deemed necessary, to assist in reviewing account reconciliations and analyses.
Process controls over cash disbursements and receipts implemented in the U.S. Accounting Shared Service Center following our filing for protection under chapter 11 of the U.S. bankruptcy code did not operate effectively to ensure proper accounting for such transactions in a timely manner.
During 2006, significant changes were required within our U.S. Accounting Shared Services Center around the management of cash disbursements and receipts due to the following: (i) the majority of our North America Automotive Segment accounting operations were consolidated into the new U.S. Accounting Shared Services Center; (ii) a new enterprise resource planning system was implemented and (iii) filing for protection under chapter 11 of the U.S. bankruptcy code on October 30, 2006. We did not have appropriate or adequate personnel, processes, procedures or controls in place to adjust to all of these changes. As a result, several errors were noted by us upon attempting to manage, reconcile and track our cash disbursements and receipts post October 30, 2006, and such reconciliation and tracking process was not able to be completed on a timely basis resulting in significant delay in our ability to complete the preparation of our consolidated financial statements as of December 31, 2006. Such transactions were not timely accounted for nor were related discrepancies timely addressed and resolved.
We are in process of designing and implementing adequate, permanent processes and controls over transactions conducted in the U.S. Accounting Shared Services Center surrounding cash disbursements and receipts as required under chapter 11 purposes. To address this material weakness until such time as the aforementioned procedures can be adequately implemented, management has engaged temporary employees, and external experts with sufficient experience to monitor, account and control cash transactions in the U. S. Accounting Shared Services Center.
     Changes in internal control over financial reporting
Because of the inherent nature of the chapter 11 reorganization process, including the need to maintain existing customer and supply relationships while at the same time changing business processes and organizational structure to streamline operations, reduce administrative burden and costs, and resolve our legacy liabilities as we seek to transform our business, we must continuously adapt our control framework. As new processes are implemented and existing ones change, additional risks may arise that are not currently contemplated by our existing internal control framework. Although management will continue to monitor the chapter 11 restructuring process for control activities outside our normal control framework and seek to adapt our control framework to newly identified risks, we cannot assure we will be successful in identifying and addressing such risks in a timely manner.
     Based upon criteria established in Internal Control — Integrated Framework, the material weaknesses described above has caused management to conclude we did not maintain effective internal control over financial reporting as of December 31, 2006.
     The demands of the chapter 11 reorganization and related processes described above, will impact our ability to remediate all of the identified material weaknesses in a timely manner. However, management continues to remain focused on remediation efforts and plans to remediate as many material weaknesses in 2007 as possible. However, until such time that the remediation actions are undertaken and the material weaknesses noted above are corrected, there is continued risk of material misstatement to our interim and annual financial statements.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors
     The following sets forth information as to each director, including age as of June 30, 2007, principal occupation and employment for a minimum of the past five years, directorships in other public companies and period of service as a director of Dura.

Name	Age	Position(s)

Lawrence A. Denton	56	Chairman of the Board of Directors, President and Chief Executive Officer

Walter P. Czarnecki	63	Director

Jack K. Edwards	62	Director

James O. Futterknecht, Jr	60	Director

Yousif B. Ghafari	54	Director

J. Richard Jones	64	Director

Nick G. Preda	60	Director

Ralph R. Whitney, Jr.	72	Director
     Lawrence A. Denton, 56, joined Dura as President, Chief Executive Officer and Director in January 2003. In November 2005 Mr. Denton was also elected Chairman of the Board of Directors. From 1996 until 2002, Mr. Denton was President of Dow Automotive, a $1 billion business unit of The Dow Chemical Company. Prior to his employment at Dow Automotive, he spent 24 years with Ford Motor Company, where he held a variety of senior management positions with increasing responsibility in manufacturing, quality, sales and marketing, engineering and purchasing. Mr. Denton served as a past Chairman of the Board of the Original Equipment Suppliers Association, and serves on the boards of the Tournament Players Club of Dearborn, Kettering University, The Detroit Economic Club and Autotemp Company.
     Walter P. Czarnecki, 63, has served as a director of Dura since March 2005. During the past five years, Mr. Czarnecki has served as an Executive Vice President of Penske Corporation. Mr. Czarnecki serves as a director of Penske Corporation, a privately held transportation services company, and as a director of various privately held subsidiaries of Penske Corporation.
     Jack K. Edwards, 62, has served as a Director of Dura since December 1996. Mr. Edwards joined Cummins Engine Co., Inc. in 1972 and served as Executive Vice President and Group President — Power Generation and International from March 1996 until his retirement in June 2003.

     James O. Futterknecht, Jr., 60, has served as a Director of Dura since May 1999. Mr. Futterknecht joined Excel Industries, Inc. (“Excel”) in 1970, was Vice President-Corporate Sales from 1976 until 1984, was Vice President-Automotive Products from 1984 until 1987, was Vice President-Automotive Sales and Engineering from 1987 to 1990 and was Executive Vice President from 1990 to 1992. He was elected as President and Chief Operating Officer and was appointed as an Excel director in 1992. In 1995, he was elected to the additional offices of Chairman of the Board and Chief Executive Officer and served those offices until Dura acquired Excel in March 1999. Mr. Futterknecht is currently a Partner of Hammond, Kennedy, Whitney & Company, Inc., a New York, New York private equity firm. Mr. Futterknecht is not a director of any other public companies.
     Yousif B. Ghafari, 54, has served as a director of Dura since August 2003. Since 1982, Mr. Ghafari has served as chairman of the Ghafari Companies. The principal business of these companies is architectural, engineering, planning, management, manufacturing, and professional staffing services on a contract and full time basis.
     J. Richard Jones, 64, has served as a Director of Dura since May 1998. Prior to the acquisition of Trident Automotive plc (“Trident”) in April 1998, Mr. Jones served as Group President and Chief Executive Officer of Trident’s predecessor from June 1992 until December 1997 and as Chairman, Chief Executive Officer and Director of Trident from December 1997 until April 1998.
     Nick G. Preda, 61, has served as a Director of Dura since March 2005. Mr. Preda is currently President of Nick G. Preda & Associates, L.L.C., a company which provides financial counseling services for clients primarily in the Midwest. From June 2001 through September 2003, Mr. Preda was a Principal with BBK, Ltd., an operational and financial consulting firm working with clients primarily in the automotive and other manufacturing industries. From October 1998 through February 2001, Mr. Preda was an Executive Vice President with Bank One, N.A., where he managed various areas working primarily with large corporate domestic clients.
     Ralph R. Whitney, Jr., 72, has served as a Director of Dura since May 1999. Mr. Whitney was a director of Excel from 1983 to March 1999 and was Chairman of the Board of Excel from 1983 to 1985. Mr. Whitney is currently the Chairman of Hammond, Kennedy, Whitney & Company, Inc., a New York, New York private equity firm, and has been a principal since 1971. Mr. Whitney is also a director of Relm Communications, Inc., First Internet Bank, and Baldwin Technology Company, Inc.
Executive Officers
     The following sets forth information as to each executive officer, including age as of June 30, 2007, and employment history for the past five years:

Name	Age	Position(s)

Lawrence A. Denton	56	Chairman of the Board of Directors, President and Chief Executive Officer

David L. Harbert	64	Vice President, Chief Financial Officer and Treasurer

Theresa L. Skotak	49	Vice President

Timothy C. Stephens	46	Vice President and President — Atwood Mobile Products Division

John J. Knappenberger	60	Vice President

David T. Szczupak	51	Chief Operating Officer — Automotive Division

     Lawrence A. Denton joined Dura as President and Chief Executive Officer in January 2003 and was elected Chairman in November 2005. From 1996 until 2002, Mr. Denton was President of Dow Automotive, a $1.3 billion business unit of The Dow Chemical Company. Prior to that, he spent 24 years with Ford, where he held a variety of senior management positions with increasing responsibility in manufacturing, quality, sales and marketing, engineering and purchasing. Mr. Denton is also currently a member of the Board of Directors of the Original Equipment Suppliers Association, Tournament Players Club of Dearborn, Kettering University, the Detroit Economic Club and Autotemp Company.
     David L. Harbert joined Dura as Vice President Chief Financial Officer in December 2006. Mr. Harbert has been a partner of Tatum CFO Partners, LLP, a professional services firm, since 2004. As a Tatum partner, Mr. Harbert has served as Interim Chief Financial Officer for: (i) Ensesco Group, Inc., a leading distributor of giftware, and home and garden decor products; (ii) Truck Bodies & Equipment International, a manufacturer of truck dump bodies and hoists; (iii) Wausau Financial Systems, Inc., a provider of enterprise transaction processing solutions for financial institutions; and (iv) CCC Information Services Group, Inc., a supplier of advanced software, communications systems and internet technology solutions to the automotive collision repair market. Prior to joining Tatum, Mr. Harbert served as a Chief Financial Officer and Chief Operations Officer for three Citigroup Venture Capital “CVC” Portfolio Companies over a nine year period (FastenTech, Paper-Pak Products and Delco Remy International). He was also Chief Financial Officer of Applied Power, Inc, Vice President Chief Financial Officer of SSA, Inc., Chief Financial Officer of Tenneco Automotive, and Controller for GenCorp.
     Theresa L. Skotak has served as Vice President since May 2002. From March 1999 until May 2002 Ms. Skotak served as Director of Corporate Human Resources and from April 1997 until March 1999, Ms. Skotak served as Director of Human Resources for Excel. Prior to that Ms. Skotak was the Director of Human Resources, N.A. for the Assembly and Test Division of Lucas Industries.
     Timothy C. Stephens assumed the role of Vice President of Dura and President of its Atwood Mobile Products Division in February 2006. Mr. Stephens has been with Dura for the last 17 years serving in various management and manufacturing positions throughout Dura’s worldwide operations, lastly as Vice President of the Shifter Cable Business Unit.
     John J. Knappenberger has served as Vice President of Administration of Dura since December 1995 and is currently responsible for Purchasing, and Information Technology. Prior to joining Dura, Mr. Knappenberger was Director of Quality for Carrier Corporation’s North American Operations, manufacturers of heating and air conditioning systems, from February 1992. From 1985 to 1991, Mr. Knappenberger was employed by TRW, a supplier of components to the automotive industry, beginning as Director of Quality in 1985 for the Steering and Suspension Division and becoming Vice President, Quality for the Automotive Sector in 1990.
     David T. Szczupak joined Dura as Chief Operating Officer in December 2006. Prior to joining Dura, Mr. Szczupak, spent the last 16 years at the Ford Motor Company, serving most recently as Group Vice President, Manufacturing from 2005 to 2006, and as Vice President, Powertrain Operations, from 2001 to 2005. Mr. Szczupak joined Ford in 1990 as chief engineer of Jaguar Cars, following Ford’s acquisition of Jaguar. Mr. Szczupak is a past member of the Volvo Cars Board of Directors and the Mazda Advisory Board, and past Chairman of the SAE Global Powertrain Congress 2005.
     There are no family relationships between any of Dura’s executive officers or directors.

Codes of Conduct
     The Board of Directors has adopted a Conflict of Interest and Code of Conduct Policy applicable to all directors, officers, employees and agents of Dura. Dura operates its worldwide business in accordance with the highest ethical standards and relevant laws. The Company places the highest value on the integrity of each of its employees. Dura’s corporate culture demands not only legal compliance, but also responsible and ethical behavior.
     The Board of Directors has also adopted a Code of Ethics for Senior Financial Employees applicable to Dura’s Chief Executive Officer, Chief Financial Officer and all senior financial employees. The Code of Ethics for Senior Financial Employees is designed to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure in Dura’s periodic reports filed with the SEC; compliance with laws; prompt internal reporting of violations of the code; and accountability for adherence to the code.
     The Conflict of Interest and Code of Conduct Policy and the Code of Ethics for Senior Financial Employees are available on Dura’s website at www.duraauto.com. Dura intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provisions of the Code of Ethics for Senior Financial Employees by posting such information on Dura’s website at www.duraauto.com.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires Dura’s officers, directors and persons who beneficially own more than ten percent of a registered class of Dura’s equity securities to file reports of securities ownership and changes in such ownership with the SEC. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the SEC to furnish Dura with copies of all Section 16(a) forms they file.
     Based solely upon a review of the copies of such forms furnished to Dura, or written representations that no Form 5 filings were required, Dura believes that during the period from January 1, 2006 through December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Szczupak’s initial Form 3 was filed four days late and a Form 4 reporting the sale of stock by Mr. Whitney was filed approximately one week late.
Procedures to Recommend Nominees to the Board
     There have no changes in the procedures for security holders to recommend nominees to our Board from those set out in our Proxy Statement dated April 13, 2006.
Audit Committee and Audit Committee Financial Expert
     Our Board has a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act to oversee our accounting and financial reporting processes and the audits of our financial statements. All members of our Audit Committee are non-management directors who meet the independence requirements of Nasdaq Rule 4200(a)(15). The current members of the Audit Committee of the Board of Directors consists of Nick G. Preda (Chairman), James O. Futterknecht, Jr. and Ralph R. Whitney, Jr. The Board of Directors has determined that Messrs. Preda and Futterknecht are qualified as “audit committee financial experts” as that term is defined in the rules of the SEC.

Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
     This Compensation Discussion and Analysis describes the Company’s executive compensation plans and programs and provides material information relating to the compensation of the named executive officers identified in the Summary Compensation Table.
Recent Company History
     To fully appreciate the Company’s executive compensation philosophy and the compensation decisions made in 2006, it is essential to understand the Company’s business circumstances over the last year, most notably its bankruptcy filing in October 2006.
     On October 30, 2006, Dura filed for chapter 11 bankruptcy protection. North American production cutbacks by U.S. auto manufacturers and the rising costs for raw materials such as steel were the primary reasons for the filing. The bankruptcy filing covers Dura’s U.S. and Canadian operations.
     As it operates under chapter 11 bankruptcy protection, the Company’s primary objective is twofold: (i) the achievement of critical operational goals, and (ii) the development of a plan of reorganization that will enable the Company to emerge as a healthy going concern. The Company believes that to achieve these goals it must motivate and reward a core group of highly experienced key employees, including its named executive officers, through the implementation of market-competitive compensation plans and programs which are described in detail below.
     Since the beginning of 2006, the Company has experienced a number of changes to the composition of its executive officers. The Company’s current executive officers include Messrs. Lawrence A. Denton, David L. Harbert, Timothy C. Stephens, David T. Szczupak, John J. Knappenberger and Ms. Theresa L. Skotak. Mr. Harbert was appointed Vice President Chief Financial Officer on December 20, 2006. Mr. Szczupak became Chief Operating Officer on December 8, 2006. Mr. Stephens became an executive officer of the Company in February 2006 upon being promoted to the position of Vice President and President—Atwood Mobile Products Division. Mr. Jurgen von Heyden, our former Vice President, ceased to be an executive officer on October 19, 2006. Mr. Keith R. Marchiando, our former Chief Financial Officer, and Mr. Milton D. Kniss, our former Executive Vice President, each terminated employment in February 2007. In accordance with applicable SEC rules, three of our former executive officers, Messrs. Keith Marchiando, Milton Kniss, and Jurgen von Heyden, are included in the Summary Compensation Table and information with respect to their compensation for 2006 is discussed in this section.
General Compensation Philosophy
     The objectives of the Company’s executive compensation program are to pay for performance and to attract, retain, and motivate talented executives who can assist in the Company’s achievement of its business goals by delivering high-level performance. The Company’s executive compensation program has been designed to meet these objectives by linking each executive officer’s financial rewards to the accomplishment of annual and long-term performance goals. Consequently, while executives share in the success of the Company as a whole, they are adversely affected by poor Company performance, thereby aligning their financial interests with those of the Company’s stockholders. The Company’s compensation objectives include:
•	Attracting and retaining the best possible executive talent;

•	Motivating executive officers to achieve the Company’s performance objectives;

•	Rewarding individual performance and contributions; and

•	Linking the financial interests of executives and stockholders.
The Company’s focus on performance-based compensation is illustrated by the fact that a substantial portion of the compensation awarded to the executive officers is contingent upon the Company’s business results, as follows:
•	Periodic cash incentive payments are made under the Company’s Key Management Incentive Plan only if the Company makes progress toward achieving certain pre-determined milestones tied to its “50-cubed” restructuring plan.

•	Long-term equity incentive compensation (restricted stock units, stock options and performance shares) is directly tied to the Company’s share performance.
For 2007, the executive officers will have an opportunity to earn a cash bonus under the Annual Bonus Plan that is contingent on the Company’s achievement of a target level of earnings before interest, taxes, depreciation, and amortization (EBITDA)
Market Data and Peer Group
     To successfully recruit and retain top-performing talent, Dura provides its executive officers with compensation that is competitive with the market. In determining 2006 compensation levels, management and the Compensation Committee considered market data provided by Hewitt Associates LLC. This market data was derived from Hewitt’s Total Compensation Measurement™ (TCM™) database covering 163 companies across a wide spectrum of industries with revenues between $1 billion and $6 billion. The median revenue for this group of 163 companies was $2.5 billion similar to Dura’s 2006 revenues of $2.2 billion. The market data was size adjusted using a regression in order to take into account the revenue scope of Dura relative to these 163 companies.
Executive Compensation Components
     To achieve its executive compensation objectives, the Company’s executive compensation program is comprised of the following five components:
•	Base salary;

•	Annual bonus;

•	Key management incentive bonus;

•	Long-term equity incentive compensation; and

•	Executive retirement benefits, severance benefits, and perquisites.
     The combination of both cash compensation and equity-based compensation is intended to encourage and reward near-term objectives, such as financial performance, and Dura’s long-term goals, such as the achievement of critical operational goals and the development of a plan of reorganization that will enable the Company to emerge from bankruptcy as a healthy going concern. Payments to the named executive officers, under the plans and programs described below (other than base salary), are subject to approval of the Bankruptcy Court.
Salary
     Dura provides base salaries to its named executive officers for services rendered during the year. In general, the base salaries of Dura’s named executive officers are targeted at the 50th percentile of similar positions in our peer group. The Compensation Committee periodically reviews compensation data from outside consultants, available survey information, and data from companies of comparable size and performance in determining comparable salary rates. In addition, the Compensation Committee takes into consideration recommendations from the Chief Executive Officer and each named executive officer’s performance during the prior year in adjusting base salary levels. Overall, base salary levels for the executive officers are below the market median.
     The Compensation Committee determined, in August of 2006, that base salary levels for Mr. Denton and Mr. Marchiando were below the market median. Mr. Denton informed the Compensation Committee that he did not believe it was appropriate to increase his base salary and requested it to remain at the same level. Mr. Marchiando’s base salary was raised from $300,000 to $378,000 to reflect Mr. Marchiando’s role and responsibility in assisting Dura in implementing its “50-cubed” restructuring plan. Messrs. Kniss’, Knappenberger’s, and Ms. Skotak’s base salary levels remained constant during 2006. Dura Holding Germany GmbH and Mr. von Heyden entered into an employment agreement on February 16, 2006. Mr. von Heyden’s base salary under the agreement was $476,748, an increase from his previous base salary of $442,620. Mr. Harbert commenced employment with Dura on December 9, 2006.
Short-Term Incentives
     Consistent with the Company’s pay-for-performance philosophy, key management employees, including named executive officers, may be provided with annual opportunities to earn cash awards. Under the Company’s Annual Bonus Plan, Dura provides annual cash awards that are payable if Dura meets or exceeds certain predetermined goals established and approved by the Compensation Committee. The Annual Bonus Plan is designed to focus the attention of participants on results which will directly affect the Company’s success, and to share this success by providing significant financial rewards to those key individuals who make major contributions towards meeting the Company’s short-term goals.
     Under Dura’s Annual Bonus Plan, the Compensation Committee establishes a target award opportunity for each named executive officer expressed as a percentage of salary. The target award opportunity is paid if certain predetermined performance goals are met. The target award opportunity is 100% of base salary for Mr. Denton and 60% of base salary for the other named executive officers. Before the end of the first quarter of each calendar year, the Compensation Committee establishes objective performance factors to be achieved by Dura. Such performance factors may include revenue targets, share performance, debt reduction, growth in business or other financial or operational objectives. In some cases, the bonus is payable only if certain minimum performance goals are achieved.
     In order to compensate the named executive officers for their individual performance, the Annual Bonus Plan also provides for an individual performance factor which modifies the payout under the plan. The individual performance factor helps to establish a clear link between a named executive officer’s contributions to the success of the Company and his or her annual bonus payment. Individual performance factors vary from year to year and include items such as achieving quality targets, cost savings, process improvements and internal and external customer satisfaction. The individual performance factor for named executive officers other than the Chief Executive Officer is recommended to the Compensation Committee by the Chief Executive Officer. The Chief Executive Officer’s individual performance factor is determined by the Compensation Committee.
     The amount paid to an executive officer under the Annual Bonus Plan can be greater or less than the target award opportunity, depending on the results of the Company and individual performance for the year.
     For 2006, the Compensation Committee did not set performance goals under the Annual Bonus Plan and no cash bonuses were paid to the named executive officers under this plan. The Compensation Committee instead awarded performance shares to the named executive officers, which are described below. For 2007, the performance goal established by the Compensation Committee is the achievement of $80 million in EBITDA for a 100% payment. No amount is payable unless the Company achieves EBITDA of at least $60 million.

Key Management Incentive Plan
     In an effort to motivate the executive officers to achieve the Company’s “50-cubed” operational restructuring plan, the Compensation Committee approved the Key Management Incentive Plan (the “KMIP”) in August 2006. The KMIP is a performance-based, midterm bonus plan that rewards participants for the achievement of predetermined performance goals. The determination of awards and interim awards are determined by the Compensation Committee and are based on the progress in achieving the plan’s goals.
     The KMIP, as originally conceived and administered, provided incentive payments focused solely on completing the contemplated 50-Cubed Plan and other operational restructuring initiatives on time and at or below budget. The KMIP was intended to ensure that senior management participants (the “Tier I KMIP Participants”) and approximately fifty non-senior management participants (the “Tier II KMIP Participants”) who are primarily responsible for implementing the Debtors’ operational restructuring objectives, remain highly motivated and dedicated towards achieving the Debtors’ various restructuring goals.
     The KMIP, in conjunction with the Annual Bonus Plan, is intended to provide a market-competitive, performance-based compensation opportunity to motivate key employees to focus on key strategic objectives. Payments under the KMIP are subject to Bankruptcy Court approval.
     The Compensation Committee initially established the following performance measures and related goals under the KMIP:
•	Moving 2,000 positions from current facilities to best-in-cost facilities by December 31, 2007;

•	Achieving the “50-cubed” operational restructuring plan for a total cost not exceeding $100 million (including cash expenses and capital expenditures);

•	Right-sizing the fixed employee base by eliminating at least 510 indirect employee positions; and

•	Achieving personal goals that support the above three objectives.
     The Company believed that the achievement of these goals will permit the Company to meet its restructuring objectives, enhance its ability to preserve the value of Company assets, and set the groundwork to emerge from bankruptcy as a financially healthy company going forward.
     Prior to the start of the performance period, the Compensation Committee determined the maximum incentive award opportunity, per year of the plan, for each participant. The maximum award for each named executive officer who is a participant in the KMIP is set forth in the table below.

Percentage of Pay
(Per Year of the Plan)	Denton	Marchiando	Skotak
Maximum	100%	70%	70%
     The maximum award opportunity shown above for Mr. Denton, Mr. Marchiando, and Ms. Skotak is a percentage of the sum of their respective base salary and target annual bonus. Given Mr. Harbert’s role as the Company’s Vice President Chief Financial Officer, the Compensation Committee has not set a maximum incentive award. Instead, the amount of his award under the KMIP is subject to the Chief Executive Officer’s recommendation and the Compensation Committee’s approval. The Company anticipates that awards paid to Mr. Harbert under the KMIP will be significantly less than the maximum award that may be paid to Mr. Denton or Ms. Skotak. Mr. Marchiando’s employment terminated in February 2007, and he will not receive any additional payments under the KMIP.
The performance period under the KMIP began on August 21, 2006, and is scheduled to end on December 31, 2007. The KMIP does not specify fixed dates upon which incentive awards will be paid. Rather, the KMIP permits the Compensation Committee to periodically evaluate the extent to which progress has been made towards achievement of the predefined goals and to determine an appropriate incentive award payout. This approach has been adopted in order to motivate and reward meaningful and measurable progress towards the performance goals.
     In September 2006, the Compensation Committee evaluated the progress towards the achievement of goals under the KMIP and determined that approximately 14% of the objectives had been achieved to date. Based on this achievement level, as well as individual achievement of performance goals, the Compensation Committee approved interim payments to Mr. Denton, Mr. Marchiando and Ms. Skotak in the amount of $307,192, $80,637, and $59,135, respectively. Mr. Harbert did not receive a payment under the KMIP in 2006 as his employment with the Company did not commence until December 2006.
     On February 21, 2007, the Bankruptcy Court entered an order authorizing the payment of certain interim payments approved by Dura’s Compensation Committee of the Board of Directors to the Tier II KMIP Participants in an aggregate amount of approximately $440,000. On May 8, 2007, the Bankruptcy Court entered an order authorizing certain interim payments approved by Dura’s Compensation Committee of the Board of Directors to (i) the Tier II KMIP Participants in the aggregate amount of $553,793, for accomplishments made during the January 1 to March 31, 2007, timeframe; and (ii) the Tier I KMIP Participants in the aggregate amount of $1,212,970, for accomplishments made during the September 25 to December 31, 2006, and the January 1 to March 31, 2007 timeframes.
     In April 2007, the Debtors revised the KMIP (the “Revised KMIP”) to take into account the evolving facts and circumstances of the chapter 11 Cases, and in particular the development of the 2007 and 2008 operating forecast and five year business plan, including specific incentives for achieving two other goals: (i) meeting certain business-performance criteria; and (ii) expeditiously exiting the bankruptcy. The terms of the Revised KMIP are:
•	Tier II KMIP Participants: Quarterly payments based on demonstrated progress in the three remaining relevant original KMIP metrics:
•	Moving production for 2,000 positions to “best in cost” and LCC facilities by December 31, 2007;

•	Completing the 50-Cubed Plan at or under budget (approximately $100 million); and

•	Achieving personal goals as set by each participant’s manager in support of the above two activities.
•	Tier I KMIP Participants. Three payments were to be made to Tier I KMIP Participants:
•	Incentive Payment No. 1: 25% of remaining KMIP bonus payments (or approximately $505,267) upon the delivery of the Business Plan to the Creditors’ Committee and Second Lien Committee (the “Business Plan Metric Payment”);

•	Incentive Payment No. 2: 25% of remaining KMIP bonus payments upon the filing of a chapter 11 plan of reorganization and disclosure statement with the Bankruptcy Court (the “Plan of Reorganization Metric Payment”); and

•	Final Payment: 50% of remaining KMIP bonus payments upon the earlier of: (a) December 31, 2007; and (b) the confirmation of a chapter 11 plan of reorganization, subject to certain trailing 2007 EBITDA targets (the “EBITDA Target Payment”).
     On June 1, 2007, the Bankruptcy Court entered an order authorizing the Debtors to make payments to (i) the Tier II KMIP Participants based on the three remaining relevant original KMIP metrics without further notice; and (ii) 50% of the EBITDA Target Payments to the Tier I KMIP Participants upon the earlier of (a) December 31, 2007; and (b) the confirmation of a chapter 11 plan of reorganizations subject to certain trailing 2007 EBITDA targets (measured beginning April 1, 2007), pursuant to the Revised KMIP metrics. On June 28, 2007, the Bankruptcy Court entered an order authorizing the Debtors to make the Business Plan Metric Payment to the Tier I KMIP Participants.
Long-Term Equity Incentives
     The use of long-term equity incentives is designed to promote long-term value for stockholders as well as to increase employee retention and stock ownership. Long-term equity incentives consist of awards granted under the 1998 Stock Incentive Plan (the “Stock Plan”) which is administered by the Compensation Committee. Executives may also increase their equity interest in the Company by participating in the Deferred Income Leadership Stock Purchase Plan.
     The Compensation Committee believes the Stock Plan aligns management’s long-term interests with stockholder interests, as the ultimate compensation is based upon Dura’s stock performance. The Compensation Committee also believes the Stock Plan is a cost-effective method of providing key management with long-term compensation. The Compensation Committee approves the employees who participate in the Stock Plan based upon recommendations by the Chairman of the Board of Directors and the Chief Executive Officer. Under the Stock Plan, the Compensation Committee may grant stock options or stock purchase rights or may make performance awards. Options are granted at an exercise price equal to Dura’s Class A Common Stock price on the date the options are granted and generally vest over a four year period. The Compensation Committee did not grant options to any named executive officers in 2006.
     As part of an effort to motivate the key executives to strengthen the financial health of Dura, the Compensation Committee awarded the named executive officers with performance shares under the Stock Plan. The number of performance shares that can be earned by each named executive officer is set forth below.

Number of
Performance Shares	Denton	Marchiando	Kniss	von Heyden	Skotak	Knappenberger
Maximum	500,000	200,000	200,000	200,000	200,000	200,000
     The performance shares will be settled in Class A Common Stock on the last day of the month in which the performance goal is satisfied. The performance goal is the completion of a material improvement in the Company’s consolidated balance sheet, as determined by the Compensation Committee. The performance period began on May 31, 2006, and ends on the earlier of the date that the Compensation Committee determines that the performance goal has been met or two years from the commencement of the performance period. If the performance goal is not met by May 31, 2008, then no performance shares will be paid to the executive officers. As of December 31, 2006, the performance goal had not been attained by the Company; therefore, no performance shares were earned by any executive officers.

     The Company also provides executives with the opportunity to increase their equity interest in the Company through its Deferred Income Leadership Purchase Plan (the “Deferred Stock Plan”). The Company established the Deferred Stock Plan to provide key employees of Dura with the opportunity to increase their equity interest in the Company, to attract and retain highly qualified key employees, and to align their interests with the interests of shareholders. To achieve these purposes, the plan permits eligible participants to defer and invest all or part of his or her Annual Bonus Plan award in restricted stock units equivalent to shares of Class A Common Stock of the Company. The number of restricted stock units credited to a participant’s account is equal to the amount deferred divided by the fair market value of a share of Company common stock on the date on which the bonus otherwise would have been paid. The Company provides participants with additional credits to their accounts equal to one-third of the participant’s deferred shares. The restricted stock units based on the participant’s bonus deferrals are 100% vested at all times. The restricted stock units attributable to Company contributions become 100% vested on the first day of the third plan year following the date such restricted stock units are credited to the participant’s account. Restricted stock units are distributed in a lump sum or in installment payments, in the form of a stock certificate, on the date elected by the participant. No amounts were credited to the Deferred Stock Plan in 2006 on behalf of the named executive officers.
     Although the Company provides its executive officers with long-term equity incentives, the actual award opportunity realized by the executive officers is less meaningful than in prior years given the current low share price and the possibility that such shares will be canceled upon the Company’s emergence from bankruptcy.
Executive Benefits and Perquisites
     As part of a competitive total compensation program, Dura provides its named executive officers with supplemental retirement benefits and a limited amount of perquisites. In addition, the Company’s named executive officers have the opportunity to participate in a number of benefit programs that are generally available to all salaried employees, such as health, disability and life insurance.
Executive Retirement Benefits
     The Dura Automotive Systems, Inc. 2003 Supplemental Executive Retirement Plan (the “SERP”) is a nonqualified deferred compensation plan that supplements retirement income benefits provided to named executive officers under the Company’s qualified retirement plans. The SERP is part of Dura’s competitive executive compensation program and serves to attract and retain top-performing talent. The SERP provides annual benefits of up to 26% of the participant’s final average annual compensation. As of December 31, 2006, only Messrs. Denton, Knappenberger and Kniss were vested under the terms of the SERP.
     Mr. Kniss and Ms. Skotak have also accrued benefits under the Dura Master Pension Plan (the “Master Plan”). Mr. Kniss’ benefit is determined under the rules of the Master Plan that apply to participants in the former Dura Automotive Systems, Inc. Salaried Employees’ Retirement Plan. Compensation he received and service he earned after March 31, 1996, do not increase his accrued benefit under the Master Plan. Ms. Skotak’s benefit is determined under the rules of the Master Plan that apply to participants in the former Dura Cash Balance Retirement Plan for Salaried Employees. No benefit service credits have been made to her account since December 31, 1999. Interest credits are added to her account annually.
     Dura maintains the Dura Automotive Systems Safe Harbor Plan under which all salaried employees, including the named executive officers, may make 401(k) salary deferral contributions. Under this plan, Dura makes a matching contribution of 100% on the first 3% of compensation that a participant elects to defer, and 50% on the next 2% of compensation deferred. Participants are fully vested in their matching contributions.

     Dura also maintains the Dura Automotive Systems, Inc. Non-qualified Plan. This plan is an unfunded, non-qualified deferred compensation plan that allows eligible participants to defer up to 80% of their compensation and 100% of their annual bonus into the plan. Earnings are credited on each participant’s account based on investment vehicles similar to those offered under the Dura Automotive Systems Safe Harbor Plan. The Company does not make any contributions to this plan. None of the named executive officers deferred compensation into this plan during 2006.
     Dura agreed to provide Mr. von Heyden with a retirement pension as part of his employment agreement. Mr. von Heyden’s pension agreement is described below under “Narrative to the Summary Compensation Table and Grants of Plan-Based Awards Table — Employment Agreements — Jurgen von Heyden.”
Executive Perquisites
     The Company provides a limited amount of perquisites to its named executive officers through the Dura Executive Flexible Perquisite Program (the “Flexible Perk Program”). The Flexible Perk Program is designed to provide designated individuals the opportunity to use a perquisite allowance for personal benefits which have the most value to the executive. Executive officers receive an annual allowance under the Flexible Perk Program which may be used for, among other things, Company automobile, life insurance, tuition reimbursement, financial and tax planning, health club, and executive physicals. The amount of the allowance is based on the executive’s position and ranges from $22,000 to $44,000. Unused amounts are not carried over to future years, but 50% of such unused amounts are used to pay federal income taxes.
Severance and Change-in-Control Benefits
     The Company provides certain of its named executive officers with severance benefits in the event of termination of employment or a change in control of the Company. Messrs. Denton’s, Harbert’s, Marchiando’s, Kniss’, Knappenberger’s, von Heyden’s, and Ms. Skotak’s severance benefits, which are set forth in their respective employment or Change of Control Agreement, if any, are described in more detail in the Other Potential Post-Employment Payments section.
     The Company maintains Change of Control Agreements with Messrs. Denton, Kniss, Marchiando, Knappenberger, and Ms. Skotak that are intended to provide for continuity of management in the event of a Change in Control of the Company, as well as to provide externally competitive compensation programs to the Company’s named executive officers. The agreements provide for protection in the form of severance and other benefits to such executives in the event of termination of employment within six months preceding (in contemplation of a Change in Control) or two years following a Change in Control: (a) by Dura for a reason other than “Cause,” disability, or death, or (b) by the executive, after a reduction in compensation or a mandatory relocation or after the executive determines in good faith that his or her ability to carry out his or her responsibilities has been substantially impaired. Mr. Marchiando’s and Mr. Kniss’ Change of Control Agreements terminated when their employment terminated in February 2007.
Stock Ownership Guidelines
     The Compensation Committee and the Board of Directors have approved stock ownership guidelines that apply to designated employees, including executive officers. The guidelines are based on the employee’s position with the Company. The Chief Executive Officer is expected to own at least 150,000 shares, and other executive officers are expected to own at least 50,000 shares. Any employee who has not met the minimum guidelines is required to allocate a minimum of 10% of his or her annual bonus to purchase stock either on the open market, through the Company’s Employee Stock Discount Purchase Plan (which was frozen as of September 30, 2006) or through the Deferred Income Leadership Stock Purchase Plan. An officer is expected to purchase stock equal to 5% of the annual bonus, regardless of his or her stock ownership level. Due to the ongoing bankruptcy proceeding, the Company is not currently enforcing the stock ownership guidelines.

Section 162(m) of the Internal Revenue Code
     The income tax laws of the United States limit the amount the Company may deduct for compensation paid to the Company’s named executive officers. Certain compensation that qualifies as “performance-based” under IRS guidelines is not subject to this limit. Stock options granted under the Company’s Stock Plan are designed to qualify as performance-based compensation, thereby permitting the Company to deduct the related expenses. The Compensation Committee may seek to structure components of its executive compensation to achieve the maximum deductibility under the Internal Revenue Code in a manner that provides the Compensation Committee with enough flexibility to ensure consistency with the Company’s compensation goals and its values.
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Dura management. Based on such review and discussion, the Compensation Committee recommended to the Board of the Directors that the Compensation Discussion and Analysis be included in Dura’s 2006 Annual Report on Form 10-K.

Compensation Committee Jack K. Edwards, Chairman Walter P. Czarnecki Yousif B. Ghafari

Summary Compensation Table
     The following Summary Compensation Table shows the compensation of the Company’s Chief Executive Officer and each of the other executive officers named in this section (the “named executive officers”) for the fiscal year ended December 31, 2006.

SUMMARY COMPENSATION TABLE

							Change in Pension
							Value and
							Nonqualified			Total for
						Non-Equity	Deferred			purposes of
				Stock	Option	Incentive Plan	Compensation	All Other		determining who
Name and Principal		Salary[1]	Bonus[2]	Awards[3]	Awards[4]	Compensation5	Earnings[6]	Compensation[7]	Total	is reported
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
Lawrence A. Denton Chairman, President and Chief Executive Officer	2006	$800,000	$0	$0	$0	$307,192	$139,017	$53,218	$1,299,427	$1,160,410

David L. Harbert[8] Vice President and Chief Financial Officer	2006	$31,569	$0	$0	$0	$0	$0	$0	$31,569	$31,569

Keith R. Marchiando[9] Former Vice President, Chief Financial Officer and Assistant Secretary	2006	$326,000	$0	$0	$0	$80,637	$10,025	$31,374	$448,036	$438,011

Milton D. Kniss[10] Executive Vice President, Operations	2006	$380,363	$0	$0	$0	$0	$56,741	$18,055	$455,159	$398,418

John J. Knappenberger Vice President	2006	$281,885	$0	$0	$0	$0	$34,045	$34,063	$349,993	$315,948

Theresa L. Skotak Vice President	2006	$275,000	$0	$0	$0	$59,135	$12,968	$16,689	$363,792	$350,824

Jurgen von Heyden[11,12] Former Vice President	2006	$476,901	$0	$0	$0	$0	$90,783	$657,065	$1,224,749	$1,133,966

[1]	Messrs. Denton, Marchiando, Kniss, Knappenberger, and Ms. Skotak contributed a portion of their salary to the Company’s 401(k) savings plan.

[2]	The named executive officers did not earn any cash payments under the Annual Bonus Plan in 2006.

[3]	The Company did not recognize any expenses, pursuant to FAS 123(R), for stock awards granted in 2006 or in previous years.

[4]	The Company did not grant any stock option awards to the named executive officers in 2006.

[5]	The amounts disclosed in this column represent the payments made in 2006 under the Company’s Key Management Incentive Plan to executive officers who are participating in the KMIP.

[6]	This column reflects the increase in actuarial pension value for each executive officer participating under the SERP. With respect to Mr. von Heyden, the column reflects the increase in actuarial pension value under his individual pension agreement. In addition, this column reflects interest credits added to Ms. Skotak’s cash balance account under the Master Plan. Mr. Knappenberger has an account in the Dura Automotive Systems, Inc. Non-qualified Plan, but he does not receive above-market interest credits to his account.

[7]	This column represents the incremental cost to the Company of providing all other compensation to its named executive officers including a Company car, golf club membership, financial planning, a physical examination, and life insurance premiums of $20,000 for Mr. Denton; Company car and health club membership for Mr. Marchiando; tax reimbursements of $8,987 for Mr. Kniss and $7,889 for Ms. Skotak; Company car in the amount of $33,936, health club membership, accident insurance, and lodging for Mr. von Heyden; and Company car, health club, financial planning, and life insurance for Mr. Knappenberger. Each of Mr. Denton and Mr. Marchiando were accompanied by family members on one occasion on a business trip on the Company airplane. This column includes accrued severance benefits for Mr. von Heyden for the period October 20, 2006 through December 31, 2007 pursuant to a termination agreement entered into on October 20, 2006, in the amount of

$615,726. See the “Other Potential Post-Employment Payments” section below for additional details. The incremental cost to the Company for providing a Company car is calculated as the cost of leasing the car, together with repair and maintenance costs, during 2006 for each executive officer multiplied by the percentage of the car utilized for personal use by each executive officer. This column also includes matching contributions under the Company’s 401(k) savings plan for Messrs. Denton, Marchiando, Kniss, Knappenberger and Ms. Skotak, Mr. Harbert is not eligible to participate in the Company’s 401(k) plan until July 2007, 6 months following his hire date.

[8]	Mr. Harbert’s employment with the Company commenced on December 9, 2006. He was appointed Vice President Chief Financial Officer on December 20, 2006.

[9]	Mr. Marchiando ceased to serve as Chief Financial Officer on December 20, 2006 and his employment terminated in February 2007.

[10]	Mr. Kniss terminated employment with Dura in February 2007.

[11]	Mr. von Heyden ceased to serve as a Vice President of the Company on October 19, 2006. Although Mr. von Heyden’s work duties ceased on October 20, 2006, his base salary may continue until December 31, 2007 (subject to offset by other employment compensation).

[12]	Mr. von Heyden’s cash compensation has been paid to him in Euros, as his principal place of employment is Germany. The numbers set forth in this table reflect the conversion of Euros to U.S. dollars using a conversion rate of 1.32$/€.

Grants of Plan-Based Awards Table
The Grants of Plan-Based Awards Table contains information for each named executive officer with respect to estimated possible payouts under equity and non-equity incentive plan awards made in 2006. The Company did not grant any stock options to the named executive officers in 2006.
GRANTS OF PLAN-BASED AWARDS IN 2006

		Estimated Future Payouts Under			Estimated Future Payouts
		Non-Equity Incentive Plan			Under Equity Incentive Plan			Grant Date Fair
		Awards[1]			Awards[2]			Value of Stock
	Threshold	Target	Maximum	Threshold	Target	Maximum	Awards[3]
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Lawrence A. Denton KMIP	8/21/2006	$0	$1,600,000	$1,600,000
Performance Shares	5/31/2006				0	500,000	500,000	$0
Keith R. Marchiando KMIP	8/21/2006	$0	$420,000	$420,000
Performance Shares	5/31/2006				0	200,000	200,000	$0
Milton D. Kniss[4] Performance Shares	5/31/2006				0	200,000	200,000	$0
John J. Knappenberger[4] Performance Shares	5/31/2006				0	200,000	200,000	$0
Theresa L. Skotak KMIP	8/21/2006	$0	$308,000	$308,000
Performance Shares	5/31/2006				0	200,000	200,000	$0
Jurgen von Heyden[4] Performance Shares	5/31/2006				0	200,000	200,000	$0

[1]	Amounts represent potential cash payouts under the Company’s Key Management Incentive Plan. The actual payout amounts in 2006 for the Key Management Incentive Plan are reflected in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

[2]	Amounts represent performance shares that may be earned, payable in common stock, under the Stock Plan.

[3]	The FAS 123(R) grant date fair value of stock awards is zero, as the Compensation Committee has determined that the performance goal is less than likely to be met as of December 31, 2006.

[4]	Messrs. Kniss, von Heyden, and Knappenberger do not participate in the KMIP.
Narrative to the Summary Compensation Table and the Grants of Plan-Based Awards Table
The following is a description of the Summary Compensation Table and the Grants of Plan-Based Awards Table. The narrative is intended to provide material factors necessary to understand the information disclosed in these tables.
Employment Agreements
Lawrence A. Denton. The Board of Directors appointed Mr. Denton as President and Chief Executive Officer effective as of January 15, 2003. Pursuant to the terms and conditions of Mr. Denton’s offer letter, Dura agreed to pay to Mr. Denton an annual base salary of $700,000 and perquisites of up to $40,000 per year. The Compensation Committee subsequently approved an increase in Mr. Denton’s base salary and perquisites to $800,000 and $44,000, respectively, in January 2005. As part of the Company’s Flexible Perk Program, Mr. Denton received life insurance, golf club membership, financial planning, a physical examination, and use of a Company car in 2006. Mr. Denton also participates in the Annual Bonus Plan, the KMIP, the Stock Plan, the Deferred Stock Plan, and the SERP. In addition, Dura agreed to develop a plan to grant Mr. Denton 100,000 shares of restricted stock to vest on his fifth anniversary with Dura.

Vesting will depend on a set of performance factors to be developed by the Compensation Committee and Mr. Denton.
Jurgen von Heyden. Dura’s subsidiary, Dura Holding Germany GmbH (“Dura Germany”), entered into an employment agreement with Jurgen von Heyden on February 16, 2006. Under the agreement, Mr. von Heyden served as President of Dura’s Body and Glass Division and Vice President of Dura. The term of the agreement was indefinite. Under the terms of the employment agreement, Mr. von Heyden received a fixed annual salary of €361,255 ($476,748). He was considered for salary increases at the same time as other executive officers and was eligible for a bonus on the same basis as other executive officers. The Company also provided Mr. von Heyden with perquisites in the amount of €41,000 ($54,108) including use of a Company car, health club membership, accident insurance, and an apartment. The Company entered into a separate individual unfunded pension arrangement with Mr. von Heyden that is currently estimated to provide €40,176 ($53,020) per year payable upon his retirement at age 60. The estimated annual pension payment is computed using a stated annual base amount, with a minor increase for each year of completed service.
Dura Germany and Mr. von Heyden subsequently entered into an agreement on October 20, 2006, in which Mr. von Heyden’s work duties ceased on October 20, 2006, although he has the right to salary continuation payments until December 31, 2007. Dura Germany will continue to pay Mr. von Heyden’s monthly base salary and accident insurance premiums until December 31, 2007. He is also entitled to use of a Company car for a 12-month period. Until December 31, 2007, Mr. von Heyden is entitled to receive an annual bonus on the same basis as other executive officers under the Annual Bonus Plan. During the term of the agreement, Mr. von Heyden is prohibited from engaging in any competitive activity and any income earned by Mr. von Heyden during this period will be set off against his claims under the employment agreement with Dura Germany. Mr. von Heyden is further prohibited from disclosing any confidential, technical or business information of Dura to any third party.
Mr. von Heyden obtained other employment as of March 1, 2007, at which time his salary continuation payments stopped. Thus, Dura anticipates that the actual severance payments to Mr. von Heyden will be less than the amount shown above in the “All Other Compensation” column of the Summary Compensation Table.
David L. Harbert. The Board of Directors appointed Mr. Harbert as Vice President Chief Financial Officer effective as of December 20, 2006. Mr. Harbert is an Vice President Chief Financial Officer of Dura and is a Partner in Tatum, LLC (“Tatum”). As a Partner of Tatum, Mr. Harbert shares with Tatum a portion of his economic interest in any stock options or equity bonus that the Company may, in its discretion, grant to him. Pursuant to the terms and conditions of Mr. Harbert’s employment agreement, which was approved by the Bankruptcy Court, Dura will pay to Mr. Harbert an annual base salary of $518,400. Mr. Harbert’s salary may be increased from time to time by the Company in its discretion. Mr. Harbert is also eligible to participate in the revised KMIP. Mr. Harbert’s award payout under the revised KMIP is discretionary and is determined by the Chief Executive Officer, subject to the approval of the Compensation Committee. The Company will reimburse Mr. Harbert for reasonable travel and out-of-pocket business expenses and also provide him with a stipend of $50 per day. Mr. Harbert is also eligible to participate in Dura’s 401(k) plan.
Keith R. Marchiando, Milton D. Kniss, John J. Knappenberger, and Theresa L. Skotak. The Company does not maintain employment agreements with Mr. Marchiando, Mr. Kniss, Mr. Knappenberger, and Ms. Skotak, other than the Change in Control Agreements, described below under the heading “Other Potential Post-Employment Payments”.
Outstanding Equity Awards at Fiscal Year-End
The Outstanding Equity Awards at Fiscal Year-End Table discloses information for each named executive officer relating to outstanding equity awards at the end of the 2006 fiscal year.

OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

	Option Awards [1]				Stock Awards
							Equity Incentive	Equity Incentive
	Number of	Number of					Plan Awards:	Plan Awards:
	Securities	Securities					Number of Unearned	Market or Payout
	Underlying	Underlying			Number of Shares	Market Value of	Shares, Units,	Value of Unearned
	Unexercised	Unexercised		Option	or Units of Stock	Shares or Units	or Other Rights	Shares, Units, or
	Options	Options	Option	Expiration	That Have Not	of Stock That	That Have Not	Other Rights that
	Exercisable	Unexercisable	Exercise Price	Date	Vested[2]	Have Not Vested	Vested[3]	Have Not Vested
Name	(#)	(#)	($)		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Lawrence A. Denton	250,000	0	$7.02	2/20/2013	5,371	$2,632	500,000	245,000
	180,000	0	$9.52	5/19/2014
	250,000	0	$3.70	5/18/2015
Keith R. Marchiando	10,000	0	$7.09	5/30/2013	636	$311	200,000	98,000
	15,000	0	$9.52	5/19/2014
	125,000	0	$3.70	5/18/2015
Milton D. Kniss	12,500	0	$24.50	12/17/2007	785	$385	200,000	98,000
	37,500	0	$29.00	12/17/2008
	25,000	0	$17.00	12/16/2009
	37,500	0	$7.50	1/22/2011
	20,000	0	$9.15	12/13/2011
	20,000	0	$13.50	8/1/2012
	25,000	0	$7.02	2/20/2013
	80,000	0	$9.52	5/19/2014
	125,000	0	$3.70	5/18/2015
John J. Knappenberger	10,000	0	$24.50	12/17/2007	353	$173	200,000	98,000
	30,000	0	$29.00	12/17/2008
	50,000	0	$17.00	12/16/2009
	37,500	0	$7.50	1/22/2011
	20,000	0	$9.15	12/13/2011
	20,000	0	$13.50	8/1/2012
	25,000	0	$7.02	2/20/2013
	80,000	0	$9.52	5/19/2014
	125,000	0	$3.70	5/18/2015
Theresa L. Skotak	1,200	0	$23.98	4/17/2007	905	$444	200,000	98,000
	3,750	0	$7.50	1/22/2011
	4,000	0	$9.15	12/13/2011
	20,000	0	$13.50	8/1/2012
	25,000	0	$7.02	2/20/2013
	80,000	0	$9.52	5/19/2014
Jurgen von Heyden	45,060	0	$7.50	1/22/2011	0	$0	200,000	98,000
	20,000	0	$9.15	12/13/2011
	20,000	0	$13.50	8/1/2012
	25,000	0	$7.02	2/20/2013
	80,000	0	$9.52	5/19/2014

[1]	All options were fully vested as of October 26, 2005, by action of the Compensation Committee.

[2]	This column represents outstanding restricted stock units credited by the Company pursuant to the Deferred Stock Plan. Restricted stock units cliff vest after an approximately 3-year period on the following dates: January 1, 2007, and January 1, 2008.

[3]	This column represents outstanding performance shares, payable in common stock, that vest upon the achievement of a predetermined performance goal. The performance period began on May 31, 2006, and ends on the earlier of the date that the Compensation Committee determines that the performance goal has been met or 2 years from the commencement of the performance period. If the performance goal is not met by May 31, 2008, then no performance shares will be paid to the executive officers .

Option Exercises and Stock Vested Table
The Option Exercises and Stock Vested Table contain information relating to stock awards that have vested for the named executive officers during 2006. No named executive officers exercised options in 2006.
2006 OPTION EXERCISES AND STOCK VESTED

Stock Awards
Number of Shares
Acquired on
	Vesting[1]	Value Realized on Vesting[2]
Name	(#)	($)
(a)	(d)	(e)
John J. Knappenberger	1,063	$2,380

[1]	This column shows the number of restricted stock units that became vested on January 1, 2006, under the Deferred Stock Plan.

[2]	The “Value Realized on Vesting” represents the number of restricted stock units that Mr. Knappenberger earned on vesting multiplied by the closing price of Dura common stock ($2.24) on the date of vesting (January 1, 2006).

Pension Benefits Table
The Pension Benefits Table describes the estimated actuarial present value of accrued pension benefits as of September 30, 2006. Dura provides defined benefits under the SERP to eligible named executive officers. Dura agreed to provide Mr. von Heyden with a supplemental retirement pension as part of his employment agreement. In addition to participating in the SERP, Mr. Kniss and Ms. Skotak have an accrued benefit under the Dura Master Pension Plan.
2006 PENSION BENEFITS

		Number of Years of	Present Value of	Payments During Last
Name	Plan Name	Credited Service	Accumulated Benefit[1]	Fiscal Year
		(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Lawrence A. Denton[2]	2003 Supplemental Executive Retirement Plan	7.3	$420,847	$0
Keith R. Marchiando[3]	2003 Supplemental Executive Retirement Plan	3.4	$23,830	$0
Milton D. Kniss	2003 Supplemental Executive Retirement Plan	25.3	$875,522	$0
	DURA Master Pension Plan	14.9	$18,852	$0
John J. Knappenberger	2003 Supplemental Executive Retirement Plan	11.0	$286,677	$0
Theresa L. Skotak	2003 Supplemental Executive Retirement Plan	9.4	$111,126	$0
	DURA Master Pension Plan	9.8	$12,637	$0
Jurgen von Heyden	Employment Agreement Retirement Pension	9.4	$693,970	$0

[1]	The assumptions used to calculate the present value of each executive’s accumulated benefit are discussed in Item 8, Note 10 “Employee Benefit Plans”, to the Consolidated Financial Statements included in this Form 10-K, which is incorporated herein by reference.

[2]	Pursuant to the terms of Mr. Denton’s offer letter and a separate letter agreement, Mr. Denton’s service is multiplied by two for purposes of benefit calculations and vesting under the SERP.

[3]	Mr. Marchiando’s right to a benefit from the SERP was forfeited upon his termination of employment in February 2007.
SERP
The SERP provides executives with defined benefit payments upon early or normal retirement. Payments under the SERP are subject to Bankruptcy Court approval. In order to be eligible for participation in the SERP, an executive must be recommended by the Chief Executive Officer and shall become a participant on the first day of the month following the date on which he or she is designated by the Compensation Committee as eligible to participate in the plan. Messrs. Denton, Marchiando, Kniss, Knappenberger and Ms. Skotak all participate in the SERP.
In order to be eligible for normal retirement benefits, a named executive officer must terminate employment on or after age 65. None of the named executive officers are eligible for normal retirement benefits as of December 31, 2006. The normal retirement benefit is paid in the form of a single life annuity and the monthly benefit is calculated as:

0.75% × Final Average Compensation × Years of Service (up to 35)
Final average compensation is the monthly average of a named executive officer’s compensation for the three calendar years of employment, selected from the last five calendar years of employment, which produce the highest average. “Compensation” means a named executive officer’s salary and wages earned by the named executive officer for services rendered to the Company, including base pay and bonus. Compensation also includes any amount that is deferred by the named executive officer under a salary reduction agreement and is not includible in the gross income of the named executive officer under Code

Sections 125, 402(e) (3), or 402(h) (1) (B), and shall further include bonus payments deferred by the named executive officer into the Deferred Stock Plan or any other deferral of income into a nonqualified deferred compensation plan established by the Company or an affiliate.
In order to be eligible for early retirement benefits, a named executive officer must terminate employment after age 55 and have completed five or more years of service. As of December 31, 2006, only Messrs. Denton, Kniss, and Knappenberger were eligible for early retirement benefits. The early retirement benefit is paid in the form of a single life annuity and the monthly benefit is calculated as:

0.75% × Final Average Compensation × Years of Service (up to 35) — 0.5% for Each Month Preceding the Normal Retirement Date
An executive who becomes a participant in the SERP remains an active participant until the earlier of the executive’s termination of service, the executive’s death, or the date on which the Compensation Committee determines that the executive is no longer eligible to participate in this plan.
Benefits are generally paid in the form of a life annuity (with a 10-year certain term) for an unmarried participant and an actuarially equivalent joint and survivor annuity for a married participant. A participant forfeits benefits under the SERP if he or she terminates employment with Dura before being eligible for early retirement benefits (before reaching age 55 with 5 or more years of service), unless the Compensation Committee determines, in its sole discretion, that such participant shall be vested. A participant also forfeits benefits under the SERP if he or she is terminated for cause or due to gross misconduct. A participant must also provide a reasonable level of post-termination consulting services at the request of the Board of Directors. Payment of benefits is further subject to the participant’s compliance with noncompetition, confidentiality, and nonsolicitation covenants set forth in the SERP. However, a participant is not required to comply with the noncompetition covenant if employment is terminated within two years after a change in control.
The Company has agreed that the service of the Chief Executive Officer be multiplied by two for purposes of calculating benefits under the SERP. This applied to the Company’s former and current Chief Executive Officer. The Company has also agreed that the service of the current Chief Executive Officer be multiplied by two for purposes of vesting in the SERP benefit.
Master Plan
Mr. Kniss’ benefit under the Master Plan is determined under the formula for former participants in the Dura Automotive Systems, Inc. Salaried Employees’ Retirement Plan, using his compensation and service as of March 31, 1996. This plan was “frozen” as of March 31, 1996 and Mr. Kniss’ benefit will not increase after this date. His pension at normal retirement age (65) equals the sum of: (i) 1% of his average monthly compensation not in excess of covered compensation multiplied by his benefit service; plus (ii) 1 1/2% of his average monthly compensation in excess of his covered compensation multiplied by his benefit service, with such total being reduced by his benefit under the predecessor Wickes Manufacturing Company Plan. Mr. Kniss is eligible for early retirement under the Master Plan. If he were to elect early retirement, his benefit would be reduced by 0.35% for each month that his early retirement date precedes his normal retirement date. The normal form of benefit payment is a life annuity.
Ms. Skotak’s benefit under the Master Plan is determined under the cash balance formula for former participants in the Dura Cash Balance Retirement Plan for Salaried Employees. This plan was “frozen” on December 31, 1999. Prior to January 1, 2000, the Company made an annual cash balance benefit accrual addition of 5% of compensation for the year plus an annual interest credit. Currently, only the annual interest credit is being added to her account. Upon termination of employment, Ms. Skotak may elect to receive her cash balance account in a single sum payment.

Jurgen von Heyden Pension Agreement
Mr. von Heyden’s benefit, which is an unfunded contractual agreement, is set forth in a pension addendum to his employment agreement. Dura Germany agreed to provide him with a retirement pension equal to $5,398 per year of service. Upon commencement, the pension is adjusted every three years for increases in the cost of living. The pension is payable monthly for Mr. von Heyden’s life. Unreduced benefits are paid beginning on the first month after he has terminated employment and has attained age 60.
Nonqualified Deferred Compensation Table
The Nonqualified Deferred Compensation Table contains information pertaining to the executives’ contributions to the Dura Non-qualified Plan, the earnings accrued under the plan for the past year, and the account balances as of December 31, 2006. Mr. Knappenberger is the only named executive officer who participates in the Plan.
2006 NONQUALIFIED DEFERRED COMPENSATION

Aggregate
	Executive Contributions	Registrant Contributions	Aggregate Earnings	Withdrawals/	Aggregate Balance
Name	in Last FY	in Last FY	in Last FY1	Distributions	at Last FYE
	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)
John J. Knappenberger	$0	$0	$21,443	$0	$191,343

[1]	Mr. Knappenberger’s aggregate earnings under the Non-qualified Plan during 2006 were $21,443. No amounts of Mr. Knappenberger’s aggregate earnings in 2006 are reported as compensation in the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” column of the Summary Compensation Table, as the earnings are not “above market”.
The Dura Automotive Systems, Inc. Non-qualified Plan (the “plan”) allows a participant, designated by the Employee Benefits Committee of the Company, to elect to defer a portion of his or her compensation from the Company until such participant ceases to be an employee or is no longer eligible to participate in the Plan. Each participant may elect to defer up to 80% of compensation, 100% of any annual bonus, and 100% of any pension plan make-up contribution. A deferral election for any year must be made no later than December 31 of the preceding year. The Company shall, from time to time in its sole discretion, select one or more investment vehicles to be made available as the measuring standard for crediting earnings or losses to each participant’s plan account. Amounts credited to an individual’s account are paid once the participant ceases to be an employee of the Company. All amounts will be distributed in cash in either a single lump sum or in annual installments over a period of three years, as specified by the participant. The Company does not make any contributions to this plan. Although this plan is unfunded for tax purposes, accounts are held in a rabbi trust with an independent trustee. Amounts held in the rabbi trust are subject to the claims of the Company’s creditors. Thus, distributions from this plan are subject to Bankruptcy Court approval.

Other Potential Post-Employment Payments
The following section describes the payments and benefits that would be provided to named executive officers at, following, or in connection with any termination of employment, including resignation, involuntary termination, retirement, death, disability, or a Change in Control of the Company. The tables on the following pages reflect payments and benefits that may be made to the named executive officers, which are generally not available to all salaried employees, in connection with each of these circumstances. The amounts shown in the tables assume that such termination occurs on December 29, 2006, and, thus, only include amounts earned through such time. The assumptions and methodologies that were used to calculate the amounts shown in the tables below are described at the end of this section. However, the actual amounts that would be paid out under each circumstance can only be determined at the actual time of termination of employment. Any such payments are subject to Bankruptcy Court approval with the exception of payments to be made to Mr. von Heyden by Dura Germany.
In addition to the payments and benefits described below, Messrs. Denton, Kniss and Knappenberger would have been eligible for an early retirement benefit from the SERP. The SERP is described above under “Pension Benefits Table”.
Mr. Denton’s Other Potential Post-Employment Payments
The Company has entered into an agreement with Mr. Denton that provides for payments at, following, or in connection with certain employment terminations, including involuntary termination, death, disability, retirement or a Change in Control of the Company. The material terms and conditions relating to such payments and benefits are set forth below.
Payments Made Upon Involuntary Termination Without Cause
If Mr. Denton’s employment was involuntarily terminated for reasons other than “Cause” as of December 29, 2006, then the Company would have provided him with the following payments and benefits:
•	Base salary continuation for 24 months;

•	Continued coverage under the Company’s medical and dental plans for a period of 24 months; and

•	An enhanced SERP benefit equal to the normal retirement benefit reduced by 5/12 of 1% for each month by which the benefit commencement date precedes age 62.
Payments Made Upon Death or Disability
In the event Mr. Denton’s employment was terminated due to death or disability, the Company would have provided him with the following payments and benefits:
•	Immediate vesting of all unvested restricted stock units under the Deferred Stock Plan;

•	Settlement of performance shares, in common stock, equal to the number of performance shares that would have been issued to Mr. Denton at the end of the performance period multiplied by the prorated amount of time he was employed by the Company during the performance period. Such prorated payment would be made only if the performance goal is satisfied on or before the end of the performance period; and

•	Extension of stock option exercise period for 12 months following Mr. Denton’s termination.
Payments Made Upon a Change in Control
The Company maintains a Change of Control Agreement that covers Mr. Denton in the event of a Change in Control of the Company. As set forth in this agreement, if Mr. Denton’s employment is involuntarily terminated without “Cause” or voluntarily terminated under “Certain Circumstances,” as defined in the

Change of Control Agreement, within 6 months preceding or 24 months following a Change in Control of the Company, then the Company would have provided him with the following payments and benefits:
•	Lump sum cash payment of severance equal to three times the sum of Mr. Denton’s base salary plus his respective “Average Annual Incentive Compensation”;

•	Lump sum cash payment equal to the Mr. Denton’s “Special Prior Year MICP (Annual Bonus Plan) Payments”;

•	Lump sum benefit payment, payable within ten days after the termination, equal to the amount that Mr. Denton would have been entitled to receive under the SERP assuming that Mr. Denton had 20 additional years of service under the SERP and without any reduction if the payment is made before age 65;

•	Extension of stock option exercise period for up to 90 days following the date such options would otherwise expire under the terms of the applicable option agreements, if Mr. Denton is unable to exercise options because he is in possession of material non-public information;

•	Continuation of medical and dental benefits for a period of three years following the date of termination; and

•	Gross-up payment on any excise tax arising under Internal Revenue Code Section 280G relating to excess parachute payments.
In addition, Mr. Denton would have been entitled to the following benefits and payments under other agreements:
•	Under the performance share award agreement, if a Change in Control of the Company occurred, the performance objectives are deemed to be satisfied and Mr. Denton would have been entitled to immediate settlement of performance shares, in common stock, equal to the number of outstanding performance shares.

•	Under the Deferred Stock Plan, Mr. Denton’s unvested restricted stock units would have become vested if his employment terminated for any reason within 24 months after a change in control.
Material Defined Terms
The terms “Cause,” “Certain Circumstances,” “MICP,” “Average Annual Incentive Compensation,” and “Special Prior Year MICP Payments” as used to describe benefits and payments due to Mr. Denton under the Change of Control Agreements are as follows:
•	“Cause” is defined as the: (i) commission of a felony by the executive; (ii) an act or series of acts of dishonesty, disloyalty, or fraud in the course of the executive’s employment which is materially adverse to the best interests of Dura; (iii) after being notified in writing by the Board of Directors of Dura of the failure and having been given at least 15 days in which to cure the failure, the executive continues to unreasonably neglect his duties and responsibilities as an executive of Dura; (iv) substantial and repeated failure to perform duties as reasonably directed by the Board of Directors of Dura after being notified in writing by the Board of Directors of Dura at least seven days in advance of such repeated failure; (v) use of alcohol or drugs which repeatedly interferes with the performance of the executive’s duties; and (vi) intentionally engaging in a competitive activity while the executive remains in the employment of Dura or any of its subsidiaries to the material disadvantage or detriment of the Company.

•	“Certain Circumstances” is defined as: (i) a reduction of executive’s compensation or a mandatory relocation of his place of employment; or (ii) as a result of a Change in Control, a substantial impairment of executive’s ability to carry out his authorities, power, functions, responsibilities, or duties that he had in his position and offices of Dura before the Change in Control.

•	“MICP” is defined as Dura’s Management Incentive Compensation Plan as in effect on the date of the Change of Control Agreement and any earlier or later year and any similar plan in which executive may have participated or that may be implemented in place of the plan from time to time thereafter. The MICP includes the Annual Bonus Plan.

•	“Average Annual Incentive Compensation” means the highest of: (i) the average of the dollar amounts of incentive compensation paid or payable to the executive under the MICP for each of the two fiscal years most recently ended before the first Change in Control occurring after execution of the Change of Control Agreement; (ii) the average of the dollar amounts of incentive compensation paid or payable to the executive under the MICP for each of the two fiscal years most recently ended before the date his employment terminates; and (iii) the average dollar amount obtained by adding together the amount of incentive compensation paid or payable to the executive under the MICP for the fiscal year most recently ended before the date his employment terminates and the executive’s target annual incentive compensation and dividing the sum so obtained by two.

•	“Special Prior Year MICP Payments” means an amount equal to the same amount or amounts that Dura would have paid to the executive as incentive compensation (including payments under the Annual Bonus Plan) with respect to that fiscal year at the regular payment date if the executive’s employment had continued through the regular payment date.
For purposes of the Change of Control Agreement, “Change in Control” shall be deemed to have occurred if any of the following occurrences take place: (i) any person, alone or together with any of its affiliates, becomes the beneficial owner of 15% or more (but less than 50%) of the outstanding common stock; (ii) any person, alone or together with any of its affiliates, becomes the beneficial owner of 50% or more of outstanding common stock; (iii) any person commences or publicly announces an intention to commence a tender offer or exchange offer, the consummation of which would result in the person becoming the beneficial owners of 15% or more of Dura’s outstanding common stock; (iv) at any time during any period of 24 consecutive months, individuals who were directors at the beginning of the 24-month period no longer constitute a majority of the members of the Board of Directors, unless the election, or the nomination for election by Dura’s stockholders, of each director who was not a director at the beginning of the period is approved by a least a majority of the directors who are in office at the time of the election or nomination and were directors at the beginning of the period; (v) a record date is established for determining stockholders entitled to vote upon a merger or consolidation of Dura with another corporation in which those persons who are stockholders of Dura immediately before the merger or consolidation are to receive or retain less than 50% of the stock of the surviving or continuing operation, a sale or other disposition of all or substantially all of the assets of Dura, taken as a whole, or the dissolution of Dura or (vi) Dura is merged or consolidated with another corporation and those persons who were stockholders of Dura immediately before the merger or consolidation receive or retain less than 50% of the stock of the surviving or continuing corporation, there occurs a sale transfer or other disposition of all or substantially all the assets of Dura or Dura is dissolved.
The Stock Plan, the SERP and the Deferred Stock Plan each contain a different definition of “Change in Control” which, in each case, require a significant change in the ownership of Dura.

Approximation of Other Potential Post-Employment Payments
The following tables illustrate the potential payments and benefits that would have been received by Mr. Denton upon a termination of employment or a Change in Control of the Company occurring as of December 29, 2006. Such payments would be subject to Bankruptcy Court approval.
Other Potential Post-Employment Payments for Mr. Denton

						Change in Control
							Involuntary
							Termination
							Without
		Resignation					Cause or
		or					Voluntary
	Involuntary	Involuntary					Termination
	Termination	Termination					Under
	Without	With				Change in	Certain
	Cause	Cause	Retirement	Death	Disability	Control Only	Circumstances
Type of Payments and Benefits	($)	($)	($)	($)	($)	($)	($)

Cash Compensation
Cash Severance	$1,600,000	$0	$0	$0	$0	$0	$3,600,000
Long-Term Incentives
Restricted Stock Units-Unvested Awards	$0	$0	$0	$2,632	$2,632	$0	$2,632
Performance Shares-Unvested Awards	$0	$0	$0	$71,458	$71,458	$245,000	$245,000
Retirement Benefits
SERP	$210,257	$0	$0	$0	$0	$210,257	$2,678,015
Benefits
Continuation of Health & Welfare Benefits	$30,910	$0	$0	$0	$0	$0	$46,365
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$2,665,413

Total	$1,841,167	$0	$0	$74,090	$74,090	$455,257	$9,237,425

Material Conditions to Receipt of Post-Employment Payments
The receipt of payments and benefits upon a Change in Control of the Company may be conditioned on Mr. Denton’s compliance with a waiver and release covenant.
Mr. Harbert’s Other Potential Post-Employment Payments
The Company has entered into an employment agreement with Mr. Harbert that provides for an early termination payment upon involuntary termination. The material terms relating to such payments are set forth below.
Payments Made Upon Involuntary Early Termination
If Mr. Harbert’s employment was terminated for any reason within 90 days of his date of hire (December 9, 2006), then the Company would have provided Mr. Harbert with an early termination fee in an amount such that the total of salary and early termination fee paid to Mr. Harbert is equal to $2,250 per day worked by the employee from his date of hire to such date of termination of his employment by the Company.
Approximation of Other Potential Post-Employment Payments
The following table illustrates the potential payments and benefits that would have been received by Mr. Harbert upon a termination of employment or a Change in Control of the Company occurring as of December 29, 2006.

Other Potential Post-Employment Payments for Mr. Harbert

						Change in Control
							Involuntary
	Involuntary Termination					Change in	Termination
	for Any Reason	Resignation	Retirement	Death	Disability	Control Only	for Any Reason
Type of Payments and Benefits	($)	($)	($)	($)	($)	($)	($)

Cash Compensation
Cash Severance	$2,121	$0	$0	$0	$0	$0	$2,121
Long-Term Incentives
Restricted Stock Units-Unvested Awards	$0	$0	$0	$0	$0	$0	$0
Performance Shares-Unvested Awards	$0	$0	$0	$0	$0	$0	$0
Retirement Benefits
SERP	$0	$0	$0	$0	$0	$0	$0
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$0

Total	$2,121	$0	$0	$0	$0	$0	$2,121

Material Conditions to Receipt of Post-Employment Payments
The receipt of payments and benefits upon a termination of employment is conditioned on Mr. Harbert’s compliance with a confidentiality covenant set forth in his employment agreement. The confidentiality agreement requires Mr. Harbert to return all confidential information in his possession to the Company after termination. It also prohibits him from communicating or disclosing any confidential information, knowledge, or data to anyone other than the Company or those persons designated by the Company without prior written consent of the Company.
Mr. Marchiando’s, Mr. Kniss’, Ms. Skotak’s, and Mr. Knappenberger’s Other Potential Post-Employment Payments
The Company has entered into agreements with Mr. Marchiando, Mr. Kniss, Ms. Skotak, and Mr. Knappenberger that provide for payments at, following, or in connection with retirement, death, disability, or a Change in Control of the Company. The Company does not maintain any agreements with Mr. Marchiando, Mr. Kniss, Ms. Skotak, and Mr. Knappenberger with respect to voluntary or involuntary termination of employment with the exception of Mr. Kniss and Mr. Knappenberger. In the event Mr. Kniss or Mr. Knappenberger is involuntarily terminated without Cause, they would have received an enhanced SERP benefit equal to the normal retirement benefit reduced by 5/12 of 1% for each month by which the benefit commencement date precedes age 62. The material terms and conditions relating to potential post-employment payments and benefits for these executives are set forth below.
Payments Made Upon Retirement
In the event of retirement, the Company would have provided Mr. Kniss and Mr. Knappenberger with immediate vesting of all unvested restricted stock units under the Deferred Stock Plan. Mr. Marchiando and Ms. Skotak are not retirement-eligible under any of Dura’s compensation plans and programs.
Payments Made Upon Death or Disability
In the event that any of Mr. Marchiando’s, Mr. Kniss’, Ms. Skotak’s, or Mr. Knappenberger’s employment was terminated due to death or disability, the Company would have provided him or her with the following payments and benefits:
•	Immediate vesting of all unvested restricted stock units under the Deferred Stock Plan;

•	Settlement of performance shares, in common stock, equal to the number of performance shares that would have been issued to the executive at the end of the performance period multiplied by the prorated amount of time the executive was employed by the Company during the performance period. Such prorated payments would be made only if the performance goal is satisfied on or before the end of the performance period; and

•	Extension of stock option exercise period for 12 months following the executive’s termination.
In addition, in the event of disability, Mr. Marchiando and Ms. Skotak would have received an enhanced SERP benefit equal to the normal retirement benefit reduced by 5/12 of 1% for each month by which the benefit commencement date precedes age 62, and further reduced by payments from Dura’s long-term disability plan. Mr. Kniss and Mr. Knappenberger are not eligible for a disability benefit from the SERP because they are eligible for early retirement benefits.
Payments Made Upon a Change in Control
The Company maintains Change of Control Agreements that covers Mr. Marchiando, Mr. Kniss, Ms. Skotak, and Mr. Knappenberger in the event of a Change in Control of the Company. As set forth in these agreements, if Mr. Marchiando’s, Mr. Kniss’, Ms. Skotak’s, or Mr. Knappenberger’s employment was involuntarily terminated “Without Cause” or voluntarily terminated under “Certain Circumstances,” as defined in the Change of Control Agreement, within 6 months preceding or 24 months following a Change in Control of the Company, then the Company would have provided Mr. Marchiando, Mr. Kniss, Ms. Skotak and Mr. Knappenberger with the following payments and benefits:
•	Lump sum cash payment of severance equal to three times the sum of the executive’s base salary plus his or her respective “Average Annual Incentive Compensation”;

•	Lump sum cash payment of severance equal to each executive’s respective “Special Prior Year MICP (Annual Bonus Plan) Payments”;

•	Lump sum benefit payment, payable within ten days after the termination, equal to the amount that the executive would have been entitled to receive under the SERP assuming that the executive had ten additional years of service under the SERP and without any reduction if the payment is made before age 65;

•	Extension of stock option exercise period for up to 90 days following the date such options would otherwise expire under the terms of the applicable option agreement if the executive is unable to exercise options because he or she is in possession of material non-public information;

•	Continuation of medical and dental benefits for a period of three years following the date of termination; and

•	Gross-up payment on any excise tax arising under Internal Revenue Code Section 280G relating to excess parachute payments.
In addition, Mr. Kniss, Mr. Marchiando, Ms. Skotak, and Mr. Knappenberger would have been entitled to the following benefits and payments under other agreements:
•	Under the performance share award agreement, if a Change in Control of the Company occurred, the performance objectives are deemed to be satisfied and each executive would have been entitled to immediate settlement of performance shares, in common stock, equal to the number of outstanding performance shares.

•	Under the SERP, each executive would have been entitled to immediate vesting of his or her SERP benefit upon a Change in Control.

•	Under the Deferred Stock Plan, each executive’s unvested restricted stock units would have become vested if his or her employment terminated for any reason within 24 months after a Change in Control.
Material Defined Terms
The terms “Cause,” “Certain Circumstances,” “MICP,” “Average Annual Incentive Compensation,” and “Special Prior Year MICP Payments” as used above are defined under Mr. Marchiando’s, Mr. Kniss’, Mr. Knappenberger’s and Ms. Skotak’s Change of Control Agreements. The definitions of these terms are substantially similar to the definitions of the same terms under Mr. Denton’s Change of Control Agreement.
Approximation of Other Potential Post-Employment Payments
The following tables illustrate the potential payments and benefits that would have been received by Mr. Marchiando, Mr. Kniss, Ms. Skotak, and Mr. Knappenberger upon a termination of employment or a Change in Control of Company occurring as of December 29, 2006. Such payments would be subject to Bankruptcy Court approval.
Other Potential Post-Employment Payments for Mr. Marchiando1

						Change in Control
							Involuntary
							Termination Without
							Cause or Voluntary
	Involuntary						Termination Under
	Termination for Any					Change in Control	Certain
	Reason	Resignation	Retirement	Death	Disability	Only	Circumstances
Type of Payments and Benefits	($)	($)	($)	($)	($)	($)	($)

Cash Compensation
Cash Severance	$0	$0	$0	$0	$0	$0	$1,462,500
Long-Term Incentives
Restricted Stock Units-Unvested Awards	$0	$0	$0	$311	$311	$311	$311
Performance Shares-Unvested Awards	$0	$0	$0	$28,583	$28,583	$98,000	$98,000
Retirement Benefits
SERP	$0	$0	$0	$0	$25,497	$16,270	$454,777
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$0
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$884,073

Total	$0	$0	$0	$28,894	$54,391	$114,581	$2,899,661

[1]	Mr. Marchiando’s right to benefits under the Change of Control Agreement terminated when his employment terminated in February 2007.

Other Potential Post-Employment Payments for Mr. Kniss1

						Change in Control
							Involuntary
							Termination Without
		Resignation or					Cause or Voluntary
	Involuntary	Involuntary					Termination Under
	Termination Without	Termination With				Change in Control	Certain
	Cause	Cause	Retirement	Death	Disability	Only	Circumstances
Type of Payments and Benefits	($)	($)	($)	($)	($)	($)	($)

Cash Compensation
Cash Severance	$0	$0	$0	$0	$0	$0	$1,483,416
Long-Term Incentives
Restricted Stock Units-Unvested Awards	$0	$0	$0	$385	$385	$0	$385
Performance Shares-Unvested Awards	$0	$0	$0	$28,583	$28,583	$98,000	$98,000
Retirement Benefits
SERP	$291,854	$0	$0	$0	$0	$291,854	$1,008,924
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$31,739
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$1,046,209

Total	$291,854	$0	$0	$28,968	$28,968	$389,854	$3,668,673

[1]	Mr. Kniss’ right to benefits under the Change of Control Agreement terminated when his employment terminated in February 2007.
Other Potential Post-Employment Payments for Ms. Skotak

						Change in Control
							Involuntary
							Termination Without
							Cause or Voluntary
	Involuntary						Termination Under
	Termination for Any					Change in Control	Certain
	Reason	Resignation	Retirement	Death	Disability	Only	Circumstances
Type of Payments and Benefits	($)	($)	($)	($)	($)	($)	($)

Cash Compensation
Cash Severance	$0	$0	$0	$0	$0	$0	$1,072,500
Long-Term Incentives
Restricted Stock Units-Unvested Awards	$0	$0	$0	$444	$444	$444	$444
Performance Shares-Unvested Awards	$0	$0	$0	$28,583	$28,583	$98,000	$98,000
Retirement Benefits
SERP	$0	$0	$0	$0	$70,608	$125,647	$713,378
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$50,583
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$848,314

Total	$0	$0	$0	$29,027	$99,635	$224,091	$2,783,219

Other Potential Post-Employment Payments for Mr. Knappenberger

						Change in Control
							Involuntary
							Termination Without
		Resignation or					Cause or Voluntary
	Involuntary	Involuntary					Termination Under
	Termination Without	Termination With					Certain
	Cause	Cause	Retirement	Death	Disability	Change in Control Only	Circumstances
Type of Payments and Benefits	($)	($)	($)	($)	($)	($)	($)

Cash Compensation
Cash Severance	$0	$0	$0	$0	$0	$0	$1,099,352
Long-Term Incentives
Restricted Stock Units-Unvested Awards	$0	$0	$0	$173	$173	$0	$173
Performance Shares-Unvested Awards	$0	$0	$0	$28,583	$28,583	$98,000	$98,000
Retirement Benefits
SERP	$84,783	$0	$0	$0	$0	$84,783	$512,584
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$58,571
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$11,000
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$703,660

Total	$84,783	$0	$0	$28,756	$28,756	$182,783	$2,483,340

Material Conditions to Receipt of Post-Employment Payments
The receipt of payments and benefits upon a Change in Control of the Company may be conditioned on Mr. Marchiando’s, Mr. Kniss’, Ms. Skotak’s, or Mr. Knappenberger’s compliance with a waiver and release covenant.
Mr. von Heyden’s Post-Employment Payments
The following section describes the actual post-employment payments to be provided to Mr. von Heyden upon his constructive termination of employment with the Company. The employment relationship between the Company and Mr. von Heyden was constructively terminated by mutual consent on October 20, 2006, although Mr. von Heyden has the right to salary continuation payments until December 31, 2007. The material terms and conditions relating to such payments and benefits are set forth below.
Payments Made Upon Constructive Termination
In connection with Mr. von Heyden’s cessation of work duties on October 20, 2006, the Company agreed to provide him with the following payments and benefits:
•	Continued cash payments of salary until December 31, 2007 (subject to offset by other employment compensation);

•	Cash payment equal to the average bonus paid to the Company’s leadership team, if any;

•	Continued use of the Company car for a one-year period; and

•	Payment of accident insurance premiums until December 31, 2007.

Approximation of Actual Post-Employment Payments
The following table illustrates the payments and benefits that may be paid to Mr. von Heyden, commencing on his constructive termination from the Company on October 20, 2006 and ending on December 31, 2007.
Actual Post-Employment Payments for Mr. von Heyden

Constructive
Termination[1]
Type of Payments and Benefits	($)

Cash Compensation
Cash Severance[2]	$570,304
Long-Term Incentives[3]
Restricted Stock Units-Unvested Awards	$0
Performance Shares-Unvested Awards	$0
Retirement Benefits
SERP	$0
Benefits
Accident Insurance	$637
Perquisites and Tax Payments
Perquisites	$44,785
Excise Tax & Gross-Up	$0

Total	$615,726

[1]	These payments are in the “All Other Compensation” column of the Summary Compensation Table.

[2]	Mr. von Heyden obtained other employment as of March 1, 2007, and, under the terms of his separation agreement, severance payments from Dura Germany stopped. Accordingly, actual payments by Dura Germany to Mr. von Heyden are anticipated to be less than the amount shown above.

[3]	Mr. von Heyden’s performance shares will be forfeited on termination of employment unless the performance goal is met by that date. His stock options will expire three months after his termination of employment.
Material Conditions to Receipt of Post-Employment Payments
The receipt of payments and benefits to Mr. von Heyden under his separation agreement is conditioned on Mr. von Heyden’s compliance with confidentiality and proprietary rights covenants. The confidentiality covenant prohibits Mr. von Heyden from disclosing to any third party or use for personal gain, any confidential or other business information which has been entrusted to him or become known to him during his employment and relates to the Company. The proprietary rights covenant requires Mr. von Heyden to irrevocably grant the Company with exclusive right, unrestricted as to time, territory, and content, to use work products protected by copyright or ancillary rights, which he creates in the course of performance of his employment.
Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments
The following assumptions and methodologies have been used to calculate the post-employment payments and benefits set forth in the preceding tables:
•	Stock Price: The price of a share of Company common stock on each triggering event was $0.49, the closing price on December 29, 2006.

•	Computation of Cash Severance: The cash severance amounts reported in the foregoing tables were computed as follows:

—	Mr. Denton: Two times his base salary of $800,000 for a qualifying termination unrelated to a Change in Control. Mr. Denton’s cash severance in the event of a qualifying termination related to a Change in Control is three times the sum of his base salary plus the Average Annual Incentive Compensation of $400,000 and the Special Prior Year MICP Payment of $0.

—	Mr. Harbert: The number of business days Mr. Harbert worked for the Company (15) multiplied by the cash amount he is entitled to receive on a daily basis through his date of termination ($2,250) minus the amount of salary Mr. Harbert received through December 29, 2006 ($31,629) for an involuntary termination for any reason.

—	Mr. von Heyden: The number of months Mr. von Heyden continues to receive salary following his termination on October 20, 2006 (14.35 months) multiplied by Mr. von Heyden’s monthly salary of $39,729.

—	Mr. Marchiando, Mr. Kniss, Ms. Skotak, and Mr. Knappenberger: Three times the sum of his or her base salary of $375,000, $380,363, $275,000, and $281,885, respectively, plus the Average Annual Incentive Compensation of $112,500, $114,109, $82,500, and $84,566, respectively, and the Special Prior Year MICP Payment of $0 for a qualifying termination related to a Change in Control.
•	Computation of SERP Values: The SERP amounts reported in the foregoing tables were computed as follows:
—	SERP Value Upon Disability: A participant who is eligible for a disability retirement benefit is entitled to a monthly benefit equal to the normal retirement benefit reduced by 5/12 of 1% of each month by which the participant’s benefit commencement date precedes his or her attainment of age 62 and reduced further by payments made to the participant under any long-term disability plan or policy maintained by the Company. Only Mr. Marchiando’s and Ms. Skotak’s tables above contain a SERP enhancement upon disability, as they are the only two participants who are not early retirement eligible.
SERP Value Upon Involuntary Termination Without Cause: The monthly benefit payable to a participant is equal to the normal retirement benefit reduced by 5/12 of 1% for each month by which the participant’s benefit commencement date precedes his or her attainment of age 62. Only Mr. Denton’s, Mr. Knappenberger’s, and Mr. Kniss’ tables above contain a SERP enhancement upon involuntary termination without Cause, as they are the only three executives who are early retirement eligible.
—	SERP Value Upon Change in Control: A participant who is actively employed on the date of a Change in Control will be 100% vested in his or her accrued benefit under the SERP. The monthly benefit payable to a participant is equal to the normal retirement benefit reduced by 5/12 of 1% for each month by which the participant’s benefit commencement date precedes his or her attainment of age 62. However, if the executive becomes entitled to a lump sum severance payment under his or her Change of Control Agreement, the executive will receive an enhanced SERP benefit as described in the next paragraph.

—	SERP Value Upon a Qualifying Termination Related to Change in Control: An individual who is actively employed on the date of a Change in Control will be 100% vested in the participant’s accrued benefit under the SERP. The executive will receive a lump sum benefit payment equal to the amount that the executive would have been entitled to receive under the SERP as of the termination date assuming that the executive had ten additional years of service under the SERP. Mr. Denton receives 20 additional years of service under the SERP, as his offer letter provides for his years of service to be multiplied by two up to the maximum years of service allowed under the SERP. The benefit is not reduced if payment is made before age 65.
•	Value of Restricted Stock Units Subject to Accelerated Vesting: The value of the accelerated restricted stock units, for each executive, is equal to the number of restricted stock units that are unvested and accelerated due to the triggering event multiplied by the closing price of the Company’s common stock as of December 29, 2006.

•	Value of Performance Shares Subject to Accelerated Vesting: The value of the accelerated performance shares, settled in common stock, for each executive, is equal to the number of performance shares that are unvested and accelerated due to the triggering event (assuming the performance goal is satisfied) multiplied by the closing price of the Company’s common stock as of December 29, 2006.

•	Value of Continuation of Health and Welfare Benefits: The quantification of health and welfare benefits is based on the assumptions applied under Financial Accounting Standards Board Statement of Financial Accounting Standards No. 106, Employer’s Accounting for Postretirement Benefits Other Than Pension. Item 8, Note 10 “Employee Benefit Plans”, to the Consolidated Financial Statements included in this Form 10-K, which is incorporated herein by reference.

•	Value of Perquisites: The amount reported in the foregoing tables for perquisites was computed as follows:
—	Mr. von Heyden: The reported value of Mr. von Heyden’s continued use of the Company car for a period of 12 months is equal to the number of months Mr. von Heyden is able to use the Company car (12 months) multiplied by the monthly cost to the Company of leasing the car (approximately $3,732).
•	Determination of Excise Tax and Tax Gross-Up Payments Made in Connection With a Qualifying Termination Following a Change in Control: The Company determined the amount of excise tax by calculating the product of the “Excess Parachute Payment” and 20%. The Internal Revenue Code (“Code”) Section 280G governs the determination of Excess Parachute Payment calculations. Based on the amount of payments that could be made upon a qualifying termination in connection with a Change in Control, certain executives will incur excise tax liabilities. To the extent that Messrs. Denton, Marchiando, Kniss, Knappenberger, and Ms. Skotak are subject to an excise tax under Section 4999 of the Code, the Company would make a tax gross-up payment to the executive such that the executive will realize compensation, net of excise taxes, equal to the pre-excise tax severance amount determined by the Company.
Director Compensation
The Director Compensation Table contains compensation information for nonemployee directors of Dura as of December 31, 2006. The table reflects the various components of director compensation, as well as the total compensation for each director.

2006 DIRECTOR COMPENSATION

					Change In Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned or Paid			Incentive Plan	Deferred	All Other
	in Cash[1]	Stock Awards[2]	Option Awards	Compensation	Compensation	Compensation[3]	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Walter P. Czarnecki	$75,000	$12,500	$0	$0	$0	$0	$87,500
Jack K. Edwards[4]	$75,000	$0	$0	$0	$0	$0	$75,000
James O. Futterknecht, Jr.	$75,000	$8,250	$0	$0	$0	$0	$83,250
Yousif B. Ghafari	$75,000	$12,500	$0	$0	$0	$0	$87,500
J. Richard Jones[4]	$75,000	$12,500	$0	$0	$0	$45,086	$132,586
Nick G. Preda	$75,000	$25,000	$0	$0	$0	$0	$100,000
Ralph R. Whitney, Jr.[4]	$75,000	$25,000	$0	$0	$0	$0	$100,000

[1]	This column reports the amount of cash compensation earned by outside board members in 2006. Mr. Denton does not receive any additional compensation for serving as member of the Board of Directors.

[2]	This column reflects the stock awards granted pursuant to the Director Deferred Stock Purchase Plan. Dura credits, in the form of restricted stock units, an amount equal to one-third of fees deferred by directors that were credited toward restricted stock units in 2006. Mr. Futterknecht deferred 33% of his fees, Messrs. Czarnecki, Ghafari, and Jones deferred 50% of their fees, and Messrs. Preda and Whitney deferred 100% of their fees. As of December 31, 2006, Messrs. Czarnecki, Edwards, Futterknecht, Ghafari, Jones, Preda, and Whitney have 33,354, 29,988, 31,279, 38,639, 50,952, 66,710, and 77,281 shares credited to their accounts, respectively.

[3]	Mr. Jones received $45,086 in 2006 for consulting fees pursuant to a consulting agreement he entered into with the Company.

[4]	The following directors have options to acquire Dura Class A Common stock: Mr. Edwards — 3,000 shares; Mr. Jones — 50,000 shares; and Mr. Whitney — 1,600 shares.
     For service in 2006, directors who are not employees of Dura or any of its affiliates (“Outside Directors”) each received an annual retainer of $75,000. All or a portion of the retainer, but not less than 25%, may be deferred and credited to an account maintained for the Outside Director under the Dura Automotive Systems, Inc. Director Deferred Stock Purchase Plan. Dura will credit to the Outside Director’s account an additional amount equal to one-third of the amount deferred. Deferred amounts are payable only in shares of the Company’s Class A Common Stock. Amounts contributed by Dura become vested on the first day of the third plan year following the date such amounts are credited to the director’s account. Payment is made in a lump sum or in installment payments, in the form of a stock certificate, commencing in January of the year specified by the director in his deferral election. Outside Directors were not paid for attendance at board or committee meetings, but were reimbursed for out-of-pocket expenses incurred to attend such meetings
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
OPEN

     Unless otherwise noted, the following table sets forth certain information regarding the beneficial ownership of the Class A Stock as of June 30, 2007 by (i) the beneficial owners of more than 5% of each class of Class A Stock of Dura, (ii) each director, director nominee and named executive officer of Dura and (iii) all directors and executive officers of Dura as a group. To the knowledge of Dura, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the Common Stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act. Unless otherwise indicated in the footnotes, each person’s address is care of Dura, 2791 Research Drive, Rochester Hills, Michigan 48309.

	Beneficial Ownership
	Class A Stock
Directors, Nominees, Officers	Number of	Percent
and 5% Stockholders	Shares	of Class
Lawrence A. Denton (1)	702,285	3.3%
John J. Knappenberger (1)	385,075	1.8%
Milton D. Kniss (1)	397,150	1.9%
Jurgen von Heyden (1)	258,810	1.2%
Theresa L. Skotak	220,750	1.0%
Keith R. Marchiando (1)	153,043	*
J. Richard Jones (1)	51,481	*
Timothy C. Stephens	84,408	*
Walter P. Czarnecki	38,354	*
Jack K. Edwards (1)	40,488	*
James O. Futterknecht, Jr.	31,279	*
Yousif B. Ghafari	38,639	*
Nick G. Preda	66,709	*
Ralph R. Whitney, Jr. (1)	90,766	*
Dimensional Fund Advisors (2)	1,392,971	6.6%
All Directors and Officers as a group (14 persons)	2,565,267	12.2%
* Less than one percent

(1)	Includes shares as to which the officer or director has the right to acquire within 60 days through the exercise of stock options, as follows: Mr. Denton — 680,000 shares; Mr. Knappenberger — 341,250 shares; Mr. Kniss — 382,500 shares; Mr. Marchiando — 150,000 shares; Mr. von Heyden — 258,810 shares; Mr. Edwards — 3,000 shares; Mr. Jones — 50,000 shares; Mrs. Skotak — 220,750 shares; Mr. Stephens — 77,500 shares; and Mr. Whitney —1600 shares.

(2)	Dimensional Fund Advisors reported as of December 31, 2006, sole voting and dispositive power with respect to 1,392,971 shares of Class A Stock, representing 7.37% of the outstanding shares of Class A Stock at that time. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
     In preparing this table, Dura has relied upon information supplied by certain beneficial owners and upon information contained in filings with the Securities and Exchange Commission.
Item 13. Certain Relationships and Related Transactions
     In connection with Dura’s acquisition of Trident Automotive plc in April 1998, Dura entered into a consulting agreement with Mr. J. Richard Jones on April 8, 1998. Mr. Jones was subsequently appointed to the Board of Directors of Dura in May 1998 and currently serves as a director. Upon the execution of the consulting agreement, Mr. Jones received a cash payment of $2.0 million in connection with the termination of Mr. Jones’ prior employment agreement with Trident, and as consideration for entering into a noncompete with Dura, Mr. Jones also received options to purchase 50,000 shares of Class A Stock at an exercise price of $38.63 per share. The consulting agreement, as amended, has a term ending on May 5, 2007, and provides that Mr. Jones is entitled to consulting payments of $300,000 per annum for the first four years of the agreement and $60,000 per annum thereafter. In addition, Mr. Jones was entitled to certain other benefits under the agreement through the first five years of the agreement, including heath care coverage, automobile and country club allowances, life insurance coverage and a lifetime annuity contract purchased by Dura. In the aggregate, Mr. Jones has subsequently received payments and other benefits under the consulting agreement through December 31, 2006 approximating $1,671,599. Mr. Jones received payments and other benefits under the consulting agreement approximating $45,086 in 2006 and $60,708 in 2005. Dura also reimburses Mr. Jones for his expenses incurred from time to time in providing consulting services to Dura.
     In November 2001, we entered into a definitive agreement to divest our Plastic Products business for total proceeds of $41.0 million. The transaction closed on January 28, 2002. Two members of our Board of Directors are members of management of an investor group, which is the general partner of the controlling shareholder of the acquiring company. We currently hold a note receivable from the acquiring company for $6.0 million. The first payment of $4.0 million was due on this note in February 2007, with the remainder of $2.0 million due in February 2008. Based upon our evaluation as to the likelihood that the acquiring company would be able to pay the required amounts (the purchaser has failed to pay or remedy the February 2007 payment), given its current deteriorating financial condition and the subordination of this note to its other creditors, we have provided a full valuation allowance against the note receivable. The valuation allowance change is reflected in facility consolidation, asset impairment and other charges. In 2001, we recognized the loss on the sale of the unit in other charges.
Item 14. Principle Accountant Fees and Services
     The Audit Committee has reappointed the firm of Deloitte & Touche LLP, an independent registered public accounting firm, the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”), 400 One Financial Plaza, 120 South Sixth Street, Minneapolis, MN 55402, to examine Dura’s financial statements and internal controls over financial reporting for the current fiscal year ending December 31, 2007.
Audit and Other Fees
     The aggregate fees billed by Deloitte to the Company are as follows:

	Year Ended December 31,
	2006	2005
Audit Fees (1)	$5,586,846	$5,308,000
Audit-Related Fees (2)	40,944	44,000
Tax Fees (3)	955,338	1,410,000
All Other Fees	—	—

	$6,583,128	$6,762,000

(1)	Fees for audit services billed in 2006 and 2005 consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) comfort letters, statutory audits, consents and other services related to SEC matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audit. Fees for audit services billed in 2005 included the audit of the Company’s internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act.

(2)	Fees for audit-related services billed in 2006 and 2005 were primarily for employee benefit plan audits.

(3)	Fees for tax services billed in 2006 and 2005 consisted of tax compliance and tax planning and advice. Tax compliance and planning services consisted of (i) tax return assistance; (ii) assistance with tax return filings in certain foreign jurisdictions; (iii) assistance with tax audits and appeals; (iv) preparation of expatriate tax returns; (v) tax advice related to structuring certain proposed transactions; (vi) tax services with regards to research and development; and (vii) general tax planning matters.

Pre-Approval Policies
     The Audit Committee has adopted the following policy regarding the approval of audit and non-audit services provided by the Company’s independent registered public accounting firm. Pre-approved services in the following areas may be authorized by Company financial personnel, without approval of any Audit Committee member, if the proposed or expected fee is not greater than $500,000:
(1)	Consents, comfort letters, reviews of registration statements and similar services that incorporate or include the audited financial statements of the Company;

(2)	Employee benefit plans;

(3)	Accounting consultations and support related to Generally Accepted Accounting Principles (“GAAP”);

(4)	Tax compliance and related support for any tax returns filed by the Company, and returns filed by any executive or expatriate under a Company-sponsored program; and

(5)	Merger and acquisition due diligence services.
     Company financial personnel will update the Audit Committee on a regular basis with respect to previously approved tax projects and other non-audit services. The Chairman of the Audit Committee may approve (a) services for projects that have been pre-approved by the Audit Committee and for which the fees are proposed or expected to be greater than $500,000 and (b) services for projects which have not been pre-approved and for which the proposed fees are greater than $100,000. The Audit Committee has authorized Company financial personnel to proceed with non-audit services for projects that have not been pre-approved, but which will not involve fees greater than $100,000 in the aggregate, and then make full reports concerning such projects to the Audit Committee at its next meeting. All of the 2006 audit and non-audit services were approved in accordance with the Company’s pre-approval policies.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) Documents Filed as Part of this Report on Form 10-K
(1)	Financial Statements:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Stockholders’ Investment (deficit) for the Years Ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:
•	Financial Statement Schedule II—Valuation and Qualifying Accounts
(3)	Exhibits: See “Exhibit Index”

DURA AUTOMOTIVE SYSTEMS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Page
Number in
Sequential
Numbering
of all Form
10-K
and
Exhibit
Exhibit		Pages

3.1	Restated Certificate of Incorporation of Dura Automotive Systems, Inc., incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-4 (Registration No. 333-81213) (the “S-4”).	*

3.2	Amended and Restated By-laws of Dura Automotive Systems, Inc., incorporated by reference to exhibit 3.2 of the Registration Statement on Form S-1 (Registration No. 333-06601) (the “S-1”).	*

4.1	Registration Agreement, dated as of August 31, 1994, among Dura, Alkin and the MC Stockholders (as defined therein), incorporated by reference to Exhibit 4.3 of the S-1.	*

4.2	Form of certificate representing Class A common stock of Dura, incorporated by reference to Exhibit 4.6 of the S-1	*

4.3	Indenture, dated April 22, 1999, between Dura Operating Corp., Dura Automotive. Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in U.S. dollars, incorporated by reference to Exhibit 4.7 of the S-4.	*

4.4	Indenture, dated April 22, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in Euros, incorporated by reference to Exhibit 4.8 of the S-4.	*

4.5	Certificate of Trust of Dura Automotive Systems Capital Trust, incorporated by reference to Exhibit 4.8 of the Registrant’s Form S-3, Registration No. 333-47273 filed under the Securities Act of 1933 (the “Form S-3”).	*

4.6	Form of Amended and Restated Trust Agreement of Dura Automotive Systems Capital Trust among Dura Automotive Systems, Inc., as Sponsor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee and the Administrative Trustees named therein, incorporated by reference to Exhibit 4.9 of the Form S-3.	*

4.7	Form of Junior Convertible Subordinated Indenture between Dura Automotive Systems, Inc. and The First National Bank of Chicago, as Indenture Trustee, incorporated by reference to Exhibit 4.10 of the Form S-3.	*

Page
Number in
Sequential
Numbering
of all Form
10-K
and
Exhibit
Exhibit		Pages

4.8	Form of Preferred Security, incorporated by reference to Exhibit 4.11 of the Form S-3.	*

4.9	Form of Debenture, incorporated by reference to Exhibit 4.12 of the Form S-3.	*

4.10	Form of Guarantee Agreement between Dura Automotive Systems, Inc., as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee with respect to the Preferred Securities of Dura Automotive Systems Capital Trust, incorporated by reference to Exhibit 4.13 of the Form S-3.	*

4.11	Indenture, dated June 22, 2001, between Dura Operating Corp., Dura Automotive Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee, relating to the Series C and Series D, 9% senior subordinated notes denominated in U.S. Dollars, incorporated by reference to Exhibit 4.7 of the S-4.	*

4.12	Supplemental Indenture, dated July 29, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in U.S. dollars, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.	*

4.13	Supplemental Indenture, dated July 29, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in Euros, incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.	*

4.14	Second Supplemental Indenture, dated June 1, 2001 between Dura Operating Corp., Dura Automotive Systems, Inc., the guaranteeing subsidiary named therein, the original guarantors named therein and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 (Registration No. 333-65470).	*

Page
Number in
Sequential
Numbering
of all Form
10-K
and
Exhibit
Exhibit		Pages

4.15	Supplemental Indenture, dated as of February 21, 2002, by and among Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and U.S. Bank Trust National Association, as trustee under the indentures relating to the 9% senior subordinated notes, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.	*

4.16	Indenture, dated April 18, 2002, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors named therein and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012, incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-4 (Registration No. 333-88800).	*

4.17	Supplemental Indenture, dated as of October 22, 2003, among Creation Group Holdings, Inc., Creation Group, Inc., Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company, Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012. Incorporated by reference to Exhibit 4.21 to Form 10-K for the year ended December 31, 2003.	*

4.18	Supplemental Indenture, dated as of October 22, 2003 among Creation Group Holdings, Inc., Creation Group, Inc., Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company, Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes. Incorporated by reference to Exhibit 4.22 to Form 10-K for the year ended December 31, 2003.	*

10.1**	1996 Key Employee Stock Option Plan, incorporated by reference to Exhibit 10.27 of the S-1.	*

10.2**	Independent Director Stock Option Plan, incorporated by reference to Exhibit 10.28 of the S-1.	*

10.3**	Employee Stock Discount Purchase Plan, as amended, incorporated by reference to Exhibit B to the 2003 Proxy Statement filed with the SEC on April 29, 2003.	*

10.4**	Stock Option Agreement, dated as of August 31, 1994, between Dura Automotive Systems, Inc., and Alkin, incorporated by reference to Exhibit 10.4 of S-1.	*

Page
Number in
Sequential
Numbering
of all Form
10-K
and
Exhibit
Exhibit		Pages

10.5**	Dura Automotive Systems, Inc. 2003 Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2003, filed with the SEC on March 11, 2004.	*

10.6**	Consulting Agreement, dated as of April 1, 2003, between Dura Automotive Systems, Inc. and Karl F. Storrie, incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2003, filed with the SEC on March 11, 2004.	*

10.7**	Employment Letter, dated December 23, 2002, relating to the offer of employment for Mr. Larry Denton, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003, filed with the SEC on March 11, 2004.	*

10.8**	Employment Agreement, dated February 16, 2006, between Dura Automotive Systems, Inc. and Jr. Jurgen von Heyden, incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to Form 8-K filed with the SEC on February 23, 2006.	*

10.9**	Termination of Employment Agreement by and between Dura Holding Germany GmbH represented by Dura Operating Corporation and Heyden/Mr. Jurgen von Heyden.	—

10.10**	1998 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-Q for the quarterly period ended June 30, 2004 filed with the SEC on August 6, 2004.	*

10.11**	Deferred Income Leadership Stock Purchase Plan, incorporated by reference to Appendix A of the 2000 Proxy Statement filed with the SEC on May 25, 2000.	*

10.12**	Director Deferred Stock Purchase Plan, incorporated by reference to Appendix B of the 2000 Proxy Statement filed with the SEC on May 25, 2000.	*

10.13	Fifth Amended and Restated Credit Agreement, Dated May 3, 2005, among Dura Automotive Systems, Inc., as Parent Guarantor, The Subsidiary Guarantors Party thereto, as Loan Guarantors, Dura Operating Corp., and Dura Automotive Systems (Canada), Ltd., as borrowers; and Bank of America, N.A., J.P. Morgan Chase Bank, N.A., and J.P. Morgan Securities Inc., as lenders, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 29, 2005.	*

Page
Number in
Sequential
Numbering
of all Form
10-K
and
Exhibit
Exhibit		Pages

10.14	$150,000,000 Credit Agreement dated May 3, 2005 among Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp., as Borrower, The Subsidiary Guarantors from time to time parties thereto; and Wilmington Trust Company, Bank of America Securities, LLC, J.P. Morgan Chase Bank, N.A., as lenders, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 29, 2005.	*

10.15	Intercreditor agreement dated May 3, 2005, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 29, 2005.	*

10.16	1998 Stock Incentive Plan, as amended May 25, 2000 and as further amended May 19, 2004, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on From 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 6, 2004.	*

10.17	Form of Change of Control Agreement dated as of June 16, 2004, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 6, 2004.	*

10.18**	Deferred Compensation Plan Change of Control Agreement dated as of June 16, 2004, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 6, 2004.	*

10.19**	Plan participants of the Dura Automotive Systems, Inc. 2003 Supplemental Executive Retirement Plan as of March 1, 2006.	—

10.20**	Plan participants of the Dura Automotive Systems, Inc. Change of Control Agreements.	—

10.21**	Employment Contract between the Company and David Szczupak.	—

10.22**	Employment Contract between the Company and David L. Harbert.	—

10.23**	Termination of Employment Contract between the Company and Milton D. Kniss.	—

10.24**	Tatum, LLC Interim Engagement Resource Agreement.	—

10.25**	Key Management Incentive Plan.	—

10.26**	Performance Share Award Agreement dated May 31, 2006.	—

10.27	$115,000,000 Senior Secured Super-priority Debtor In Possession Revolving Credit Facilities and Guaranty Agreement, dated as of November 30, 2006	—

10.28	Amendment No.1 and Waiver to the Debtor In Possession Revolving Credit Facilities and Guaranty Agreement dated May 1, 2007.	—

Page
Number in
Sequential
Numbering
of all Form
10-K
and
Exhibit
Exhibit		Pages

10.29	Amendment No.2 to the Debtor In Possession Revolving Credit and Guaranty Credit Agreement, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the SEC on July 6, 2007.	*

10.30	$185,000,000 Senior Secured Super-priority Debtor In Possession Term Loan and Guaranty Agreement, dated as of October 31, 2006	—

10.31	Amendment to the Debtor In Possession Term Loan and Guaranty Agreement dated November 30, 2006.	—

10.32	Amendment No.2 and Waiver to Debtor In Possession Term Loan and Guaranty Agreement dated May 1, 2007.	—

10.33	Amendment No.3 to Debtor In Possession Term Loan and Guaranty Agreement, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 6, 2007.	*

12.1	Statement of Computation of Ratio of Earnings (Loss) to Fixed Charges.	—

21.1	Subsidiaries of Dura Automotive Systems, Inc.	—

23.1	Consent of Deloitte & Touche LLP filed herewith.	—

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*	Incorporated by reference.

**	Indicates compensatory arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURA AUTOMOTIVE SYSTEMS, INC.
By	/s/ Lawrence A. Denton
Lawrence A. Denton,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: July 16, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Denton	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	July 16, 2007
Lawrence A. Denton

/s/ Walter P. Czarnecki	Director	July 16, 2007
Walter P. Czarnecki

/s/ Jack K. Edwards	Director	July 16, 2007
Jack K. Edwards

/s/ James O. Futterknecht, Jr.	Director	July 16, 2007
James O. Futterknecht, Jr.

/s/ Yousif B. Ghafari	Director	July 16, 2007
Yousif B. Ghafari

/s/ J. Richard Jones	Director	July 16, 2007
J. Richard Jones

/s/ Nick G. Preda	Director	July 16, 2007
Nick G. Preda

/s/ Ralph R. Whitney, Jr.	Director	July 16, 2007
Ralph R. Whitney, Jr.

/s/ David L. Harbert	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	July 16, 2007
David L. Harbert