Form 10-K/A
period 2006-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2007-12-21
CIK 1016177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note
     This amendment to the Annual Report on Form 10-K/A (“Amendment No. 1”) is being filed in order to reflect the restatement of previously issued consolidated financial statements as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006 included in the original Annual Report on Form 10-K for the fiscal year ended December 31, 2006, previously filed on July 16, 2007 (the “Original Filing”).
     Subsequent to the issuance of the Company’s consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data,” in the Original Filing, the Company determined that certain information in the Condensed Consolidating Guarantor and Non-Guarantor Financial Information Footnote — Note 13 contained errors. See Note 17 to the consolidated financial statements for a more detailed description of these errors that resulted in the restatement. The correction of these errors has no impact, for any previously reported period, on the Company’s (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of stockholders’ investment (deficit), or (iv) consolidated statements of cash flows.
     This Amendment No. 1 on Form 10-K/A amends and restates only Items 8 and 9A of Part II and Item 15 of Part IV of the Original Filing to reflect the restatement of the Company’s consolidated financial statements and notes thereto for the periods presented. Except for the foregoing amended information, this Amendment No. 1 on Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s SEC Filings made subsequent to the original filing. We are also updating the Signature Page and certifications of our Chief Executive and Financial Officers contained in Exhibits 31.1, 31.2, 32.1 and 32.2.

Dura Automotive Systems, Inc.
INDEX

PART II
Item 8. Financial Statements and Supplementary Data
Item 9A. Controls and Procedures
Item 9B. Other Information

PART IV
Item 15. Exhibits and Financial Statement Schedule
Signatures
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Item 8. Financial Statements and Supplementary Data

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Dura Automotive Systems, Inc.
Rochester Hills, Michigan
We have audited the accompanying consolidated balance sheets of Dura Automotive Systems, Inc. and subsidiaries (Debtor-in-Possession) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ investment (deficit), and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dura Automotive Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein
As discussed in Note 1 to the consolidated financial statements, Dura Automotive Systems, Inc. and its United States and Canadian subsidiaries filed for reorganization under chapter 11 of the United States Bankruptcy Code.  The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings.  In particular, such consolidated financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.
As discussed in Note 17, the accompanying consolidated financial statements have been restated.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Notes 1 and 14 to the consolidated financial statements, the Company has incurred significant losses from operations during 2006, had negative working capital, negative stockholders’ investment (deficit), and is in default under the terms of the Company’s long-term debt agreements. In addition, the ability of the Company to comply with the terms and conditions of the debtor-in-possession financing agreement, to obtain confirmation of a plan of reorganization under chapter 11 of the United States Bankruptcy Code, to reduce wage and benefit costs and liabilities through the bankruptcy process, to return to profitability, to generate sufficient cash flow from operations, and to obtain financing sources to meet the Company’s future obligations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also discussed in Notes 1 and 14 to the consolidated financial statements. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.
DELOITTE & TOUCHE LLP
Detroit, Michigan
July 13, 2007 (December 20, 2007 as to the effects of the restatement discussed in Note 17)

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$90,446	$101,889
Accounts receivable, net of allowance of $6,498 in 2006 and $5,061 in 2005	311,981	286,029
Inventories	149,367	128,681
Deferred income taxes	6,642	17,978
Other current assets	123,612	87,254
Current assets of discontinued operations	—	10,975

Total current assets	682,048	632,806

Property, plant and equipment, net	465,475	450,379
Goodwill	258,313	850,152
Deferred income taxes	22,037	66,542
Other assets, net of accumulated amortization of $383 in 2006 and $19,377 in 2005	26,968	63,280
Noncurrent assets of discontinued operations	—	12,050

	$1,454,841	$2,075,209

LIABILITIES AND STOCKHOLDERS’ INVESTMENT (DEFICIT)
Current Liabilities:
Debtors-in-possession financing	$165,000	$—
Current maturities of long-term debt	4,679	3,473
Accounts payable	164,831	261,258
Accrued liabilities	160,624	158,835
Accrued pension and postretirement benefits	1,437	16,741
Deferred income taxes	2,768	2,577
Current liabilities of discontinued operations	—	6,771

Total current liabilities	499,339	449,655

Long-term liabilities:
Long-term debt, net of current maturities	2,596	1,139,952
Pension and postretirement benefits	68,044	69,717
Other noncurrent liabilities	39,515	62,657
Deferred income taxes	8,132	8,439
Noncurrent liabilities of discontinued operations	—	218

Total long-term liabilities	118,287	1,280,983

Liabilities subject to compromise	1,335,083	—

Total liabilities	1,952,709	1,730,638

Commitments and Contingencies (Notes 6, 7, 10 and 11)
Minority interests	5,459	4,864
Stockholders’ Investment (deficit):
Preferred stock, par value $1; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, Class A; par value $.01; 60,000,000 shares authorized; 18,904,222 and 18,774,948 issued and outstanding, respectively	189	188
Common stock, Class B; par value $.01; 10,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	351,878	351,994
Treasury stock at cost	(1,743)	(1,948)
Accumulated deficit	(1,002,185)	(91,528)
Accumulated other comprehensive income	148,534	81,001

Total stockholders’ investment (deficit)	(503,327)	339,707

	$1,454,841	$2,075,209

The accompanying notes are an integral part of these consolidated financial statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2006	2005	2004
Revenues	$2,090,766	$2,291,440	$2,443,446
Cost of sales	2,001,013	2,040,643	2,172,136

Gross profit	89,753	250,797	271,310
Selling, general and administrative expenses	141,939	155,120	149,602
Prepetition professional fees	10,455	—	—
Facility consolidation, asset impairment and other charges	684,238	11,397	21,817
Amortization expense	405	434	445

Operating income (loss)	(747,284)	83,846	99,446
Interest expense, net of interest income of $2,815 in 2006, $2,987 in 2005, and $2,985 in 2004	101,784	99,823	89,351
Gain on early extinguishment of debt, net	—	14,805	—

Income (loss) from continuing operations before reorganization items, income taxes and minority interest	(849,068)	(1,172)	10,095
Reorganization items	25,315	—	—

Income (loss) from continuing operations before income taxes and minority interest	(874,383)	(1,172)	10,095
Provision for income taxes	46,520	423	1,364
Minority interest in non wholly owned subsidiaries	432	177	—

Income (loss) from continuing operations	(921,335)	(1,772)	8,731
Income from discontinued operations, including gain on disposals, net of tax of $1,442 in 2006, $2,265 in 2005, and $2,306 in 2004	9,658	3,586	2,992

Income (loss) before change in accounting principle	(911,677)	1,814	11,723
Cumulative effect of change in accounting principle, net of tax of $712	1,020	—	—

Net income (loss)	$(910,657)	$1,814	$11,723

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(48.83)	$(0.09)	$0.47
Income from discontinued operations	0.51	0.19	0.16
Cumulative effect of change in accounting principle	0.05	—	—

Net income (loss)	$(48.27)	$0.10	$0.63

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(48.83)	$(0.09)	$0.46
Income from discontinued operations	0.51	0.19	0.16
Cumulative effect of change in accounting principle	0.05	—	—

Net income (loss)	$(48.27)	$0.10	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (DEFICIT)

									Accumulated	Total
	Common Stock				Additional				Other	Stockholders’
	Class A		Class B		Paid—in	Treasury Stock		Accumulated	Comprehensive	Investment
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	(Deficit)
	(in thousands, except share amounts)
Balance, December 31, 2003	16,734,228	$168	1,646,150	$16	$349,220	233,276	$(2,452)	$(105,065)	$88,700	$330,587
Sale of stock under Employee Stock Discount Purchase Plan	114,052	1	—	—	937	—	—	—	—	938
Conversion from Class B to Class A	1,646,150	16	(1,646,150)	(16)	—	—	—	—	—	—
Exercise of options	138,100	1	—	—	1,353	—	—	—	—	1,354
Treasury shares, net	—	—	—	—	61	3,735	(61)	—	—	—
Net income	—	—	—	—	—	—	—	11,723
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	69,669
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(6,780)
Total comprehensive income										74,612

Balance, December 31, 2004	18,632,530	186	—	—	351,571	237,011	(2,513)	(93,342)	151,589	407,491
Sale and exercise of stock options, including the value of treasury stock	142,418	2	—	—	423	(53,328)	565	—	—	990
Net income	—	—	—	—	—	—	—	1,814
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(64,832)
Minimum pension liability, net of tax	—	—	—	—	—	—	—	—	(5,756)
Total comprehensive loss										(68,774)

Balance, December 31, 2005	18,774,948	188	—	—	351,994	183,683	(1,948)	(91,528)	81,001	339,707
Sale and exercise of stock options, including the value of treasury stock	129,274	1	—	—	(116)	(19,321)	205	—	—	90
Net loss			—	—	—	—	—	(910,657)	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	75,561
Minimum pension liability	—	—	—	—	—	—	—	—	(3,128)
Total comprehensive loss										(838,224)
SFAS 158 adjustment	—	—	—	—	—	—	—	—	(4,900)	(4,900)

Balance, December 31, 2006	18,904,222	$189	—	$—	$351,878	164,362	$(1,743)	$(1,002,185)	$148,534	$(503,327)

The accompanying notes are an integral part of these consolidated financial statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2006	2005	2004
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(910,657)	$1,814	$11,723
Less: Net earnings from discontinued operations	9,658	3,586	2,992
Less: Cumulative effect of accounting change, net of tax	1,020	—	—

Income (loss) from continuing operations	(921,335)	(1,772)	8,731
Adjustments required to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	78,825	78,263	82,069
Asset impairments	10,838	3,160	7,100
Goodwill impairment	636,927	—	—
Facility consolidation and other	36,473	8,237	14,717
Amortization of deferred financing fees	4,122	3,889	3,522
(Gain)/loss on sale of property, plant and equipment	(2,398)	(196)	1,429
Bad debt expense	42	1,856	209
Reorganization items	25,315	—	—
Deferred income tax benefit (loss)	46,387	(27,156)	(16,663)
Favorable settlement of environmental matters	—	(9,960)	—
Gain on early extinguishment of debt	—	(14,805)	—
Change in other operating items:
Accounts receivable	(11,167)	(30,505)	27,032
Inventories	(13,885)	14,064	(16,432)
Other current assets	(11,732)	(20,814)	6,541
Accounts payable and accrued liabilities	(59,184)	(9,203)	993
Other assets, liabilities and noncash items	(1,155)	(15,707)	(18,912)

Net cash provided by (used in) continuing operating activities	(181,927)	(20,649)	100,336

INVESTING ACTIVITIES:
Capital expenditures	(84,430)	(63,868)	(65,072)
Proceeds from the sale of assets and other	6,370	2,490	—
Other acquisition related activities	—	—	(13,327)

Net cash used in continuing investing activities	(78,060)	(61,378)	(78,399)

FINANCING ACTIVITIES:
Debtors in possession borrowings	165,000	—	—
Net borrowings under prepetition revolving credit facilities	68,861	—	—
Net borrowings under revolving credit facilities	—	17,500	—
Long-term borrowings	—	153,285	568
Repayments of long-term borrowings	—	(179,459)	(19,227)
Payment on termination of interest rate swap	(12,185)	—	—
Deferred gain on termination of interest rate swap	—	11,374	—
Proceeds from equity securities, net	257	673	2,353
Debt issue costs	(10,522)	(7,613)	(552)
Other, net	(98)	(86)	(61)

Net cash provided by (used in) continuing financing activities	211,313	(4,326)	(16,919)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	16,331	(7,942)	(718)

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	(32,343)	(94,295)	4,300
CASH FLOW FROM DISCONTINUED OPERATIONS:
Operating activities	3,313	7,565	8,136
Investing activities	17,587	(2,949)	(2,136)

NET CHANGE IN CASH FLOWS FROM DISCONTINUED OPERATIONS	20,900	4,616	6,000
CASH AND CASH EQUIVALENTS:
Beginning of period	101,889	191,568	181,268

End of period	$90,446	$101,889	$191,568

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$70,360	$95,293	$85,217
Cash paid for income taxes	$13,336	$10,496	$10,330
Unpaid capital expenditures	$9,518	$11,649	$12,516
Capitalized interest expense	$101	$453	$—
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
     The Debtors are currently operating pursuant to chapter 11 under the Bankruptcy Code and continuation of Dura as a going-concern is contingent upon, among other things, the Debtors’ ability (i) to comply with the terms and conditions of the Debtors-in-possession financing agreements, the DIP Credit Agreements, described in Note 7 to the consolidated financial statements; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify our complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet our future obligations. These matters create uncertainty relating to our ability to continue as a going concern. The accompanying condensed combined financial statements reported in Note 14 to the consolidated financial statements, do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, any plan of reorganization could materially change amounts reported in our combined financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities that may be necessary as a consequence of reorganization under chapter 11.
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

2. Significant Accounting Policies:
Principles of Consolidation:
     The accompanying consolidated financial statements include our accounts and those of our wholly and majority owned subsidiaries. Net income is reduced by the portion of the net income of subsidiaries applicable to minority interests. All majority owned subsidiaries are consolidated with all intercompany accounts and activities being eliminated. The operating results of Dura Ganxiang Automotive Systems (Shanghai) Co., Ltd., of which we own 55% of its outstanding common stock, and Dura Vehicle Component Co. Ltd., of which we own 90% of its outstanding common stock, are consolidated in the accompanying financial statements with the non-owned portion shown as minority interest. Our 50% investment in Duratronics GmbH is carried on the equity method as we do not exert controlling interest over its operations.
Reclassifications:
     Certain prior year amounts have been reclassified to reflect current year classification to reflect the sale in 2006 of a subsidiary that is required to be reported as a discontinued operation under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”(“SFAS 144”), as described in Note 3 to the consolidated financial statements.
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
     In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), we perform impairment tests using both a discounted cash flow methodology and a market multiple approach for each of our four reporting units (Control Systems, Body & Glass, Atwood Mobile Products and Other Operating Companies). This impairment test is conducted during the second quarter of each year or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. In connection with our ongoing review of goodwill during our second quarter of 2006, our analysis indicated the reported value of our goodwill in our Control Systems reporting unit, recorded in connection with various acquisitions that have been completed over the last ten years, was materially impaired. No other impairments were indicated for the other three reporting units. Under SFAS No. 142, we began the step two impairment assessment of the Control Systems’ goodwill. At the end of our second quarter, we disclosed that we were unable to make a good-faith estimate of the potential amount or range of amounts of the impairment charge. During our third quarter ended October 1, 2006, we completed our step two impairment analysis and determined that all of the Control Systems reporting unit’s goodwill was impaired. Accordingly, we recorded an impairment charge for the total amount of the Control Systems reporting unit goodwill of approximately $637.3 million. This charge is reflected in facility consolidation, asset impairment and other charges in the accompanying consolidated statement of operations. In addition to the completion of our assessment of the Control Systems reporting unit, we also reassessed the carrying values of our other reporting units during the second half of 2006, and concluded that no impairment had occurred. If we do not obtain the financial results planned for in our restructuring plans, further impairment of our goodwill could occur.
     All goodwill assigned to the Automotive Segment as of December 31, 2006, is associated with the Body & Glass reporting unit’s acquisitions. No goodwill is recorded for the Other Operating Companies and Control Systems reporting units.
A summary of the carrying amount of goodwill by reporting segment is as follows (in thousands):

		Atwood
		Mobile
	Automotive	Products	Total
Balance, December 31, 2005	$778,836	$71,316	$850,152
Currency translation adjustment	45,467	—	45,467
Impairment	(637,306)	—	(637,306)
Adjustments	—	—	—

Balance, December 31, 2006	$186,997	$71,316	$258,313

     Other noncurrent assets consisted of the following (in thousands):

	December 31,
	2006	2005
Debt issue costs, net of amortization of $19,110 in 2005	$—	$19,115
Notes receivable, net of reserves	246	7,677
Other assets	13,499	18,843
Other intangible assets	13,223	17,645

	$26,968	$63,280

     In accordance with SOP 90-7, the unamortized prepetition debt issue costs of $15.5 million at December 31, 2006, are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt.
     Other intangible assets consists primarily of trademarks and brand names of $6.9 million as of December 31, 2006 and 2005, that are not being amortized as their estimated useful lives are considered indefinite. In 2005, other intangible included $3 million of pension assets which was classified to accumulated other comprehensive income, in accordance with the guidance of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), (see Note 10 to the consolidated financial statements, Employee Benefit Plans). Other intangible assets also include amortizing intangible assets which consist primarily of license agreements, customer relationships and other of $6.3 million and $10.8 million, as of December 31, 2006 and 2005, respectively. The amortization of other intangible assets was not significant in 2006 and 2005.
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

$1,335,083

Contractual Interest Expense:
     In accordance with the Court-approved first day motion, the Company continues to accrue and pay the interest on its Second Lien Term Loan whose principal balance is subject to compromise. Effective October 30, 2006, interest on unsecured prepetition debt, other than the Second Lien Term Loan, has not been accrued as provided for under the U.S. Bankruptcy code. As of December 31, 2006, the amount of unrecorded interest on prepetition debt was approximately $15.0 million. Contractual interest expense for the year ended December 31, 2006 was $119.6 million.
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
Restructuring Charges:
     We recognize restructuring charges in accordance with SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”(“SFAS 88”), SFAS No. 112 “Employer’s Accounting for Post-employment Benefits” (“SFAS 112”), SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”) and EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination.” Such charges relate to exit activities and primarily include employee termination charges, lease expenses net of any actual or estimated sublease income, employee relocation, asset impairment charges, moving costs for related equipment and inventory, and other exit related costs associated with a plan approved by senior level management. The recognition of restructuring charges requires us to make certain assumptions and estimates as to the amount and when to recognize exit activity related charges. Quarterly, we re-evaluate the amounts recorded and adjust for changes in estimates as facts and circumstances change.
Income Taxes:
     We account for income taxes in accordance with the provisions of SFAS No. 109 “Accounting for Income Taxes” (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income benefits on net operating loss carryforwards to the extent we believe we will utilize them in future tax filings.
Comprehensive Income (Loss):
     Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments, and additional minimum pension liability. In accordance with SFAS No. 130 “Reporting of Comprehensive Income” (“SFAS 130”), we have chosen to disclose comprehensive income (loss) in the consolidated statements of stockholders’ investment (deficit).
     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,
	2006	2005	2004
Foreign currency translation adjustment	$184,250	$108,688	$173,520
Minimum pension liability of $15,267 in 2006, $17,032 net of tax in 2005, and $13,832 net of tax in 2004, respectively	(35,716)	(27,687)	(21,931)

	$148,534	$81,001	$151,589

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

New and Proposed Accounting Pronouncements:
     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits companies to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently in the process of evaluating the effect, if any, SFAS No. 159 will have on our consolidated financial statements in 2008.

     In September 2006, the FASB issued SFAS 158,. SFAS 158 requires recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability, with future changes in the funded status recognized through other comprehensive income in the year in which they occur. Previously, under SFAS 132(R) “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132 (R)”), certain intangible assets were reflected rather than charging such amounts to other comprehensive income. Intangible assets related to defined benefit and retiree medical at December 31, 2006 (before adjustment), and December 31, 2005, amounted to $2.9 million and $6.2 million, respectively. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Unrecognized prior service costs or credits, net actuarial gains or losses and net transition obligations as well as subsequent changes in the funded status are recognized as a component of accumulated comprehensive loss in stockholders’ equity. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of the new standard. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for Dura at the end of fiscal year 2006 and the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for Dura at the end of fiscal year 2007. The adoption of SFAS 158 increased total liabilities by $0.7 million and decreased total shareholders’ equity by $4.9 million, net of tax at December 31, 2006 (See Note 10 to the consolidated financial statements, Employee Benefit Plans). The adoption of SFAS 158 had no impact on our consolidated results of operations.
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
     The FASB revised SFAS No. 123(R), “Share-Based Payment” (“SFAS 132(R)”) in December 2004 and issued SFAS No. 123(R). This statement supersedes APB No. 25, which resulted in no stock-based employee compensation cost related to stock options if the options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. SFAS No. 123(R) requires recognition of employee services provided in exchange for a share-based payment based on the grant date fair market value. We adopted SFAS 123(R) as of January 1, 2006. This statement applies to all new awards issued as well as awards modified, repurchased, or cancelled. Additionally, for stock-based awards issued prior to the effective date, compensation cost attributable to future services will be recognized as the remaining service is rendered. We adopted SFAS No. 123(R) following the modified prospective basis (See Note 6 to the consolidated financial statements, Stockholders’ Investment (Deficit).
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

     Dura Automotive Systems Köhler GmbH’s assets and liabilities reclassified to discontinued operations at December 31, 2005, were as follows (in thousands):

Current assets of discontinued operations:
Accounts receivable	$5,090
Inventories	3,467
Other current assets	2,418

$10,975

Noncurrent assets of discontinued operations:
Property, plant and equipment, net	$7,879
Other noncurrent assets	4,171

$12,050

Current liabilities of discontinued operations:
Accounts payable	$4,302
Accrued expenses	2,469

$6,771

Noncurrent liabilities of discontinued operations:	$218

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

5. Facility Consolidation, Asset Impairment and Other Charges:
Facility Consolidation:
     As a part of our ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Such costs include employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, asset impairments and other charges in the consolidated statements of operations and were accounted for in accordance with SFAS 88.
     In connection with the streamlining of operations during 2006, we recorded facility consolidation, asset impairment and other charges of $684.2 million, consisting of severance and benefit related costs of $23.1 million, asset impairments of $650.9 million ($637.3 million for goodwill impairment, $10.8 million for fixed asset impairments and $2.8 million for other impairments), a $6.0 million adjustment to our 2001 recorded loss on the sale of our former plastic business due to financial inability of the purchaser to meet their obligations under a note we took as partial payment for the sale, $2.2 million of pension curtailment charges resulting from employee terminations and facility closure and other exit activity costs of $2.0 million.
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
Asset Impairments:
     We recorded $10.8 million in 2006, $3.2 million in 2005 and $7.1 million in 2004, of asset impairment charges related to facility consolidation actions. These charges are reflected as facility consolidation, asset impairments and other charges in the consolidated statements of operations and were accounted for in accordance with SFAS 144.
     In the third quarter of 2006, we completed our step two analysis under SFAS 142 for our Control Systems reporting unit’s goodwill. Based on this analysis, we fully impaired the Control Systems reporting unit’s goodwill and recorded a charge of $637.3 million, as described in Note 2 to the consolidated financial statements.
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

     Potential common shares of 5,289,020; 4,814,083; and 2,360,827 related to our outstanding stock options were excluded from the computation of diluted earnings per share for 2006, 2005 and 2004, respectively, as inclusion of these options would have been anti-dilutive. Potential common shares of 1,288,630 related to our Preferred Securities were excluded from the computation of diluted earnings per share for the above listed years, as inclusion of these shares would have been anti-dilutive.
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

			Weighted	Weighted
	Shares		Average	Average Fair	Exercisable
	Under	Exercise	Exercise	Value of	At End of
	Option	Price	Price	Options Granted	Year
Outstanding, December 31, 2003	3,803,328	$5.60—38.63	$13.14		2,146,003
Granted	1,109,500	9.52	9.52	$7.61
Exercised	(138,100)	7.02—13.50	7.91
Forfeited	(306,800)	7.02—29.00	11.51

Outstanding, December 31, 2004	4,467,928	5.60—38.63	12.58		2,552,315
Granted	1,497,500	3.70—4.27	3.70	2.75
Exercised	(11,075)	7.02—9.15	7.84
Forfeited	(203,085)	3.70—29.00	14.53

Outstanding, December 31, 2005	5,751,268	3.70—38.63	10.15		5,751,268
Granted	—	—	—
Exercised	—	—	—
Forfeited	(462,248)	3.70—29.00	9.50

Outstanding, December 31, 2006	5,289,020	$3.70—38.63			5,289,020

     The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
Range of	Number	Average	Weighted-	Number	Weighted-
Exercisable	Outstanding	Remaining	Average	Exercisable	Average
Options	at 12/31/06	Contractual Life	Exercise Price	at 12/31/06	Exercise Price
$3.70 to 4.27	1,337,875	8.4	$3.70	1,337,875	$3.70
5.60 to 7.02	645,375	6.2	6.76	645,375	6.76
7.50	693,185	4.1	7.50	693,185	7.50
8.25 to 9.52	1,358,050	6.8	9.36	1,358,050	9.36
13.50 to 17.27	660,950	4.4	15.02	660,950	15.02
20.75 to 29.25	543,585	1.6	27.42	543,585	27.42
38.63	50,000	1.3	38.63	50,000	38.63

	5,289,020	5.9	$10.21	5,289,020	$10.21

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

Stock-Based Compensation Plans:
     On January 1, 2006, we adopted the fair value recognition provisions of SFAS 123(R), requiring us to recognize expense related to the fair value of our stock based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, any stock based compensation expense includes: (a) compensation expense for all stock based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123(R); and (b) compensation expense for all stock based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     The following tables illustrate our pro forma net income (loss) and pro forma earnings (loss) per share under the fair value recognition provisions of SFAS 123(R) to stock-based compensation during the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

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
     On May 31, 2006, the Compensation Committee of our Board of Directors made 1,600,000 performance based share grants to the Company officers comprising our Leadership Team. The fair value at the grant date was $2.31 per share, and will expire May 31, 2008, if the required performance goal is not obtained as determined by the Compensation Committee. The required performance goal established by the Compensation Committee is the completion of a material improvement in the Company’s consolidated balance sheet. The Compensation Committee has concluded that as of December 31, 2006, it is less than likely that the stated goal will be obtained given current industry conditions. Accordingly, no related expense has been recorded in the statement of operations for 2006. Thus, as prescribed by SFAS 128, these shares are not included in basic or dilutive earnings per share calculations because the contingency for issuance was not met and because they are anti-dilutive.
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
     The following is a summary of long-term debt at December 31, 2006 and 2005, including current maturities, and unsecured long-term debt included in liabilities subject to compromise as of December 31, 2006:

	December 31,
	2006		2005
	Subject to
	Compromise	Debt
Debtors-In-Possession (“DIP”) Credit Agreements	$—	$165,000	$—
Prepetition Credit Agreement:
Revolving credit facility	—	—	17,500
Second lien term loan	225,000	—	150,000
Senior unsecured notes	400,000	—	400,000
Senior subordinated notes	532,872	—	523,906
Convertible trust preferred securities	55,250	—	55,250
Senior unsecured notes — derivative instrument adjustment	—	—	(10,781)
Deferred gain on interest rate swap, net	8,976	—	—
Debt issue costs, net	(15,527)	—	—
Other	—	7,275	7,550

	1,206,571	172,275	1,143,425
Less — Current maturities	—	(169,679)	(3,473)

	$1,206,571	$2,596	$1,139,952

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
     In April 2002, we completed the offering of $350.0 million 8.625% Senior Unsecured Notes, which were due in April 2012. The interest on the 2002 Senior Unsecured Notes was payable semi-annually each April and October. Principal was payable in full in April 2012. In November 2003, we completed an additional Senior Unsecured Notes offering of $50.0 million, which was due also in April 2012 (collectively the “Senior Unsecured Notes”). The interest on the 2003 Senior Unsecured Notes were payable semi-annually each April and October. No interest expense has been accrued for on this unsecured debt from the date of our bankruptcy filing.
     In April 1999, we completed the offering of our 9% Senior Subordinated Notes. The offering was done in two currencies; $300 million in U.S. dollars and 100 million in Euros. In June 2001, we completed an additional Senior Subordinated Notes offering of $158.5 million (collectively the “Senior Subordinated Notes”). All of the 9% Senior Subordinated Notes were initially payable in May 2009. The interest on the Senior Subordinated Notes was payable semi-annually each May and November. These notes are collateralized by guarantees of certain Dura subsidiaries. During the fourth quarter of 2005 we retired through purchase, Senior Subordinated Notes with an approximate face value of $49.4 million. As of December 31, 2006, the outstanding balance on these Senior Subordinated Notes was $535.6 million. Face value of the Senior Subordinated Notes consists of $409.1 million denominated in U.S. dollars and $126.5 million denominated in Euros. The Euro denominated Senior Subordinated Notes have been converted to the U.S. dollars using the exchange rate applicable to October 30, 2006, the date of our filing for bankruptcy protection, which we believe will be the allowable claim amount for such debt subject to compromise. No interest expense has been accrued for on this unsecured debt from the date of our bankruptcy filing.
     In October 2003, DOC executed an amended and restated credit facility and, in connection therewith, eight subsidiaries acquired by DOC on July 2003 in connection with its acquisition of Creation Group Holdings, Inc. were added as guarantors under the then existing amended and restated credit facility. Under the terms of the indentures governing the Notes, each of these subsidiaries were required to become a Guarantor under the Notes. Only two of the eight subsidiaries were added as Guarantors at that time. The remaining guarantees were not executed until March 2005, and prior to that time DOC was not in compliance with indentures governing the Senior Unsecured Notes and Senior Subordinated Notes.
     In March 1998, Dura Automotive Systems Capital Trust (the “Issuer”), a wholly owned statutory business trust of Dura, completed the offering of its Preferred Securities with total amount of $55.3 million. The Preferred Securities are currently redeemable, in whole or part, and were to be redeemed no later than March 2028. The Preferred Securities are convertible at the option of the holder into our Class A common stock at a rate of 0.5831 shares of Class A common stock for each Preferred Security, which is equivalent to a conversion price of $42.875 per share. The net proceeds of the offering were used to repay outstanding indebtedness. We were required to adopt FIN 46(R) and SFAS No.150 effective December 31, 2003. SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” requires issuers to classify as liabilities (or assets in some circumstances) freestanding financial instruments that embody obligations for the issuer. The application of FIN 46(R) and SFAS 150 resulted in the reclassification of the Preferred Securities from the mezzanine section of the balance sheet for 2003 to a long-term liability. In addition, Minority Interest — Dividends on Trust Preferred Securities, Net, are classified in the statement of operations as a component of interest expense on a gross basis, prospectively, for periods subsequent to December 31, 2003. No separate financial statements of the Issuer have been included herein. We do not consider that such financial statements would be material to holders of Preferred Securities because (i) all of the voting securities of the Issuer are owned, directly or indirectly, by Dura, a reporting company under the Exchange Act; (ii) the Issuer has no independent operations and exists for the sole purpose of issuing securities representing undivided beneficial interests in the assets of the Issuer and investing the proceeds thereof in 7.5% convertible subordinated debentures due March 2028 issued by Dura; and (iii) the obligations of the Issuer under the Preferred Securities are fully and unconditionally guaranteed by Dura. No interest expense has been accrued for on this unsecured debt from the date of our bankruptcy filing.
     We had outstanding interest rate swaps in the notional amount of $400.0 million that effectively converts the interest on our Senior Notes to a variable rate. As a result of filing for chapter 11 under the Bankruptcy Code on

October 30, 2006, these interest rate swaps were terminated. Accordingly, in November 2006 we were requested to, and did settle these outstanding interest rate swap contracts with a payment of $12.2 million. This termination resulted in the unwinding of the hedge and resulted in a charge to income in November 2006 for this amount. These interest rate swap contracts were with various high credit quality major financial institutions and were to expire in April 2012. At their inception, we designated these contracts as fair value hedges.
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

Deferred -
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

     A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Federal provision at statutory rates	$(306,034)	$(410)	$3,533
Valuation allowance	193,975	650	3,327
Goodwill impairment	146,281	—	—
Capital losses not benefited/(utilized)	(148)	(816)	1,055
State taxes, net of federal income tax benefit	960	(296)	(198)
Extraterritorial income exclusion benefit	72	(890)	(1,199)
Foreign provision more than U.S. tax rate	11,254	6,168	(5,065)
Research and development credits	745	(1,264)	(1,710)
Foreign tax holidays	(22)	335	(2,661)
Change in tax contingency reserve	(1,320)	(4,324)	3,609
Other	757	1,270	673

	$46,520	$423	$1,364

     A summary of deferred tax assets (liabilities) is as follows (in thousands):

	December 31,
	2006	2005
Depreciation and property basis differences	$15,023	$(62,404)
Net operating loss carryforwards	175,047	125,136
Postretirement benefit obligations	23,945	20,622
Accrued interest	17,660	18,280
Accrued compensation costs	14,702	12,220
Research and development and other credit carryforwards	9,689	10,990
Facility closure and consolidation costs	3,432	1,476
Inventory valuation adjustments	7,830	6,472
Warranty and environmental costs	4,447	6,179
Capital loss carryforwards	4,241	4,135
Loss contracts	1,148	846
Bad debt allowance	1,835	958
Other	14,246	(2,575)
Valuation allowance	(275,466)	(68,831)

	$17,779	$73,504

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
     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. During 2006 we provided a full valuation allowance against all applicable U.S. deferred tax assets amounting to $194.2 million as of December 31, 2006. In 2006 and 2005, the valuation allowance increased by $206.6 million and $5.8 million, respectively. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested that amounted to approximately $325.6 million at December 31, 2006.
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
     FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring such tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the potential impact on accumulated deficit upon adoption.
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
     The following table presents a summary of financial information by reportable business segment: (in thousands):

		Atwood
		Mobile
	Automotive	Products	Other *	Total
2006
Net sales	$1,735,872	$364,312	$(9,418)	$2,090,766
Operating income (loss)	(9,310)	18,622	(756,596)	(747,284)
Depreciation and amortization	64,789	5,689	8,347	78,825
Facility consolidation, asset impairment & other charges	673,731	4,163	6,344	684,238
Goodwill	186,997	71,316	—	258,313
Segment assets	1,710,231	174,058	(429,448)	1,454,841
Capital expenditures	76,908	1,150	6,372	84,430
2005
Net sales	1,910,864	386,667	(6,091)	2,291,440
Operating income (loss)	99,571	27,461	(43,186)	83,846
Depreciation and amortization	64,704	6,065	7,494	78,263
Facility consolidation, asset impairment & other charges	10,798	520	79	11,397
Goodwill	778,836	71,316	—	850,152
Segment assets	2,131,374	191,620	(247,785)	2,075,209
Capital expenditures	55,715	2,982	5,171	63,868
2004
Net sales	2,067,230	381,791	(5,575)	2,443,446
Operating income (loss)	123,926	33,129	(57,609)	99,446
Depreciation and amortization	68,099	7,207	6,763	82,069
Facility consolidation, asset impairment & other charges	12,281	9,536	—	21,817
Goodwill	827,520	71,316	—	898,836
Segment assets	2,067,763	194,256	(38,098)	2,223,921
Capital expenditures	53,372	7,532	4,168	65,072

*	Other includes all cash and cash equivalents, unallocated corporate expenses, shared service center costs, facility consolidation, asset impairment and other charges (see Note 5), amortization, prepetition professional fees and discontinued operations.

     The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2006		2005		2004
		Long-Lived		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues	Assets
North America	$1,098,913	$181,991	$1,333,863	$195,511	$1,477,678	$205,964
Europe	903,553	260,344	885,823	234,471	918,503	259,056
Other foreign countries	88,300	23,140	71,754	20,397	47,265	14,439

	$2,090,766	$465,475	$2,291,440	$450,379	$2,443,446	$479,459

     Revenues are attributed to geographic locations based on the location of product production and shipment.
     The following is a summary composition by product category of our revenues (in thousands):

	Years Ended December 31,
Product Category	2006	2005	2004
Driver control systems	$781,386	$786,623	$846,295
Glass systems	340,415	350,675	402,339
Seating control systems	178,432	302,849	344,032
Structural door modules	232,065	234,655	231,646
Exterior trim systems	148,418	148,517	173,212
Engineered assemblies	104,408	137,168	151,631
RVSV appliances	115,301	124,211	110,290
Other	190,341	206,742	184,001

	$2,090,766	$2,291,440	$2,443,446

     Customers that accounted for a significant portion of consolidated revenues for the following years were:

	Years Ended December 31,
	2006	2005	2004
Ford	22%	20%	19%
Volkswagen	10%	9%	8%
GM	9%	11%	12%
DCX	8%	8%	9%
Lear	6%	10%	11%
     As of December 31, 2006, 2005 and 2004, receivables from these customers represented approximately 60%, 58%, and 51% of total accounts receivable, respectively.
10. Employee Benefit Plans:
Defined Benefit Plans and Postretirement Benefits:
     We sponsor 12 defined benefit type plans that cover certain hourly and salaried employees in the U.S., Canada and certain European countries. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have 8 postretirement medical benefit plans for certain employee groups and have recorded a liability for our estimated obligation under these plans. The tables below are based on measurement dates of September 30 for U.S. plans, and December 31 for non-U.S. plans. We’ll adjust our measurement date for all plans to December 31 in accordance with SFAS 158.
     On December 31, 2006, we adopted SFAS No. 158 which requires recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability, with future changes in the funded status recognized through other comprehensive income in the year in which they occur. Previously, under SFAS 132(R), certain intangible assets were reflected rather than charging such amounts to other comprehensive income. Intangible assets related to defined benefit and retiree medical at December 31, 2006 (before adjustment), and December 31, 2005, amounted to $2.9 million and $6.2 million, respectively. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Unrecognized prior service costs or credits, net actuarial gains or losses and net transition obligations as well as subsequent changes in the funded status are recognized as a component of comprehensive loss in stockholders’ equity. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of the new standard. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for Dura at the end of fiscal year 2006 and the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for Dura at the end of fiscal year 2007. The adoption of SFAS 158 increased total liabilities by $0.7 million and decreased total shareholders’ equity by $4.9 million, net of tax at December 31, 2006. The adoption of SFAS 158 had no impact on our consolidated results of operations.
     In accordance with the requirements of SFAS 88 we recognized in 2006 curtailment expenses and special termination benefits totaling approximately $2.2 million, as a result of exit activities discussed in Note 5 to the consolidated financial statements — Facility Consolidation, Asset Impairment and Other Charges.
     The change in accounts relating to all defined pension and post retirement benefit plans due to the adoption of SFAS 158 is as follows (amounts in thousands):

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
     The change in benefit obligation, plan assets and funded status for the plans related to continuing operations consisted of the following (in thousands):

	Pension Plans in Which
	Accumulated Benefits		Postretirement Benefits
	Exceed Assets		Other than Pensions
	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$160,578	$150,216	$20,258	$30,727
Service cost	2,268	2,192	669	650
Interest cost	8,223	8,288	1,072	1,341
Plan participants’ contributions	(873)	—	494	542
Amendments	—	(315)	—	(8,416)
Curtailments	130	—	(2,615)	—
Actuarial (gain)/loss	1,670	12,217	3,757	(1,479)
Benefits paid	(9,531)	(9,790)	(2,097)	(3,336)
Exchange rate changes	2,311	(2,230)	16	229

Benefit obligation at end of year	$164,776	$160,578	$21,554	$20,258

Change in Plan Assets:
Fair value of plan assets at beginning of year	$91,138	$85,568	$—	$—
Actual return on plan assets	6,931	6,058	—	—
Employer contributions	8,120	8,177	2,097	3,336
Benefits paid	(9,527)	(9,056)	(2,097)	(3,336)
Exchange rate changes	317	391	—	—

Fair value of plan assets at end of year	$96,979	$91,138	$—	$—

Change in Funded Status:
Funded status	$(67,797)	$(69,263)	$(21,554)	$(20,258)
Unrecognized actuarial loss	*	44,719	*	3,063
Unrecognized prior service cost (benefit)	*	7,770	*	(1,534)

Net amount recognized	$(67,797)	$(16,774)	$(21,554)	$(18,729)

*	Not applicable due to adoption of SFAS 158.

     The amounts recognized in the consolidated balance sheet are as follows (in thousands):

			Postretirement Benefits
	Pension Benefits		Other than Pensions
	Years Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005
Intangible assets	*	$7,770	*	$(1,534)
Accrued benefit liability	*	$(69,263)	*	$(17,195)
Current liabilities	(130)	*	(1,307)	*
Noncurrent liabilities	(47,797)	*	(20,247)	*
Liabilities subject to compromise	(19,870)	—	—	—
Other comprehensive income	*	44,719	*	—

Net amount recognized	$(67,797)	$(16,774)	$(21,554)	$(18,729)

*	Not applicable due to adoption of SFAS 158.
     Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (pre-tax) are as follows (in thousands):

			Postretirement Benefits
	Pension Benefits		Other than Pensions
	Years Ended December 31,		Years Ended December 31,
	2006	2005	2006	2005
Prior service cost (benefit)	$4,309	*	$(1,433)	*
Net actuarial loss	43,759	*	4,348	*

Accumulated other comprehensive loss	$48,068	*	$2,915	*

*	Not applicable due to adoption of SFAS 158.
     The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit costs in 2007 is as follows:

	Pension	Postretirement
	Benefits	Benefits
Prior service cost (benefit)	$1,259	$(209)
Net actuarial loss	3,403	427

Total estimated 2007 amortization	$4,662	$218

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
     During 1999, we formed Automotive Aviation Partners, LLC (“AAP”) with our former Chairman to facilitate the purchase of a corporate airplane. We owned 25% of AAP and our former Chairman owned 75%. Each party provided guarantees for their ownership percent in favor of the AAP’s lending institution; our guarantee was for $1.25 million. In 2001, we loaned $1.2 million to AAP (the “Dura Loan”) to enable it to make a principal and interest payment to the lending institution. The former chairman had personally guaranteed repayment of 75% of this loan. The Dura Loan was due and payable in October 2002. Subsequently, we established a repayment schedule with our former Chairman with respect to his guarantee. In March 2004, a wholly-owned subsidiary of Dura acquired the former Chairman’s 75% interest in AAP in exchange for nominal consideration. We have repaid the loan to AAP’s lending institution and the former Chairman has been released from his guaranty to such lender. The former Chairman remained liable under his guaranty to Dura at December 31, 2005. The loan was paid off in January 2006 by the former Chairman.
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
13. Condensed Consolidating Guarantor and Non-Guarantor Financial Information:
     The following condensed consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business and gives effect to the restatement discussed in Note 17. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary and has fully and unconditionally guaranteed the Senior Unsecured Notes and Senior Subordinated Notes (collectively, the “Notes”) issued by Dura Operating Corp. (“DOC”), on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors. As a result of the chapter 11 filings, the liabilities under the Notes are subject to compromise. (See “Note 7, Debt”, to the consolidated financial statements for a further description of the Notes).
     DOC is the principal operating subsidiary of Dura Automotive Systems, Inc. (“DASI” or the “Parent Guarantor”). DASI does not itself conduct operations, but rather all operations of the Company are conducted by DOC and its direct and indirect subsidiaries. DASI’ s assets consist primarily of the investment in DOC and its 25% ownership share in AAP (See “Note 12, Related Party Transactions” to the consolidated financial statements). DASI does not have any material operating assets. DASI is also the issuer of $57.0 million of 7 1/2% convertible subordinated debentures due March 31, 2028, which are held by Dura Automotive Systems Capital Trust, a statutory business trust which has issued $55.3 million in liquidation preference of Preferred Securities. (See “Note 7, Debt” to the consolidated financial statements). The assets and liabilities shown in the condensed consolidating financial statements, except for the investment in DOC and the investment in AAP, are located at DOC and its direct and indirect subsidiaries. DASI has unconditionally guaranteed the Senior Unsecured Notes on an unsecured, senior basis and the Senior Subordinated Notes on an unsecured, senior subordinated basis.
     The Non-Guarantor Companies consist primarily of our non United States operations.
     The condensed consolidating guarantor and non-guarantor financial information as of December 31, 2006 and 2005 and for the three years in the period ended December 31, 2006 has been presented on a basis consistent with the signed guarantors as of December 31, 2006, for all periods presented.
     On October 30, 2006, the Debtors filed for chapter 11. (See detailed discussion in Notes 1 and 14 of the consolidated financial statements). The Debtors condensed combined financial information in Note 14 represents our U.S and Canadian operations, while the Guarantor and Dura Operating Corporation financial information represent U.S operations only.
     See Note 17, Restatement of Previously Issued Financial Statements.

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Balance Sheets as of December 31, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	As restated*	As restated*	As restated*	As restated*	As restated*
	(Amounts in thousands)
	Assets
Current assets:
Cash and cash equivalents	$—	$12,415	$21	$78,010	$—	$90,446
Accounts receivable, net	—	17,884	115,605	178,492	—	311,981
Inventories	—	9,576	63,093	76,698	—	149,367
Other current assets	—	28,649	17,179	84,426	—	130,254
Due from affiliates	—	40,511	—	—	(40,511)	—

Total current assets	—	109,035	195,898	417,626	(40,511)	682,048

Property, plant and equipment, net	—	35,138	124,719	305,618	—	465,475
Investment in subsidiaries	—	718,414	10,239	137,303	(865,956)	—
Notes receivable from affiliates	57,091	—	196,085	—	(253,176)	—
Goodwill	—	228,000	21,927	8,386	—	258,313
Other assets, net of accumulated amortization	—	13,292	12,355	23,358	—	49,005

	$57,091	$1,103,879	$561,223	$892,291	$(1,159,643)	$1,454,841

	Liabilities and Stockholders’ Investment (Deficit)

Current liabilities:
Debtors-in-possession financing	$—	$165,000	$—	$—	$—	$165,000
Current maturities of long-term debt	2,042	224	—	2,413	—	4,679
Accounts payable	—	21,182	11,627	132,022	—	164,831
Accrued liabilities	—	42,557	21,271	101,001	—	164,829
Due to affiliates	—	—	1,317	39,194	(40,511)	—

Total current liabilities	2,042	228,963	34,215	274,630	(40,511)	499,339

Long-term debt, net of current maturities	—	—	—	2,596	—	2,596
Other noncurrent liabilities	—	49,464	699	65,528	—	115,691
Investment in subsidiaries obligation	503,327	—	—	—	(503,327)	—
Minority interests	—	—	—	5,459	—	5,459
Notes payable to affiliates	—	50,782	—	202,394	(253,176)	—

Total long-term liabilities	503,327	100,246	699	275,977	(756,503)	123,746

Liabilities subject to compromise	55,049	1,280,034	—	—	—	1,335,083

Stockholders’ investment (deficit)	(503,327)	(505,364)	526,309	341,684	(362,629)	(503,327)

	$57,091	$1,103,879	$561,223	$892,291	$(1,159,643)	$1,454,841

*	See Note 17.

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statements of Operations for the Year Ended December 31, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	As restated*	As restated*	As restated*	As restated*	As restated*
	(Amounts in thousands)
Revenues	$—	$153,302	$781,402	$1,169,456	$(13,394)	$2,090,766
Cost of sales	—	155,382	768,725	1,090,300	(13,394)	2,001,013

Gross profit (loss)	—	(2,080)	12,677	79,156	—	89,753
Selling, general and administrative expenses	—	6,579	70,871	64,489	—	141,939
Prepetition professional fees	—	10,455	—	—	—	10,455
Facility consolidation, asset impairment and other charges	—	119,716	159,578	404,944	—	684,238
Amortization expense	—	223	183	(1)	—	405

Operating loss	—	(139,053)	(217,955)	(390,276)	—	(747,284)
Interest expense, net of interest income	3,567	86,337	1,415	10,465	—	101,784
Reorganization items	—	21,927	—	3,388	—	25,315

Loss from continuing operations before provision for income taxes and minority interest	(3,567)	(247,317)	(219,370)	(404,129)	—	(874,383)
Provision (benefit) for income taxes	(1,250)	142,460	(76,778)	(17,912)	—	46,520
Minority interest in non wholly owned subsidiaries / Equity in losses of affiliates	908,340	520,059	—	45,163	(1,473,130)	432

Loss from continuing operations	(910,657)	(909,836)	(142,592)	(431,380)	1,473,130	(921,335)
Cumulative effect of change in accounting principle, net	—	—	—	1,020	—	1,020
Income from discontinued operations, including gain on disposal	—	1,496	—	8,162	—	9,658

Net loss	$(910,657)	$(908,340)	$(142,592)	$(422,198)	$1,473,130	$(910,657)

*	See Note 17.

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	As restated*	As restated*	As restated*	As restated*	As restated*
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(910,657)	$(908,340)	$(142,592)	$(422,198)	$1,473,130	$(910,657)
Less: Net earnings from discontinued operations	—	1,496	—	8,162	—	9,658
Less: Cumulative effect of accounting change, net of tax	—	—	—	1,020	—	1,020

Loss from continuing operations	(910,657)	(909,836)	(142,592)	(431,380)	1,473,130	(921,335)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7,226	21,710	49,889	—	78,825
Asset impairments	—	254	5,013	5,571	—	10,838
Goodwill impairment	—	113,117	146,256	377,554	—	636,927
Facility consolidation and other	—	6,345	8,309	21,819	—	36,473
Amortization of deferred financing fees	—	4,122	—	—	—	4,122
(Gain) loss on sale of plant, property and equipment	—	20	(133)	(2,285)	—	(2,398)
Bad debt expense (income)	—	322	155	(435)	—	42
Reorganization items	—	21,927	—	3,388	—	25,315
Deferred income tax provision (benefit)	—	59,340	—	(12,953)	—	46,387
Equity in losses of affiliates and minority interest	908,340	520,059	—	45,163	(1,473,130)	432
Changes in other operating items	2,317	(13,211)	(16,012)	(70,649)	—	(97,555)

Net cash provided by (used in) continuing operating activities	—	(190,315)	22,706	(14,318)	—	(181,927)

INVESTING ACTIVITIES:	—
Capital expenditures	—	(11,913)	(24,851)	(47,666)	—	(84,430)
Proceeds from sale of assets and other	—	403	852	5,115	—	6,370

Net cash used in continuing investing activities	—	(11,510)	(23,999)	(42,551)	—	(78,060)

FINANCING ACTIVITIES:
Debtor-in-possession borrowing	—	165,000	—	—	—	165,000
Net borrowings (payments) under prepetition revolving credit facilities	—	69,763	—	(902)	—	68,861
Payment on termination of interest rate swap	—	(12,185)	—	—	—	(12,185)
Proceeds from equity securities, net	—	257	—	—	—	257
Debt issue costs	—	(10,522)	—	—	—	(10,522)
Debt financing (to) from affiliates	—	(3,144)	1,081	2,063	—	—
Other, net	—	—	—	(98)	—	(98)

Net cash provided by continuing financing activities	—	209,169	1,081	1,063	—	211,313

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	—	—	16,331	—	16,331

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	—	7,344	(212)	(39,475)	—	(32,343)
NET CASH FLOW FROM DISCONTINUED OPERATIONS
Operating activities	—	1,496	—	1,817	—	3,313
Investing activities	—	—	—	17,587	—	17,587

NET CHANGE IN CASH FLOWS FROM DISCONTINUED OPERATIONS	—	1,496	—	19,404	—	20,900

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,575	233	98,081	—	101,889

End of period	$—	$12,415	$21	$78,010	$—	$90,446

*	See Note 17.

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Balance Sheets as of December 31, 2005

		Dura		Non-
	Dura Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	As restated*	As restated*	As restated*	As restated*	As restated*
	(Amounts in thousands)
	Assets
Current assets:
Cash and cash equivalents	$—	$3,575	$233	$98,081	$—	$101,889
Accounts receivable, net	—	17,553	110,585	157,891	—	286,029
Inventories	—	6,122	59,038	63,521	—	128,681
Other current assets	—	24,095	15,787	65,350	—	105,232
Due from affiliates	—	64,250	—	—	(64,250)	—
Current assets of discontinued operations	—	—	—	10,975	—	10,975

Total current assets	—	115,595	185,643	395,818	(64,250)	632,806

Property, plant and equipment, net	—	28,668	133,738	287,973	—	450,379
Investment in subsidiaries	339,707	1,150,891	12,053	183,895	(1,686,546)	—
Notes receivable from affiliates	54,616	—	327,777	—	(382,393)	—
Goodwill	—	341,497	168,183	340,472	—	850,152
Other assets, net of accumulated amortization	1,670	95,943	12,300	19,909	—	129,822
Noncurrent assets of discontinued operations	—	—	—	12,050	—	12,050

	$395,993	$1,732,594	$839,694	$1,240,117	$(2,133,189)	$2,075,209

	Liabilities and Stockholders’ Investment
Current liabilities:
Current maturities of long-term debt	$—	$2,189	$—	$1,284	$—	$3,473
Accounts payable	—	27,908	85,590	147,760	—	261,258
Accrued liabilities	1,036	66,890	14,693	95,534	—	178,153
Due to affiliates	—	—	38,576	25,674	(64,250)	—
Current liabilities of discontinued operations	—	—	—	6,771	—	6,771

Total current liabilities	1,036	96,987	138,859	277,023	(64,250)	449,655

Long-term debt, net of current maturities	55,250	1,080,625	—	4,077	—	1,139,952
Other noncurrent liabilities	—	82,854	932	57,027	—	140,813
Minority interests	—	—	—	4,864	—	4,864
Notes payable to affiliates	—	134,187	—	248,206	(382,393)	—
Noncurrent liabilities of discontinued operations	—	—	—	218	—	218

Total liabilities	56,286	1,394,653	139,791	591,415	(446,643)	1,735,502

Total stockholders’ investment, net	339,707	337,941	699,903	648,702	(1,686,546)	339,707

	$395,993	$1,732,594	$839,694	$1,240,117	$(2,133,189)	$2,075,209

*	See Note 17.

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statements of Operations for the Year Ended December 31, 2005

		Dura		Non-
	Dura Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	As restated*	As restated*	As restated*	As restated*	As restated*
	(Amounts in thousands)
Revenues	$—	$187,896	$947,248	$1,183,911	$(27,615)	$2,291,440
Cost of sales	—	152,989	838,375	1,076,894	(27,615)	2,040,643

Gross profit	—	34,907	108,873	107,017	—	250,797
Selling, general and administrative expenses	—	4,260	65,234	85,626	—	155,120
Facility consolidation, asset impairment and other charges	—	975	4,515	5,907	—	11,397
Amortization expense	—	222	182	30	—	434

Operating income	—	29,450	38,942	15,454	—	83,846
Interest expense, net of interest income	4,280	83,944	2,330	9,269	—	99,823
Gain on early extinguishment of debt, net	—	14,805	—	—	—	14,805

Income (loss) from continuing operations before income taxes and minority interest	(4,280)	(39,689)	36,612	6,185	—	(1,172)
Provision (benefit) for income taxes	(1,500)	(14,006)	12,814	3,115	—	423
Minority interest in non wholly owned subsidiaries / Equity in (earnings) losses of affiliates	(4,594)	(30,277)	—	(15,122)	50,170	177

Income (loss) from continuing operations	1,814	4,594	23,798	18,192	(50,170)	(1,772)
Income from discontinued operations	—	—	—	3,586	—	3,586

Net income	$1,814	$4,594	$23,798	$21,778	$(50,170)	$1,814

*	See Note 17.

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2005

		Dura		Non-
	Dura Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	As restated*	As restated*	As restated*	As restated*	As restated*
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net income	$1,814	$4,594	$23,798	$21,778	$(50,170)	$1,814
Less: Net earnings (loss) from discontinued operations	—	—	—	3,586	—	3,586

Income (loss) from continuing operations	1,814	4,594	23,798	18,192	(50,170)	(1,772)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	5,871	23,382	49,010	—	78,263
Asset impairments	—	759	2,401	—	—	3,160
Facility consolidation and other	—	(132)	4,058	4,311	—	8,237
Amortization of deferred financing fees	—	3,889	—	—	—	3,889
Bad debt expense	—	—	1,670	186	—	1,856
Deferred income tax provision (benefit)	—	(45,694)	19,775	(1,237)	—	(27,156)
Gain on sale of property, plant and equipment	—	60	19	(275)	—	(196)
Favorable settlement of environmental matters	—	(1,200)	(8,760)	—	—	(9,960)
Gain on early extinguishment of debt	—	(14,805)	—	—	—	(14,805)
Equity in earnings of affiliates and minority interests	(4,594)	(30,277)	—	(15,122)	50,170	177
Changes in other operating items	2,780	(166,128)	107,794	(6,788)	—	(62,342)

Net cash provided by (used in) continuing operating activities	—	(243,063)	174,137	48,277	—	(20,649)

INVESTING ACTIVITIES:
Capital expenditures	—	(3,699)	(18,852)	(41,317)	—	(63,868)
Proceeds from the sale of assets and other	—	662	2,661	(833)	—	2,490

Net cash used in continuing investing activities	—	(3,037)	(16,191)	(42,150)	—	(61,378)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	—	17,500	—	—	—	17,500
Long-term borrowings	—	153,285	—	—	—	153,285
Repayments of long-term borrowings	—	(178,129)	(3)	(1,327)	—	(179,459)
Deferred gain on termination of interest rate swap	—	11,374	—	—	—	11,374
Proceeds from equity securities, net	—	673	—	—	—	673
Debt issue costs	—	(7,613)	—	—	—	(7,613)
Debt financing (to) from affiliates	—	249,637	(159,332)	(90,305)	—	—
Other, net	—	—	—	(86)	—	(86)

Net cash provided by (used in) continuing financing activities	—	246,727	(159,335)	(91,718)	—	(4,326)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(7,942)	—	(7,942)

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	—	627	(1,389)	(93,533)	—	(94,295)
NET CASH FLOW FROM DISCONTINUED OPERATIONS
Operating activities	—	—	—	7,565	—	7,565
Investing activities	—	—	—	(2,949)	—	(2,949)

NET CHANGE IN CASH FLOWS FROM DISCONTINUED OPERATIONS	—	—	—	4,616	—	4,616

CASH AND CASH EQUIVALENTS:
Beginning of period	—	2,948	1,622	186,998	—	191,568

End of period	$—	$3,575	$233	$98,081	$—	$101,889

*	See Note 17.

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statements of Operations for the Year Ended December 31, 2004

		Dura		Non-
	Dura Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	As restated*	As restated*	As restated*	As restated*	As restated*
	(Amounts in thousands)
Revenues	$—	$207,746	$1,085,587	$1,191,973	$(41,860)	$2,443,446
Cost of sales	—	176,964	953,952	1,083,080	(41,860)	2,172,136

Gross profit	—	30,782	131,635	108,893	—	271,310
Selling, general and administrative expenses	—	4,059	63,665	81,878	—	149,602
Facility consolidation, asset impairment and other charges	—	323	17,204	4,290	—	21,817
Amortization expense	—	222	182	41	—	445

Operating income	—	26,178	50,584	22,684	—	99,446
Interest expense, net of interest income	4,280	67,629	6,927	10,515	—	89,351

Income (loss) from continuing operations before provision for income taxes and minority interest	(4,280)	(41,451)	43,657	12,169	—	10,095
Provision (benefit) for income taxes	(1,500)	(17,288)	15,280	4,872	—	1,364
Minority interest in non wholly owned subsidiaries / Equity in (earnings) losses of affiliates	(14,503)	(38,786)	—	2,348	50,941	—

Income from continuing operations	11,723	14,623	28,377	4,949	(50,941)	8,731
Income (loss) from discontinued operations	—	(120)	—	3,112	—	2,992

Net income	$11,723	$14,503	$28,377	$8,061	$(50,941)	$11,723

*	See Note 17.

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statements of Cash Flows for the Year Ended December 31, 2004

		Dura		Non-
	Dura Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	As restated*	As restated*	As restated*	As restated*	As restated*
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net income	$11,723	$14,503	$28,377	$8,061	$(50,941)	$11,723
Less: Net earnings (loss) from discontinued operations	—	(120)	—	3,112	—	2,992

Income from continuing operations	11,723	14,623	28,377	4,949	(50,941)	8,731
Adjustments required to reconcile income to net cash provided by operating activities:
Depreciation and amortization	—	5,427	25,016	51,626	—	82,069
Asset impairments	—	—	7,100	—	—	7,100
Facility consolidation and other	—	—	10,426	4,291	—	14,717
Amortization of deferred financing fees	—	3,522	—	—	—	3,522
Deferred income tax provision (benefit)	—	750	(14,573)	(2,840)	—	(16,663)
Gain on sale of property, plant and equipment	—	—	1,097	332	—	1,429
Bad debt expense	—	—	287	(78)	—	209
Equity in losses (earnings) of affiliates and minority interest	(14,503)	(38,786)	—	2,348	50,941	—
Changes in other operating items	2,780	(307,421)	345,868	(42,005)	—	(778)

Net cash provided by (used in) continuing operating activities	—	(321,885)	403,598	18,623	—	100,336

INVESTING ACTIVITIES:
Capital expenditures	—	(4,873)	(18,231)	(41,968)	—	(65,072)
Other acquisition related activities	—	—	—	(13,327)	—	(13,327)

Net cash used in continuing investing activities	—	(4,873)	(18,231)	(55,295)	—	(78,399)

FINANCING ACTIVITIES:
Long-term borrowings	—	—	—	568	—	568
Repayments of long-term borrowings	—	(8,897)	(37)	(10,293)	—	(19,227)
Proceeds from equity securities, net	—	2,353	—	—	—	2,353
Debt issue costs	—	(552)	—	—	—	(552)
Debt financing (to) from affiliates	—	291,131	(384,830)	93,699	—	—
Purchase of treasury shares and other, net	—	(61)	—	—	—	(61)

Net cash provided by (used in) continuing financing activities	—	283,974	(384,867)	83,974	—	(16,919)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	13,632	—	(14,350)	—	(718)

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	—	(29,152)	500	32,952	—	4,300
NET CASH FLOW FROM DISCONTINUED OPERATIONS
Operating activities	—	(120)	—	8,256	—	8,136
Investing activities	—	—	—	(2,136)	—	(2,136)

NET CHANGE IN CASH FLOWS FROM DISCONTINUED OPERATIONS	—	(120)	—	6,120	—	6,000

CASH AND CASH EQUIVALENTS:
Beginning of period	—	32,220	1,122	147,926	—	181,268

End of period	$—	$2,948	$1,622	$186,998	$—	$191,568

*	See Note 17.

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
     Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions with the Debtors’ non-Debtor subsidiaries have not been eliminated in the financial statements and are reflected as intercompany receivables, loans and payables.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION BALANCE SHEET
As of December 31, 2006
(In thousands of dollars)

ASSETS:
Current Assets:
Cash and cash equivalents	$13,787
Accounts receivable, net
Third parties	157,825
Non-debtors subsidiaries	17,479
Inventories	78,574
Other current assets	57,956

Total Current Assets	325,621
Property, plant and equipment, net	175,730
Goodwill	249,927
Notes receivable from non-debtor subsidiaries	181,657
Investments in non-debtor subsidiaries	225,374
Other noncurrent assets	25,715

Total Assets	$1,184,024

LIABILITIES AND STOCKHOLDERS’ INVESTMENT:
Current Liabilities Not Subject to Compromise:
Debtors-in-possession financing	$165,000
Current maturities of long-term debt	2,266
Accounts payable	34,879
Accounts payable to non-debtor subsidiaries	1,073
Accrued liabilities	76,938

Total Current Liabilities Not Subject to Compromise	280,156
Long-term Liabilities:
Notes payable to non-debtor subsidiaries	8,539
Other noncurrent liabilities	63,573
Liabilities Subject to Compromise	1,335,083

Total Liabilities	1,687,351
Stockholders’ deficit	(503,327)

Total Liabilities and Stockholders’ Investment	$1,184,024

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
PERIOD FROM NOVEMBER 1, 2006 TO DECEMBER 31, 2006
(In thousands of dollars)

Revenues	$147,624
Cost of sales	160,496

Gross loss	(12,872)
Selling, general and administrative expenses	8,780
Facility consolidation, asset impairment and other charges	6,639
Amortization expense	68

Operating loss	(28,359)
Interest expense, net of interest income	6,701

Loss before reorganization items, loss on equity investment and income taxes	(35,060)
Reorganization Items	23,327

Loss before loss on equity investment and income taxes	(58,387)
Equity loss from non-Debtor subsidiaries, net of tax	10,000
Income tax benefit	8,209

Net loss	$(56,596)

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
PERIOD FROM NOVEMBER 1, 2006 TO DECEMBER 31, 2006
(In thousands of dollars)

Operating Activities:
Net loss	$(56,596)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, amortization and asset impairments	11,436
Reorganization items	23,327
Other	61
Change in other operating items:
Accounts receivable	(27,865)
Inventories	4,544
Other current assets	(9,762)
Noncurrent assets	8,844
Accounts payable	24,777
Accrued liabilities	24,150
Noncurrent liabilities	(21,232)
Current intercompany transactions	(10,297)

Net cash used in operating activities	(28,613)
Investing Activities:
Capital expenditures	(886)
Noncurrent intercompany transactions	(4,207)

Net cash used in investing activities	(5,093)
Financing Activities:
Debtor-in-possession borrowings	165,000
Payments on prepetition revolving credit facilities	(108,008)
Payment on termination of interest rate swap loss	(12,185)
Debt issue costs	(8,192)

Net cash provided by financing activities	36,615
Effect of exchange rate changes on cash and cash equivalents	—

Net increase in cash and cash equivalents	2,909
Cash and cash equivalents, Beginning of period	10,878

Cash and cash equivalents, Ending of period	$13,787

15. Quarterly Financial Data (Unaudited):
     The following is a condensed summary of actual quarterly results of operations for 2006 and 2005 (in thousands, except per share amounts):

				(Gain)/Loss		Basic	Diluted
				From	Net	Earnings	Earnings
		Gross	Operating	Discontinued	Income	(Loss)	(Loss)
	Revenues	Profit	Income (Loss)	Operations	(Loss)	Per Share	Per Share
2006:
First	$570,925	$51,930	$12,502	$(1,865)	$(7,020)	$(0.38)	$(0.38)
Second	560,130	36,920	(3,722)	(1,080)	(131,268)	(6.96)	(6.96)
Third	475,829	1,913	(711,046)	(7,037)	(694,391)	(36.75)	(36.75)
Fourth	483,882	(1,010)	(45,018)	324	(77,978)	(4.74)	(4.74)

	$2,090,766	$89,753	$(747,284)	$(9,658)	$(910,657)

2005:
First	$606,598	$58,741	$14,994	$(1,031)	$(4,833)	$(0.26)	$(0.26)
Second	610,047	76,672	33,117	(1,019)	2,959	0.16	0.16
Third	523,280	49,499	11,875	(954)	(6,584)	(0.35)	(0.35)
Fourth	551,515	65,885	23,860	(582)	10,272	0.55	0.55

	$2,291,440	$250,797	$83,846	$(3,586)	$1,814

The 2006 quarterly results were impacted by the following transactions and events:
First quarter of 2006:
•	Effective, January 1, 2006, we adopted EITF Issue 05-05, which resulted in a favorable adjustment of $1.0 million, net of income taxes of $0.7 million. This amount is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.
Second quarter of 2006:
•	We provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets amounting to $90.8 million during the second quarter ended July 2, 2006.
Third quarter of 2006:
•	In connection with the streamlining of operations during 2006, we recorded facility consolidation, asset impairment and other charges of $671.7 million, consisting of severance and benefit related costs of $22.2 million, asset impairments of $643.5 million ($637.3 million for goodwill impairment, and $6.2 million for fixed asset impairments), and a $6.0 million adjustment to our 2001 recorded loss on the sale of our former plastic business due to financial inability of the purchaser to meet their obligations under a note we took as partial payment for the sale.
•	In September 2006, we completed the sale of Dura Automotive Systems Köhler GmbH to an entity controlled by Hannover Finanz GmbH, headquartered in Hannover, Germany. The Company received approximately $18.5 million in net cash consideration for the sale. No continuing business relationship exists between this former subsidiary and the Company. The gain recognized on the sale was approximately $7.9 million. The divestiture is part of Dura’s evaluation of strategic alternatives for select German operations, as previously announced in February 2006.
•	We settled two warranty matters with one of our customers for approximately $9.0 million for which we had previously recorded reserves in the amount of $3.6 million, which at the time, represented our estimated total exposure. Accordingly, during the third quarter of 2006, we recorded a charge of $5.4 million related to the final settlement of both warranty matters with the customer.
•	As a result of the chapter 11 filing, we incurred prepetition professional fees of $4.6 million recorded in the consolidated statement of operations during the third quarter of 2006.
•	We provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets.

Fourth quarter of 2006:
•	We incurred $7.1 million of facility consolidation, asset impairment and other charges in the fourth quarter, of which $5.9 million was related to asset impairments and $1.2 million was related to other charges.
•	On October 30, 2006, Dura and its U.S. and Canadian subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. As a result of this filing, we incurred reorganization costs of $25.3 million, and prepetition professional fees of $5.9 million recorded in the consolidated statement of operations during the fourth quarter of 2006.
•	In accordance with the Court-approved First Day Motions, the Company continues to accrue and pay the interest on its Second Lien Term Loan whose principal balance is subject to compromise. Interest on unsecured prepetition debt, other than the Second Lien Term Loan, has not been accrued as provided for under the U.S. Bankruptcy code. As of December 31, 2006, the amount of unrecorded interest on prepetition debt was approximately $15.0 million
•	We were released from certain potential warranty exposures. Accordingly, we reversed the warranty reserves to cost of sales resulting in a favorable impact of approximately $2.0 million.
•	We provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets.
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

17. Restatement of Previously Issued Financial Statements
     Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended December 31, 2006, the Company determined that certain information presented in the condensed consolidating balance sheets as of December 31, 2006 and 2005 and the related statements of operations and cash flows for each of three years in the period ended December 31, 2006, presented in Note 13 “Condensed Consolidating Guarantor and Non-Guarantor Financial Information” to the consolidated financial statements, contained errors. The errors primarily relate to: (i) the misclassification of certain operations between DOC and Guarantor Companies columns; (ii) the improper accounting for certain equity transactions in DOC column, specifically the effects of foreign currency translation adjustments on the equity transactions were improperly accounted for; (iii) the failure to correctly record certain reclassifications and allocations related to intercompany transactions between DOC and the subsidiaries; and (iv) operations of DASI, the parent company of DOC were not appropriately presented as a separate column. The Company has corrected the errors and restated the condensed consolidating financial statements included in the footnote. The cumulative impact on beginning stockholders’ investment for the year ended December 31, 2004 for DOC and Guarantor Companies correcting for these errors was an increase of $156.1 million and $88.1 million, respectively, and a decrease of $23.0 million for the Non-Guarantor Companies, which was primarily related to the errors in the application of the equity method of accounting for Non-Guarantor subsidiaries.
     The condensed consolidating guarantor and non-guarantor financial information as of December 31, 2006 and 2005 and for the three years in the period ended December 31, 2006 has been presented on a basis consistent with the signed guarantors as of December 31, 2006, for all periods presented.

     The following tables reflect the effects of the restatement on the condensed consolidating financial statements as of December 31, 2006 and December 31, 2005 and the related condensed consolidating statements of operations and cash flows for each of three years in the period ended December 31, 2006, contained in Note 13, Consolidating Guarantor and Non-Guarantor Financial Information:

	Previously Reported						Restated
	Dura	Dura		Non-			Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor			Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
Condensed Consolidating Balance Sheet
(Amounts in thousands)
As of December 31, 2006

Accounts receivable, net	$—	$34,267	$99,222	$178,492	$—	$311,981	$—	$17,884	$115,605	$178,492	$—	$311,981
Inventories	—	11,875	60,794	76,698	—	149,367	—	9,576	63,093	76,698	—	149,367
Other current assets	—	36,726	9,102	84,426	—	130,254	—	28,649	17,179	84,426	—	130,254
Due from affiliates	—	217,479	30,191	30,816	(278,486)	—	—	40,511	—	—	(40,511)	—
Total Current Assets	—	312,762	199,330	448,442	(278,486)	682,048	—	109,035	195,898	417,626	(40,511)	682,048
Property, plant and equipment, net	—	54,796	105,061	305,618	—	465,475	—	35,138	124,719	305,618	—	465,475
Investment in subsidiaries	—	336,378	28,844	160,907	(526,129)	—	—	718,414	10,239	137,303	(865,956)	—

Notes receivable from affiliates	—	501,161	400,953	38,539	(940,653)	—	57,091	—	196,085	—	(253,176)	—
Total assets	—	1,446,389	768,470	985,250	(1,745,268)	1,454,841	57,091	1,103,879	561,223	892,291	(1,159,643)	1,454,841

Current maturities of long-term debt		2,266		2,413		4,679	2,042	224	—	2,413	—	4,679
Accounts Payable	—	23,706	9,103	132,022	—	164,831	—	21,182	11,627	132,022	—	164,831
Accrued liabilities	—	48,002	15,826	101,001	—	164,829	—	42,557	21,271	101,001	—	164,829
Due to affiliates	—	58,171	178,251	42,064	(278,486)	—	—	—	1,317	39,194	(40,511)	—
Total Current Liabilities	—	297,145	203,180	277,500	(278,486)	499,339	2,042	228,963	34,215	274,630	(40,511)	499,339
Other noncurrent liabilities	—	49,652	510	65,529	—	115,691	—	49,464	699	65,528	—	115,691

Investment in subsidiaries obligation	—	—	—	—	—	—	503,327	—	—	—	(503,327)	—
Notes payable to affiliates	—	414,492	282,668	243,493	(940,653)	—	—	50,782	—	202,394	(253,176)	—
Total long-term liabilities	—	464,144	283,178	317,077	(940,653)	123,746	503,327	100,246	699	275,977	(756,503)	123,746

Liabilities subject to compromise		1,335,083	—	—	—	1,335,083	55,049	1,280,034	—	—	—	1,335,083
Stockholders’ investment (deficit)	—	(649,983)	282,112	390,673	(526,129)	(503,327)	(503,327)	(505,364)	526,309	341,684	(362,629)	(503,327)

Total Liabilities and Stockholders’ Investment	$—	$1,446,389	$768,470	$985,250	$(1,745,268)	$1,454,841	$57,091	$1,103,879	$561,223	$892,291	$(1,159,643)	$1,454,841

	Previously Reported						Restated
	Dura	Dura		Non-			Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor			Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
Condensed Consolidating Statement of Operations
(Amounts in thousands)
For the Year Ended December 31, 2006
Revenues	$—	$235,911	$698,793	$1,169,456	$(13,394)	$2,090,766	$—	$153,302	$781,402	$1,169,456	$(13,394)	$2,090,766
Cost of sales	—	259,064	665,043	1,090,300	(13,394)	2,001,013	—	155,382	768,725	1,090,300	(13,394)	2,001,013
Gross profit (loss)	—	(23,153)	33,750	79,156	—	89,753	—	(2,080)	12,677	79,156	—	89,753
Selling, general and administrative expenses	—	50,425	27,025	64,489	—	141,939	—	6,579	70,871	64,489	—	141,939
Facility consolidation, asset impairment and other charges	—	159,203	120,091	404,944	—	684,238	—	119,716	159,578	404,944	—	684,238
Operating loss	—	(243,459)	(113,549)	(390,276)	—	(747,284)	—	(139,053)	(217,955)	(390,276)	—	(747,284)
Interest expense, net of interest income	—	89,904	1,415	10,465	—	101,784	3,567	86,337	1,415	10,465	—	101,784

Income (loss) from continuing operations before provision for income taxes and minority interest	—	(355,290)	(114,964)	(404,129)	—	(874,383)	(3,567)	(247,317)	(219,370)	(404,129)	—	(874,383)
Provision for income taxes	—	71,444	(7,074)	(17,850)	—	46,520	(1,250)	142,460	(76,778)	(17,912)	—	46,520

Minority interest in non wholly owned subsidiaries / Equity in (earnings) losses of affiliates	—	490,033	—	30,302	(519,903)	432	908,340	520,059	—	45,163	(1,473,130)	432
Dividends from affiliates	—	(4,614)	—	—	4,614	—	—	—	—	—	—	—

Loss from continuing operations	—	(912,153)	(107,890)	(416,581)	515,289	(921,335)	(910,657)	(909,836)	(142,592)	(431,380)	1,473,130	(921,335)
Net loss	$—	$(910,657)	$(107,890)	$(407,399)	$515,289	$(910,657)	$(910,657)	$(908,340)	$(142,592)	$(422,198)	$1,473,130	$(910,657)

	Previously Reported						Restated
	Dura	Dura		Non-			Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor			Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
Condensed Consolidating Statement of Cash Flows
(Amounts in thousands)
For the Year Ended December 31, 2006
OPERATING ACTIVITIES:
Net loss	$—	$(910,657)	$(107,890)	$(407,399)	$515,289	$(910,657)	$(910,657)	$(908,340)	$(142,592)	$(422,198)	$1,473,130	$(910,657)
Loss from continuing operations	—	(912,153)	(107,890)	(416,581)	515,289	(921,335)	(910,657)	(909,836)	(142,592)	(431,380)	1,473,130	(921,335)
Depreciation and amortization	—	10,695	18,241	49,889	—	78,825	—	7,226	21,710	49,889	—	78,825
Goodwill impairment	—	152,527	106,846	377,554	—	636,927	—	113,117	146,256	377,554	—	636,927
Facility consolidation and other	—	6,422	8,232	21,819	—	36,473	—	6,345	8,309	21,819	—	36,473
Other non-cash	—	(815)	3	(443)	—	(1,255)	—	—	—	—	—	—

Equity in losses (earnings) of affiliates and minority interest	—	490,033	—	29,870	(519,903)	—	908,340	520,059	—	45,163	(1,473,130)	432
Changes in other operating items	—	57,382	(81,041)	(72,209)	—	(95,868)	2,317	(13,211)	(16,012)	(70,649)	—	(97,555)

Net cash provided by (used in) continuing operating activities	—	(109,924)	(50,574)	(16,815)	(4,614)	(181,927)	—	(190,315)	22,706	(14,318)	—	(181,927)

INVESTING ACTIVITIES:
Capital expenditures	—	(12,280)	(24,484)	(47,666)	—	(84,430)	—	(11,913)	(24,851)	(47,666)	—	(84,430)
Net cash used in continuing investing activities	—	(11,877)	(23,632)	(42,551)	—	(78,060)	—	(11,510)	(23,999)	(42,551)	—	(78,060)

FINANCING ACTIVITIES:
Debt financing (to) from affiliates	—	(83,504)	78,881	4,623	—	—	—	(3,144)	1,081	2,063	—	—
Other, net	—	—	(4,614)	(98)	4,614	(98)	—	—	—	(98)	—	(98)

Net cash provided by (used in) continuing financing activities	—	128,809	74,267	3,623	4,614	211,313	—	209,169	1,081	1,063	—	211,313

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	—	7,008	61	(39,412)	—	(32,343)	—	7,344	(212)	(39,475)	—	(32,343)

CASH AND CASH EQUIVALENTS:
Beginning of period	$—	$3,911	$(40)	$98,018	$—	$101,889	$—	$3,575	$233	$98,081	$—	$101,889

	Previously Reported						Restated
	Dura						Dura
	Automotive	Dura		Non-			Automotive	Dura		Non-
	Systems,	Operating	Guarantor	Guarantor			Systems,	Operating	Guarantor	Guarantor
	Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
Condensed Consolidating Balance Sheet
(Amounts in thousands) As of December 31, 2005
Cash and cash equivalents	$—	$3,911	$(40)	$98,018	$—	$101,889	$—	$3,575	$233	$98,081	$—	$101,889
Accounts receivable, net	—	39,630	88,508	157,891	—	286,029	—	17,553	110,585	157,891	—	286,029
Inventories	—	10,018	55,142	63,521	—	128,681	—	6,122	59,038	63,521	—	128,681
Other current assets	—	30,247	9,635	65,350	—	105,232	—	24,095	15,787	65,350	—	105,232
Due from affiliates	—	180,078	23,841	7,481	(211,400)	—	—	64,250	—	—	(64,250)	—
Total current assets	—	263,884	177,086	403,236	(211,400)	632,806	—	115,595	185,643	395,818	(64,250)	632,806
Property, plant and equipment, net	—	54,280	108,126	287,973	—	450,379	—	28,668	133,738	287,973	—	450,379
Investment in subsidiaries	—	772,942	28,799	190,777	(992,518)	—	339,707	1,150,891	12,053	183,895	(1,686,546)	—

Notes receivable from affiliates	—	423,553	358,908	37,724	(820,185)	—	54,616	—	327,777	—	(382,393)	—
Other assets, net of accumulated amortization	—	97,613	12,300	19,909	—	129,822	1,670	95,943	12,300	19,909	—	129,822
Total assets	—	1,993,178	813,992	1,292,142	(2,024,103)	2,075,209	395,993	1,732,594	839,694	1,240,117	(2,133,189)	2,075,209

Accounts payable	—	40,516	73,044	147,698	—	261,258	—	27,908	85,590	147,760	—	261,258
Accrued liabilities	—	70,481	12,138	95,534	—	178,153	1,036	66,890	14,693	95,534	—	178,153
Due to affiliates	—	26,951	179,300	5,149	(211,400)	—	—	—	38,576	25,674	(64,250)	—
Total current liabilities	—	140,137	264,482	256,436	(211,400)	449,655	1,036	96,987	138,859	277,023	(64,250)	449,655

Long-term debt, net of current maturities	—	1,135,875	—	4,077	—	1,139,952	55,250	1,080,625	—	4,077	—	1,139,952
Other noncurrent liabilities	—	83,114	672	57,027	—	140,813	—	82,854	932	57,027	—	140,813
Notes payable to affiliates	—	371,632	160,065	288,488	(820,185)	—	—	134,187	—	248,206	(382,393)	—
Total liabilities	—	1,730,758	425,219	611,110	(1,031,585)	1,735,502	56,286	1,394,653	139,791	591,415	(446,643)	1,735,502

Stockholders’ investment	—	262,420	388,773	681,032	(992,518)	339,707	339,707	337,941	699,903	648,702	(1,686,546)	339,707

Total Liabilities and Stockholders’ Investment	$—	$1,993,178	$813,992	$1,292,142	$(2,024,103)	$2,075,209	$395,993	$1,732,594	$839,694	$1,240,117	$(2,133,189)	$2,075,209

	Previously Reported						Restated
	Dura	Dura		Non-			Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor			Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
Condensed Consolidating Statement of Operations
(Amounts in thousands)
For the Year Ended December 31, 2005
Revenues	$—	$282,854	$852,290	$1,183,911	$(27,615)	$2,291,440	$—	$187,896	$947,248	$1,183,911	$(27,615)	$2,291,440
Cost of sales	—	256,043	735,321	1,076,894	(27,615)	2,040,643	—	152,989	838,375	1,076,894	(27,615)	2,040,643
Gross profit	—	26,811	116,969	107,017	—	250,797	—	34,907	108,873	107,017	—	250,797
Selling, general and administrative expenses	—	61,296	30,989	62,835	—	155,120	—	4,260	65,234	85,626	—	155,120

Facility consolidation, asset impairment and other charges	—	1,113	4,377	5,907	—	11,397	—	975	4,515	5,907	—	11,397
Operating income (loss)	—	(35,820)	81,421	38,245	—	83,846	—	29,450	38,942	15,454	—	83,846
Interest expense, net of interest in	—	88,224	2,330	9,269	—	99,823	4,280	83,944	2,330	9,269	—	99,823

Income from continuing operations before income taxes and minority interest	—	(109,239)	79,091	28,976	—	(1,172)	(4,280)	(39,689)	36,612	6,185	—	(1,172)
Provision for income taxes	—	(55,346)	40,997	14,772	—	423	(1,500)	(14,006)	12,814	3,115	—	423

Minority interest in non wholly owned subsidiaries / Equity in (earnings) losses of affiliates	—	(50,116)	—	(7,553)	57,846	177	(4,594)	(30,277)	—	(15,122)	50,170	177
Dividends from affiliates	—	(5,591)	—	—	5,591	—	—	—	—	—	—	—
Income from continuing operations	—	1,814	38,094	21,757	(63,437)	(1,772)	1,814	4,594	23,798	18,192	(50,170)	(1,772)

Net income	$—	$1,814	$38,094	$25,343	$(63,437)	$1,814	$1,814	$4,594	$23,798	$21,778	$(50,170)	$1,814

	Previously Reported						Restated
	Dura	Dura		Non-			Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor			Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated

Condensed Consolidating Statement of Cash Flows
(Amounts in thousands)
For the Year Ended December 31, 2005
OPERATING ACTIVITIES:
Net income	$—	$1,814	$38,094	$25,343	$(63,437)	$1,814	$1,814	$4,594	$23,798	$21,778	$(50,170)	$1,814
Income (loss) from continuing operations	—	1,814	38,094	21,757	(63,437)	(1,772)	1,814	4,594	23,798	18,192	(50,170)	(1,772)
Depreciation and amortization	—	9,321	19,932	49,010	—	78,263	—	5,871	23,382	49,010	—	78,263
Facility consolidation and other	—	—	3,926	4,311	—	8,237	—	(132)	4,058	4,311	—	8,237
(Gain)/loss on sale of plant, property, and equipment	—	—	—	—	—	—	—	60	19	(275)	—	(196)
Equity in losses (earnings) of affiliates and minority interest	—	(50,116)	—	(7,730)	57,846	—	(4,594)	(30,277)	—	(15,122)	50,170	177

Changes in other operating items	—	(8,092)	(33,625)	(20,644)	—	(62,361)	2,780	(166,128)	107,794	(6,788)	—	(62,342)

Net cash provided by (used in) continuing operating activities	—	(104,124)	43,413	45,653	(5,591)	(20,649)	—	(243,063)	174,137	48,277	—	(20,649)

INVESTING ACTIVITIES:
Capital expenditures	—	(10,803)	(11,748)	(41,317)	—	(63,868)	—	(3,699)	(18,852)	(41,317)	—	(63,868)

Net cash used in continuing investing activities	—	(10,141)	(9,087)	(42,150)	—	(61,378)	—	(3,037)	(16,191)	(42,150)	—	(61,378)

FINANCING ACTIVITIES:
Debt financing (to) from affiliates	—	118,142	(30,398)	(87,744)	—	—	—	249,637	(159,332)	(90,305)	—	—
Dividends paid	—	—	(5,591)	—	5,591	—	—	—	—	—	—	—
Net cash provided by (used in) continuing financing activities	—	115,232	(35,992)	(89,157)	5,591	(4,326)	—	246,727	(159,335)	(91,718)	—	(4,326)

NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	—	967	(1,666)	(93,596)	—	(94,295)	—	627	(1,389)	(93,533)	—	(94,295)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	2,944	1,626	186,998	—	191,568	—	2,948	1,622	186,998	—	191,568
End of period	$—	$3,911	$(40)	$98,018	$—	$101,889	$—	$3,575	$233	$98,081	$—	$101,889

	Previously Reported						Restated
	Dura	Dura		Non-			Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor			Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated

Condensed Consolidating Statement of Operations
(Amounts in thousands)
For the Year Ended December 31, 2004
Revenues	$—	$327,516	$972,793	$1,191,973	$(48,836)	$2,443,446	$—	$207,746	$1,085,587	$1,191,973	$(41,860)	$2,443,446
Cost of sales	—	298,655	839,237	1,083,080	(48,836)	2,172,136	—	176,964	953,952	1,083,080	(41,860)	2,172,136
Gross profit	—	28,861	133,556	108,893	—	271,310	—	30,782	131,635	108,893	—	271,310
Selling, general and administrative expenses	—	55,379	31,111	63,112	—	149,602	—	4,059	63,665	81,878	—	149,602

Facility consolidation, asset impairment and other charges	—	295	17,232	4,290	—	21,817	—	323	17,204	4,290	—	21,817
Operating income (loss)	—	(27,035)	85,031	41,450	—	99,446	—	26,178	50,584	22,684	—	99,446

Interest expense, net of interest income	—	71,909	6,927	10,515	—	89,351	4,280	67,629	6,927	10,515	—	89,351

Income from continuing operations before provision for income taxes and minority interest	—	(98,944)	78,104	30,935	—	10,095	(4,280)	(41,451)	43,657	12,169	—	10,095

Provision for income taxes	—	(13,533)	11,561	3,336	—	1,364	(1,500)	(17,288)	15,280	4,872	—	1,364

Minority interest in non-wholly owned subsidiaries	—	(92,355)	—	482	91,873	—	(14,503)	(38,786)	—	2,348	50,941	—
Dividends from affiliates	—	(4,899)	—	—	4,899	—	—	—	—	—	—	—
Income from continuing operations	—	11,843	66,543	27,117	(96,772)	8,731	11,723	14,623	28,377	4,949	(50,941)	8,731
Net Income	$—	$11,723	$66,543	$30,229	$(96,772)	$11,723	$11,723	$14,503	$28,377	$8,061	$(50,941)	$11,723

	Previously Reported						Restated
	Dura	Dura		Non-			Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor			Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated

Condensed Consolidating Statement of Cash Flows
(Amounts in thousands)
For the Year Ended December 31, 2004
OPERATING ACTIVITIES:
Net income	$—	$11,723	$66,543	$30,229	$(96,772)	$11,723	$11,723	$14,503	$28,377	$8,061	$(50,941)	$11,723
Income (loss) from continuing operations	—	11,843	66,543	27,117	(96,772)	8,731	11,723	14,623	28,377	4,949	(50,941)	8,731

Depreciation and amortization	—	8,826	21,617	51,626	—	82,069	—	5,427	25,016	51,626	—	82,069

Equity in losses (earnings) of affiliates and minority interest	—	(92,355)	—	482	91,873	—	(14,503)	(38,786)	—	2,348	50,941	—

Changes in other operating items	—	100,722	(36,632)	(64,868)	—	(778)	2,780	(307,421)	345,868	(42,005)	—	(778)
Net cash provided by continuing operating activities	—	33,308	55,865	16,062	(4,899)	100,336	—	(321,885)	403,598	18,623	—	100,336

INVESTING ACTIVITIES:
Capital expenditures	—	(9,399)	(13,705)	(41,968)	—	(65,072)	—	(4,873)	(18,231)	(41,968)	—	(65,072)
Net cash used in continuing investing activities	—	(9,399)	(13,705)	(55,295)	—	(78,399)	—	(4,873)	(18,231)	(55,295)	—	(78,399)

FINANCING ACTIVITIES:
Debt financing (to) from affiliates	—	(59,536)	(36,724)	96,260	—	—	—	291,131	(384,830)	93,699	—	—
Dividends paid	—	—	(4,899)	—	4,899	—	—	—	—	—	—	—

Net cash provided by (used in) continuing financing activities	—	(66,693)	(41,660)	86,535	4,899	(16,919)	—	283,974	(384,867)	83,974	—	(16,919)
NET CHANGE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	—	(29,152)	500	32,952	—	4,300	—	(29,152)	500	32,952	—	4,300
CASH AND CASH EQUIVALENTS:
Beginning of period	—	32,216	1,126	147,926	—	181,268	—	32,220	1,122	147,926	—	181,268
End of period	$—	$2,944	$1,626	$186,998	$—	$191,568	$—	$2,948	$1,622	$186,998	$—	$191,568

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

Item 9A. Controls and Procedures
     Evaluation of Disclosure Controls and Procedures
          The Company’s management re-evaluated, with the participation of its principal executive officer and principal financial officer, the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures mean the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in its reports filed or submitted under the Securities Exchange Act of 1934 are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. The Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving their objectives. Management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the re-evaluation of the Company’s disclosure controls and procedures, as of the end of the period covered by this report, the Company’s principal executive officer and principal financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level, due to the fact that there was a material weakness identified in our internal control over financial reporting (which is a subset of disclosure controls and procedures) related to preparation and review of the Company’s supplemental guarantor information note, which resulted in the errors described in Note 17 and the material weaknesses described below in our Management’s Report on Internal Control Over Financial Reporting, as Revised.

Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting, As Revised
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
     As a result of the restatement discussed in Note 17 to the consolidated financial statements, management reassessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
     A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis.
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
     The following actions will be undertaken by management during 2007 to address the continued material weakness identified above: (i) critical assessment of the redesigned processes and procedures for the detailed documentation and reconciliations surrounding the tax effects of nonrecurring transactions and deferred income tax accounting in our foreign tax jurisdictions to help ensure that we are able to identify and address tax accounting issues in a more timely and comprehensive manner; (ii) hiring additional tax department personnel who have the appropriate skill and knowledge background with respect to SFAS No. 109, Accounting for Income Taxes, SFAS No. 5, Accounting for Contingencies, FIN 48, Accounting for Uncertainty in Income Taxes, and other applicable rules and regulations with respect to tax matters; and (iii) implementing additional recurring review procedures to ensure compliance with SFAS No. 109, SFAS No. 5, FIN 48, and other applicable rules and regulations with respect to tax matters.

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
2006 Material Weaknesses as Revised
     Management has determined that the following additional material weaknesses in its internal control over financial reporting existed at December 31, 2006.
Preparation and review of the Company’s consolidating guarantor and non-guarantor financial information.
Insufficient numbers of personnel having appropriate knowledge, experience and training in the application of U.S. GAAP at both the Company’s operating locations and corporate headquarters, and insufficient personnel at the Company’s corporate headquarters to provide effective oversight and review of financial transactions.
     The Company’s controls over the application and disclosure of generally accepted accounting principles as applied in the U.S. (GAAP) are ineffective as a result of insufficient resources and technical accounting expertise within the organization to resolve and determine appropriate accounting and disclosures in a timely manner. Furthermore, accounting for transactions is performed across multiple locations that are not adequately staffed or are staffed with individuals that do not have the appropriate level of GAAP knowledge, resulting in non-timely completion of various accounting and financial reporting requirements. Additional personnel and oversight is needed within the Company to ensure timely completion of financial reporting requirements and to review the accounting for transactions to ensure compliance with GAAP.
     Management is working toward increasing the number of qualified accounting personnel by actively recruiting additional experienced accountants to increase the knowledge of accounting and strengthen internal controls within the Company. In addition, management has committed to providing the finance staff with additional support and training in order to enable them to identify unusual or complex transactions and disclosures requiring further consideration by technical accounting experts or others within the organization, to address this material weakness. Until such time as management can execute on the above remediation plans, management has determined the following additional procedures will be performed:
•	More transactions will be reviewed by the Corporate Controller and/or the European Finance Staff rather than at an operating location or within the Company’s shared services organization, particularly those which deviate from previously reviewed or standard terms and conditions;

•	Management will strengthen its review of the documentation supporting the accounting for transactions and the related disclosures; and

•	External experts will be utilized, when deemed necessary, to assist in evaluating transactions as well as preparing and reviewing the appropriate supporting documentation.
Preparation, review and monitoring controls over account reconciliations and analyses did not operate effectively to ensure significant account balances were accurate and supported with appropriate underlying calculations and documentations in a timely manner.
     With the significant changes in our business caused in part by our chapter 11 status, and the loss of several finance and accounting personnel during our fourth quarter, account reconciliations were not completed or reviewed adequately, appropriately and/or on a timely basis, resulting is significant delay in our ability to complete the preparation of our consolidated financial statements as of December 31, 2006.
     As noted above, the lack of personnel contributed, among other matters, to our inability to prepare, review and monitor account reconciliations and associated analyses. We are in process of re-educating and training our current accounting personnel, and implementing standard account reconciliation processes and analyses throughout the organization, to address this material weakness. Until such time as the aforementioned procedures can be adequately implemented, the following additional procedures will be implemented:
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
     We are in process of designing and implementing adequate, permanent processes and controls over transactions conducted in the U.S. Accounting Shared Services Center surrounding cash disbursements and receipts to address this material weakness. Until such time as the aforementioned procedures can be adequately implemented, management has engaged temporary employees, and external experts with sufficient experience to monitor, account and control cash transactions in the U. S. Accounting Shared Services Center.
     Based upon criteria established in Internal Control — Integrated Framework, the material weaknesses described above has caused management to conclude that we did not maintain effective internal control over financial reporting as of December 31, 2006.
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
     (a) Documents Filed as Part of this Report on Form 10-K/A
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
          (3) Exhibits: See “Exhibit Index”

DURA AUTOMOTIVE SYSTEMS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Page
Number in
Sequential
Numbering
of all Form
10-K
and
Exhibit
Exhibit		Pages

4.12	Supplemental Indenture, dated July 29, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in U.S. dollars, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.	*

4.13	Supplemental Indenture, dated July 29, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in Euros, incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.	*

4.14	Second Supplemental Indenture, dated June 1, 2001 between Dura Operating Corp., Dura Automotive Systems, Inc., the guaranteeing subsidiary named therein, the original guarantors named therein and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 (Registration No. 333-65470).	*

4.15	Supplemental Indenture, dated as of February 21, 2002, by and among Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and U.S. Bank Trust National Association, as trustee under the indentures relating to the 9% senior subordinated notes, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.	*

4.16	Indenture, dated April 18, 2002, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors named therein and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012, incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-4 (Registration No. 333-88800).	*

4.17	Supplemental Indenture, dated as of October 22, 2003, among Creation Group Holdings, Inc., Creation Group, Inc., Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company, Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012. Incorporated by reference to Exhibit 4.21 to Form 10-K for the year ended December 31, 2003.	*

4.18	Supplemental Indenture, dated as of October 22, 2003 among Creation Group Holdings, Inc., Creation Group, Inc., Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company, Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes. Incorporated by reference to Exhibit 4.22 to Form 10-K for the year ended December 31, 2003.	*

10.1**	1996 Key Employee Stock Option Plan, incorporated by reference to Exhibit 10.27 of the S-1.	*

10.2**	Independent Director Stock Option Plan, incorporated by reference to Exhibit 10.28 of the S-1.	*

10.3**	Employee Stock Discount Purchase Plan, as amended, incorporated by reference to Exhibit B to the 2003 Proxy Statement filed with the SEC on April 29, 2003.	*

10.4**	Stock Option Agreement, dated as of August 31, 1994, between Dura Automotive Systems, Inc., and Alkin, incorporated by reference to Exhibit 10.4 of S-1.	*

10.5**	Dura Automotive Systems, Inc. 2003 Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2003, filed with the SEC on March 11, 2004.	*

10.6**	Consulting Agreement, dated as of April 1, 2003, between Dura Automotive Systems, Inc. and	*

Page
Number in
Sequential
Numbering
of all Form
10-K
and
Exhibit
Exhibit		Pages

Karl F. Storrie, incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2003, filed with the SEC on March 11, 2004.

10.7**	Employment Letter, dated December 23, 2002, relating to the offer of employment for Mr. Larry Denton, incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003, filed with the SEC on March 11, 2004.	*

10.8**	Employment Agreement, dated February 16, 2006, between Dura Automotive Systems, Inc. and Jr. Jurgen von Heyden, incorporated by reference to Exhibit 10.1, 10.2 and 10.3 to Form 8-K filed with the SEC on February 23, 2006.	*

10.9**	Termination of Employment Agreement by and between Dura Holding Germany GmbH represented by Dura Operating Corporation and Heyden/Mr. Jurgen von Heyden.	#

10.10**	1998 Stock Incentive Plan, as amended, incorporated by reference to Exhibit 10.1 of the Company’s 2000 Form 10-Q for the quarterly period ended June 30, 2004 filed with the SEC on August 6, 2004.	*

10.11**	Deferred Income Leadership Stock Purchase Plan, incorporated by reference to Appendix A of the 2000 Proxy Statement filed with the SEC on May 25, 2000.	*

10.12**	Director Deferred Stock Purchase Plan, incorporated by reference to Appendix B of the 2000 Proxy Statement filed with the SEC on May 25, 2000.	*

10.13	Fifth Amended and Restated Credit Agreement, Dated May 3, 2005, among Dura Automotive Systems, Inc., as Parent Guarantor, The Subsidiary Guarantors Party thereto, as Loan Guarantors, Dura Operating Corp., and Dura Automotive Systems (Canada), Ltd., as borrowers; and Bank of America, N.A., J.P. Morgan Chase Bank, N.A., and J.P. Morgan Securities Inc., as lenders, incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 29, 2005.	*

10.14	$150,000,000 Credit Agreement dated May 3, 2005 among Dura Automotive Systems, Inc., as Parent Guarantor, Dura Operating Corp., as Borrower, The Subsidiary Guarantors from time to time parties thereto; and Wilmington Trust Company, Bank of America Securities, LLC, J.P. Morgan Chase Bank, N.A., as lenders, incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 29, 2005.	*

10.15	Intercreditor agreement dated May 3, 2005, incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarterly period ended July 3, 2005, filed with the SEC on August 29, 2005.	*

10.16	1998 Stock Incentive Plan, as amended May 25, 2000 and as further amended May 19, 2004, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on From 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 6, 2004.	*

10.17	Form of Change of Control Agreement dated as of June 16, 2004, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 6, 2004.	*

10.18**	Deferred Compensation Plan Change of Control Agreement dated as of June 16, 2004, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 6, 2004.	*

10.19**	Plan participants of the Dura Automotive Systems, Inc. 2003 Supplemental Executive Retirement Plan as of March 1, 2006.	#

10.20**	Plan participants of the Dura Automotive Systems, Inc. Change of Control Agreements.	#

10.21**	Employment Contract between the Company and David Szczupak.	#

10.22**	Employment Contract between the Company and David L. Harbert.	#

10.23**	Termination of Employment Contract between the Company and Milton D. Kniss.	#

10.24**	Tatum, LLC Interim Engagement Resource Agreement.	#

Page
Number in
Sequential
Numbering
of all Form
10-K
and
Exhibit
Exhibit		Pages

10.25**	Key Management Incentive Plan.	#

10.26**	Performance Share Award Agreement dated May 31, 2006.	#

10.27	$115,000,000 Senior Secured Super-priority Debtor In Possession Revolving Credit Facilities and Guaranty Agreement, dated as of November 30, 2006	#

10.28	Amendment No.1 and Waiver to the Debtor In Possession Revolving Credit Facilities and Guaranty Agreement dated May 1, 2007.	#

10.29	Amendment No.2 to the Debtor In Possession Revolving Credit and Guaranty Credit Agreement, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the SEC on July 6, 2007.	*

10.30	$185,000,000 Senior Secured Super-priority Debtor In Possession Term Loan and Guaranty Agreement, dated as of October 31, 2006	#

10.31	Amendment to the Debtor In Possession Term Loan and Guaranty Agreement dated November 30, 2006.	#

10.32	Amendment No.2 and Waiver to Debtor In Possession Term Loan and Guaranty Agreement dated May 1, 2007.	#

10.33	Amendment No.3 to Debtor In Possession Term Loan and Guaranty Agreement, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 6, 2007.	*

12.1	Statement of Computation of Ratio of Earnings (Loss) to Fixed Charges.	#

21.1	Subsidiaries of Dura Automotive Systems, Inc.	#

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—

*	Incorporated by reference.

**	Indicates compensatory arrangement.

#	Filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, previously filed on July 16, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURA AUTOMOTIVE SYSTEMS, INC.
By	/s/ Lawrence A. Denton
Lawrence A. Denton,
Chairman of the Board of Directors, President and Chief Executive Officer

Date: December 20, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lawrence A. Denton	Chairman of the Board of Directors, President	December 20, 2007
Lawrence A. Denton	and Chief Executive Officer (Principal Executive Officer)

/s/ Walter P. Czarnecki	Director	December 20, 2007
Walter P. Czarnecki

/s/ Jack K. Edwards	Director	December 20, 2007
Jack K. Edwards

/s/ James O. Futterknecht, Jr.	Director	December 20, 2007
James O. Futterknecht, Jr.

/s/ Yousif B. Ghafari	Director	December 20, 2007
Yousif B. Ghafari

/s/ J. Richard Jones	Director	December 20, 2007
J. Richard Jones

/s/ Nick G. Preda	Director	December 20, 2007
Nick G. Preda

/s/ Ralph R. Whitney, Jr.	Director	December 20, 2007
Ralph R. Whitney, Jr.

/s/ C. Timothy Trenary	Vice President and Chief Financial Officer	December 20, 2007
C. Timothy Trenary	(Principal Financial and Accounting Officer)