Form 10-Q
period 2007-04-01
DURA AUTOMOTIVE SYSTEMS INC
filed 2008-10-31
CIK 1016177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission file number: 0-21139
Dura Automotive Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2773380
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2791 Research Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(248) 299-7500
Former name, former address and former fiscal year,
if changed, since last report:
N/A
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☑No
     The number of shares outstanding of the predecessor to the Registrant’s Class A common stock, par value $0.01 per share, at April 1, 2007, was 18,904,222 shares.

Dura Automotive Systems, Inc.
INDEX

EXPLANATORY NOTE
     Dura Automotive Systems, Inc., a Delaware corporation (“New Dura”), is the successor to a separate Delaware corporation of the same name (“Old Dura”) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. As described in greater detail in this Quarterly Annual Report under the caption “Chapter 11 Proceedings,” on June 27, 2008, New Dura issued certain shares of its preferred and common stock in connection with the emergence of Old Dura from Chapter 11 bankruptcy proceedings and all of the outstanding securities of Old Dura were cancelled. As used in this Quarterly Report, the terms “Dura,” “Company”, “we,” “our” and “us” refer to Old Dura when used with respect to the period prior to emergence from Chapter 11 bankruptcy proceedings and refer to the New Dura when used with respect to the period after emergence from such proceedings.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	APRIL 1,	DECEMBER 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$60,133	$90,446
Accounts receivable, net of reserve for doubtful accounts of $6,638 in 2007 and $6,498 in 2006	355,199	311,981
Inventories	152,762	149,367
Deferred income taxes	6,442	6,642
Other current assets	106,841	123,612

Total current assets	681,377	682,048

Property, plant and equipment, net	458,895	465,475
Goodwill	258,434	258,313
Deferred income taxes	20,156	22,037
Other assets, net	29,504	26,968

	$1,448,366	$1,454,841

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current Liabilities:
Debtors-in-possession financing	$193,139	$165,000
Current maturities of long-term debt	3,816	4,679
Accounts payable	175,730	164,831
Accrued liabilities	186,005	160,624
Accrued pension and postretirement benefits	1,437	1,437
Deferred income taxes	2,781	2,768

Total current liabilities	562,908	499,339

Long-term Liabilities:
Long-term debt, net of current maturities	1,663	2,596
Pension and postretirement benefits	67,449	68,044
Other noncurrent liabilities	40,015	39,515
Deferred income taxes	7,765	8,132

Total long-term liabilities	116,892	118,287

Liabilities subject to compromise	1,320,949	1,335,083

Total liabilities	2,000,749	1,952,709

Commitments and Contingencies (Notes 4, 6, 9 and 10)
Minority interests	5,594	5,459
Stockholders’ Deficit:
Common stock, Class A; par value $.01; 60,000,000 shares authorized; 18,904,222 issued and outstanding	189	189
Additional paid-in capital	351,878	351,878
Treasury stock at cost	(1,743)	(1,743)
Accumulated deficit (including FIN 48 cumulative effect adjustment of $2,348 in 2007)	(1,067,751)	(1,002,185)
Accumulated other comprehensive income	159,450	148,534

Total Stockholders’ Deficit	(557,977)	(503,327)

	$1,448,366	$1,454,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	THREE MONTHS ENDED
	APRIL 1, 2007	APRIL 2, 2006
Revenues	$549,057	$570,925
Cost of sales	528,124	518,994

Gross profit	20,933	51,931
Selling, general and administrative expenses	38,753	36,752
Facility consolidation, asset impairment and other charges	8,715	2,572
Amortization expense	173	105

Operating income (loss)	(26,708)	12,502
Interest expense, net (contractual interest expense for the three months ended April 1, 2007 and April 2, 2006 was $34,321 and $26,186, respectively)	12,284	26,186

Loss from continuing operations before reorganization items, income taxes and minority interest	(38,992)	(13,684)
Reorganization items	15,359	—

Loss from continuing operations before income taxes and minority interest	(54,351)	(13,684)
Provision (benefit) for income taxes	13,488	(4,539)
Minority interest in non-wholly owned subsidiaries	74	54

Loss from continuing operations	(67,913)	(9,199)
Income from discontinued operations, net of tax	—	1,159

Loss before change in accounting principle	(67,913)	(8,040)
Cumulative effect of change in accounting principle, net of tax of $712	—	1,020

Net loss	$(67,913)	$(7,020)

Basic and diluted loss per share:
Loss from continuing operations	$(3.59)	$(0.49)
Income from discontinued operations, net of tax	—	0.06
Cumulative effect of change in accounting principle, net of tax	—	0.05

Net loss	$(3.59)	$(0.38)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands of dollars)

	THREE MONTHS ENDED
	APRIL 1, 2007	APRIL 2, 2006
OPERATING ACTIVITIES:
Net loss	$(67,913)	$(7,020)
Less: Income from discontinued operations	—	1,159
Less: Cumulative effect of change in accounting principle, net of tax	—	1,020

Loss from continuing operations	(67,913)	(9,199)
Adjustments required to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	19,803	20,024
Asset impairments	2,495	1,629
Facility consolidation charges	6,220	—
Amortization of deferred financing fees	2,000	957
Loss on sale of assets	(64)	—
Bad debt expenses	30	—
Reorganization items	15,359	—
Payments on reorganization items	(10,863)	—
Deferred income tax expense	1,874	1,481
Change in other operating items:
Accounts receivable	(40,222)	(36,567)
Inventories	(3,030)	(4,708)
Other current assets	17,734	(6,460)
Accounts payable and accrued liabilities	23,033	24,569
Other assets, liabilities and noncash items	(8,209)	(1,631)

Net cash used in continuing operating activities	(41,753)	(9,905)

INVESTING ACTIVITIES:
Capital expenditures	(16,328)	(22,483)
Proceeds from the sale of assets and other	244	101

Net cash used in continuing investing activities	(16,084)	(22,382)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	28,139	(17,500)
Long-term borrowings	—	76,242
Repayments of long-term borrowings	(1,827)	(1,135)
Debt issue costs	(90)	(1,950)
Proceeds from sale of equity securities	—	76

Net cash provided by continuing financing activities	26,222	55,733
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,302	3,174

NET CASH FLOWS FROM CONTINUING OPERATIONS	(30,313)	26,620
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	47
Investing activities, including proceeds from sale of business	—	(634)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	—	(587)
CASH AND CASH EQUIVALENTS:
Beginning of period	90,446	101,889

End of period	$60,133	$127,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Organization and Basis of Presentation
     On October 30, 2006, Dura and its United States (“U.S.”) and Canadian subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
     On June 27, 2008 (the “Effective Date”), the Debtors satisfied, or otherwise obtained a waiver of, each of the conditions precedent to the effective date specified in Article VIII of the Debtors’ Revised Joint Plan of Reorganization Under chapter 11 of the Bankruptcy Code (With Further Technical Amendments) (the “Confirmed Plan”), dated May 12, 2008, as confirmed by an order (the “Confirmation Order”) of the United States Bankruptcy Court entered on May 13, 2008. Refer to the discussion of the Company’s emergence from chapter 11 bankruptcy at Note 13 to the condensed consolidated financial statements in conjunction with the following footnotes.
     Dura (leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive industry. Dura is a holding company whose predecessor was formed in 1990.
     We sell our products to every major North American, European and Asian automotive original equipment manufacturer (“OEM”). We have manufacturing and product development facilities located in the United States (“U.S.”), Brazil, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom (“UK”). We also have a presence in India, Japan, and Korea through sales offices, alliances or technical licenses.
     Chapter 11 Bankruptcy Filing — On October 30, 2006, Dura and its United States (“U.S.”) and Canadian subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ chapter 11 cases were (prior to June 27, 2008) being jointly-administered under Case No. 06-11202 (KJC). In 2007, the Debtors continued to operate their businesses as “Debtors-in-possession” under the supervision of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Dura’s European, Asian, and Latin American operations were not included in the filings and continued their business operations in 2007 without supervision from the Bankruptcy Court and were not subject to the requirements of the Bankruptcy Code.
     In 2007, the Debtors operated pursuant to chapter 11 under the Bankruptcy Code. The accompanying condensed combined financial statements reported in Note 12 to the condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the Company’s emergence from bankruptcy on the Effective Date.
     American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), which is applicable to companies in chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statement of operations. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Dura adopted SOP 90-7 effective October 30, 2006 and segregated those items, as outlined above, for all reporting periods subsequent to such date.
          The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, these Condensed Consolidated Financial Statements include all adjustments, consisting of only normal recurring items, unless otherwise disclosed herein, these considered necessary for a fair presentation of the financial position and results of operations of Dura. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in Dura’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2006 as filed with the SEC. Results of operations for this quarter are not necessarily indicative of the expected results for the year.
     The Condensed Consolidated Financial Statements are prepared using accounting principles generally accepted in the United States of America. These accounting principles require us to use estimates and assumptions that impact reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. Actual results may differ from our estimates.
     See Note 12 for the condensed combined financial statements of the Debtors and refer to the discussion of the Company’s emergence from chapter 11 bankruptcy at Note 13 to the condensed consolidated financial statements.
2. Significant Accounting Policies
Principles of Consolidation
     The Company consolidates all majority owned subsidiaries and investments in entities in which it has controlling influence. Non-majority owned investments are accounted for using the equity method when the Company is able to influence the operating policies of the investee. Non-majority owned investments include investment in limited liability companies, partnerships, or joint ventures. When the Company does not influence the operating policies of an investee, the cost method is used. These condensed consolidated financial statements also reflect the Company’s proportionate interest in certain jointly owned plants. The Company eliminates all intercompany balances and transactions.
Cash and Cash Equivalents
     Cash equivalents consist of money market instruments with original maturities of three months or less and are stated at cost, which approximates fair value.
Inventories
     Inventories are stated at the lower of cost, determined on a first-in, first-out basis or market. We assess inventory valuation based on estimates of future demand. Our estimated future demand is based upon projections of future related automobile platform sales and recreational specialty vehicle (RVSV) products.
     Inventories consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Raw materials	$76,136	$76,594
Work-in-process	34,125	31,415
Finished goods	42,501	41,358

	$152,762	$149,367

Other Current Assets
     Other current assets consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Excess of cost over billings on uncompleted tooling projects	$54,494	$58,107
Income and other tax receivables	28,849	29,394
Debt issue costs, net of amortization of $2,661 in 2007 and $661 in 2006	5,987	7,897
Prepaid expenses and other	17,511	28,214

	$106,841	$123,612

     Excess of cost over billings on uncompleted tooling projects represents unbilled recoverable costs incurred by us in the production or procurement of customer-owned tooling to be used by us in the manufacture of our products. We receive specific purchase orders for these tooling projects and expect to be reimbursed by the customer within one year. Costs are deferred until reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently when identified.
     Debt issue costs relate to liabilities that are subject to compromise under the Bankruptcy Code. This amount is reported as a current asset due to the fact that the Company is in default with all of its prepetition debt as a result of filing for chapter 11.
Property, Plant and Equipment
     Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the item, are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged to income. When circumstances indicate a potential impairment to the carrying value of any property, plant or equipment, we perform an evaluation in accordance with SFAS 144 to assess the recoverability of the assets. See further discussion in Note 4 to the consolidated financial statements.
     Valuation of Long-Lived Assets — Dura periodically evaluates the carrying value of long-lived assets held for use including amortizable intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or from appraisals performed by valuation experts. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. Construction in progress includes prepayments for equipment purchases.
     Construction in progress includes prepayments for equipment purchase.
Goodwill and Other Assets
     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combination transactions.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform impairment tests using both a discounted cash flow methodology and a market multiple approach for each of our reporting units. This impairment test is conducted during the second quarter of each year or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired.
     In connection with our ongoing review of goodwill during our second quarter of 2007, our analysis indicated the reported value of our goodwill in our Body & Glass reporting unit, recorded in connection with various acquisitions that have been completed over the last ten years, was materially impaired. Under SFAS 142, we began the step two impairment assessment of the Body & Glass reporting unit goodwill. During our second quarter ended July 1, 2007, we completed our step two impairment analysis and determined that all of the Body & Glass reporting unit’s goodwill was impaired. Subsequent to April 1, 2007, in the second quarter, we recorded an impairment charge for the total amount of the Body & Glass reporting unit goodwill of approximately $184.5 million. In addition to the completion of our assessment of the Body & Glass reporting unit, our ongoing reassessment included an assessment of the carrying values of our Atwood Mobile Products reporting unit and resulted in the conclusion that no impairment had occurred. Refer to Note 13 for a discussion of the sale of Atwood in the third quarter.
     A summary of the carrying amount of goodwill by reportable segment as follows (in thousands):

		Atwood
	Body & Glass	Mobile Products	Total
Balance at December 31, 2006(1)	$184,321	$73,992	$258,313
Currency translation adjustment	121	—	121

Balance at April 1, 2007	$184,442	$73,992	$258,434

(1)	This amount has been corrected for a presentation typographical error which correction reduced Body & Glass goodwill and increased Atwood Mobile Products goodwill by $2,676 from amounts previously reported.
     Other noncurrent assets consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Notes receivable, net of reserve	$2,091	$246
Other assets	14,087	13,499
Other intangible assets	13,326	13,223

	$29,504	$26,968

Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Compensation and benefits	$95,122	$73,952
Income and other taxes	16,397	23,137
Restructuring and facility closure	16,653	15,914
Warranty reserve	2,694	2,682
Professional fees directly related to reorganization	20,507	13,219
Interest	2,942	2,174
Other	31,690	29,546

	$186,005	$160,624

Other Noncurrent Liabilities
     Other noncurrent liabilities consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Facility closure, acquisition integrations and discontinued operations	$17,891	$17,897
Warranty and environmental	1,844	7,198
Other	20,280	14,420

	$40,015	$39,515

Liabilities Subject to Compromise
     Refer to the discussion of the emergence from chapter 11 bankruptcy at Note 13 to the condensed consolidated financial statements.
     As a result of the chapter 11 filings, the payment of prepetition indebtedness may be subject to compromise or other treatment under the Debtors’ plan of reorganization. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are stayed. Although prepetition claims are generally stayed, at hearings held on October 30, 2006, the Court granted final approval of the Debtors’ “first day” motions generally designed to stabilize the Debtors’ operations and cover, among other things, human capital obligations, supplier relations, customer relations, business operations, tax matters, utilities, case management and retention of professionals.
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
     Liabilities subject to compromise consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Debt	$1,207,557	$1,206,571
Accrued interest	44,221	44,026
Accounts payable	42,555	64,616
Pension benefit plan	19,870	19,870
Other benefits	927	—
Accrued Income Taxes	5,819	—

	$1,320,949	$1,335,083

Contractual Interest Expense
     Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7.
     In accordance with the Court-approved first day motion, the Company continued (through April 1, 2007) to accrue and pay interest on its Second Lien Term Loan whose principal balance were subject to compromise. Effective October 30, 2006, interest on unsecured prepetition debt, other than the Second Lien Term Loan, has not been accrued as provided for under the U.S. Bankruptcy code. The amount of unrecorded interest expense on prepetition debt for the three months ended April 1, 2007 was approximately $22 million. Contractual interest expense for the three months ended April 1, 2007 was $34 million.

Reorganization Items
     SOP 90-7 requires reorganization items such as certain revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under chapter 11, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items incurred in the three months ended April 1, 2007 were $15.4 million, which represents professional fees.
Revenue Recognition and Sales Commitments
     We recognize revenue when certain persuasive evidence of an arrangement exists, which is primarily when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured, which is when products are shipped out from our premises (“shipping point”) and the risk of loss is transferred to the customer. We enter into agreements with our customers at the beginning of a given vehicle’s life to produce products. Once such agreements are entered into by us, fulfillment of the customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contracts. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales.
     The allowance for doubtful accounts is established based on an analysis of trade receivables for known collectibility issues and the aging of trade receivables at the end of each period. The allowance for doubtful accounts was $6.6 million and $6.5 million at April 1, 2007 and December 31, 2006, respectively. In addition, if we enter into retroactive price adjustments with our customers, these reductions to revenue are recorded when they are determined to be probable and estimable.
Restructuring Charges
     We recognize restructuring and impairment charges in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits(“SFAS 88”), SFAS No. 112, Employer’s Accounting for Post-employment Benefits(“SFAS 112”) , SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Such charges relate to exit activities and primarily include employee termination charges, lease expenses net of any actual or estimated sublease income, employee relocation, asset impairment charges, moving costs for related equipment and inventory, and other exit related costs associated with a plan approved by senior level management. The recognition of restructuring charges requires us to make certain assumptions and estimates as to the amount and timing of exit activity related charges. Quarterly, we evaluate the amounts recorded and adjust for changes in estimates as facts and circumstances change.
Income Taxes
     We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”)which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income tax benefits on net operating loss carryforwards to the extent we believe we will be able to utilize them in future tax filings.
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement 109, (“FIN 48”). Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of initially applying FIN 48 was recognized as cumulative effect adjustment decreasing the January 1, 2007 opening balance of accumulated deficit by $2.4 million. Refer to Note 7 to the condensed consolidated financial statements for more information regarding the impact of adopting FIN 48.
Comprehensive Loss
     Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and pension and postretirement obligations.
     The components of other comprehensive loss are as follows (in thousands):

	THREE MONTHS ENDED
	April 1, 2007	April 2, 2006
Net loss	$(67,913)	$(7,020)
Other comprehensive income (loss):
Foreign currency translation adjustment	10,916	17,178
Pension and postretirement obligations, net of tax	4,979	(85)

Comprehensive income (loss)	$(52,018)	$10,073

Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, DIP Credit Agreement, and other debts approximates fair value because of the short maturity of these instruments. The fair values of the financial instruments included in liabilities subject to compromise are highly uncertain as a result of the restructuring proceedings.
     We do not enter into or hold derivatives for trading or speculative purposes.
Foreign Currency Translation
Assets and liabilities of our foreign operations that do not use the U.S. dollar as their functional currency are translated using the period-end rates of exchange. Results of operations are translated using the average rates prevailing throughout the period. Translation gains or losses are included in other comprehensive income (loss), a separate component of stockholders’ deficit. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of goods sold. Also included in cost of goods sold are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, increased cost of sales by $1.5 million, and $0.4 million, during the three months ended April 1, 2007 and April 2, 2006, respectively.
Warranty and Environmental
     We face an inherent business risk of exposure to product liability and warranty claims in the event that our products do not perform as expected and results in replacement of product on vehicles in the field. OEMs are increasingly requiring their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to an OEM, an OEM may hold us responsible for some or all of the repair and replacement costs of warranty claims under new vehicle warranties when the product supplied does not perform as represented.
     Our policy is to record reserves for customer warranty costs on a case by case basis at the time we believe such amounts are probable and reasonably estimable and to review these determinations on a quarterly basis, or more frequently as additional information is obtained. We have established reserves for issues that are probable and reasonably estimable in amounts management believes are adequate to cover reasonable adverse judgments. We determine our warranty reserves based on identified claims and the estimated ultimate projected claim cost. The final amounts determined for these matters could differ significantly from recorded estimates. We do not carry insurance for warranty or recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available. Our policy regarding the recording of environmental reserves is the same as for warranty, reviewed on a quarterly basis, or more frequently as additional information is obtained
     We are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. Some of our operations involve use of hazardous substances. Like all manufacturers, if a release of hazardous substances occurs or has occurred at or from any of our current or former properties or at a landfill or another location where we have disposed of wastes, we may be held liable for the contamination, which could be material. Our policy regarding the recording of environmental reserves is the same as for warranty, reviewed on a quarterly basis, or more frequently as additional information is obtained.
     The Michigan Department of Environmental Quality (“MDEQ”) has investigated contamination at our facility in Mancelona, Michigan. The investigation stems from the discovery in the mid-1990s of trichloroethylene (“TCE”) in groundwater at the facility and offsite locations. We have not used TCE since we acquired the Mancelona facility, although TCE may have been used by prior operators. MDEQ has indicated that it does not consider us to be a responsible party for the contamination under the Michigan environmental statutes. We have been cooperating with the MDEQ, and have implemented MDEQ’s due care requirements with respect to the contamination. MDEQ installed a municipal drinking water system in the area. The facility is now closed. Management believes that there is no significant exposure related to this matter.
     As part of a 1998 settlement relating to the Excel Main Street Well Field Site in Elkhart, Indiana, where TCE was detected in a municipal well field, we have settled the continuing payment obligation for operation and maintenance of a groundwater monitoring and treatment system near the well field. We have reached settlement with the United States Environmental protection Agency and the pending claim has been discharged. We are also completing cleanups at facilities in Einbeck, Germany and Rotenburg, Germany.
     We have been named a potentially responsible party at several waste disposal sites, including the Himco Dump site in Elkhart County, Indiana and the Lake Calumet site in Cook County, Illinois. Although the environmental laws provide for joint and several liability at such sites, liability is typically allocated among the viable parties involved. We believe that we may have limited liability at some of these sites and have established reserves based on our estimates of the potential liability at the other sites, while we conclude discharge and settlement pursuant to our Plan of Reorganization and emergence.
Deferred Compensation Arrangements
     The Company accounts for certain of its Deferred Compensation Arrangements in accordance with EITF Issue No. 97-14 Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested (“EITF 97-14”). Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives. The plans do not permit diversification and may be settled by the delivery of cash or shares of employer stock. Accordingly, the Company records the employer stock held by the rabbi trust in a similar manner as treasury stock. The deferred compensation obligation is classified as an equity instrument within shareholder’s equity. Pursuant to our filing for chapter 11, these plans had been frozen, and no transactions occurred.
Change in Accounting Principle
     We adopted EITF Issue 05-05, Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”) in 2006. EITF 05-5 addresses the accounting for the bonus feature in the German Altersteilzeit (“ATZ”) early retirement programs and requires recognition of the program expenses at the time the ATZ contracts are signed. The ATZ program is designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. The EITF offers two transition alternatives, either cumulative effect or retrospective application. EITF 05-5 was effective for fiscal years beginning after December 15, 2005. The adoption of EITF 05-5 resulted in a favorable adjustment of $1.0 million, net of income taxes of $0.7 million. This amount is reflected in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle for the quarter ended April 2, 2006.
New and Proposed Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 are to be applied prospectively. Management has determined that there is no significant impact of the standards on our financial conditions and results of operation.
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires, among other things, an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. In 2008, we intend to measure our plans’ funded status as of December 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115, (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. As of January 1, 2008, the Company had not elected to utilize the fair value option under SFAS 159 for any of its financial instruments
     In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, (“SFAS 141 (R)”)which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. The Company plans to implement this standard on January 1, 2009. The Company has not yet evaluated the potential impact of this standard.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51, (“SFAS 160”) which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to implement this standard on January 1, 2009. The Company is still evaluating the potential impact of this standard.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133, (“SFAS 161”) . SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Earlier adoption is encouraged. The Company is still evaluating the potential impact of this standard
     In April 2008, the FASB issued FASB Staff Position SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7, (“FSP SOP 90-7-1”). FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 will require an entity emerging from bankruptcy that applies fresh-start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early. Management has elected to only adopt new accounting standards in effect at the date fresh-start reporting is adopted and to not early adopt standards eligible for early adoption.
3. Discontinued Operations
     In March 2003, we completed the divestiture of our Mechanical Assemblies Europe business to Magal Engineering and members of the local management group, located in Woodley, England. At April 1, 2007, we had remaining accruals related to the divestiture of the Mechanical Assemblies Europe business of $20.1 million, primarily related to the future net lease costs on facilities retained by us, which are through 2021. The Company is in process of negotiating an exit from the lease commitment with the landlord and is currently withholding lease payments pending final negotiations.
     During the first quarter of 2008, the Company has negotiated favorable exit from the lease commitment with the landlord which resulted in a one-time noncash lease commitment liability reversal of approximately $12 million. This accrual is not reported under liabilities from discontinued operations, as the Company retained this liability as part of the divestiture transaction.
     During 2007, we sold other business and properties that were individually and in the aggregate insignificant and did not meet the requirements for discontinued operations reporting.
4. Facility Consolidation, Asset Impairment and Other Charges
     As a part of our ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Such actions have resulted in employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, asset impairments and other charges in the condensed consolidated statements of operations and were accounted for in accordance with SFAS 88, SFAS 112, SFAS 142, SFAS 144, and SFAS 146.

     In connection with the streamlining of operations during the first three months of 2007, we recorded facility consolidation and other charges of $8.7 million, consisting of severance and benefit related costs of $5.3 million, asset impairments of $0.5 million, facility closure and other exit activity costs of $0.3 million, and pension curtailment charges of $2.6 million. In the first three months of 2006, we recorded facility consolidation and other charges of $2.6 million, consisting of severance and benefit related costs of $0.5 million, asset impairments of $1.6 million, and facility closure and other exit activity costs of $0.5 million
     Individual facility consolidation actions, asset impairments and other charges were as follows:
•	In August 2006, we notified our Stratford, Ontario, Canada plant employees that the facility will be closed during 2007. The production was transferred to other Dura facilities to improve overall capacity utilization. A severance charge of $5.1 million was recorded in 2006, along with a pension curtailment charge of $1.1 million. As of April 1, 2007, Stratford had a remaining severance and benefit accrual of $3.6 million. The plant was closed in September 2007

•	In July 2006, we notified our LaGrange, Indiana plant employees that we intended to close the facility. Production was transferred to other Dura facilities in 2007. Negotiations were completed in the third quarter of 2006 with the respective union, and a charge of $3.5 million for severance and benefits was recorded in 2006, along with a $0.5 million pension curtailment. The plant had a remaining accrual of $2.7 million at April 1, 2007 and was closed in June 2007.

•	In June 2006, we announced the proposed closing of our manufacturing facility in Llanelli, Wales, United Kingdom, in order to improve our overall capacity utilization. At that time, we were in the consultation process with Llanelli’s AMICUS trade union concerning the proposed closing, and therefore could not determine if the plant would in fact be closed. In August 2006, it was determined that the Llanelli plant would be closed after completion of negotiations with the trade union. The facility was closed in December 2006.

•	In May 2006, we announced that we would close our Brantford, Ontario, Canada manufacturing facility. Brantford’s production was transferred to other Dura facilities to improve overall capacity utilization. Severance related charges of $1.9 million were recorded in 2006, with $0.9 million reserve remaining at April 1, 2007. The plant was closed in June 2007.

•	During the fourth quarter of 2005, we began the streamlining of our Bracebridge, Ontario, Canada plant with an anticipated completion in 2007. Certain employee severance related charges totaling $1.0 million were incurred in 2005. During 2006, this facility incurred additional severance costs of $1.6 million related to further workforce reductions, asset impairment charges of $3.0 million relating to the loss of the GMT 800/900 platform seat track production and $2.3 million relating to the announced closure of the facility, and $0.9 million of pension curtailment charges. As of April 1, 2007, we had $1.4 million of the severance accrual remaining related to these 2005 and 2006 events. During the first quarter of 2007, we announced a plan to close this facility. The plant was closed in December 2007 and production was transferred to other Dura locations. As a result of the announced plant closure, we incurred severance costs of $4.3 million and $2.6 million of pension curtailment charges for the first quarter ended April 1, 2007. As of April 1, 2007, Bracebridge had $5.7 million of severance accrual remaining related to the 2007 restructuring event.

•	We announced during the third quarter of 2005 a plan to streamline our Einbeck, Germany manufacturing operation. This action resulted in a severance cost of $0.3 million in 2005 and $1.5 million in 2006, as well as an additional $0.1 million of other restructuring costs associated with 2006 production moves, as we continued to streamline the operations at this facility. The plant had a remaining severance accrual of $0.9 million at April 1, 2007.

•	During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter of 2005, we received approval for this action from the appropriate Workers' Council and Union. Full identification of the actual employees has been substantially completed. Total severance costs of $4.0 million are expected upon final identification of all applicable employees.

•	Other severance and benefit accruals totaling $0.7 million remain at April 1, 2007 for the following locations: Llanelli, UK; Pamplona, Spain; Rochester Hills Corporate Office; Plettenburg, Germany; Fremont, Michigan and Atwood.
     We continue to incur exit activity related charges on closed facilities for which we are seeking buyers. In accordance with SFAS No. 146, such expenses are recorded in the period they are incurred.

     The activity relating to the accruals for facility consolidation, asset impairments and other charges, for the three months ended April 1, 2007, is as follows (in thousands):

			Facility
			Closure,
			Curtailments
	Employee		and
	Termination	Asset	Other Costs
	Benefits	Impairment	(1)	Total
Balance at December 31, 2006	$13,595	$—	$—	$13,595
Charges	5,271	497	2,947	8,715
Cash utilization	(3,918)	—	(641)	(4,559)
Noncash/ foreign exchange impact/ other	(141)	(497)	(2,688)	(3,326)

Balance at April 1, 2007	$14,807	$—	$(382)	$14,425

(1)	These amounts include a pension curtailment of $2.6 million for the Bracebridge, Ontario plant.
•	During the second quarter of 2008, we notified our employees at our Mancelona, Michigan operations that we intend to close this facility. Production was transferred to other Dura facilities. The Mancelona facility was closed on September 2008.

•	During the first quarter of 2008, we notified our employees at our Gladwin, Michigan operation that we intend to close this facility. Production will be transferred to other Dura facilities. It is uncertain whether we will be able to sell this facility or obtain court approval.

•	The Company authorized the closure of our Pamplona, Spain operation in late 2007. Production was transferred to other Dura facilities and Pamplona facility was closed in June 2008. As a result of the plant closure, we incurred severence costs of $0.2 million for the three months ended April 1, 2007.

•	In June 2007, we notified our employees at our Barcelona, Spain, and Jacksonville, Florida operations that we intend to close these facilities. Production will be transferred to other Dura facilities. We expect severance charges of approximately $9.7 million for these two facilities.

•	In May 2007, Lage agreed to a Social Plan in which they would reduce their workforce by 60 employees, in order to continue operations in a profitable manner.

•	In April 2007, we announced the closure of the manufacturing facilities located in Brownstown, Indiana; Hannibal South, Missouri; and Selingsgrove, Pennsylvania. These facilities were closed during the third and fourth quarters of 2007. The production at these facilities was moved to other production facilities.

•	In April 2007 we also announced our intention to sell our jack business, and our hinge and latch business. The proposed divestitures will include the sale of the facilities in Butler, Indiana; and Mancelona, Michigan. Any final sales agreement requires Bankruptcy Court approval. We recognized asset impairment charges of $2 million related to our Butler facility in the second quarter ended July 1, 2007. The Butler facility sale was completed in December 2007, with sale proceeds of approximately $1 million. During 2008, the Mancelona facility was subsequently decided by management to be closed instead of selling the facility.
5. Stockholders’ Deficit
Earnings Per Share:
     Basic earnings per share was computed by dividing net loss by the weighted average number of Class A common shares outstanding during the year. Continuation of all our outstanding employee stock compensation plans was not authorized by the U.S. Bankruptcy Court, and as such there has been no activity with respect to the plans since December 31, 2006. Diluted earnings per share for the three months ended April 1, 2007 and April 2, 2006 includes the effects of outstanding stock options using the treasury stock method. (In thousands, except per share amounts):

	THREE MONTHS ENDED
	APRIL 1, 2007	APRIL 2, 2006
Net loss applicable to common stockholders	$(67,913)	$(7,020)

Weighted average number of Class A common shares outstanding	18,904	18,808

Diluted shares outstanding	18,904	18,808

Basic earnings (loss) per share:

	THREE MONTHS ENDED
	APRIL 1, 2007	APRIL 2, 2006
Loss from continuing operations	$(3.59)	$(0.49)
Income from discontinued operations	—	0.06
Cumulative effect of change in accounting principle	—	0.05

Net income (loss)	$(3.59)	$(0.38)

Diluted earnings (loss) per share:
Loss from continuing operations	$(3.59)	$(0.49)
Income from discontinued operations	—	0.06
Cumulative effect of change in accounting principle	—	0.05

Net income (loss)	$(3.59)	$(0.38)

      There were 18,904,222 and 18,831,760 shares of Class A common stock, and no shares of Class B common stock outstanding as of April 1, 2007 and April 2, 2006, respectively. As of the Effective Date, all of our previously outstanding shares of Class A common stock were cancelled for no consideration pursuant to the terms of the Confirmed Plan.
     Potential common shares of 5,289,020 and 5,743,518 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the three months ended April 1, 2007 and April 2, 2006. Potential common shares of 1,288,630 related to our Preferred Securities were excluded from the computation of diluted earnings per share for the three months ended April 2, 2006, as inclusion of these shares would have been antidilutive.
6. Debt
     Due to the chapter 11 filings, outstanding prepetition long-term debt of the Debtors has been reclassified to the caption Liabilities Subject to Compromise on the condensed consolidated balance sheet as of April 1, 2007 and December 31, 2006. See Note 2 to the condensed consolidated financial statements.
     The following is a summary of long-term debt at April 1, 2007 and December 31, 2006, in thousands:

	April 1, 2007		December 31, 2006
	Subject to		Subject to
	Compromise	Debt	Compromise	Debt
Debtors-In-Possession (“DIP”) Credit Agreements
Second lien term loan	$—	$165,000	$—	$165,000
Revolving credit facility	—	28,139	—	—

Total DIP financing	—	193,139	—	165,000
Prepetition Credit Agreement:
Second lien term loan	225,000	—	225,000	—
Senior unsecured notes	400,000	—	400,000	—
Senior subordinated notes	533,858	—	532,872	—
Convertible Subordinated Debentures	55,250	—	55,250	—
Deferred gain on interest rate swap, net	8,976	—	8,976	—
Debt issue costs, net	(15,527)	—	(15,527)	—
Other	—	5,479	—	7,275

	1,207,557	198,618	1,206,571	172,275
Less — Current maturities	—	196,955	—	169,679

	$1,207,557	$1,663	$1,206,571	$2,596

     Pursuant to the requirements of SOP 90-7 as of the chapter 11 filing (October 30, 2006), debt issue costs related to prepetition debt are no longer being amortized and have been included as an adjustment to the net carrying value of the related prepetition debt.
     In accordance with the Court-approved first day motion, the Company continued in 2007 to accrue and pay the interest on its Second Lien Term Loan whose principal balance is subject to compromise. Interest on unsecured prepetition debt, other than the Second Lien Term Loan, has not been accrued as provided for under the U.S. Bankruptcy Code and the requirements of SOP 90-7.

Debtors-In-Possession (“DIP”) Financing
     In connection with the chapter 11 filings, the Debtors entered into a Senior Secured Super-Priority Debtors In Possession Term Loan and Guaranty Agreement, dated as of October 31, 2006, by and among Dura Operating Corp. (“DOC”), as Borrower, the Company and certain subsidiaries of the Company and DOC, as Guarantors, Goldman Sachs Credit Partners L.P., as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, Joint Lead Arranger and Syndication Agent, and Barclays Capital (the investment banking division of Barclays Bank, PLC), as Joint Lead Arranger and Documentation Agent, and each of the Lenders party thereto (the “Term Loan DIP Agreement”). The Bankruptcy Court gave interim approval to borrow $50 million under this agreement. Additionally, the Debtors also entered into a Senior Secured Super-Priority Debtors In Possession Revolving Credit and Guaranty Agreement, by and among DOC, as Borrower, the Company and certain subsidiaries of the Company and DOC, as Guarantors, General Electric Capital Corporation, as Administrative Agent and Collateral Agent, Goldman Sachs Credit Partners L.P., as Sole Bookrunner, Joint Lead Arranger and Syndication Agent, and Barclays Capital (the investment banking division of Barclays Bank, PLC), as Joint Lead Arranger and Documentation Agent, and each of the Lenders party thereto (the “Revolving DIP Agreement” and together with the Term Loan DIP Agreement, the “DIP Credit Agreements”). The Bankruptcy Court approved the full DIP Credit Agreements of $300 million on November 30, 2006.
     The Term Loan DIP Agreement provided for up to $165 million term loan and up to a $20 million pre-funded synthetic letter of credit facility and the Revolving DIP Agreement provided for an asset based revolving credit facility for up to $115 million, subject to borrowing base and availability terms, with a $5 million sublimit for letters of credit. The total amount available for borrowing under the Revolving DIP Agreement as of April 1, 2007 was $13 million. Borrowings under the DIP Credit Agreement were used to repay outstanding amounts and support outstanding letters of credit under DOC’s existing asset based revolving credit facility, terminated interest rate swaps liabilities, payment of certain adequate protection payments, professionals’ fees, transaction costs, fees and expenses incurred in connection with the DIP Credit Agreements, other prepetition expenses, to provide working capital and for other general corporate purposes. Obligations under the DIP Credit Agreements were secured by a lien on the assets of the Debtors (which lien will have first priority with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the Cases. The DIP Term Loan is fully funded, with a balance of $165 million as of December 31, 2006 and April 1, 2007.
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
     The DIP Credit Agreements bear interest as follows: (a) in the case of borrowings under the Revolving DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 0.75% per annum or (ii) at the reserve adjusted LIBOR Rate plus 1.75% per annum; and (b) in the case of borrowings under the Term Loan DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 2.25% per annum or (ii) at the reserve adjusted LIBOR Rate plus 3.25% per annum. In addition, the DIP Credit Agreements obligate the Debtors to pay certain fees to the Lenders, as described in the DIP Credit Agreements. The interest rate used under the Revolving DIP Agreement was 9% (Base Rate of 8.25% plus 0.75% per annum) and the interest rate used under the Term Loan DIP Agreement was 8.63% (LIBOR Rate of 5.38% plus 3.25% per annum) as of April 1, 2007.

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
     On December 28, 2007, the Company received the necessary consents from its lenders to amend the terms of the existing Revolving DIP Credit Agreement and the Term Loan DIP Credit Agreement to, among other things, (i) extend their final maturity dates from December 31, 2007 to January 31, 2008, (ii) restrict outstanding borrowings under the Revolving DIP Credit Agreement to a maximum amount of $48 million, (iii) waive the minimum EBITDA covenant under the Revolving DIP Credit Agreement during January 2008 and extend the capital expenditure covenant set forth in the Term Loan DIP Credit Agreement, (iv) incorporate a new minimum excess availability covenant in the Revolving DIP Credit Agreement and (v) increase the interest rate set forth in the Term Loan DIP Credit Agreement by 2.00%.
     On January 30, 2008, the Debtors entered into a (i) Senior Secured Super-Priority Debtor In Possession Term Loan and Guaranty Agreement by and among DOC, as Borrower, the Company and certain domestic subsidiaries of the Company and Dura Operating Company (“DOC”), as Guarantors, Ableco Finance LLC, as Administrative Agent and Collateral Agent, Ableco Finance LLC, as Sole Bookrunner, Lead Arranger, Documentation Agent and Syndication Agent, Bank of America, N.A., as Issuing Bank, and each of the Lenders party thereto (the “New Term Loan DIP Agreement”) and (ii) Amendment No. 5 to Revolving DIP Credit Agreement (the “Revolver Amendment”), by and among DOC, as Borrower, the Company, certain domestic subsidiaries of the Company and DOC, General Electric Capital Corporation, as Administrative Agent, Barclays Capital, the investment banking division of Barclays Bank PLC, as Joint Lead Arranger and Documentation Agent, and Bank of America, N.A., as Issuing Bank. The Bankruptcy Court approved the New Term Loan DIP Agreement and the Revolver Amendment on January 30, 2008.
     The New Term Loan DIP Agreement provided for a $150 million term loan and $20 million pre-funded synthetic letter of credit facility. Borrowings under the New Term Loan DIP Credit Agreement were used to repay outstanding amounts under DOC’s existing Term Loan DIP Credit Agreement, fees and expenses incurred in connection with the New Term Loan DIP Agreement and to repay outstanding revolving loans under the Revolving DIP Credit Agreement. Obligations under the New Term Loan DIP Agreement are secured by a lien on the assets of the Debtors (which lien will have first priority with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the chapter 11 cases.
     Advances under the New Term Loan DIP Agreement will bear interest as follows: at the Borrower’s option, (i) at the Base Rate plus 7.0% per annum or (ii) at the reserve adjusted LIBOR Rate plus 10.00% per annum; provided, that (i) in no event shall (x) the Base Rate be less than 6.75% at any time or (y) the LIBOR Rate be less than 3.75% and (ii) accrued interest less 3% will be paid monthly. This remaining 3% interest shall be payable in kind. This accrued interest is currently reported under accrued expenses.
     The New Term Loan DIP Agreement contains various representations, warranties, and covenants by the Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants (e.g., minimum consolidated adjusted EBITDA and budget compliance).
     The Debtors’ obligations under the New Term Loan DIP Agreement may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties, or covenants made in the New Term Loan DIP Agreement or the conversion of any of the Cases to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.
     The New Term Loan DIP Agreement matures on the earlier of (i) the date which is 30 days following the date of entry of the interim order if the final order has not been entered by the Bankruptcy Court on or prior to such date, (ii) June 30, 2008, (iii) the substantial consummation of a plan of reorganization in the Cases, (iv) the sale of all or substantially all of the assets of the Debtors or (v) termination of the commitment or acceleration of the loans as a result of an Event of Default.
     The Revolver Amendment amended the terms of the existing Revolving DIP Credit Agreement to, among other things, (i) extend its final maturity date from January 31, 2008 to June 30, 2008, (ii) reduce the commitment from $115 million to $90 million, (iii) delete the minimum EBITDA covenant and amend the budget compliance covenant to provide for a 25% cushion during the months of February and March and a 20% cushion thereafter, in each case with respect to the amount budgeted for revolver borrowings during such time, (iv) permit the Debtors to retain certain asset sale proceeds, (v) amend the Revolving DIP Credit Agreement to include certain representations, warranties and covenants contained in the New Term Loan DIP Agreement, (vi) include a covenant requiring the Debtors to meet certain milestones in their restructuring plan, (vii) amend the excess availability covenant to increase the minimum excess availability requirement to $25 million subject to subsequent decreases to $20 million and $15 million upon compliance with certain conditions set forth in the Revolver Amendment and (viii) increase the interest rate set forth in the Revolving DIP Credit Agreement by .50%; provided that LIBOR Rate shall not be available to the Debtors during the remaining term of the Revolving DIP Credit Agreement.
     During 2007 and through the date of the settlement of the DIP credit facilities, the Company was in compliance with all of its DIP debt covenants.
     On the Effective Date and pursuant to the Confirmed Plan, the obligations of the Debtors under the DIP Revolver and the New Term Loan DIP Agreement, except those surviving obligations set forth in Article IX.D.4 of the Confirmed Plan (collectively, the “Allowed DIP Facility Claims”) were repaid in full and terminated. The creditors holding Allowed DIP Facility Claims were paid in full in cash on the Effective Date.
Cancelled Indebtedness
     On the Effective Date and pursuant to the Confirmed Plan, the following outstanding debt securities of certain of the Debtors were cancelled, and the indentures governing such debt securities were terminated:
•	8.625% Senior Unsecured Notes of $400 million are due April 15, 2012, issued by DOC pursuant to the Indenture, dated April 18, 2002, among DOC (as issuer), certain affiliates of DOC (as guarantors), and BNY Midwest Trust Company (as trustee). The holders of these notes received approximately 95% of the common stock of the New Dura;

•	9% Senior Subordinated Notes of $533.8 million are due May 1, 2009, issued by DOC pursuant to the Indentures, dated April 22, 1999, April 22, 1999, and June 22, 2001, among DOC (as issuer), certain affiliates of DOC (as guarantors), and U.S. Bank Trust National Association (as trustee), as amended, supplemented or otherwise modified; and

•	7.5% Convertible Subordinated Debentures of $55 million are due March 31, 2028, issued by Old Dura pursuant to the Junior Convertible Subordinated Indenture, dated as of March 20, 1998, among Old Dura (as issuer) and The First National Bank of Chicago (as trustee).
7. Income Taxes
          In June 2006, FIN 48 was issued by the FASB. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
          FIN 48 also provides guidance on de-recognition, classification, interest, penalties (that will be classified in the Company’s financial statements as tax expense, consistent with the Company’s current accounting policy), accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007; and the cumulative effect of applying this interpretation has been recorded as a decrease of $2.4 million to income tax reserves and a decrease to the January 1, 2007 opening balance of accumulated deficit.
          As of April 1 and January 1, 2007, the total amount of unrecognized tax benefits was $57.9 million and $50.6 million. The change in reserves in the first quarter of 2007 is primarily due to an increase in the unrecognized tax benefits relating to transfer pricing risk and deductibility limits on local country related party debt.

     Based on all known facts and circumstances and current tax law, if recognized the total amount of unrecognized tax benefits as of January 1, and April 1, 2007, would not have a material effect on the effective tax rate. We further believe that, other than the potential resolution of the tax litigation and the in-process IRS audit, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.
8. Segment Reporting
     We conduct our business in the following two segments:
•	Automotive Segment — Designs and manufactures driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive industry.

•	Atwood Mobile Products Segment — Designs and manufactures appliances, hardware and engineered assemblies for the RVSV industry. On August 15, 2007, the Bankruptcy Court approved the sale of the Atwood Mobile Products business segment to Atwood Acquisition Co. LLC (the “Buyer”) for an aggregate cash consideration of $160.2 million. Certain liabilities related to environmental and pension and postretirement benefit plans have not been assumed by the buyer, but were retained by the Company. On August 27, 2007, the Atwood sale closed, and the proceeds of the sale were used to pay down a portion of the funds owed under the DIP Term Loan and the DIP Revolver. As per the settlement agreement and mutual release between the Debtors and the Buyer dated March 28, 2008, the purchase price was subsequently reduced by $7.5 million based on changes in working capital as defined in the asset purchase agreement. In accordance with SFAS 144, we will account for this segment as a discontinued operation in the third quarter of 2007.
     The accounting policies of our operating segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on sales and earnings before interest, taxes, depreciation, amortization, and restructuring (“EBITDA”) of the segment and use a variety of ratios to measure performance. Certain support functions are reflected in Other, as they are not considered by the chief operating decision-making group in evaluating segment performance. Other amounts include corporate and non-allocated support and administration costs, discontinued operations, and intercompany eliminations.
     The following table presents a summary of financial information by reportable business segment (in thousands):

		Atwood
		Mobile
For the Three Months Ended:	Automotive	Products	Other *	Total
April 1, 2007
Revenue	$470,834	$79,227	$(1,004)	$549,057
Operating income (loss)	(5,471)	2,293	(23,530)	(26,708)
Depreciation and amortization	16,912	1,465	1,426	19,803
Facility consolidation, asset impairment and other charges	7,852	155	708	8,715
EBITDA	19,293	3,913	(21,396)	1,810
April 2, 2006
Revenue	$458,807	$112,121	$(3)	$570,925
Operating income (loss)	18,830	9,432	(15,760)	12,502
Depreciation and amortization	16,456	1,469	2,099	20,024
Facility consolidation, asset impairment and other charges	2,572	—	—	2,572
EBITDA	37,858	10,901	(13,661)	35,098

		Atwood
		Mobile
Goodwill and Total Assets	Automotive	Products	Other *	Total
April 1, 2007
Goodwill	$184,442	$73,992	$—	$258,434
Total assets	1,495,170	186,126	(232,930)	1,448,366
December 31, 2006
Goodwill (1)	$184,321	$73,992	$—	$258,313
Total assets	1,707,555	176,734	(429,448)	1,454,841

*	Other includes all cash and cash equivalents, unallocated corporate expenses, discontinued operations and eliminations.

(1)	This amount has been corrected for a presentation typographical error which correction reduced Automotive goodwill and increased Atwood Mobile Products goodwill by $2,676 from amounts previously reported.

     The following table presents revenues for each of the geographic areas in which we operate in (in thousands):

	April 1, 2007	April 2, 2006
North America	$266,811	$320,219
Europe	259,864	230,320
Other foreign countries	22,382	20,386

	$549,057	$570,925

     Revenues are attributed to geographic locations based on the location of product production and shipment.
     The following table presents long-lived assets for each of the geographic areas in which we operate (in thousands):

	April 1, 2007	December 31, 2006
North America	$175,922	$181,991
Europe	259,184	260,344
Other foreign countries	23,789	23,140

	$458,895	$465,475

     Customers that accounted for a significant portion of consolidated revenues for the following quarters were:

	April 1,	April 1,
	2007	2006
Ford	14%	17%
Volkswagen	10%	9%
GM	6%	5%
Chrysler	4%	6%
BMW	5%	4%
Lear	0.1%	6%
9. Employee Benefit Plans
Defined Benefit Pension and Postretirement Benefit Plans
     We sponsor 12 defined benefit pension plans that cover certain and former hourly and salaried employees in the U.S., Canada and certain European countries. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have eight postretirement medical benefit plans for certain employee groups and have recorded a liability for our estimated obligation under these plans. The tables below are based on measurement dates of September 30 for U.S. plans, and December 31 for non-U.S. plans.
     In 2007, we recognized curtailment expenses and special termination benefits totaling approximately $3.0 million, as a result of exit activities discussed in Note 4 to the condensed consolidated financial statements.

     The components of net periodic benefit costs for the first quarter are as follows (in thousands):

	Defined		Postretirement
	Benefit Plan		Benefit Plans
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Service cost	$271	$562	$57	$205
Interest cost	1,999	2,038	283	271
Expected return on plan assets	(1,821)	(1,633)	—	—
Curtailment expense (gain)	3,293	—	(340)	—
Amortization of prior service cost (credit)	35	738	(16)	(27)
Recognized actuarial loss	766	219	44	57

Net periodic benefit cost	$4,543	$1,924	$28	$506

     We previously disclosed in our financial statements for the year ended December 31, 2006, that we expect to contribute $10.8 million to our pension plans and $1.3 million to our postretirement medical benefit plans in 2007. Our 2007 actual contributions are $7.7 million to our pension plans and $1.8 million to our postretirement medical benefit plans.
10. Commitments and Contingencies
Impact of Our Bankruptcy Filing
     Under the Bankruptcy code, the filing of our petition on October 30, 2006, automatically stayed most actions against us. Substantially, all of our pre-petition liabilities will be addressed under our plan of reorganization, if not otherwise addressed pursuant to orders of the Bankruptcy Court.
Litigation
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
Concentrations of Risk
     Our business is labor intensive and utilizes a large number of unionized employees. As of December 31, 2007, approximately 35% of our U.S. employees were unionized and a substantial number of our non-U.S. employees are covered by Workers’ Councils. In the U.S., we have collective bargaining agreements with several unions including: the United Auto Workers, the International Brotherhood of Teamsters and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the U.S. have separate contracts. Each such contract has an expiration date independent of other labor contracts. The majority of our non-U.S. employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. The expiration of the above mentioned contracts ranges from 2008 to 2010 for our unionized facilities in the U.S. and expire annually for non-U.S. facilities. Although we believe that our relationship with our union employees is generally good, there can be no assurance that we will be able to negotiate new agreements on favorable terms. In the event we are unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on our operations.
11. Consolidating Guarantor and Non-Guarantor Financial Information
     The following condensed consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business and gives effect to the restatement discussed in Note 14 to the condensed consolidated financial statements. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary and has fully and unconditionally guaranteed the Senior Unsecured Notes and Senior Subordinated Notes (collectively, the “Notes”) issued by Dura Operating Corp. (“DOC”), on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors. As a result of the chapter 11 filings, the liabilities under the Notes are subject to compromise. (See Note 6 to the condensed consolidated financial statements for a further description of the Notes and refer to Note 13 for discussion of subsequent events, including Dura’s emergence from bankruptcy in June 2008).
     DOC is the principal operating subsidiary of Dura Automotive Systems, Inc. (“DASI” or the “Parent Guarantor”). DASI does not itself conduct operations, but rather all operations of the Company are conducted by DOC and its direct and indirect subsidiaries. DASI’s assets consist primarily of the investment in DOC and its 25% ownership share in Automotive Aviation Partners, LLC (“AAP”). DASI does not have any material operating assets. DASI is also the issuer of $57.0 million of 7 1/2% convertible subordinated debentures due March 31, 2028, which are held by Dura Automotive Systems Capital Trust, a statutory business trust which has issued $55.3 million in liquidation preference of Preferred Securities. The assets and liabilities shown in the condensed consolidating financial statements, except for the investment in DOC and the investment in AAP, are located at DOC and its direct and indirect subsidiaries. DASI has unconditionally guaranteed the Senior Unsecured Notes on an unsecured, senior basis and the Senior Subordinated Notes on an unsecured, senior subordinated basis.
     The Non-Guarantor Companies consist primarily of our non-United States operations.
     See Note 14 to the condensed consolidated financial statements.

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Balance Sheet as of April 1, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
	Assets
Current Assets:
Cash and cash equivalents	$—	$4,685	$21	$55,427	$—	$60,133
Accounts receivable, net of reserve for doubtful accounts	—	28,376	122,401	204,422	—	355,199
Inventories	—	9,534	66,518	76,710	—	152,762
Other current assets	—	13,134	15,892	84,257	—	113,283
Due from affiliates	—	47,238	—	—	(47,238)	—

Total current assets	—	102,967	204,832	420,816	(47,238)	681,377

Property, plant and equipment, net	—	35,061	119,859	303,975	—	458,895
Goodwill	—	228,000	21,927	8,507	—	258,434
Deferred income taxes	—	(316)	—	20,472	—	20,156
Notes receivable from affiliates	56,244	—	184,408	—	(240,652)	—
Investment in subsidiaries	—	690,549	10,238	139,373	(840,160)	—
Other assets, net	—	16,449	11,736	1,319	—	29,504

	$56,244	$1,072,710	$553,000	$894,462	$(1,128,050)	$1,448,366

	Liabilities and Stockholders’ Investment (Deficit)
Current Liabilities:
Debtors-in-possession financing	$—	$193,139	$—	$—	$—	$193,139
Current maturities of long-term debt	1,195	—	—	2,621	—	3,816
Accounts payable	—	29,578	16,073	130,079	—	175,730
Accrued liabilities	—	57,009	21,739	111,475	—	190,223
Due to affiliates	—	—	2,237	45,001	(47,238)	—

Total current liabilities	1,195	279,726	40,049	289,176	(47,238)	562,908

Long-Term Liabilities
Long-term debt, net of current maturities	—	—	—	1,663	—	1,663
Other noncurrent liabilities/ investment in subsidiaries obligation	557,977	38,791	3,641	72,797	(557,977)	115,229
Notes payable to affiliates	—	48,281	—	192,371	(240,652)	—

Total long-term liabilities	557,977	87,072	3,641	266,831	(798,629)	116,892

Liabilities subject to compromise	55,049	1,265,900	—	—	—	1,320,949

Total Liabilities	614,221	1,632,698	43,690	556,007	(845,867)	2,000,749

Commitments and Contingencies (Notes 4,6,9 and 10)
Minority interests	—	—	—	5,594	—	5,594

Stockholders’ investment (deficit)	(557,977)	(559,988)	509,310	332,861	(282,183)	(557,977)

	$56,244	$1,072,710	$553,000	$894,462	$(1,128,050)	$1,448,366

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Three Months Ended April 1, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
Revenues	$—	$50,189	$192,912	$307,219	$(1,263)	$549,057
Cost of sales	—	45,709	200,168	283,510	(1,263)	528,124

Gross profit (loss)	—	4,480	(7,256)	23,709	—	20,933
Selling, general and administrative expenses	—	2,350	15,424	20,979	—	38,753
Facility consolidation, asset impairment and other charges	—	(2,064)	1,227	9,552	—	8,715
Amortization expense	—	95	78	—	—	173

Operating income (loss)	—	4,099	(23,985)	(6,822)	—	(26,708)
Interest expense, net	—	9,868	307	2,109	—	12,284

Loss before reorganization items, income taxes and minority interest	—	(5,769)	(24,292)	(8,931)	—	(38,992)
Reorganization items	—	15,359	—	—	—	15,359

Loss before income taxes and minority interest	—	(21,128)	(24,292)	(8,931)	—	(54,351)
Provision (benefit) for income taxes	—	11,114	(8,503)	10,877	—	13,488
Minority interest in non-wholly owned subsidiaries / Equity in (earnings) losses of affiliates	67,913	35,671	—	(1,996)	(101,514)	74

Net loss	$(67,913)	$(67,913)	$(15,789)	$(17,812)	$101,514	$(67,913)

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended April 1, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
			(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(67,913)	$(67,913)	$(15,789)	$(17,812)	$101,514	$(67,913)

Adjustments required to reconcile,Net loss to net cash used in operating activities:
Depreciation and amortization	—	1,070	5,496	13,237	—	19,803
Asset impairments	—	(100)	1,314	1,281		2,495
Facility consolidation charges	—	(1,964)	(87)	8,271	—	6,220
Amortization of deferred financing fees	—	2,000	—	—	—	2,000
Loss on sale of assets	—	—	—	(64)	—	(64)
Bad debt expenses (credit)	—	125	(144)	49	—	30
Reorganization items	—	15,359	—	—	—	15,359
Payments on reorganization items	—	(10,863)	—	—	—	(10,863)
Deferred income tax expense	—	—	—	1,874	—	1,874
Equity in losses of affiliates and minority interest and other	67,913	35,975	2,373	(11,241)	(105,714)	(10,694)

Net cash used in operating activities	—	(26,311)	(6,837)	(4,405)	(4,200)	(41,753)

INVESTING ACTIVITIES:
Capital expenditures	—	(598)	(2,161)	(13,569)	—	(16,328)
Proceeds from the sale of assets and other	—	—	5	239	—	244

Net cash used in investing activities	—	(598)	(2,156)	(13,330)	—	(16,084)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	—	28,139	—	—	—	28,139
Repayments of long-term borrowings	—	(1,044)	—	(783)	—	(1,827)
Debt issue costs	—	(90)	—	—	—	(90)
Debt financing (to)/from affiliates	—	(7,826)	8,993	(5,367)	4,200	—

Net cash provided by (used in) financing activities	—	19,179	8,993	(6,150)	4,200	26,222

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	1,302	—	1,302

NET CASH FLOWS	—	(7,730)	—	(22,583)	—	(30,313)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	12,415	21	78,010	—	90,446

End of period	$—	$4,685	$21	$55,427	$—	$60,133

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Balance Sheet as of December 31, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
	Assets
Current Assets:
Cash and cash equivalents	$—	$12,415	$21	$78,010	$—	$90,446
Accounts receivable, net of reserve for doubtful accounts	—	17,884	115,605	178,492	—	311,981
Inventories	—	9,576	63,093	76,698	—	149,367
Other current assets	—	28,649	17,179	84,426	—	130,254
Due from affiliates	—	40,511	—	—	(40,511)	—

Total current assets	—	109,035	195,898	417,626	(40,511)	682,048
Property, plant and equipment, net	—	35,138	124,719	305,618	—	465,475
Goodwill	—	228,000	21,927	8,386	—	258,313
Notes receivable from affiliates	57,091	—	196,085	—	(253,176)	—
Investment in subsidiaries	—	718,414	10,239	137,303	(865,956)	—
Other assets, net	—	13,292	12,355	23,358	—	49,005

	$57,091	$1,103,879	$561,223	$892,291	$(1,159,643)	$1,454,841

	Liabilities and Stockholders’ Investment (Deficit)

Current Liabilities:
Debtors-in-possession financing	$—	$165,000	$—	$—	$—	$165,000

Current maturities of long-term debt	2,042	224	—	2,413	—	4,679
Accounts payable	—	21,182	11,627	132,022	—	164,831
Accrued liabilities	—	42,557	21,271	101,001	—	164,829
Due to affiliates	—	—	1,317	39,194	(40,511)	—

Total current liabilities	2,042	228,963	34,215	274,630	(40,511)	499,339

Long-term Liabilities:
Long-term debt, net of current maturities	—	—	—	2,596	—	2,596
Other noncurrent liabilities / Investment in subsidiaries obligation	503,327	49,464	699	65,528	(503,327)	115,691
Notes payable to affiliates	—	50,782	—	202,394	(253,176)	—

Total long-term liabilities	503,327	100,246	699	270,518	(756,503)	118,287

Liabilities subject to compromise	55,049	1,280,034	—	—	—	1,335,083

Total Liabilities	560,418	1,609,243	34,914	545,148	(797,014)	1,952,709

Commitments and Contingencies (Notes 4, 6, 9 and 10)
Minority interests	—	—	—	5,459	—	5,459

Stockholders’ investment (deficit)	(503,327)	(505,364)	526,309	341,684	(362,629)	(503,327)

	$57,091	$1,103,879	$561,223	$892,291	$(1,159,643)	$1,454,841

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Three Months Ended April 2, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	* As restated	* As restated	* As restated	* As restated
			(Amounts in thousands)
Revenues	$—	$41,356	$233,111	$301,242	$(4,784)	$570,925
Cost of sales	—	37,797	219,226	266,755	(4,784)	518,994

Gross profit	—	3,559	13,885	34,487	—	51,931
Selling, general and administrative expenses	—	1,273	18,111	17,368	—	36,752
Facility consolidation, asset impairment and other charges	—	—	2,070	502	—	2,572
Amortization expense	—	56	45	4	—	105

Operating income (loss)	—	2,230	(6,341)	16,613	—	12,502
Interest expense, net	1,070	22,491	387	2,238	—	26,186

Income (loss) from continuing operations before income taxes and minority interest	(1070)	(20,261)	(6,728)	14,375	—	(13,684)
Provision (benefit) for income taxes	(375)	9,137	(19,208)	5,907	—	(4,539)
Minority interest in non-wholly owned subsidiaries / Equity in (earnings) losses of affiliates	6,325	(23,780)	—	(1,418)	18,927	54

Income (loss) from continuing operations	(7,020)	(5,618)	12,480	9,886	(18,927)	(9,199)
Income (loss) from discontinued operations, net of tax	—	(707)	—	1,866	—	1,159

Loss before change in accounting principle	(7,020)	(6,325)	12,480	11,752	(18,927)	(8,040)

Cumulative effect of change in accounting principle, net of tax	—	—	—	1,020	—	1,020

Net (loss) income	$(7,020)	$(6,325)	$12,480	$12,772	$(18,927)	$(7,020)

*	See Note 14 to the condensed consolidated financial statements

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended April 2, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	* As restated	* As restated	* As restated	* As restated
			(Amounts in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(7,020)	$(6,325)	$12,480	$12,772	$(18,927)	$(7,020)

Less: Income (loss) from discontinued operations	—	707	—	(1,866)	—	1,159
Less: Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,020)	—	1,020

Income (loss) from continuing operations	(7,020)	(5,618)	12,480	9,886	(18,927)	(9,199)
Adjustments required to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	—	1,585	5,790	12,649	—	20,024
Asset impairments	—	—	1,629	—	—	1,629
Amortization of deferred financing fees	—	957	—	—	—	957
Deferred income tax expense	—	—	—	1,481	—	1,481
Equity in losses of affiliates and minority interest and other	7,020	1,208	(20,276)	(11,558)	(1,191)	(24,797)

Net cash provided by (used in) continuing operating activities	—	(1,868)	(377)	12,458	(20,118)	(9,905)

INVESTING ACTIVITIES:
Capital expenditures	—	(3,506)	(8,103)	(10,874)	—	(22,483)
Proceeds from the sale of assets and other	—	(37,309)	9,860	8,727	18,823	101

Net cash (used in) provided by continuing investing activities	—	(40,815)	1,757	(2,147)	18,823	(22,382)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	—	(17,500)	—	—	—	(17,500)
Long-term borrowings	—	75,000	—	1,242	—	76,242
Repayments of long-term borrowings	—	(811)	—	(324)	—	(1,135)
Debt issue costs	—	(1,950)	—	—	—	(1,950)
Proceeds from sales of equity securities	—	76	—	—	—	76
Minority interest distributions	—	—	(1,295)	—	1,295	—

Net cash provided by (used in) continuing financing activities	—	54,815	(1,295)	918	1,295	55,733

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	3,174	—	3,174

NET CASH FLOWS FROM CONTINUING OPERATIONS	—	12,132	85	14,403	—	26,620
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities	—	—	—	47	—	47
Investing activities, including proceeds from sale of business	—	—	—	(634)	—	(634)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	—	—	—	(587)	—	(587)

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,911	(40)	98,018	—	101,889

End of period	$—	$16,043	$45	$111,834	$—	$127,922

*	See Note 14 to the condensed consolidated financial statements

12. Debtors Financial Statements
     The financial statements of the Debtors are presented as follows:
Basis of Presentation
     Condensed Combined Debtors-in-Possession Financial Statements — The financial statements contained within this note represent the condensed combined financial statements for the Debtors only. Dura’s non-Debtor subsidiaries are treated as non-consolidated subsidiaries in these financial statements and as such their net loss is included as “Equity income (loss) from non-Debtor subsidiaries, net of tax” in the statements of operations and their net assets are included as “Investments in non-Debtor subsidiaries” in the balance sheets. The Debtor’s financial statements contained herein have been prepared in accordance with the guidance in SOP 90-7.
     Intercompany Transactions — Intercompany transactions between Debtors have been eliminated in the financial statements contained herein. Intercompany transactions with the Debtors’ non-Debtor subsidiaries have not been eliminated in the financial statements and are reflected as intercompany receivables, loans and payables.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION BALANCE SHEETS
As of April 1, 2007 and December 31, 2006
(In thousands of dollars)

	April 1, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,975	$13,787
Accounts receivable, net of reserve for doubtful accounts
Third parties	160,931	157,825
Non-Debtors subsidiaries	24,288	17,479
Inventories	80,664	78,574
Other Current Assets	41,179	57,956

Total current assets	312,037	325,621
Property, plant and equipment, net	169,938	175,730
Goodwill	249,927	249,927
Notes receivable from non-Debtor subsidiaries	183,142	181,657
Investments in non-Debtor subsidiaries	221,021	225,374
Other assets, net	27,936	25,715

	$1,164,001	$1,184,024

LIABILITIES AND STOCKHOLDERS’ INVESTMENT
Current Liabilities Not Subject to Compromise:
Debtors-in-possession financing	$193,139	$165,000
Current maturity of long-term debt	1,195	2,266
Accounts payable	46,762	34,879
Accounts payable to non-Debtor subsidiaries	922	1,073
Accrued liabilities	95,971	76,938

Total Current Liabilities Not Subject to Compromise	337,989	280,156
Long-term Liabilities:
Notes payable to non-Debtor subsidiaries	8,662	8,539
Other noncurrent liabilities	54,378	63,573
Liabilities Subject to Compromise	1,320,949	1,335,083

Total Liabilities	1,721,978	1,687,351
Stockholders’ deficit	(557,977)	(503,327)

	$1,164,001	$1,184,024

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENT OF OPERATIONS
For the Three Months Ended April 1, 2007
(In thousands of dollars)

Revenues	$259,650
Cost of sales	262,957

Gross Loss	(3,307)
Selling, general, and administrative expenses	18,769
Facility consolidation, asset impairment and other charges	6,092
Amortization expense	173

Operating loss	(28,341)
Interest expense, net	11,112

Loss before reorganization items, income taxes and equity investment	(39,453)
Reorganization items	15,359

Loss before income taxes and equity investment	(54,812)
Provision for income taxes	3,996
Equity loss from non-Debtor subsidiaries, net of tax	9,105

Net loss	$(67,913)

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
Three Months Ended April 1, 2007
(In thousands of dollars)

Operating Activities:
Net loss	$(67,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,311
Asset impairment	1,214
Facility consolidation charges	4,879
Amortization of deferred financing fees	2,000
Reorganization items	15,359
Payments on reorganization items	(10,863)
Deferred income tax expense	(2)
Loss on sale of assets	13
Bad debt expense	(21)
Equity income from non-Debtor subsidiaries, net of tax	9,105
Change in other operating items:
Accounts receivable	(3,167)
Inventories	(2,547)
Other current assets	16,790
Accounts payable and accrued liabilities	7,234
Other assets, liabilities and noncash items	(5,926)
Current intercompany transactions and others	(6,405)

Net cash used in operating activities	(32,939)
INVESTING ACTIVITIES:
Capital expenditures	(3,086)
Proceeds from sale of assets	37

Net cash used in investing activities	(3,049)
FINANCING ACTIVITIES:
Net borrowings under revolving facilities	28,139
Repayments on DIP term loan	(878)
Repayments on other long term borrowings	(166)
Debt issuance costs	(90)

Net cash provided by financing activities	27,005
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	171

NET CASH FLOWS	(8,812)
Beginning of period	13,787

Ending of period	$4,975

13. Subsequent Events
Emergence From Chapter 11
     On June 27, 2008, the Company satisfied, or otherwise obtained a waiver of, each of the conditions precedent to the effective date specified in Article VIII of the Debtors’ Revised Joint Plan of Reorganization Under chapter 11 of the Bankruptcy Code (With Further Technical Amendments) (the “Confirmed Plan”), dated May 12, 2008, as confirmed by an order (the “Confirmation Order”) of the United States Bankruptcy Court entered on May 13, 2008. As contemplated by the Confirmed Plan, prior to and on the Effective Date, DOC took part in a corporate reorganization resulting, among other things, in the formation of New Dura, cancellation of Old Dura shares, and issuance of New Dura shares. Further, the following exit financing transactions incurred (For detailed information, refer to Note 6):
•	The obligations of the Debtors under the DIP Revolver and the New Term Loan DIP Agreement, except those surviving obligations set forth in Article IX.D.4 of the Confirmed Plan (collectively, the “Allowed DIP Facility Claims”) were repaid in full and terminated. The creditors holding Allowed DIP Facility Claims were paid in full in cash on the Effective Date.

•	Outstanding debt securities of certain of the Debtors were cancelled, and the indentures governing such debt securities were terminated. The holders of these notes received approximately 95% of the common stock of New Dura.

•	The creditors holding Allowed Second Lien Facility Claims (as defined in the Confirmed Plan) relating to the Second Lien Facility, were paid in full in shares of New Series A Preferred Stock on the Effective Date.

•	The Company entered into various exit financing facilities, detailed in Note 6, Debt
Restructuring
     On August 15, 2007, the Bankruptcy Court approved the sale of the Atwood Mobile Products business segment to Atwood Acquisition Co. LLC (the “Buyer”) for an aggregate cash consideration of $160.2 million. Certain liabilities related to environmental and pension and postretirement benefit plans have not been assumed by the buyer, but were retained by the Company. On August 27, 2007, the Atwood sale closed, and the proceeds of the sale were used to pay down a portion of the funds owed under the DIP Term Loan and the DIP Revolver. As per the settlement agreement and mutual release between the Debtors and the Buyer dated March 28, 2008, the purchase price was subsequently reduced by $7.5 million based on changes in working capital as defined in the asset purchase agreement. The $7.5 million of purchase price adjustments consisted primarily of disputes related to differences in policies for accounting for warranties, vacation, and other accruals, and certain inventory adjustments.
     During the second quarter of 2008 we notified our employees at our Mancelona, Michigan operation that we intend to close this facility. Production will be transferred to other Dura facilities. The Mancelona facility was closed in September 2008.
     During the first quarter of 2008, the Company negotiated favorable exit from the lease commitment with the landlord related to the divestiture of the Mechanical Assemblies Europe business, which resulted in a one-time non-cash lease commitment liability reversal of approximately $12 million.
Goodwill Impairment
     In connection with our ongoing review of goodwill during our second quarter of 2007, our analysis indicated the reported value of our goodwill in our Body & Glass reporting unit, recorded in connection with various acquisitions that have been completed over the last ten years, was materially impaired. Under SFAS 142, we began the step two impairment assessment of the Body & Glass reporting unit goodwill. During our second quarter ended July 1, 2007, we completed our step two impairment analysis and determined that all of the Body & Glass reporting unit’s goodwill was impaired. Accordingly, we recorded an impairment charge for the total amount of the Body & Glass reporting unit goodwill of approximately $184.5 million during the second quarter of 2007.

Fresh-Start Reporting
     The Predecessor Company’s emergence from the chapter 11 cases resulted in a new reporting entity for accounting purposes and the adoption of fresh-start reporting in accordance with SOP 90-7. Since the reorganization value of the assets of the Successor Company immediately before the date of confirmation of the Plan is less than the total of all post-petition liabilities and allowed claims, and the holders of the Predecessor Company’s voting shares immediately before confirmation of the Plan received less than 50 percent of the voting shares of the emerging entity, the Successor Company is required to adopt fresh-start reporting as of the Effective Date.
14. Restatement of Previously Issued Financial Statements
     Subsequent to the issuance of the Company’s consolidated financial statements for the fiscal year ended December 31, 2006, as included in the Company’s Annual Report on Form 10-K as filed on July 16, 2007, the Company determined that certain information presented in the Condensed Consolidating Guarantor and Non-Guarantor Financial Information Footnote contained errors. The errors primarily related to: (i) the misclassification of certain operations between DOC and Guarantor Companies columns; (ii) the improper accounting for certain equity transactions in DOC column, specifically the effects of foreign currency translation adjustments on the equity transactions were improperly accounted for; (iii) the failure to correctly record certain reclassifications and allocations related to intercompany transactions between DOC and the subsidiaries; and (iv) operations of DASI, the parent company of DOC were not appropriately presented as a separate column. The Company corrected the errors and restated the condensed consolidating financial statements included in the footnote in a filing on Form 10-K/A (Amendment No. 1) on December 21, 2007.
     The following tables reflect the effects of the restatement on the condensed consolidating statements of operations for the three month period ended April 2, 2006, and the condensed consolidating statements of cashflows contained in Note 11 to the Consolidated Financial Statements.

Condensed Consolidating
Statement of Operations

	Previously Reported						Restated
	Dura						Dura
	Automotive	Dura		Non-			Automotive	Dura		Non-
	Systems,	Operating	Guarantor	Guarantor			Systems,	Operating	Guarantor	Guarantor
(Amounts in thousands)	Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
For the Three Months Ended April 2, 2006
Revenues	$—	$66,510	$207,957	$314,695	$(4,784)	$584,378	$—	$41,356	$233,111	$301,242	$(4,784)	$570,925
Cost of sales	—	69,904	187,118	278,178	(4,784)	530,416	—	37,797	219,226	266,755	(4,784)	$518,994

Gross profit (loss)	—	(3,394)	20,839	36,517	—	53,962	—	3,559	13,885	34,487	—	$51,931
Selling, general and administrative expenses	—	14,244	7,390	15,295	—	36,929	—	1,273	18,111	17,368	—	$36,752
Facility consolidation, asset impairment and other charges	—	10	2,060	502	—	2,572	—	—	2,070	502	—	$2,572
Amortization Expense		55	46	4	—	105	—	56	45	4	—	$105

Operating income (loss)	—	(17,703)	11,343	20,716	—	14,356	—	2,230	(6,341)	16,613	—	$12,502
Interest expense, net	—	23,561	388	2,225	—	26,174	1,070	22,491	387	2,238	—	$26,186

Income (loss) from continuing operations before income taxes and minority interest	—	(41,264)	10,955	18,491		(11,818)	(1,070)	(20,261)	(6,728)	14,375		$(13,684)
Provision (benefit) for income taxes	—	(14,973)	4,310	6,830	—	(3,833)	(375)	9,137	(19,208)	5,907	—	$(4,539)
						—						$—

Minority interest in non wholly owned subsidiaries /Equity in (earnings)losses of affiliates	—	(17,976)	—	(792)	18,823	55	6,325	(23,780)	—	(1,418)	18,927	$54
Dividends from affiliates	—	(1,295)	—	—	1,295	—	—	—	—	—	—	$—

Income (loss) from continuing operations	—	(7,020)	6,645	12,453	(20,118)	(8,040)	(7,020)	(5,618)	12,480	9,886	(18,927)	$(9,199)

Income (loss) from discontinued operations, net of tax		—	—	—	—	—	—	707	—	(1,866)	—	$(1,159)

Loss before change in accounting principle		(7,020)	(6,645)	(12,453)	(20,118)	(8,040)	(7,020)	(6,325)	12,480	11,752	(18,927)	$(8,040)
Cumulative effect of change in accounting principle		—	—	(1,020)	—	(1,020)	—	—	—	(1,020)	—	$(1,020)

Net income (loss)	—	$(7,020)	$6,645	$13,473	$(20,118)	$(7,020)	$(7,020)	$(6,325)	$12,480	$12,772	$(18,927)	$(7,020)

Condensed Consolidating

     Statement of Cash Flows

	Previously Reported							Restated
		Dura						Dura
	Dura Automotive	Operating	Guarantor	Non- Guarantor			Dura Automotive	Operating	Guarantor	Non- Guarantor
(Amounts in thousands)	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated

For the Three Months Ended April 2, 2006
OPERATING ACTIVITIES:
Net income (loss)	$—	(7,020)	$6,645	$13,473	$(20,118)	$(7,020)	$(7,020)	$(6,325)	$12,480	$12,772	$(18,927)	$(7,020)
Less: Income from discontinued operations, net of tax	—	—	—	—	—	—	—	707	—	(1,866)	—	$(1,159)
Less: Cumulative effect of change in accounting principle, net of tax	—	—	—	(1,020)	—	(1,020)	—	—	—	(1,020)	—	$(1,020)

Income (loss) from continuing operations	—	(7,020)	6,645	12,453	(20,118)	(8,040)	(7,020)	(5,618)	12,480	9,886	(18,927)	$(9,199)
Adjustments required to reconcile income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	—	2,567	6,437	13,029	—	22,033	—	1,585	5,790	12,649	—	$20,024
Asset impairments	—	—	—	—	—	—	—	—	1,629	—	—	$1,629
Amortization of deferred financing fees	—	957	—	—	—	957	—	957	—	—	—	$957
Facility consolidation charges												$—
Deferred income tax expenses	—	—	—	1,481	—	1,481	—	—	—	1,481	—	$1,481

Equity in earnings of affiliates and minority interest	—	2,275	(14,105)	(14,625)	—	(26,455)	7,020	1,208	(20,276)	(11,558)	(1,191)	$(24,797)

Net cash provided by (used in) continuing operating activities	—	(1,221)	(1,023)	12,338	(20,118)	(10,024)	—	(1,868)	(377)	12,458	(20,118)	$(9,905)

INVESTING ACTIVITIES:						—
Capital expenditures	—	(4,158)	(7,451)	(11,508)	—	(23,117)	—	(3,506)	(8,103)	(10,874)	—	$(22,483)
Proceeds from sale of assets and other	—	(37,309)	9,860	8,727	18,823	101	—	(37,309)	9,860	8,727	18,823	$101

Net cash provided by (used in) continuing investing activities	—	(41,467)	2,409	(2,781)	18,823	(23,016)	—	(40,815)	1,757	(2,147)	18,823	(22,281)
FINANCING ACTIVITIES:

Net borrowings under revolving credit facilities	—	(17,500)	—	—	—	(17,500)	—	(17,500)	—	—	—	$(17,500)
Long-term borrowings	—	75,000	—	1,242	—	76,242	—	75,000	—	1,242	—	$76,242
Repayments of long-term borrowings	—	(811)	—	(324)	—	(1,135)	—	(811)	—	(324)	—	$(1,135)
Proceeds from sale of equity securities	—	76	—	—	—	76	—	76	—	—	—	$76
Minority interest distributions	—	—	(1,295)	—	1,295	—	—	—	(1,295)	—	1,295	$—
Debt issue costs		(1,950)	—	—	—	(1,950)	—	(1,950)	—	—	—	$(1,950)

Net cash provided by (used in)continuing financing activities	—	54,815	(1,295)	918	1,295	55,733	—	54,815	(1,295)	918	1,295	$55,733

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	3,340	—	3,340	—	—	—	3,174	—	$3,174

NET CASH FLOWS FROM CONTINUING OPERATIONS	—	12,127	91	13,815	—	26,033	—	12,132	85	14,403	—	$26,620

CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities	—	—	—	—	—	—	—	—	—	47	—	$47
Investing activities, including proceeds from sale of business	—	—	—	—	—	—	—	—	—	(634)	—	$(634)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS										(587)		$(587)

CASH AND CASH EQUIVALENTS:						—
Beginning of period	—	3,911	(40)	98,018	—	101,889	—	3911	-40	98018	—	101889

End of period	—	$16,039	$51	$111,833	$—	$127,922		$16,043	$45	$111,834	$—	$127,922

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
     This Report, as well as other statements made by the Company may contain forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, that reflect, when made, the Company’s current views with respect to current events and financial performance. Such forward-looking statements are and will be, as the case may be, subject to many risks, uncertainties and factors relating to the Company’s operations and business environment, which may cause the actual results of the Company to be materially different from any future results, express or implied, by such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: (i) the ability of the Company to successfully implement all post-emergence aspects of the Plan as confirmed; (ii) the ability of the Company to manage liquidity needs and operate subject to the terms of its financing facilities; (iii) the potential adverse impact of the chapter 11 cases on the Company’s liquidity or results of operations; (iv) the ability of the Company to maintain contracts that are critical to its operations; (v) the ability of the Company to execute its business plans and strategy, and to do so in a timely fashion; (vi) financial results that may be volatile and may not reflect historical trends; (vii) the ability of the Company to attract, motivate and/or retain key executives and associates; (viii) the Company’s ability to obtain and maintain normal terms with vendors and service providers; (ix) the Company’s ability to avoid or continue to operate during a strike, or partial work stoppage or slow down by any of its unionized employees or unionized employees of any of its significant customers; (x) general economic or business conditions affecting the automotive industry either nationally or regionally, being less favorable than expected; (xi) increased competition in the automotive components supply market; (xii) continued production cuts and capacity reductions by domestic North American vehicle manufacturers; (xiii) product liability, warranty and recall claims and efforts by customers to alter terms and conditions concerning warranty and recall participation; and (xiv) strengthening of the U.S. dollar and other foreign currency exchange rate fluctuations. Other risk factors have been listed from time to time in the Company’s Securities and Exchange Commission reports, including but not limited to the Annual Report on Form 10-K for the year ended December 31, 2007, and will be listed from time to time in the Company’s Securities and Exchange Commission reports.
     Ultimately, results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to those items listed under Part II. Item 1A. Risks Factors.
     This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements included elsewhere in this report.
Overview
     Our results in 2007, have been adversely impacted by a number of factors, including lower North American production volumes by the Big 3 domestic OEMs (GM, Ford, and Chrysler) causing excess manufacturing capacity, continued customer pricing pressures, increases in our raw material costs, and our significant interest expense, and higher professional fees related directly with chapter 11.
     The North American automotive industry continued to experience declining production volumes in 2007 by the Big 3 domestic OEMs primarily as a result of decreased demand for pickups and SUVs in light of record high gasoline prices in the United States and a general economic slowdown during this period. This sudden decrease in demand has created underutilized manufacturing capacity at several of our facilities. We expect adverse automotive industry conditions to continue for some time to come.
     Due to the shift away from more profitable pickups and SUVs the OEMs continue to exert downward pricing pressures on suppliers, causing erosion of our operating results.
     In addition to adverse industry conditions causing underutilized capacity and pricing pressures we also experienced increases in our raw material costs. Rising steel costs in 2007 had a particularly adverse impact on our operating results. We are actively working to mitigate the adverse impact of increased steel cost by joining our customers’ steel resale programs, wherever possible. We are currently on Ford’s resale program.
     In our efforts to address the variety of negative factors impacting our operations, We continued to implement our operational restructuring plans. Although we believe we have made progress in implementing our plan, our operating results for the three months ended April 1, 2007 do not reflect the benefits of these plans. We expect to see the impact of these changes in our near-term operating results.

     Over the past several years, the automotive components supply and RVSV industries have undergone consolidation and globalization as OEMs reduced their supplier base. In order to lower costs and improve quality, OEMs are awarding sole-source contracts to full-service suppliers who have the capability to design and manufacture their products on a global basis. The OEMs’ criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are seeking suppliers capable of providing complete systems and modules rather than suppliers who only provide separate component parts.
     In response to these trends, over the past several years we pursued an investment strategy that has provided a wider variety of product, manufacturing and technical capabilities. We have broadened our geographic coverage and strengthened our ability to design and manufacture products on a global basis. As a full-service supplier with strong OEM relationships, we expect to continue to benefit from the supply base consolidation trends. We continue to focus on the diversification of our customer and product base. In the first three months of 2007, approximately 43% of revenues were generated from sales to the top automotive OEMs in the world, including Ford, General Motors (“GM”), Chrysler, Volkswagen, Renault-Nissan, PSA Group (“PSA”), Honda and BMW. Approximately 47% of our 2007 automotive revenues were generated in Europe with the remainder primarily from the U.S. The trend toward module sourcing has enabled us to expand our customer base to include large Tier 1 automotive suppliers. The RVSV business provided approximately 14% of our revenues during the first three months of 2007. Major customers include Fleetwood, Winnebago, Coachmen, Jayco and numerous aftermarket distribution channels.
     Our filing for chapter 11 in 2006 resulted in having no credit terms with our significant vendors in North America, which has gradually improved in 2007 and enabled us to obtain improved credit terms with our vendors. Further, there was no significant impact on operations, as the Company continued its operations in the normal course of business, as a debtor in possession. No significant changes in our relationships with our customers were recognized as a result of our filing for chapter 11. In 2007, we continued paying significant amounts related to reorganization and pre-petition liabilities, which significantly impacted our cash situation.
     We intend to continue to implement our operational restructuring plans. Although we believe we have made significant progress in implementing our plan, our operating results do not reflect these changes and we expect to see the impact of these changes in our near-term operating results.
     We expect adverse automotive industry conditions to continue for some time to come. In addition, current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers, suppliers and other parties with which we do business.
     Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition.
     Adverse economic and financial markets conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.
Chapter 11 Proceedings
     On October 30, 2006 (the “Petition Date”), Dura Automotive Systems, Inc. and its 41 United States and Canadian subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) pursuant to title 11 of the United States Code, 11 U.S.C. §§101-1330, as amended by the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (the “Bankruptcy Code”), in the United States Bankruptcy Court

for the District of Delaware (the “Bankruptcy Court”). The Company’s Latin American, European, and Asian subsidiaries were not included in the Chapter 11 filings and continued their business operations without supervision from the Bankruptcy Court and were not subject to the requirements of the Bankruptcy Code.
     On June 27, 2008 (the “Effective Date”), the Debtors satisfied, or otherwise obtained a waiver of, each of the conditions precedent to the effective date specified in Article VIII of the Debtors’ Revised Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (With Further Technical Amendments) (the “Confirmed Plan”), dated May 12, 2008, as confirmed by an order (the “Confirmation Order”) of the United States Bankruptcy Court entered on May 13, 2008.
     As contemplated by the Confirmed Plan, prior to and on the Effective Date, Dura and Dura Operating Corp. (“DOC”) took part in a corporate reorganization. In early June 2008, nominees for the creditors formed three new Delaware corporations: New Dura, Inc. (“Newco”), along with its wholly-owned direct subsidiary, New Dura Holdco, Inc. (“New Dura Holdco”), and its wholly-owned indirect subsidiary, New Dura Opco, Inc. (“New Dura Opco”). On the day before the Effective Date, Dura amended its certificate of incorporation to change its name to “Old Dura, Inc.” (“Old Dura”) and immediately thereafter Newco amended its certificate of incorporation to change its name to “Dura Automotive Systems, Inc.” (“New Dura”). Then, through a series of transactions consummated on the Effective Date:
•	Old Dura sold (a) its holdings of Atwood Automotive, Inc. to New Dura Holdco and (b) substantially all of its other assets (including the stock of DOC) to New Dura Opco. In exchange thereof, Old Dura received (a) 8,400,000 shares of common stock, par value $0.01 per share, of New Dura (the “New Common Stock”) and (b) 2,281,000 shares of Series A Redeemable Voting Mandatorily Convertible Preferred Stock, par value $0.01 per share (the “New Series A Preferred Stock”);
•	New Dura issued 83,750 shares of New Series A Preferred Stock to the lenders under its new Senior Secured Second Lien Credit Facility as consideration for providing the facility;
•	Except to the extent otherwise provided in the Confirmed Plan, Old Dura’s notes, stock, instruments, certificates, and other documents evidencing the Senior Notes Claims, Subordinated Notes Claims, Convertible Subordinated Debentures Claims, Convertible Trust Guarantees and Equity Interests (including the 18,904,222 shares of Old Dura’s Class A Common Stock, par value $0.01 per share, which were outstanding as of June 1, 2007) existing immediately prior to the Effective Date were cancelled;
•	Old Dura distributed 7,324,060 shares of the New Common Stock to Senior Notes Indenture Trustee on behalf of Senior Notes holders, (as defined in the Confirmed Plan) and 2,281,000 shares of the New Series A Preferred Stock to the holders of Allowed Second Lien Facility Claims (as defined in the Confirmed Plan); and
•	Old Dura issued approximately 146,000 shares of New Common Stock to be distributed at a later date to holders of Allowed Class 5A Claims (as defined in the Confirmed Plan).
     New Dura is the successor registrant to Old Dura pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).
The Debtors’ Operational Restructuring Initiatives
     The Company has undertook substantial restructuring initiatives to achieve long-term profitability in North America and Europe since February 2006. The Debtors’ operational restructuring has focused on three areas and has been successful to date. These three areas are (1) manufacturing footprint consolidation; (2) selling non-core asset and (3) customer accommodations.
Manufacturing Footprint Consolidation
     As of December 31, 2007, the Debtors had successfully closed seven underutilized high-cost facilities and transferred production to their lower cost country facilities (the “LCC Facilities”) and “best in cost” facilities which resulted in substantial cost savings.
     In addition to the restructuring initiatives completed in the last two years, and described above, the Company will continue completing additional restructuring initiatives in 2008. During 2008, the Debtors plan to close or downsize four additional North American facilities and transfer the related production to their lower labor cost LCC Facilities or to their “best-in-cost” facilities.
     Specifically, the Debtors are relocating to LCC Facilities the labor-intensive brakes and tire carrier components of their metals business to take advantage of significantly lower wage rates and increased plant utilization (the “Metals Moves”). The operational restructuring plan originally called for the Metals Moves to have been completed by mid-year 2008. Delays in implementing these transfers have also delayed completion of related corporate overhead reductions. However, these additional cable, brake, and tire carrier facility consolidations are expected to result in significant annual savings.
     By June 2008, the Debtors had closed, completed the wind-up, and were in the process of soliciting purchasers for the real estate and improvements of the following facilities:
•	Brantford, Ontario. The Debtors relocated their shifters production to their Fremont, Michigan and Milan, Tennessee facilities.
•	Stratford, Ontario. The Debtors relocated their cable manufacturing operations to their Matamoros, Mexico and Milan, Tennessee facilities.
•	Bracebridge, Ontario. The Debtors transferred the seats manufacturing footprint to their Gordonsville, Tennessee and Stockton, Illinois facilities.
•	Brownstown, Indiana. The Debtors transferred their brakes business to their new LCC Facility in Matamoros, Mexico.
•	Hannibal, Missouri (South). The Debtors transferred their entire production capacity to their Milan, Tennessee and Matamoros, Mexico facilities.
•	Jacksonville, Florida. The Debtors transferred their brake operation to Matamoros, Mexico and other locations. The site is expected to be closed in the fourth quarter of 2008.
     To further enhance profitability of the Company’s European and other non-debtor foreign subsidiaries, whose operations are located principally in Europe, the Company has moved production of control system products for the following facilities:
•	Pamplona, Spain. The Company closed this facility in the second quarter of 2008 and relocated production to Carregado, Portugal and to its LCC facilities in Eastern Europe.
•	Llanelli, United Kingdom. The Company transferred the production of this facility to the plants in Daun, Germany; Koprivinice, Czech Republic and Timisora, Romania.
•	Barcelona, Spain. The Company transferred the entire production capacity of this facility to Daun, Germany and LCC Facilities located in Koprivinice, Czech Republic and Timisora, Romania, which will further decrease direct labor costs and increase plant utilization.
Non-Core Asset Sales
     Early in their chapter 11 Cases, the Debtors identified several business operations as being non-core to their long-term strategy, including their recreational vehicle business, Atwood Mobile Products.
(a) The Atwood Sale
     On August 15, 2007, the Bankruptcy Court approved the sale of the Atwood Mobile Products business segment to Atwood Acquisition Co. LLC (the “Buyer”) for an aggregate cash consideration of $160.2 million. Certain liabilities related to environmental and pension and postretirement benefit plans have not been assumed by the buyer, but were retained by the Company. On August 27, 2007, the Atwood sale closed, and the proceeds of the sale were used to pay down a portion of the funds owed under the DIP Term Loan and the DIP Revolver. As per the settlement agreement and mutual release between the Debtors and the Buyer dated March 28, 2008, the purchase price was subsequently reduced by $7.5 million based on changes in working capital as defined in the asset purchase agreement. The $7.5 million of purchase price adjustments consisted primarily of disputes related to differences in policies for accounting for warranties, vacation, and other accruals, and certain inventory adjustments.

(b) Sale of De Minimis Assets
     On April 25, 2007, the Bankruptcy Court entered an order permitting the Debtors to sell certain assets of de minimis value that: (i) are no longer required for the operation of their businesses; (ii) the Debtors’ operational restructuring has rendered obsolete, excessive or burdensome; or (iii) the Debtors have determined, after evaluating holding and maintenance costs, are of marginal or no value to the Debtors’ estates. The order approved procedures for selling such assets, outside the ordinary course of business without further court approval, provided that the purchase price is less than $250,000 for each transaction or in the aggregate for a related series of transactions. If the purchase price is between $250,000 and $2.5 million, the Debtors may consummate the transaction if they provide notice to certain parties and received no written objections within fifteen calendar days of service of such notice. During these chapter 11 Cases, the Debtors have disposed of the following assets pursuant to this order:
•	Brantford, Ontario. On June 5, 2007, the Debtors filed their first notice of sale announcing that they had agreed to sell to Mareddy Corporation, their manufacturing facility located at 205 Mary Street, Brantford, Ontario, consisting of approximately 4.26 acres in a “general industrial” M2 zoned area, for the purchase price of $1,200,000 (CDN). This facility was built in approximately 1960, and includes approximately 6,000 square feet of office area and 60,000 square foot of manufacturing area. On October 15, 2007, the Debtors filed a second notice of sale announcing that the purchase price had been reduced to $1,050,000 (CDN). The sale closed on November 26, 2007, and the Debtors received proceeds of approximately $1,050,000 in connection with the sale, consisting in part of an $700,000 (CDN) promissory note.
•	Selingsgrove, Pennsylvania. On September 26, 2007, the Debtors filed a notice of sale announcing that they had agreed to sell to Icon Reality, L.L.C., two tracts of land situated in the County of Snyder, Borough of Selingsgrove, Commonwealth of Pennsylvania, for the purchase price of $665,000. The sale closed on October 16, 2007, and the Debtors received cash proceeds of approximately $665,000 in connection with the sale.
•	West Union, Iowa. On November 1, 2007, the Debtors filed a notice of sale announcing that they had agreed to sell to Atwood Mobile Products LLC, certain equipment and machinery located at the West Union, Iowa facility, pursuant to an amended lease agreement between Atwood Mobile Products LLC and Dura Operating Corp., dated as of October 26, 2007, for the purchase price of approximately $51,000. The sale closed on November 30, 2007, and the Debtors received cash proceeds of approximately $51,000 in connection with the sale.
•	Butler, Indiana. On November 15, 2007, the Debtors filed a notice of sale announcing that they had agreed to sell their jack and jack tool kit business located in Butler, Indiana, including the transfer of certain patents held by DURA Global Technologies, Inc. (the “Butler Assets”) to Autoline Industries, U.S.A., LLC for the purchase price of $900,000. The sale closed on December 3, 2007, and the Debtors received cash proceeds of approximately $900,000 in connection with the sale. On December 4, 2007, the Bankruptcy Court entered an order approving sale of the Butler Assets.
Customer Accommodations
     As part of their restructuring strategy to induce lasting sales and increase profitability, during 2007, the Debtors negotiated and have entered into long-term accommodation agreements with certain key customers. These accommodation agreements have resulted in favorable pricing adjustments on selected platforms and service parts, customer commitments with respect to certain price givebacks, and customer commitments not to resource current business for various periods of time.
     In conducting negotiations with customers, the Debtors utilized a self-help approach intended to increase the profitability of selected products while simultaneously protecting the Debtors’ long-term customer relationships and future business awards. In doing so, the Debtors based their requested customer price increases on their predicted cost structure after they have completed these commercial negotiations with their customers and successfully obtained critical pricing concessions from each such customer while fortifying these vital long-term relationships.
     In certain cases, and where necessary, the Debtors have obtained Bankruptcy Court approval of these accommodation agreements by separate motion.

Canadian Proceedings
     Of the nine Canadian Debtor entities, only the Canadian Operating Debtor was in operation at the commencement of the chapter 11 Cases. Up until the Petition Date, the Canadian Operating Debtor owned and operated three manufacturing and product development facilities located in Canada. Two of the facilities operated by the Debtors’ North American Shifter Systems and Cables sub division were located in Stratford, Ontario, and Brantford, Ontario. The Debtors’ Seat Systems facility was located in Bracebridge, Ontario. As part of the Debtors’ operational restructuring initiatives, all three Canadian facilities have been closed during the chapter 11 Cases and their production transferred to the Debtors’ LCC facilities either in Matamoros, Mexico; Milan, Tennessee; Stockton, Indiana; Fremont, Michigan; or Gordonsville, Tennessee.
     In December 2007, the Debtors completed their operational plan to entirely cease all operations in Canada, and the Company commenced a corporate restructuring of the Canadian Debtors (the “Canadian Corporate Restructuring”) that could provide the Company with substantial future tax savings. The Canadian Corporate Restructuring was approved by the Bankruptcy Court by order dated December 28, 2007. All of the creditors of the Canadian Debtor entities were unaffected by the Canadian Corporate Restructuring.
Emergence From Chapter 11
     On June 27, 2008 (the “Effective Date”), the Debtors satisfied, or otherwise obtained a waiver of, each of the conditions precedent to the effective date specified in Article VIII of the Debtors’ Revised Joint Plan of Reorganization Under chapter 11 of the Bankruptcy Code (With Further Technical Amendments) (the “Confirmed Plan”), dated May 12, 2008, as confirmed by an order (the “Confirmation Order”) of the United States Bankruptcy Court entered on May 13, 2008.
     As contemplated by the Confirmed Plan, prior to and on the Effective Date, Dura and Dura Operating Corp. (“DOC”), took part in a corporate reorganization. In early June 2008, nominees for the creditors formed three new Delaware corporations: New Dura, Inc. (“Newco”), along with its wholly-owned direct subsidiary, New Dura Holdco, Inc. (“New Dura Holdco”), and its wholly-owned indirect subsidiary, New Dura Opco, Inc. (“New Dura Opco”). On the day before the Effective Date, Dura amended its certificate of incorporation to change its name to “Old Dura, Inc.” (“Old Dura”) and immediately thereafter Newco amended its certificate of incorporation to change its name to “Dura Automotive Systems, Inc.” (“New Dura”). Then, through a series of transactions consummated on the Effective Date:
•	Old Dura (formerly known as Dura) sold (a) its holdings of Atwood Automotive, Inc. to New Dura Holdco and (b) substantially all of its other assets (including the stock of DOC) to New Dura Opco, Inc. In exchange therefore, Old Dura received (y) 8,400,000 shares of common stock, par value $0.01 per share, of New Dura (the “New Common Stock”) and (c) 2,281,000 shares of Series A Redeemable Voting Mandatorily Convertible Preferred Stock, par value $0.01 per share (the “New Series A Preferred Stock”);
•	New Dura issued 83,750 shares of New Series A Preferred Stock to the lenders under its new Senior Secured Second Lien Credit Facility as consideration for providing the facility;
•	Except to the extent otherwise provided in the Confirmed Plan, Old Dura’s notes, stock, instruments, certificates, and other documents evidencing the Senior Notes Claims, Subordinated Notes Claims, Convertible Subordinated Debentures Claims, Convertible Trust Guarantees and Equity Interests (including the 18,904,222 shares of Old Dura’s Class A Common Stock, par value $0.01 per share, which were outstanding as of June 1, 2007) existing immediately prior to the Effective Date were cancelled;
•	Old Dura distributed 7,324,060 shares of the New Common Stock to Senior Notes indenture Trustee on behalf of Senior Notes holders, (as defined in the Confirmed Plan) and 2,281,000 shares of the New Series A Preferred Stock to the holders of Allowed Second Lien Facility Claims (as defined in the Confirmed Plan); and
•	Old Dura issued approximately 146,000 shares of New Common Stock to be distributed at a later date to holders of Allowed Class 5A Claims (as defined in the Confirmed Plan).
     New Dura is the successor registrant to Old Dura pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).

Asset Purchase Agreement
     On the Effective Date, Old Dura entered into an Asset Purchase Agreement with New Dura Opco whereby Old Dura sold New Dura Opco substantially all of its assets, including all of the outstanding equity interests in DOC, in exchange for New Dura Opco’s holdings of New Series A Preferred Stock and New Common Stock.
Registration Rights Agreement
     On the Effective Date, New Dura entered into a Registration Rights Agreement with each of the creditors who received an issuance of New Series A Preferred Stock pursuant to the Confirmed Plan. The Registration Rights Agreement provides the holders of the New Series A Preferred Stock with registration rights applicable to their shares of New Series A Preferred Stock and the New Common Stock (the “Registrable Securities”).
     Under the Registration Rights Agreement, and subject to certain restrictions, the holders of not less than 20% of each class of Registrable Securities have the right to request that New Dura effect the registration of the Registrable Securities held by such requesting holders, plus the Registrable Securities of any other holder giving New Dura a timely request to join in such registration (a “Demand Registration”). Additionally, under the Registration Rights Agreement, and subject to certain restrictions, if New Dura proposes to register any of its securities (other than pursuant to a Demand Registration) then New Dura must provide the holders of Registrable Securities with piggyback registration rights to have their Registrable Securities included in such registration, subject to certain limitations.
     New Dura agreed to pay certain expenses related to the filing of registration statements pursuant to the Registration Rights Agreement, except that certain underwriting fees and taxes relating to the Registrable Securities shall be borne by the sellers of securities included in such registration in proportion to the aggregate selling price of the securities to be so registered. The Registration Rights Agreement contains other customary provisions, including indemnification provisions. New Dura has agreed not to take any action to terminate or suspend its reporting obligations under the Exchange Act without the approval of the holders of a majority of its New Common Stock (which vote shall not include the vote of the holders of New Series A Preferred Stock on an as-converted basis) prior to the earlier of (i) three years after the Effective Date or (ii) if New Dura’s merges with or into or consolidates with another entity or sells all or substantially all of its assets to another entity, in any case other than a direct or indirect wholly-owned subsidiary of New Dura.
Cancelled Indebtedness
     On the Effective Date and pursuant to the Confirmed Plan, the following outstanding debt securities of certain of the Debtors were cancelled, and the indentures governing such debt securities were terminated:
•	8.625% Senior Notes due April 15, 2012, issued by DOC pursuant to the Indenture, dated April 18, 2002, among DOC (as issuer), certain affiliates of DOC (as guarantors), and BNY Midwest Trust Company (as trustee). The holders of these notes received approximately 95% of the common stock of the New Dura;
•	9% Senior Subordinated Notes due May 1, 2009, issued by DOC pursuant to the Indentures, dated April 22, 1999, April 22, 1999, and June 22, 2001, among DOC (as issuer), certain affiliates of DOC (as guarantors), and U.S. Bank Trust National Association (as trustee), as amended, supplemented or otherwise modified; and
•	7.5% Convertible Subordinated Debentures due March 31, 2028, issued by Old Dura pursuant to the Junior Convertible Subordinated Indenture, dated as of March 20, 1998, among Old Dura (as issuer) and The First National Bank of Chicago (as trustee);
Second Lien Facility
     On the Effective Date and pursuant to the Confirmed Plan, the $225 million Second Lien Facility governed by the Credit Agreement dated May 3, 2005 by and among DOC, as Borrower, Old Dura and all subsidiaries of Old Dura as Guarantors, JPMorgan Securities, Inc. and Banc of America Securities, LLC as sole and exclusive joint bookrunners, lead arrangers and syndication agents, and Wilmington Trust Company as collateral agent of the other lenders therein, as amended, was repaid and terminated. The creditors holding Allowed Second Lien Facility Claims (as defined in the Confirmed Plan) relating to the Second Lien Facility were paid in full in shares of New Series A Preferred Stock on the Effective Date.

DIP Facilities
     On the Effective Date and pursuant to the Confirmed Plan, the obligations of the Debtors under the DIP Revolver and the New Term Loan DIP Agreement, except those surviving obligations set forth in Article IX.D.4 of the Confirmed Plan (collectively, the “Allowed DIP Facility Claims”) were repaid in full and terminated. The creditors holding Allowed DIP Facility Claims were paid in full in cash on the Effective Date.
Exit Financing
Senior Secured Revolving Credit Facility
     On the Effective Date, New Dura, DOC (as the “Borrower”), and certain of their domestic subsidiaries (as “Guarantors”) entered into the Senior Secured Revolving Credit and Guaranty Agreement (the “Senior Secured Revolving Credit Facility”) with a syndicate of lenders, General Electric Capital Corporation as administrative agent and collateral agent, Wachovia Bank, National Association as syndication agent, and Bank of America, N.A. as issuing bank and documentation agent. The Senior Secured Revolving Credit Facility consists of a $110 million revolving loan facility for a term of four years, including a letter of credit subfacility of $25 million.
     The outstanding principal balance under the Senior Secured Revolving Credit Facility shall initially bear interest, at DOC’s option, at a fluctuating rate equal to (a) the Base Rate (as defined in the Senior Secured Revolving Credit and Guaranty Agreement) plus 1.50% per annum, or (b) LIBOR plus 2.75% per annum. The applicable margins shall be subject to adjustment prospectively on a quarterly basis based on DOC’s average Excess Borrowing Availability (as defined in the Senior Secured Revolving Credit and Guaranty Agreement) for the fiscal quarter then ended; provided, that such adjustments shall not occur prior to delivery of the Borrower’s borrowing base certificate for the month ending December 31, 2008. The definitive documentation contains provisions regarding the delivery of financial statements, and the timing and mechanics of subsequent prospective adjustments to the applicable margins.
     In addition, DOC must pay certain fees to the lenders under the Senior Secured Revolving Credit Facility, including (i) annual fees in the amount of $100,000 payable to the Agent; (ii) a closing fee of $2.2 million, representing 2% of the aggregate loan amount, to be allocated among the lenders proportionately based on their respective committed amounts of the $110 million; (iii) a monthly fee initially in an amount equal to 1.0% per year on the average unused daily balance of the Senior Secured Revolving Credit Facility (less any outstanding letters of credit), to be adjusted up or down prospectively on a quarterly basis based on DOC’s Excess Borrowing Availability (as defined in the Senior Secured Revolving Credit and Guaranty Agreement); (iv) monthly fees for all letters of credit, in an amount equal to the LIBOR margin on revolving loans on the outstanding face amount of all letter of credit; (v) a premium payment in an amount equal to the amount of the Senior Secured Revolving Credit Facility commitment reduced or terminated multiplied by 1.0% during the first two years following the agreement’s closing date and 0% thereafter, in the event that the Senior Secured Revolving Credit Facility is reduced or terminated prior to the second anniversary of the closing date; and (vi) all reasonable costs and expenses, including certain legal and auditing expenses and enforcement costs and expenses of the agent and lenders.
     DOC is required to make prepayments promptly upon receipt thereof in the amount of 100% of the net cash proceeds of: (i) any sale or other disposition of assets of DOC or New Dura and any guarantor in excess of an amount to be mutually agreed and except for sales of inventory in the course of business and other dispositions of assets to be agreed; (ii) any sales or issuances of equity (subject to certain customary exceptions) or debt securities of New Dura, DOC or any of the guarantors and/or any other indebtedness for borrowed money incurred by DOC or any of the guarantors after the closing date (other than permitted issuances of equity and permitted amounts and types of indebtedness, each to be mutually agreed upon); and (iii) insurance proceeds and condemnation awards to the extent not reinvested in the business.
     The collateral agent will receive as collateral a first priority perfected security interest in substantially all existing and after-acquired property of each of DOC, New Dura and the guarantors. The Senior Secured Revolving Credit Facility is also secured by a first priority lien on the collateral of DOC, New Dura and the guarantors, other than that portion of the collateral on which the Second Lien Term Loan (as defined below) has a first priority lien. The Senior Secured Revolving Credit Facility has a second priority lien on the portion of the collateral on which the Second Lien Term Loan will have a first priority lien, junior to the terms of the Second Lien Term Loan. All obligations under the Senior Secured Revolving Credit Facility are cross-collateralized with each other and with collateral provided by any subsidiary of DOC or any other guarantor.

     The Senior Secured Revolving Credit Facility contains customary covenants for facilities of this type. In addition, DOC must also comply with certain financial covenants, including (i) a minimum EBITDA for DOC and the guarantors, (ii) minimum Excess Borrowing Availability (as defined in the Senior Secured Revolving Credit and Guarantee Agreement) at all times of $10 million; and (iii) maximum capital expenditures for DOC and guarantors.
     Loans made on the closing date under the Senior Secured Revolving Credit and Guaranty Agreement will be used to refinance the existing indebtedness under the Existing DIP Revolving Credit Facility, to otherwise enable DOC to consummate the Confirmed Plan, and to fund working capital purposes and general corporate purposes. As of the Effective Date, $23.5 million was outstanding under the Senior Secured Revolving Credit Facility.
Second Lien Credit Facility
     On the Effective Date, New Dura, DOC (as Borrower) and certain of their domestic subsidiaries (as guarantors) entered into the Senior Secured Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Facility”) with a syndicate of New Second Lien Lenders and Wilimington Trust Company as administrative agent and collateral agent. The Second Lien Credit Facility is a second lien term loan for a term of five years in a principal amount of $83.75 million issued with original issue discount (“OID”) of 20% of the principle amount. The relative rights of the Senior Secured Revolving Credit Facility and the Second Lien Credit Facility will be set forth in an intercreditor agreement (the “Intercreditor Agreement”) which will include provisions governing their respective collateral rights and obligations.
     The outstanding principal balance under the Second Lien Credit Facility shall bear interest, at DOC’s election, at a rate per annum equal to (a) the ABR plus the Applicable Margin or (b) the Eurodollar Rate plus the Applicable Margin (each as defined in the Senior Secured Second Lien Credit Facility Agreement). Interest shall be payable in cash or, at the option of DOC, in kind such that all interest payments are added to the principle amount of the term loans under the Second Lien Credit Facility. In addition, DOC paid a funding fee of $8.375 million, representing 10% of the aggregate principal amount of the term loan commitments, (without taking into account any OID), which was allocated among the lenders pro rata in accordance with their respective commitments. The fee was paid by issuing 83,750 shares of New Series A Preferred Stock.
     DOC will make mandatory prepayments to the extent that the Senior Secured Revolving Credit Facility has been repaid in full, as follows: (i) 100% of the net cash proceeds of any incurrence of debt (other than permitted debt) by the parties to the loans and their domestic subsidiaries; (ii) 100% of the net cash proceeds of any sale or disposition by the parties to the loans and their domestic subsidiaries of any assets (in excess of $1 million) except for sales of inventory or obsolete, uneconomic, surplus or worn-out property, in each case, in the ordinary course of business, and subject to customary thresholds and exceptions (including the right to reinvest the proceeds); and (iii) a certain percentage excess cash flow for each fiscal year of DOC commencing with the fiscal year ending December 31, 2009, with stepdowns to be mutually agreed and with a right to reinvest the mandatory prepayment resulting from excess cash flow.
     The Second Lien Credit Facility is secured by (1) a first priority lien on the portion of the collateral consisting of (x) all intercompany indebtedness owed to New Dura, DOC and all guarantors from any foreign subsidiaries and (y) up to 100% of the equity interests of all first-tier foreign subsidiaries of New Dura, DOC and all other guarantors; and (2) a second priority lien on all collateral, junior to the liens of the Senior Secured Revolving Credit Facility (other than the portion of the collateral which the Second Lien Credit Facility will have a second priority lien, as set forth in this section).
     The Second Lien Credit Facility contains customary covenants for facilities of this type. In addition, DOC must also comply with financial covenants, including a maximum leverage ratio and maximum capital expenditures.
     Loans made on the closing date under the Second Lien Credit Facility will be used to refinance the existing indebtedness under the DIP Revolving, to otherwise enable DOC to consummate the Confirmed Plan, and to fund working capital purposes and general corporate purposes. As of the Effective Date, $83.75 million was outstanding under the Second Lien Credit Facility.
European First Lien Term Loan
     On June 27, 2008, Dura Holding Germany GmbH, a non-domestic, indirect subsidiary of DOC, and certain of Dura Holding Germany GmbH’s non-domestic subsidiaries entered into the Credit Agreement (the “European First Lien Term Loan”) with Blackstone Distressed Securities Fund (Luxembourg) SARL and GSO Domestic Capital

Funding (Luxembourg) SARL as lenders and Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The European First Lien Term Loan consists of a €32.2 million term loan for a term of four years. The loan will carry an interest rate of EURIBOR plus 925 bps.
     The European First Lien Term Loan is secured by a first priority lien on (i) all intercompany indebtedness of DASI, DOC and all other Guarantors owing to foreign subsidiaries of Dura European Holding LLC & Co. KG and the Guarantors (ii) 100% of the equity interests and assets (other than accounts receivable) of certain subsidiaries of Dura European Holding LLC & Co. KG (collectively, the “European First Term Loan Priority Collateral”). As of the Effective Date, €32.2 million was outstanding under the European First Lien Term Loan.
     On September 15, 2008, the parties entered into the first amendment to the agreement to adjust the minimum cash requirement in the European pledged cash accounts from €18 million to €10 million for 45 days through October 30, 2008, and €19 million, thereafter.
European Factoring Agreements
     On the Effective Date, Dura Holding Germany GmbH and certain of Dura Holding Germany GmbH’s non-domestic subsidiaries were party to certain receivables factoring agreements including (i) with GEFactoFrance for the purchase of receivables from a French subsidiary of New Dura and (ii) the purchase of receivables from COFACE Finance GmbH in an amount outstanding of €32.7 million on the Effective Date. The European Factoring Agreements contain representations and warranties and conditions precedent that are customary for transactions of this type.
Changes in the Board of Directors
     On May 6, 2008, Mr. Yousif B. Ghafari resigned from his position as a member of the Board of Directors
     On the Effective Date and pursuant to the Confirmed Plan, the following directors resigned from the Board of Directors of Old Dura: Walter P. Czarnecki, Jack K. Edwards, James O. Futterknecht, Jr., J. Richard Jones, Nick G. Preda and Ralph R. Whitney, Jr.
     On the Effective Date and pursuant to the Confirmed Plan, the following directors resigned from the Board of Directors of Old Dura: Walter P. Czarnecki, Jack K. Edwards, James O. Futterknecht, Jr., J. Richard Jones, Nick G. Preda and Ralph R. Whitney, Jr. On the Effective Date and pursuant to the Confirmed Plan, the following individuals were appointed members of the Board of Directors of New Dura (the “New Dura Board”): Fred Bentley, Steven J. Gilbert, Timothy D. Leuliette, Andrew (Andy) B. Mitchell, Peter F. Reilly, and Jeffrey M. Stafeil. Lawrence A. Denton, a director of Old Dura and New Dura prior to the Effective Date, remained on the Board of Directors of New Dura following the Effective Date. Shortly after the Effective date, Lawrence A. Denton resigned from the Board of Directors of New Dura, and Robert S. Oswald was appointed as a member of the Board of Directors of New Dura. Further, Mr. Gilbert was appointed Chairman of the Board of Directors in July 2008.
     On July 16, 2008, the Board of Directors appointed Timothy D. Leuliette as the Company’s President and Chief Executive Officer. Mr. Leuliette, 58, is currently Chairman and Chief Executive Officer of Leuliette Partners LLC, an investment and financial services firm. He previously served as Co-Chairman and Co-Chief Executive Officer of Asahi Tec Corporation, a manufacturer of automotive parts and other products, and Chairman, Chief Executive Officer and President of its subsidiary, Metaldyne Corporation, an automotive supplier. Mr. Leuliette has also previously served as President and Chief Operating Officer of privately held Penske Corporation, and as President and Chief Executive Officer of ITT Automotive and Executive Vice President of ITT Corporation. Over his career, Mr. Leuliette has held executive and management positions at both vehicle manufacturers and suppliers and has served on both corporate and civic boards, including as Chairman of the Detroit Branch of the Federal Reserve Bank of Chicago.
Amendment of Compensatory Arrangements
     On May 8, 2008, Mr. Denton, Ms. Skotak, Old Dura and DOC entered into amendments of their respective existing change of control agreements dated June 16, 2004 (the “COC Amendments”).
     The COC Amendments provide a revised definition of “Change of Control” instances as well as an aggregate cap on the amount an officer may receive from New Dura as a result of the change of control agreements, and in the case of Mr. Denton, an employment agreement and the senior executive retirement plan (“SERP”).

     The COC Amendments also amend the instances in which the officer may terminate his or her employment in order to receive severance benefits upon a change of control so that a material diminution in the officer’s authority or power or a material adverse change in the conditions under which he or she works would trigger such officer’s severance benefits under his or her respective change of control agreement.
     On May 8, 2008, New Dura amended the SERP in order to conform its definition of change of control to match that of the COC Amendments. On the same date, New Dura amended the employment agreement of Mr. Denton to provide him with a company sale incentive payment in place of his restricted stock units, which were cancelled. The amount of the sale incentive payment varies with the amount and timing of any such sale.
Critical Accounting Policies
     Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies, and Note 2 to the condensed consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
     We consider an accounting estimate to be critical if:
•	It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.
Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2006.

	Three Months Ended April 1, and April 2
(In thousands of dollars)	2007	% of Sales	2006	% of Sales	Variance	% Change

Revenue	$549,057	100%	$570,925	100%	$(21,868)	-3.8%
Cost of sales	528,124	96%	518,994	91%	9,130	1.8%

Gross profit	20,933	4%	51,931	9%	(30,998)	-59.7%
Selling, general and administrative expenses	38,753	7%	36,752	6%	2,001	5.4%
Facility consolidation, asset impairment and other charges	8,715	2%	2,572	0%	6,143	238.9%
Amortization expense	173	0%	105	0%	68	65%

Operating income (loss)	(26,708)	-5%	12,502	2%	(39,210)	-313.6%
Interest expense, net of interest income	12,284	2%	26,186	5%	(13,902)	-53.1%

Loss from continuing operations before reorganization items, income taxes and minority interest	(38,992)	-7%	(13,684)	-2%	(25,308)	-184.9%
Reorganization items	15,359	3%	—	0%	15,359	100%
Provision for income taxes	13,488	2%	(4,539)	-1%	18,027	-397.1%
Minority interest	74	0%	54	0%	20	37%

Loss from continuing operations	(67,913)	-12%	(9,199)	-2%	(58,714)	638.3%
Income from discontinued operations	—	0%	1,159	0%	(1,159)	-100%
Cumulative affect of change in accounting principle (net of tax)	—	0%	1,020	0%	(1,020)	-100%

Net loss	$(67,913)	-12%	$(7,020)	-1%	$(60,893)	867.4%

Segment sales and EBITDA analysis:

	Three Months Ended April 1, and April 2
	Net Sales			EBITDA
(In thousands of dollars)	2007	2006	Variance	2007	2006	Variance
Automotive	$470,834	$458,807	$12,027	$19,293	$37,858	$(18,564)
Atwood Mobile Products	79,227	112,121	(32,894)	3,913	10,901	(6,988)
Other*	(1,004)	(3)	(1,001)	(21,396)	(13,661)	(7,736)

Total	$549,057	$570,925	$(21,868)	$1,810	$35,098	$(33,288)

*	Other includes all unallocated corporate expenses, discontinued operations and eliminations.
Geographical Results of Operations

	Quarter Ended April 1, and April 2,
	Revenue			Operating Income
(In thousands of dollars)	2007	2006	Variance	2007	2006	Variance
North America	$266,811	$320,219	$(53,408)	$(28,502)	$(1,958)	$(26,544)
Europe	259,864	230,320	29,544	1,319	13,681	(12,362)
Other foreign countries	22,382	20,386	1,996	475	779	(304)

Total	$549,057	$570,925	$(21,868)	$(26,708)	$12,502	$(39,210)

Results of Operations — Three Months Ended April 1, 2007 vs. Three Months Ended April 2, 2006
     The Company’s results for the first quarter ended April 1, 2007 are significantly lower as compared to the first quarter of 2006. Some of the highlights compared to the first quarter of 2006 were:
•	Revenue decreased by $22 million or 3.8 percent

•	Gross profit as a percent of net revenue was 4 percent compared to 9 percent last year

•	SG&A expense as a percent of net revenue was 7 percent when compared to 6 percent last year.

•	Net loss as a percent of net revenue was -12 percent compared to -1 percent last year.
     For the three months ended April 1, 2007, we reported net revenue of $549 million and a net loss of $68 million. The net loss for the first quarter ended April 1, 2007 includes facilities consolidation costs of $9 million, reorganization charges of $15 million, interest expense of $12 million, and income taxes of $13 million. The first quarter 2007 gross profit margin was lower than 2006 due to higher material costs and excess capacity. The ongoing restructuring and manufacturing operations relocation negatively affected productivity.
     Revenue. For the first quarter ended April 1, 2007 net revenues decreased 3.8% to $549 million from $571 million for the same period in 2006. This is primarily due to the reduction in sales volume in North America as slowdowns in the automotive market had a negative impact on the Company’s net revenue for the first quarter 2007 as compared to last year. Net revenue was favorably impacted by foreign currency fluctuations of $22.2 million in 2007 due to the strengthening of the Euro as compared to the U.S. dollar and the favorable exchange rate change resulted in increased U.S. dollar revenues of approximately $20.0 million in 2006.
     The largest decrease in Big 3 vehicle production came in pickups and SUVs, in light of record high gasoline prices in the United States during this period. Our net new business, in North America, declined significantly in 2007 and 2006, primarily as a result of this production volume decline and Lear insourcing the seat adjusters on the GMT 800/GMT 900 program. We continue to face increased pricing pressure from our OEM customers as they attempted to lower their production costs due to industry conditions. Production volume declines were partially offset by a positive foreign currency exchange rate impact in 2007.
     Our Atwood Mobile Product Segment revenue declined in 2007 primarily as a result of the completion of appliance orders for the Federal Emergency Management Agency (FEMA). The majority of the FEMA order was delivered in 2005 and thru the first quarter of 2006. The FEMA order related to trailers built to house victims of the 2005 hurricanes.
     We believe the future price of gasoline and interest rates will have the greatest impact on our OEM customer’s future requirements for our products. Over 40% of our revenue is derived from product sales associated with the Big 3 domestic OEM automakers platforms throughout the world. We are currently heavily dependent on their future requirements for our products.

     Cost of Sales. Cost of sales’ increased 2% to $528 million from $519 million for the same period in 2006. Our production costs were adversely affected by excess production capacity, increases in our raw material costs, including steel, aluminum, resin, and oil and natural gas prices, and increased freight costs. Management continued to focus on moving manufacturing operations to lower cost locations. Ramp-ups of new products and production moves continue to negatively impact the operating results at our Lawrenceburg, Fremont, Stockton, Gordonsville, Timisoara and Matamoros facilities. We are focusing on improving the results in these operations. In addition, during the first quarter of 2007, we booked certain one-time charges related to $8.5 million of additional vacation obligations under SFAS 43, and $1.7 million of third party workers compensation fees, which were partially offset by a certain favorable adjustment of $5.8 million related to the reversal of the environmental reserve, and $0.8 million related to reduced depreciation expenses.
     Excess capacity continues to be a focus area for us as we continue to advance on our restructuring plans. In 2007 we announced the closure and sale of additional plants and the divestiture of our Atwood Mobile Products segment. Underutilization of production capacity as a result of lower customer production volumes impacted our gross profit, mainly in the Automotive Segment. We intend to continue to implement our operational restructuring plans to reduce production capacity and move production to best-in-cost facilities. These production moves occur throughout 2007 and 2008, therefore operating results will not likely reflect the full positive impact of these changes. In response to current industry conditions, we continue to reduce our worldwide workforce to better align our direct and indirect costs with our existing revenue level.
     The raw material cost environment in 2007 was higher than 2006. Oil and natural gas prices remained at high levels resulting in continuing upward pressure on the company’s raw material costs. We continue to experience certain unrecovered raw materials costs during the first quarter of 2007. Aluminum costs have increased and are impacting our Atwood Mobile products segment. Price increases to recover a portion of the increase in raw material costs became effective July 1, 2007, in both the Automotive and Atwood Mobile Products segments.
     Selling, General, and Administrative (SG&A). SG&A expense increased 5% to $39 million for the quarter ended April 1, 2007 compared to $37 million for the quarter ended April 2, 2006. As a percent of net revenue, SG&A was 7 percent when compared to 6 percent last years. We continue to focus on these costs to ensure they are aligned with the business. The increase in SG&A expenses in the first quarter of 2007 was partially offset by cost reduction benefits from restructuring efforts initiated in 2006 and early 2007.
     Facility Consolidation. . Facility consolidation charges represent facility closure and exit costs associated with our ongoing restructuring plans. Charges include severances, asset impairment, and costs related to moving people and businesses Increased costs during the first quarter of 2007 as compared to 2006 is primarily the result of $8.7 million of restructuring charges due to our decision to close our Bracebridge, Ontario facility when compared to $2.6 million.
     In April 2007, we announced that, as a continuation of our strategic restructuring initiative, we will be closing the following four manufacturing facilities: Brownstown, Indiana; Bracebridge, Ontario; Hannibal South, Missouri; and Selingsgrove, Pennsylvania. These facilities were closed during the third and fourth quarters of 2007. The production at these facilities will be moved to other production facilities. Also, we announced our intention to sell our jack business, and our hinge and latch business. The proposed divestitures will include the sale of the facilities in Butler, Indiana; and Mancelona, Michigan. Any final sales agreement requires Bankruptcy Court approval. The sale of the jack business and the related Butler facility was completed in December 2007.
     Interest Expense. Interest decreased 53% to $12 million in the first quarter of 2007 as compared to $26 million last year. The decrease was attributed to the fact that we did not recognize contractual interest expense on liabilities subject to comprise after our filing for Bankruptcy on October 30, 2006, pursuant to Court orders and accounting guidance of SOP 90-7.
     Reorganization items. Reorganization items of $15 million in the three months ended April 1, 2007 consist primarily of professional fees directly related to the reorganization, which include fees for advisors to the Debtors, unsecured creditors and secured creditors.
     Income Taxes. In the first quarter of April 1,2007 income taxes increased to $13 million when compared to a negative $4 milion in the first quarter of 2006. In the second quarter ended July 2, 2006, we provided a full valuation allowance against all applicable U.S. deferred tax assets, as we concluded that the current relevant negative evidence was more pervasive than in prior periods and indicated we would more likely than not, not realize our U.S. deferred tax assets. Accordingly, we provided a full valuation allowance against all applicable U.S. deferred tax assets. In 2007, we have continued to provide a full valuation allowance against all applicable U.S. deferred tax assets. The tax expense recognized in 2007 relates primarily to income earned in foreign jurisdictions.
     The effective income tax rate was (24.78) percent for the three months ended April 1, 2007 and 33.17 percent for the three months ended April 2, 2006. The change in the effective tax rate relates primarily to significant losses in the United States that were not benefitted and, an increase in reserves required under Financial Interpretation (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of SFAS Statement No. 109,(“FIN 48”) and other adjustments to uncertain tax positions.
     Our results of operations by geographic region are impacted by various geographic factors, including vehicle production volumes, foreign exchange and general economic conditions.
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
     Our foreign business has been increasing as a percentage of total revenue due to the strengthening of foreign currencies in relation to the U.S. dollar and lower North American automotive production volumes. Sales in the North American region represented 40 % of consolidated sales in 2007 and 43 % in 2006.
     Geographically, we have experienced significant variability in income from continuing operations during the last two years. Our North America region (whose sales for the most part are to the domestic Big 3) experienced a significantly higher loss from operations in 2007 compared to 2006, mainly as a result of excess capacity resulting from lower production volumes and certain unrecovered raw material costs increases.
Effects of Inflation
     General inflation can impact material purchases, labor and other costs. In many cases, we have limited ability to pass through inflation-related cost increases due to the competitive nature of the markets that we serve. In the past few years, other than material costs, inflation has not been a significant factor.
Liquidity and Capital Resources
     The following should be read in conjunction with Item 1., and Note 6 to the condensed consolidated financial statements, included in this Form 10-Q.
     As a result of the general industry decline, our business in particular, and our filing for bankruptcy protection on October 30, 2006, our liquidity has been severely impacted in 2007.
     We have not yet attained the inventory levels we believe to be optimal for the current level of business. We are focusing on bringing down our inventory levels, which are somewhat high due to bank builds for production moves and ramp-ups. We are pressing our customers to improve their payments on tooling invoices and certain prepetition amounts outstanding. We continue to work with our suppliers to provide better trade terms, and are seeing improvement in the cash-in-advance payments.
     On October 30, 2006, the Debtors commenced their chapter 11 Cases. Dura’s Latin American, European, and Asian subsidiaries were not included in the chapter 11 filings and will continue their business operations without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. In 2007, the Company was operating pursuant to chapter 11 under the Bankruptcy Code.
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

     In connection with the chapter 11 filings, on November 30, 2006, Bankruptcy Court approved the DIP Credit Agreements. The DIP Credit Agreements provide for a $185 million DIP Term Loan (comprised of $165 million term loan and up to a $20.0 million pre-funded synthetic letter of credit facility) and a $115 million DIP Revolver. The DIP Term Loan had outstanding balances of $165 million as of December 31, 2006, and $165 million as of April 1, 2007. The total amount available for borrowing under the Revolving DIP Agreement as of April 1, 2007 was $13 million. The outstanding balances on the DIP Revolver were $28.1 million as of April 1, 2007. The DIP Credit Agreements mature on the earlier of (i) December 31, 2007; (ii) the effective date of a plan of reorganization in the chapter 11 Cases or (iii) termination of the commitment or acceleration of the loans as a result of an Event of Default.
     On December 28, 2007, the Company received the necessary consents from its lenders to amend the terms of the Revolving DIP Credit Agreement and the Term Loan DIP Credit Agreement to, among other things, (i) extend their final maturity dates from December 31, 2007 to January 31, 2008, (ii) restrict outstanding borrowings under the Revolving DIP Credit Agreement to a maximum amount of $48 million, (iii) waive the minimum EBITDA covenant under the Revolving DIP Credit Agreement during January 2008, and extend the capital expenditure covenant set forth in the Term Loan DIP Credit Agreement, (iv) incorporate a new minimum excess availability covenant in the Revolving DIP Credit Agreement and (v) increase the interest rate set forth in the Term Loan DIP Credit Agreement by 2.00%.
     On January 30, 2008, the Debtors entered into a (i) Senior Secured Super-Priority Debtor In Possession Term Loan and Guaranty Agreement by and among DOC, as Borrower, the Company and certain domestic subsidiaries of the Company and DOC, as Guarantors, Ableco Finance LLC, as Administrative Agent and Collateral Agent, Ableco Finance LLC, as Sole Bookrunner, Lead Arranger, Documentation Agent and Syndication Agent, Bank of America, N.A., as Issuing Bank, and each of the Lenders party thereto (the “New Term Loan DIP Agreement”) and (ii) Amendment No. 5 to Revolving DIP Credit Agreement (the “Revolver Amendment”), by and among DOC, as Borrower, the Company, certain domestic subsidiaries of the Company and DOC, General Electric Capital Corporation, as Administrative Agent, Barclays Capital, the investment banking division of Barclays Bank PLC, as Joint Lead Arranger and Documentation Agent, and Bank of America, N.A., as Issuing Bank. The Bankruptcy Court approved the New Term Loan DIP Agreement and the Revolver Amendment on January 30, 2008.
     During 2007, we have taken steps to ensure adequate liquidity for all of our operations for the expected duration of the chapter 11 proceedings, including the sale of our Atwood division. As a result, we believe that our liquidity will be adequate to finance our business through our emergence from bankruptcy.
     The DIP Credit Agreements contain various representations, warranties, and covenants by the Debtors that are customary for transactions of this nature, including (without limitation) reporting requirements and maintenance of financial covenants. Certain covenants and definitions in the DIP Credit Agreements were amended in June 2007. The amendment related to EBITDA covenants, as defined in the DIP Credit Agreement, for the period May through August 2007, as well as permitting limited factoring of accounts receivable and issuance of letters of credit in Europe. The Debtors’ obligations under the DIP Credit Agreements may be accelerated following certain events of default, including (without limitation) any breach by the Debtors of any of the representations, warranties, or covenants made in the DIP Credit Agreements or the conversion of any of the chapter 11 filings to a case under chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to chapter 11 of the Bankruptcy Code.
Cash Flow for the Three Months Ended April 1, 2007 and April 2, 2006
     During 2007, cash used in operations was $41.7 million, compared to $9.9 million in 2006. The increased cash usage in operating activities was primarily due to higher operating losses generated in 2007 as compared to 2006 Our filing for chapter 11 in 2006, resulted in having no credit terms with our significant vendors in North America, which have gradually improved in 2007, and we were able to obtain improved credit terms with our vendors. In 2007, we continued paying significant amounts related to reorganization and pre-petition liabilities, which significantly impacted our cash situation.
     Net cash used in investing activities was $16.1 million for 2007 compared to $22.4 million in 2006. The improvement was primarily due to reduced capital expenditures, as we continued to rationalize our spending in order to sustain required liquidity to run our operations and continue our restructuring plans.

     Net cash provided by financing activities totaled $26.2 million in 2007 compared with $55.7 million in 2006. The net decrease in borrowings was due to the $165 million borrowed under the DIP term loan during November and December 2006, which resulted in lower borrowing needs in the three months ended April 1, 2007.
     We are prohibited from declaring or making certain dividend payments or other distributions of assets under our credit agreements.
     Our current principal source of liquidity is cash flow generated from operations, current cash balances and available borrowings under the DIP Credit Agreement. Because of our chapter 11 filing and anticipation thereof, we have incurred significant cash usage as our trade suppliers shortened their payment terms, and certain customers extended the terms on certain invoices. We believe that the DIP Credit Agreement provides sufficient funds to meet our short-term liquidity needs. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing an approved Bankruptcy reorganization plan, our business strategy, especially our operational restructuring activities, and that there will be no further material adverse developments in our business, liquidity or capital requirements, including no further downturn in vehicle production volumes, recovery of rising steel prices, and no negative impact from the credit crisis.. If we cannot generate sufficient cash flow from operations, which could occur before we exit bankruptcy, to service our indebtedness and to meet our working capital needs and other obligations and commitments, we will be required to further refinance or restructure our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that such a refinancing or restructuring or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing debt instruments or will be approved by the Bankruptcy Court. Due to the chapter 11 filing, our ability to borrow additional funds is extremely limited.
Off Balance Sheet Arrangements
     We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with insurers. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At April 1, 2007, we had outstanding letters of credit of $20 million related to DIP financing. We do not believe that they will be required to be drawn.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
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
     From time to time, we also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We may designate such contracts at their inception as a cash flow hedge. At April 1, 2007, we had no outstanding forward exchange contracts.
     Our current DIP Credit Agreement bears interest based upon LIBOR or a defined base rate, both of which are subject to market conditions that can impact the interest rate to be paid.
     There is no significant changes in market risk in 2007 as compared to 2006.
Foreign Currency Exchange Rate Risk
     A significant portion of our revenues are derived from manufacturing operations in Europe, Canada, Asia and Latin America (51.4% of 2007 revenue). The results of operations and the financial position of our operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.
     At April 1, 2007, approximately $1 billion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment (deficit). Accordingly, our consolidated stockholders’ investment (deficit) will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.
     Our strategy for management of currency risk relies primarily upon conducting operations in such countries’ respective currency and we may, from time to time, engage in hedging programs intended to reduce the exposure to currency fluctuations.
Interest Rate Risk
     Our current credit agreements bear interest based upon LIBOR or a defined base rate, both of which are subject to market conditions that can impact the interest rate to be paid.
Risk from Adverse Movements in Commodity Prices
     We purchase certain raw materials, including steel and other metals, which are subject to price volatility caused by fluctuations in supply and demand as well as other factors. Higher costs of raw materials and other commodities used in the production process have had a significant adverse impact on our operating results. We continue to take actions to mitigate the impact of higher commodity prices by joining our customers’ steel resale programs, wherever possible. No assurances can be given that the magnitude and duration of increased commodity costs will not have a material impact on our future operating results.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer, principal operating officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Our management, with the participation of our President and Chief Executive Officer (CEO) and our Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), at April 1, 2007. Based on that evaluation, our CEO and CFO concluded that, at that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The effect of such weaknesses on our disclosure controls and procedures, as well as remediation actions taken and planned, are described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K/A for the year ended December 31, 2006.
     The following material weaknesses have been identified as of April 1, 2007.
     1 Financial Statement Close — Journal Entries, Segregation of Duties and Contingent Liabilities - Preparation, review and monitoring controls over the financial statement close process with respect to journal entries did not operate effectively to ensure significant account balances were accurate and supported with appropriate underlying calculations and documentation in a timely manner and that all significant journal entries are reviewed timely by an appropriate level of management.
          With the significant changes in our business caused in part by our chapter 11 status, and the loss of several finance and accounting personnel, journal entries were not consistently prepared with adequate source documentation and/or reviewed adequately or on a timely basis.
     Preparation, review and monitoring controls over the financial statement close process with respect to segregation of duties did not operate effectively to ensure that assignment of duties provided for appropriate segregation between the responsibilities of authorizing transactions, recording transactions, and maintaining custody of assets.

     The Company did not establish a process of reviewing existing work responsibilities and did not perform an analysis when assigning work responsibilities to Company personnel in order to identify, correct and prevent segregation of duties conflicts. Conflicts that exist could allow personnel to perpetrate fraud without detection, though no significant acts of fraud have been detected.
     Controls over the data gathering, communication and recording of contingent liabilities, including legal, environmental and warranty were not properly designed and did not operate effectively resulting in incomplete and incorrectly valued accruals.
          The Company did not have appropriate or adequate personnel or processes for accurately determining appropriate values for certain existing liabilities or the timely recording of such liabilities in accordance with applicable accounting guidance, resulting in identified errors and requiring adjustment to correct the Company’s books and records.
     2. Fixed Assets — Process controls at our operating units over fixed assets did not operate effectively to ensure proper accounting and financial reporting. Specifically, (i) controls ensuring existence of fixed assets at operating locations, (ii) ensuring timely and accurate transfer of costs of completed construction-work-in-progress to the fixed assets subsidiary ledgers and related accounts, (iii) depreciation accurately presented on an interim basis, and (iv) timely recognition of asset impairments on an interim basis.
          Differences existed between fixed asset subsidiary ledgers and physical existence of those listed assets at our operating locations. Fixed asset projects were completed or discontinued in the normal course of business that was not properly captured in the Company’s accounting records through timely capitalization or impairment. Depreciation, on an interim basis, was determined to have been incorrect and depreciation had been incorrectly stopped on certain assets. We did not have appropriate or adequate personnel, processes, procedures or controls in place to allow for identification of the control failures relative to fixed assets and related depreciation on an interim and/or an annual basis. As a result, several errors were noted by us upon attempting to manage, reconcile and track our fixed assets in 2007, and such reconciliation and tracking process was not able to be completed on a timely basis, which resulted in significant delay in our ability to complete the preparation of our consolidated financial statements as of April 1, 2007.
     3. Closed Plant Management - Process controls at our operating locations over plant closing procedures were not properly designed and did not operate effectively resulting in inadequate physical management of the operating locations’ books and records and timely recording of final transactions related to fixed assets and inventory.
          Recent significant changes were required at our operating locations with respect to facility closures and resulting books and records and asset transfers to other Company facilities. We did not have appropriate or adequate personnel, processes, procedures or controls in place to properly manage all of these plant closures and related accounting effects. As a result, books and records that are required for the support of transactions could not be readily located and fixed assets and inventory transfers resulted in failures in reconciliations between asset records and physical existence of such assets.
     Other than the above, there have not been any changes in our internal control over financial reporting in the quarter and year to date period ended April 1, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Our management, including our CEO and CFO, does not expect that our internal controls will prevent or detect all instances of error and fraud resulting from inherent limitations of any control system. A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met. Further, the design of a control system must reflect resource constraint realities that exist, and the benefits of controls must be considered relative to their costs. The inherent limitations include the realities that judgments in decision-making can be flawed, and that failures can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.

Changes in internal control over financial reporting
     We are continuing to develop and implement remediation plans with respect to the identified material weaknesses, as disclosed in our Form 10-K for the year ended December 31, 2006 and in our Form 10-Q for the three months ended April 1, 2007.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 1A. Risk Factors.
     Our business is subject to a number of risks and uncertainties. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006, and as further supplemented below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company
The current financial condition of the automotive industry in the United States could have a negative impact on our ability to finance our operations.
     Several of our key customers face significant business challenges due to increased competitive conditions and recent changes in consumer demand. In operating our business, we depend on the ability of our customers to timely pay the amounts we have billed them for tools and products. Any disruption in our customers’ ability to pay us in a timely manner because of financial difficulty or otherwise would have a negative impact on our ability to finance our operations. In addition, because of the challenging conditions within the U.S. automotive industry, many automotive suppliers have filed for bankruptcy. In light of these conditions, our suppliers could impose restrictive payment terms on us that would have a negative impact on our ability to finance our operations.
     Our results of operations and financial condition may be adversely affected by global economic and financial markets conditions.
     Current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers, suppliers and other parties with which we do business. Economic and financial market conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Adverse economic and financial markets conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.
     We have a substantial amount of debt outstanding under our credit facilities and our credit agreements contain significant obligations and restrictions that could have a material adverse effect on our business.
     As of September 30, 2008, approximately $19.8 million was outstanding under our credit facilities and we had approximately $32.8 million of additional borrowing availability under the facilities. Our credit facilities contain financial and other covenants that we are required to satisfy in order to continue to have access to financing under the agreements. Among other covenants, we are prohibited from paying dividends on our common stock [unless we are in compliance with certain financial tests.] We are also required to obtain the prior consent of our lenders before taking certain actions, such as selling material assets outside of the ordinary course of business, and are generally required to use the net proceeds from asset sales to repay our outstanding indebtedness. Our obligations to our lenders under our credit agreements are secured by substantially all of our assets and properties. If we violate any of the financial covenants under our credit agreements, including our obligation to make required principal or interest payments when due, our lenders would be permitted to accelerate our obligation to repay the indebtedness owed under our credit agreements and to take other actions, such as enforcing their security interest in our assets and properties. Any of these actions would be likely to have a material adverse effect on our business. In addition, if any of our lenders were to become unable to satisfy their obligations to us under our credit agreements as a result of adverse conditions affecting the banking industry or credit markets or other factors, it could have a material adverse effect on our results of operations and financial condition.
Our pension and OPEB expenses are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience and changes in laws and regulations.
     Subsequent to December 31, 2007, conditions in the worldwide debt and equity markets have deteriorated significantly. These conditions have had a negative effect on the fair value of Dura’s plan investments since December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     Dura filed for Bankruptcy on October 30, 2006, and accordingly is in default on all senior debt. Refer to Note 1 to the Condensed Consolidated Financial Statements, for discussion of the bankruptcy filing.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of stockholders during the first quarter of 2007.
Item 5. Other Information.
     None.
Item 6. Exhibits.
31.1	Certification by Timothy D. Leuliette, President and Chief Executive Officer (Principle Executive Officer)

31.2	Certification by Nick G. Preda, Executive Vice President and Chief Financial Officer (Principle Financial and Accounting Officer)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURA AUTOMOTIVE SYSTEMS, INC.
Date: October 31, 2008	By /s/ Nick G. Preda
Nick G. Preda
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

DURA AUTOMOTIVE SYSTEMS, INC.
EXHIBIT INDEX

Exhibit

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