Form 10-Q
period 2007-07-01
DURA AUTOMOTIVE SYSTEMS INC
filed 2008-10-31
CIK 1016177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number: 0-21139
Dura Automotive Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2773380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2791 Research Drive, Rochester Hills, Michigan	48309
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☑ No
     The number of shares outstanding of the predecessor to Registrant’s Class A common stock, par value $0.01 per share, at July 1, 2007, was 18,904,222 shares.

Dura Automotive Systems, Inc.
INDEX

EXPLANATORY NOTE
     Dura Automotive Systems, Inc., a Delaware corporation (“New Dura”), is the successor to a separate Delaware corporation of the same name (“Old Dura”) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. As described in greater detail in this Quarterly Report under the caption “Chapter 11 Proceedings,” on June 27, 2008, New Dura issued certain shares of its preferred and common stock in connection with the emergence of Old Dura from Chapter 11 bankruptcy proceedings and all of the outstanding securities of Old Dura were cancelled. As used in this Quarterly Report, the terms “Dura,” “Company”, “we,” “our” and “us” refer to Old Dura when used with respect to the period prior to emergence from Chapter 11 bankruptcy proceedings and refer to the New Dura when used with respect to the period after emergence from such proceedings.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	JULY 1,	DECEMBER 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$64,530	$90,446
Accounts receivable, net of reserve for doubtful accounts of $4,524 in 2007 and $6,498 in 2006	364,128	311,981
Inventories	152,409	149,367
Deferred income taxes	6,846	6,642
Other current assets	96,519	123,612

Total current assets	684,432	682,048

Property, plant and equipment, net	454,278	465,475
Goodwill	73,992	258,313
Deferred income taxes	21,336	22,037
Other assets, net	29,835	26,968

	$1,263,873	$1,454,841

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Debtors-in-possession financing	$234,246	$165,000
Current maturities of long-term debt	2,957	4,679
Accounts payable	183,400	164,831
Accrued liabilities	189,748	160,624
Accrued pension and postretirement benefits	1,437	1,437
Deferred income taxes	2,790	2,768

Total current liabilities	614,578	499,339

Long-term Liabilities:
Long-term debt, net of current maturities	1,408	2,596
Pension and postretirement benefits	67,511	68,044
Other noncurrent liabilities	38,035	39,515
Deferred income taxes	7,750	8,132

Total long-term liabilities	114,704	118,287

Liabilities subject to compromise	1,313,820	1,335,083

Total Liabilities	2,043,102	1,952,709

Commitments and Contingencies (Notes 4, 6, 9 and 10)
Minority interests	5,821	5,459
Stockholders’ Deficit:
Common stock, Class A; par value $.01; 60,000,000 shares authorized; 18,904,222 issued and outstanding	189	189
Additional paid-in capital	351,878	351,878
Treasury stock at cost	(1,743)	(1,743)
Accumulated deficit (including FIN 48 cumulative adjustment of $2,348 in 2007)	(1,301,239)	(1,002,185)
Accumulated other comprehensive income	165,865	148,534

Total stockholders’ deficit	(785,050)	(503,327)

	$1,263,873	$1,454,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1, 2007	JULY 2, 2006	JULY 1, 2007	JULY 2, 2006
Revenues	$560,410	$560,130	$1,109,467	$1,131,055
Cost of sales	533,229	523,210	1,061,353	1,042,204

Gross profit	27,181	36,920	48,114	88,851
Selling, general and administrative expenses	35,123	37,658	73,876	74,410
Facility consolidation, goodwill and asset impairment, and other charges	198,369	2,878	207,084	5,450
Amortization expense	(41)	106	132	210

Operating income (loss)	(206,270)	(3,722)	(232,978)	8,781
Interest expense, net (contractual interest expense for the three and six months ended July 1, 2007 were $35,044 and $69,367, respectively)	12,922	28,856	25,207	55,044

Loss from continuing operations before reorganization items, income taxes and minority interest	(219,192)	(32,578)	(258,185)	(46,263)
Reorganization items	13,127	—	28,486	—

Loss from continuing operations before income taxes and minority interest	(232,319)	(32,578)	(286,671)	(46,263)
Provision for income taxes	1,026	99,138	14,513	94,598
Minority interest in non-wholly owned subsidiaries	144	156	218	210

Loss from continuing operations	(233,489)	(131,872)	(301,402)	(141,071)
Income from discontinued operations, net of tax	—	604	—	1,763

Loss before change in accounting principle	(233,489)	(131,268)	(301,402)	(139,308)
Cumulative effect of change in accounting principle, net of tax of $712	—	—	—	1,020

Net loss	$(233,489)	$(131,268)	$(301,402)	$(138,288)

Basic and diluted loss per share:
Loss from continuing operations	$(12.35)	$(6.99)	$(15.94)	$(7.49)
Income from discontinued operations, net of tax	—	0.03	—	0.09
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.05

Net loss	$(12.35)	$(6.96)	$(15.94)	$(7.35)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	JULY 1, 2007	JULY 2, 2006
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(301,402)	$(138,288)
Less: Income from discontinued operations	—	1,763
Less: Cumulative effect of change in accounting principle, net of tax	—	1,020

Loss from continuing operations	$(301,402)	$(141,071)
Adjustments required to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	40,330	40,704
Asset impairment	5,516	1,630
Goodwill impairment	184,497	—
Facility consolidation charges	17,071	—
Amortization of deferred financing fees	4,019	2,007
Gain on sale of assets	(136)	—
Bad debt expense	344	—
Reorganization items	28,486	—
Payments on reorganization items	(24,058)	—
Deferred income tax expense	850	91,584
Change in other operating items:
Accounts receivable	(47,239)	(30,520)
Inventories	(2,758)	(5,976)
Other current assets	29,237	(12,414)
Accounts payable and accrued liabilities	11,989	4,003
Other assets, liabilities, and noncash items	(9,029)	(1,785)

Net cash used in continuing operating activities	(62,283)	(51,838)

INVESTING ACTIVITIES:
Capital expenditures	(32,555)	(43,152)
Proceeds from sale of assets and other	987	2,151

Net cash used in continuing investing activities	(31,568)	(41,001)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	69,246	32,500
Long-term borrowings	—	76,246
Repayments of long-term borrowings	(2,998)	(2,299)
Proceeds from sales of equity securities	—	189
Debt issue costs	(402)	(1,964)

Net cash provided by continuing financing activities	65,846	104,672

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,089	7,968

NET CASH FLOWS FROM CONTINUING OPERATIONS	(25,916)	19,801
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	2,138
Investing activities, including proceeds from sale of business	—	(786)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	—	1,352
CASH AND CASH EQUIVALENTS:
Beginning of period	90,446	101,889

End of period	$64,530	$123,042

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
     Dura and its subsidiaries is a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive industry. Dura is a holding company whose predecessor was formed in 1990.
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
     The Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, unless otherwise disclosed herein, these Condensed Consolidated Financial Statements include all adjustments, consisting of only normal recurring items, considered necessary for a fair presentation of the financial position and results of operations of Dura. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in Dura’s Annual Report on Form 10-K/A for the year ended December 31, 2006 as filed with the SEC. Results of operations for this quarter are not necessarily indicative of the expected results for the year.
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
2. Significant Accounting Policies
Principles of Consolidation
     The Company consolidates all majority owned subsidiaries and investments in entities in which it has controlling influence. Non-majority owned investments are accounted for using the equity method when the Company is able to influence the operating policies of the investee. Non-majority owned investments include investments in limited liability companies, partnerships, or joint ventures. When the Company does not influence the operating policies of a investee, the cost method is used. These condensed consolidated financial statements also reflect the Company’s proportionate interest in certain jointly owned plants. The Company eliminates all intercompany balances and transactions.
Cash and Cash Equivalents
     Cash equivalents consist of money market instruments with original maturities of three months or less and are stated at cost, which approximates fair value.
Inventories
     Inventories are stated at the lower of cost, determined on a first-in, first-out basis or market. We assess inventory valuation based on estimates of future demand. Our estimated future demand is based upon projections of future related automobile platform sales and Recreational and Specialty Vehicle (RVSV) products.
     Inventories consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Raw materials	$77,501	$76,594
Work-in-process	36,054	31,415
Finished goods	38,854	41,358

	$152,409	$149,367

Other Current Assets
     Other current assets consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Excess of cost over billings on uncompleted tooling projects	$48,521	$58,107
Income and other tax receivables	25,138	29,394
Debt issue costs, net of amortization of $4,679 in 2007 and $661 in 2006	4,250	7,897
Prepaid expenses and other	18,610	28,214

	$96,519	$123,612

     Excess of cost over billings on uncompleted tooling projects represents unbilled recoverable costs incurred by us in the production or procurement of customer-owned tooling to be used by us in the manufacture of our products. We receive specific purchase orders for these tooling projects and expect to be reimbursed by the customer. Costs are deferred until reimbursed by the customer within one year. Forecasted losses on incomplete projects are recognized currently when identified.
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
     Valuation of Long-Lived Assets – Dura periodically evaluates the carrying value of long-lived assets held for use including amortizable intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or from appraisals performed by valuation experts. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.
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
     In connection with our ongoing review of goodwill during our second quarter of 2007, we performed step one of our analysis, which indicated that the carrying value of the goodwill in our Body & Glass reporting unit, recorded in connection with various acquisitions that have been completed over the last ten years, exceeded the fair market value. Under SFAS 142, we completed step two of the impairment assessment of the goodwill related to Body & Glass and determined that all of the Body & Glass reporting unit’s goodwill was impaired. Accordingly, we recorded an impairment charge for the total amount of the Body & Glass reporting unit’s goodwill, which totaled approximately $184.5 million. This charge is reflected in the facility consolidation, goodwill and asset impairment, and other charges in the accompanying consolidated statement of operations. Changes in business conditions, deterioration of the automotive industry, reduced production volume in Europe, increased raw material costs, higher interest rates and other factors resulted in recognizing such goodwill impairment during 2007.
     In addition to the completion of our assessment of the Body & Glass reporting unit, our ongoing reassessment included an assessment of the carrying values of our Atwood Mobile Products reporting unit and resulted in the conclusion that no impairment had occurred. Refer to Note 13 for a discussion of the sale of Atwood that occurred in the third quarter of 2007.

     A summary of the carrying amount of goodwill by reportable segment as follows: (in thousands):

		Atwood
	Body & Glass	Mobile Products	Total
Balance at December 31, 2006(1)	$184,321	$73,992	$258,313
Currency translation adjustment	176	—	176
Impairment	(184,497)	—	(184,497)

Balance at July 1, 2007	$0	$73,992	$73,992

(1)	This amount has been corrected for a presentation typographical error, which correction reduced Body & Glass goodwill and increased Atwood Mobile Products goodwill by $2,676 from amounts previously reported.
     Other noncurrent assets consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Notes receivable, net of reserves	$2,395	$246
Other intangible assets	13,065	13,223
Other assets	14,375	13,499

	$29,835	$26,968

Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Compensation and benefits	$94,116	$73,952
Income and other taxes	12,201	23,137
Restructuring and facility closure	20,927	15,914
Warranty reserve	1,909	2,682
Professional fees directly related to reorganization	21,914	13,219
Interest	4,319	2,174
Other	34,362	29,546

	$189,748	$160,624

Other Noncurrent Liabilities
     Other noncurrent liabilities consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Restructuring and facility closure	$18,534	$17,897
Warranty and environmental	1,837	7,198
Other	17,664	14,420

	$38,035	$39,515

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
     Liabilities subject to compromise consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Debt	$1,207,557	$1,206,571
Accrued interest	44,221	44,026
Accounts payable	35,426	64,616
Pension benefit plans	19,870	19,870
Other benefits	927	—
Accrued income taxes	5,819	—

	$1,313,820	$1,335,083

Contractual Interest Expense
     Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7.
     In accordance with the Court-approved first day motion, the Company continued (through July 1, 2007) to accrue and pay interest on its Second Lien Term Loan whose principal balance was subject to compromise. Effective October 30, 2006, interest on unsecured prepetition debt, other than the Second Lien Term Loan, has not been accrued as provided for under the U.S. Bankruptcy code. The amount of unrecorded interest expense on prepetition debt for the three and six months ended July 1, 2007 was approximately $22 and $44 million, respectively. Contractual interest expense for the three and six months ended July 1, 2007 was $35 million and $69 million, respectively.

Reorganization Items
     SOP 90-7 requires reorganization items such as certain revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under Chapter 11, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items incurred in the three months and six months ended July 1, 2007, were $13 million and $28 million, respectively, which represents professional fees.
Revenue Recognition and Sales Commitments
     We recognize revenue when certain persuasive evidence of an arrangement exists, which is when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured, which is when products are shipped out from our premises (“shipping point”) and the risk of loss is transferred to the customer. We enter into agreements with our customers at the beginning of a given vehicle’s life to produce products. Once such agreements are entered into by us, fulfillment of the customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contracts. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales.
     The allowance for doubtful accounts is established based on an analysis of trade receivables for known collectability issues and the aging of the trade receivables at the end of each period. The allowance for doubtful accounts was $4.5 million and $6.5 million at July 1, 2007 and December 31, 2006, respectively. In addition, if we enter into retroactive price adjustments with our customers, these reductions to revenue are recorded when they are determined to be probable and estimable.
Restructuring Charges
     We recognize restructuring and impairment charges in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefit (“SFAS 88”), SFAS No. 112, Employer’s Accounting for Post-employment Benefits (“SFAS 112”), SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Such charges relate to exit activities and primarily include employee termination charges, lease expenses net of any actual or estimated sublease income, employee relocation, asset impairment charges, moving costs for related equipment and inventory, and other exit related costs associated with a plan approved by senior level management. The recognition of restructuring charges requires us to make certain assumptions and estimates as to the amount and timing of exit activity related charges. Quarterly, we evaluate the amounts recorded and adjust for changes in estimates as facts and circumstances change.
Income Taxes
     We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income tax benefits on net operating loss carryforwards to the extent we believe we will be able to utilize them in future tax filings.
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109, (“FIN 48”). Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of initially applying FIN 48 was recognized as a cumulative effect adjustment decreasing the January 1, 2007 opening balance of accumulated deficit by $2.4 million. Refer to

Note 7 to the condensed consolidated financial statements for more information regarding the impact of adopting FIN 48.
Comprehensive Loss
     Comprehensive loss reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and pension and postretirement obligations.
     The components of other comprehensive loss are as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net loss	$(233,489)	$(131,268)	$(301,402)	$(138,288)
Other comprehensive income (loss):
Foreign currency translation adjustment	6,111	35,786	12,124	52,963
Pension and postretirement obligations, net of tax	228	(354)	5,207	(439)

Comprehensive loss	$(227,150)	$(95,836)	$(284,071)	$(85,764)

Fair Value of Financial Instruments
     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, DIP Credit Agreement, and other debts, approximates fair value because of the short maturity of these instruments. The fair values of the financial instruments included in liabilities subject to compromise are highly uncertain as a result of the restructuring proceedings.
     We do not enter into or hold derivatives for trading or speculative purposes.
Foreign Currency Translation
     Assets and liabilities of our foreign operations that do not use the U.S. dollar as their functional currency are translated using the period-end rates of exchange. Results of operations are translated using the average rates prevailing throughout the period. Translation gains or losses are included in other comprehensive income (loss), a separate component of stockholders’ deficit. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of goods sold. Also included in cost of goods sold are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, increased cost of sales by $0.3 million and 2.4 million, during the three months ended July 1, 2007 and July 2, 2006, respectively. In addition, net transaction gains and losses increased cost of sales by $1.8 million and 2.7 million, during the six months ended July 1, 2007 and July 2, 2006, respectively.
Warranty and Environmental
     We face an inherent business risk of exposure to product liability and warranty claims in the event that our products do not perform as expected and results in replacement of product on vehicles in the field. OEMs are increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to an OEM, an OEM may hold us responsible for some or all of the repair and replacement costs of warranty claims under new vehicle warranties when the product supplied did not perform as represented.
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

Change in Accounting Principle
     We adopted EITF Issue 05-05, Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”) in 2006. EITF 05-5 addresses the accounting for the bonus feature in the German Altersteilzeit (“ATZ”) early retirement programs and requires recognition of the program expenses at the time the ATZ contracts are signed. The ATZ program is designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. The EITF offers two transition alternatives, either cumulative effect or retrospective application. EITF 05-5 was effective for fiscal years beginning after December 15, 2005. The adoption of EITF 05-5 resulted in a favorable adjustment of $1.0 million, net of income taxes of $0.7 million. This amount is reflected in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle for the six months ended July 2, 2006.
New and Proposed Accounting Pronouncements:
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 are to be applied prospectively. Management has determined that there is no significant impact of the standards on our financial condition and results of operations.
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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115 (“SFAS 159”), which permits an entity to measure certain financial assets and financial liabilities at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions. SFAS 159 amends previous guidance to extend the use of the fair value option to available-for-sale and held-to-maturity securities. The statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of the election. SFAS 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. As of January 1, 2008, the Company had not elected to utilize the fair value option under SFAS 159 for any of its financial instruments.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”) which replaces SFAS No. 141. SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company plans to implement this standard on January 1, 2009. The Company has not yet evaluated the potential impact of this standard.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company plans to implement this standard on January 1, 2009. The Company is still evaluating the potential impact of this standard.
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133 (“SFAS 161”). SFAS 161

enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Earlier adoption is encouraged. The Company is still evaluating the potential impact of this standard.
     In April 2008, the FASB issued FASB Staff Position No. SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7 (“FSP SOP 90-7-1”). FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 will require an entity emerging from bankruptcy that applies fresh-start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early. Management has elected to only adopt new accounting standards in effect at the date fresh-start reporting is adopted and to not early adopt standards eligible for early adoption.
3. Discontinued Operations
     In March 2003, we completed the divestiture of our Mechanical Assemblies Europe business to Magal Engineering and members of the local management group, located in Woodley, England. At July 1, 2007, we had remaining accruals related to the divestiture of the Mechanical Assemblies Europe business of $20.8 million, primarily related to the future net lease costs on facilities retained by us, which are through 2021. The Company is in process of negotiating exit from the lease commitment with the landlord, and currently withholding lease payments pending final negotiation.
     During 2007, we sold other business and properties that were individually and in the aggregate insignificant and did not meet the requirements for discontinued operations reporting.
     During the first quarter of 2008, the Company has negotiated favorable exit from the lease commitment with the landlord which resulted in a one-time non-cash lease commitment liability reversal of approximately $12 million. This accrual is not reported under liabilities from discontinued operations, as the Company retained this liability as part of the divestiture transaction.
4. Facility Consolidation, Goodwill and Asset Impairment, and Other Charges
     As a part of our ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Such actions have resulted in employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, goodwill and asset impairment, and other charges in the condensed consolidated statement of operations and were accounted for in accordance with SFAS 88, SFAS 112, SFAS 142, SFAS 144, and SFAS 146.
     During the three months ended July 1, 2007, we recorded facility consolidation, goodwill and asset impairment, and other charges of $198.4 million, consisting of severance and benefit related costs of $10.2 million, goodwill and asset impairment of $187.6 million, and facility closure and other activity costs of $0.6 million. In the three months ended July 2, 2006 we recorded facility consolidation, goodwill and asset impairment, and other charges of $2.9 million, consisting of severance and benefit related costs of $2.3 million and facility closure and other exit activity costs of $0.6 million.
     In connection with the streamlining of operations during the first six months of 2007, we recorded facility consolidation, goodwill and asset impairment, and other charges of $207.1 million, consisting of severance and benefit related costs of $15.5 million, goodwill and asset impairments of $188.0 million, facility closure and other exit activity costs of $1 million, and pension curtailment charges of $2.6 million. In the first six months of 2006, we recorded facility consolidation and other charges of $5.5 million, consisting of severance and benefit related costs of $2.8 million, asset impairments of $1.6 million, and facility closure and other exit activity costs of $1.1 million.
     Individual facility consolidation actions, goodwill and asset impairment, and other charges were as follows:
•	In June 2007, we notified our employees at our Barcelona, Spain and Jacksonville, Florida operations that we intend to close these facilities. Production will be transferred to other Dura facilities. We expect severance charges of approximately $9.7 million for these two facilities. As of July 1, 2007, these facilities had a remaining combined severance accrual of $7.4 and $0.04 million, respectively.

•	In May 2007, Lage agreed to a Social Plan in which they would reduce their workforce by 60 employees, in order to continue operations in a profitable manner. The plant has a remaining severance accrual of $0.8 million at July 1, 2007.

•	In April 2007, we announced the closures of the manufacturing facilities located in Brownstown, Indiana; Hannibal South, Missouri; and Selingsgrove, Pennsylvania. These facilities were closed during the third and fourth quarters of 2007 and the production at these facilities was moved to other production facilities. As a result of the plant closures, we incurred a combined total of $0.3 million in severance costs and $0.5 million is asset impairment for these facilities for the six months ended July 1, 2007. As of July 1, 2007, these facilities had a remaining combined severance accrual of $0.4 million.

•	In April 2007, we announced our intention to sell our jack business, and our hinge and latch business. The proposed divestitures will include the sale of the facilities in Butler, Indiana and Mancelona, Michigan. We recognized asset impairment charges of $2 million related to our Butler facility in the second quarter ended July 1, 2007. The Butler facility sale was completed in December 2007, with sale proceeds of approximately $1 million. During 2008, the Mancelona facility was subsequently decided by management to be closed, instead of selling the facility.

•	In August 2006, we notified our Stratford, Ontario, Canada, plant employees that the facility will close during 2007. The production was transferred to other Dura facilities to improve overall capacity utilization. A severance charge of $5.1 million was recorded in 2006, along with a pension curtailment charge of $1.1 million. As of July 1, 2007 Stratford has a remaining severance and benefit accrual of $2.0 million. The plant was closed in September 2007.

•	In July 2006, we notified our LaGrange, Indiana, plant employees that we intended to close the facility. Production was transferred to other Dura facilities in 2007. Negotiations were completed in the third quarter of 2006 with the respective union, and a charge of $3.5 million for severance and benefits was recorded in 2006, along with a $0.5 million pension curtailment. The plant has a remaining reserve of $0.5 million at July 1, 2007 and was closed in June 2007.

•	In June 2006, we announced the proposed closing of our manufacturing facility in Llanelli, Wales, United Kingdom, in order to improve our overall capacity utilization. At that time, we were in the consultation process with Llanelli’s AMICUS trade union concerning the proposed closing, and therefore could not determine if the plant would in fact be closed. In August 2006, it was determined that the Llanelli plant would be closed after completion of negotiations with the trade union. Other restructuring charges of $0.2 million were recorded in the second quarter of 2006. The facility was closed in December 2006.

•	In May 2006, we announced that we would close our Brantford, Ontario, Canada, manufacturing facility. Brantford’s production was transferred to other Dura facilities to improve overall capacity utilization. Severance related charges of $1.9 million were recorded in 2006. As of July 1, 2007, Brantford has a remaining severance and benefit accrual of $0.3 million. The plant was closed in June 2007.

•	We incurred year-to-date 2006 severance related charges of $0.2 million for one of our Spanish facilities, recorded during the second quarter of 2006.

•	In 2006, we incurred year-to-date Lawrenceburg facility production movement costs of $0.5 million, of which $0.3 million was incurred in the second quarter of 2006.

•	During the fourth quarter of 2005, we began the streamlining of our Bracebridge, Ontario, Canada plant with an anticipated completion in 2007. Certain employee severance related charges totaling $1.0 million were incurred in 2005. During 2006, this facility incurred additional severance costs of $1.6 million related to further workforce reductions, asset impairment charges of $3.0 million relating to the loss of the GMT 800/900 platform seat track production and $2.3 million relating to the announced closure of the facility, and

$0.9 million of pension curtailment charges. As of September 30, 2007, there was no severance accrual remaining related to these 2005 and 2006 events. During the first quarter of 2007, we announced a plan to close this facility with production to be transferred to other Dura locations. As a result of the announced plant closure, we incurred severance costs of $4.8 million and $2.6 million of pension curtailment charges for the six months ended July 1, 2007. As of July 1, 2007, Bracebridge had $6.0 million of severance accrual remaining related to the 2007 restructuring event.

•	During the fourth quarter of 2005, we began the streamlining of a North American plant that will be completed in 2007. Additional severance related charges of $0.1 million were recorded in the second quarter of 2006.

•	We announced during the third quarter of 2005 a plan to streamline our Einbeck, Germany, manufacturing operation. This action resulted in a severance cost of $0.3 million in 2005, severance costs of $1.5 million in 2006, and an additional $0.1 million of other restructuring costs associated with 2006 production moves, as we continued to streamline the operations at this facility. The plant has a remaining severance and benefits accrual of $0.6 million at July 1, 2007.

•	During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter of 2005, we received approval for this action from the appropriate Workers’ Council and Union. Full identification of the actual employees has been substantially completed. Total severance costs of $4.4 million are expected upon final identifications of all applicable employees. Approximately $3.6 million has already been recorded, including $0.4 million for the six months ended July 2, 2006.

•	In 2004 we announced a plan to exit our Brookfield, Missouri, facility and combine the business with other operations. This action is complete and resulted in year-to-date 2006 total charges of $0.1 million, which was recorded during the second quarter of 2006.

•	Other severance and benefit accruals totaling $0.6 million remain at July 1, 2007 for the following locations: Elkhart, Indiana; Pamplona, Spain; Fremont, Michigan; and Rochester Hills Corporate Office.
     We continue to incur exit activity related charges on closed facilities for which we are seeking buyers. In accordance with SFAS 146, such expenses are recorded in the period they are incurred.
     The activity relating to the accruals for facility consolidation, goodwill and asset impairment, and other charges, for the six months ended July 1, 2007, is as follows (in thousands):

			Facility
	Employee	Goodwill and Asset	Closure,
	Termination	Impairment	Curtailments and
	Benefits	Charges	Other Costs(1)	Total
Balance at December 31, 2006	$13,595	$—	$—	$13,595
Charges	15,480	188,020	3,584	207,084
Cash utilization	(10,356)	—	(1,276)	(11,632)
Noncash/ foreign exchange impact/ other	296	(188,020)	(2,683)	(190,407)

Balance at July 1, 2007	$19,015	$—	$(375)	$18,640

(1)	These amounts include a pension curtailment of $2.6 million for the Bracebridge, Ontario plant.
     The Company authorized the closure of our Pamplona, Spain operation in late 2007. Production was transferred to other Dura facilities. The Pamplona facility was closed in June 2008. As a result of the plant closure, we incurred severance costs of $0.3 million for the six months ended July 1, 2007.
     During the second quarter of 2008, we notified our employees at our Mancelona, Michigan operations that we intend to close this facility. Production was transferred to other Dura facilities. The Mancelona facility was closed on September 2008.
     During the first quarter of 2008, we notified our employees at our Gladwin, Michigan, operations that we intend to close this facility. Production will be transferred to other Dura facilities.

5. Stockholders’ Deficit
Earnings Per Share
     Basic earnings per share was computed by dividing net loss by the weighted average number of Class A common shares outstanding during the year. Continuation of all our outstanding employee stock compensation plans was not authorized by the U.S. Bankruptcy Court, and as such there has been no activity with respect to the plans since December 31, 2006. Diluted earnings per share for the three months and six months ended July 1, 2007 and July 2, 2006 includes the effects of outstanding stock options using the treasury stock method (In thousands, except per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 1, 2007	JULY 2, 2006	JULY 1, 2007	JULY 2, 2006
Net loss applicable to common stockholders	$(233,489)	$(131,268)	$(301,402)	$(138,288)

Weighted average number of Class A common shares outstanding	18,904	18,861	18,904	18,834

Diluted shares outstanding	18,904	18,861	18,904	18,834

Basic loss per share:
Loss from continuing operations	$(12.35)	$(6.99)	$(15.94)	$(7.49)
Income from discontinued operations	—	0.03	—	0.09
Cumulative effect of change in accounting principle	—	—	—	0.05

Net Loss	$(12.35)	$(6.96)	$(15.94)	$(7.35)

Diluted loss per share:
Loss from continuing operations	$(12.35)	$(6.99)	$(15.94)	$(7.39)
Income from discontinued operations	—	0.03	—	0.09
Cumulative effect of change in accounting principle	—	—	—	0.05

Net Loss	$(12.35)	$(6.96)	$(15.94)	$(7.35)

     There were 18,904,222 and 18,868,518 shares of Class A common stock, and no shares of Class B common stock outstanding as of July 1, 2007 and July 2, 2006, respectively. As of the Effective Date, all of our previously outstanding shares of Class A common stock was cancelled for no consideration pursuant to the terms of the Confirmed Plan.
     Potential common shares of 5,289,020 and 5,554,518 related to our outstanding stock options were excluded from the computation of diluted earnings per share for the six months ended July 1, 2007 and July 2, 2006. Potential common shares of 1,288,630 related to our Preferred Securities were excluded also from the computation of diluted earnings per share in 2006. Inclusion of both of these potential common shares would have been antidilutive.

6. Debt
     Due to the chapter 11 filings, outstanding prepetition long-term debt of the Debtors has been reclassified to the caption Liabilities Subject to Compromise on the condensed consolidated balance sheet as of July 1, 2007 and December 31, 2006. See Note 2 to the condensed consolidated financial statements.
     The following is a summary of long-term debt at July 1, 2007 and December 31, 2006 (in thousands):

	July 1, 2007		December 31, 2006
	Subject to		Subject to
	Compromise	Debt	Compromise	Debt
Debtors-In-Possession (“DIP”) Credit Agreements
Second lien term loan	$—	$165,000	$—	$165,000
Revolving credit facility	—	69,246	—	—

Total DIP financing	—	234,246	—	165,000
Prepetition Credit Agreement:
Second lien term loan	225,000	—	225,000	—
Senior unsecured notes	400,000	—	400,000	—
Senior subordinated notes	533,858	—	532,872	—
Convertible trust preferred securities	55,250	—	55,250	—
Deferred gain on interest rate swap, net	8,976	—	8,976	—
Debt issue costs, net	(15,527)	—	(15,527)	—
Other	—	4,365	—	7,275

	1,207,557	238,611	1,206,571	172,275
Less — Current maturities	—	237,203	—	169,679

	$1,207,557	$1,408	$1,206,571	$2,596

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
     The Term Loan DIP Agreement provided for up to $165 million term loan and up to a $20 million pre-funded synthetic letter of credit facility and the Revolving DIP Agreement provided for an asset based revolving credit facility for up to $115 million, subject to borrowing base and availability terms, with a $5 million sublimit for letters of credit. The total amount available for borrowing under the Revolving DIP Agreement as of July 1, 2007 was $24 million Borrowings under the DIP Credit Agreement were used to repay outstanding amounts and support outstanding letters of credit under DOC’s existing asset based revolving credit facility, terminated interest rate swaps liabilities, payment of certain adequate protection payments, professionals’ fees, transaction costs, fees and expenses incurred in connection with the DIP Credit Agreements, other prepetition expenses, to provide working capital and for other general corporate purposes. Obligations under the DIP Credit Agreements were secured by a lien on the assets of the Debtors (which lien will have first priority with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the Cases. The DIP Term Loan is fully funded, with a balance of $165 million as of December 31, 2006 and July 1, 2007.
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
     The DIP Credit Agreements bear interest as follows: (a) in the case of borrowings under the Revolving DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 0.75% per annum or (ii) at the reserve adjusted LIBOR Rate plus 1.75% per annum; and (b) in the case of borrowings under the Term Loan DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 2.25% per annum or (ii) at the reserve adjusted LIBOR Rate plus 3.25% per annum. In addition, the DIP Credit Agreements obligate the Debtors to pay certain fees to the Lenders, as described in the DIP Credit Agreements. The interest rate used under the Revolving DIP Agreement was 9% (Base Rate of 8.25% plus 0.75% per annum) and the interest rate used under the Term Loan DIP Agreement was 8.57% (LIBOR Rate of 5.32% plus 3.25% per annum) as of July 1, 2007.
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
7. Income Taxes
     In June 2006, FIN 48, was issued by the FASB. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
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
     As of July 1 and January 1, 2007, the total amount of unrecognized tax benefits was $60.6 million and $50.6 million. The change in reserves in the second quarter of 2007 is primarily due to the application of APB 28, as there were no material changes to our overall annual estimated reserve needs.
     Based on all known facts and circumstances and current tax law, if recognized the total amount of unrecognized tax benefits as of January 1 and July 1, 2007, if recognized, would not have a material effect on the effective tax rate. We further believe that, other than the potential resolution of the tax litigation and the in-process IRS audit, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.
8. Segment Reporting
     We conduct our business in the following two segments:
•	Automotive Segment — Designs and manufactures driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive industry.

•	Atwood Mobile Products Segment — Designs and manufactures appliances, hardware and engineered assemblies for the RVSV industry. On August 15, 2007, the Bankruptcy Court approved the sale of the Atwood Mobile Products business segment to Atwood Acquisition Co. LLC (the “Buyer”) for an aggregate cash consideration of $160.2 million. Certain liabilities related to environmental and pension and postretirement benefit plans have not been assumed by the buyer, but were retained by the Company. On August 27, 2007, the Atwood sale closed, and the proceeds of the sale were used to pay down a portion of the funds owed under the DIP Term Loan and the DIP Revolver. As per the settlement agreement and mutual release between the Debtors and the Buyer dated March 28, 2008, the purchase price had been subsequently reduced by $7.5 million based on changes in working capital as defined in the asset purchase agreement. In accordance with SFAS 144, we will account for this segment as a discontinued operations in the third quarter of 2007.
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
     The following table presents a summary of financial information by reportable business segment (in thousands):

		Atwood
		Mobile
For the Three Months Ended:	Automotive	Products	Other *	Total
July 1, 2007
Revenues	$485,321	$76,004	$(915)	$560,410
Operating loss	(16,839)	(597)	(188,834)	(206,270)
Depreciation and amortization	17,116	1,364	2,047	20,527
Facility consolidation, goodwill and asset impairment, and other charges	23,720	1,319	173,330	198,369
EBITDA	23,997	2,086	(13,457)	12,626
July 2, 2006
Revenues	$461,519	$98,618	$(7)	$560,130
Operating income (loss)	9,987	6,068	(19,777)	(3,722)
Depreciation and amortization	16,933	1,514	2,234	20,681
Facility consolidation, goodwill and asset impairment and other charges	2,878	—	—	2,878
EBITDA	29,798	7,582	(17,543)	19,837

		Atwood
		Mobile
For the Six Months Ended:	Automotive	Products	Other *	Total
July 1, 2007
Revenues	$956,156	$155,231	$(1,920)	$1,109,467
Operating income (loss)	(22,309)	1,695	(212,364)	(232,978)
Depreciation and amortization	34,028	2,829	3,473	40,330
Facility consolidation, goodwill and asset impairment, and other charges	31,572	1,474	174,038	207,084
EBITDA	43,291	5,998	(34,853)	14,436
July 2, 2006
Revenues	$920,326	$210,739	$(10)	$1,131,055
Operating income (loss)	28,817	15,500	(35,536)	8,781
Depreciation and amortization	33,389	2,983	4,332	40,704
Facility consolidation, goodwill and asset impairment and other charges	5,450	—	—	5,450
EBITDA	67,656	18,483	(31,204)	54,935

		Atwood
		Mobile
Goodwill and Total Assets	Automotive	Products	Other *	Total
July 1, 2007
Goodwill	$—	$73,992	$—	$73,992
Total assets	1,312,670	180,653	(229,450)	1,263,873
December 31, 2006
Goodwill (1)	$184,321	$73,992	$—	$258,313
Total assets (1)	1,707,555	176,734	(429,448)	1,454,841

*	Other includes all cash and cash equivalents, unallocated corporate expenses, discontinued operations, and eliminations.

(1)	This amount has been corrected for a presentation typographical error, which correction reduced Automotive goodwill and increased Atwood Mobile Products goodwill by $2,676 from amounts previously reported.

     The following tables present revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenues
North America	$274,407	$303,197	$541,218	$623,417
Europe	259,933	235,288	519,797	465,607
Other foreign countries	26,070	21,645	48,452	42,031

	$560,410	$560,130	$1,109,467	$1,131,055

Long-Lived Assets	July 1, 2007	December 31, 2006
North America	$168,714	$181,991
Europe	259,689	260,344
Other foreign countries	25,875	23,140

	$454,278	$465,475

     Revenues are attributed to geographic locations based on the location of product production and shipment.
     Customers that accounted for a significant portion of consolidated revenues for the following periods were:

	Six months ended
	July 1, 2007	July 2, 2006
Ford	14%	18%
Volkswagen	10%	9%
GM	5%	6%
Chrysler	4%	6%
BMW	5%	4%
Lear	0%	6%

9. Employee Benefit Plans
Defined Benefit Pension and Postretirement Benefit Plans
     We sponsor 12 defined benefit pension plans that cover certain current and former hourly and salaried employees in the U.S., Canada and certain European countries. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have eight postretirement medical benefit plans for certain employee groups and have recorded a liability for our estimated obligation under these plans. The tables below are based on measurement dates of September 30 for U.S. plans, and December 31 for non-U.S. plans.
     In 2007, we recognized curtailment expenses and special termination benefits totaling approximately $3.0 million, as a result of exit activities discussed in Note 4 to the condensed consolidated financial statements.
     The components of net periodic benefit costs are as follows (in thousands):

	Defined		Postretirement
	Benefit Plan		Benefit Plans
	Three Months Ended		Three Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Service cost	$271	$576	$57	$213
Interest cost	1,999	2,065	283	277
Expected return on plan assets	(1,821)	(1,653)	—	—
Amortization of prior service cost (credit)	35	274	(16)	(28)
Recognized actuarial loss	766	746	44	60

Net periodic benefit cost	$1,250	$2,008	$368	$522

	Defined		Postretirement
	Benefit Plan		Benefit Plans
	Six Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Service cost	$542	$1,138	$114	$418
Interest cost	3,998	4,102	566	548
Expected return on plan assets	(3,643)	(3,286)	—	—
Curtailment expense (gain)	3,293	—	(340)	—
Amortization of prior service cost (credit)	70	493	(33)	(55)
Recognized actuarial loss	1,532	1,485	88	118

Net periodic benefit cost	$5,792	$3,932	$395	$1,029

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
11. Consolidating Guarantor and Non-Guarantor Financial Information
     The following condensed consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business and gives effect to the restatement discussed in Note 14 to the condensed consolidated financial statements. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary and has fully and unconditionally guaranteed the Senior Unsecured Notes and Senior Subordinated Notes (collectively, the “Notes”) issued by Dura Operating Corp. (“DOC”), on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors. As a result of the chapter 11 filings, the liabilities under the Notes are subject to compromise (See Note 6 to the condensed consolidated financial statements for a further description of the Notes and refer to Note 13 for discussion of subsequent events, including Dura’s emergence from bankruptcy in June 2008).
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

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Balance Sheet as of July 1, 2007

		Dura		Non-
	Dura Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
	Assets
Current Assets:
Cash and cash equivalents	$—	$4,377	$21	$60,132	$—	$64,530
Accounts receivable, net of reserve for doubtful accounts	—	32,534	123,203	208,391	—	364,128
Inventories	—	10,076	64,188	78,145	—	152,409
Other current assets	—	13,245	10,185	79,935	—	103,365
Due from affiliates	—	61,132	—	—	(61,132)	—

Total current assets	—	121,364	197,597	426,603	(61,132)	684,432

Property, plant and equipment, net	—	34,928	114,602	304,748	—	454,278
Goodwill	—	52,065	21,927	—	—	73,992
Deferred income taxes	—	(316)	—	21,652	—	21,336
Notes receivable from affiliates	55,350	—	181,297	—	(236,647)	—
Investment in subsidiaries	—	666,982	10,238	138,835	(816,055)	—
Other assets, net	—	16,598	11,514	1,723	—	29,835

	$55,350	$891,621	$537,175	$893,561	$(1,113,834)	$1,263,873

	Liabilities and Stockholders’ Investment (Deficit)
Current Liabilities:
Debtors-in-possession financing	$—	$234,246	$—	$—	$—	$234,246
Current maturities of long-term debt	301	—	—	2,656	—	2,957
Accounts payable	—	40,788	12,812	129,800	—	183,400
Accrued liabilities	—	61,591	17,521	114,863	—	193,975
Due to affiliates	—	—	4,268	56,864	(61,132)	—

Total current liabilities	301	336,625	34,601	304,183	(61,132)	614,578

Long-term Liabilities:
Long-term debt, net of current maturities	—	—	—	1,408	—	1,408
Other noncurrent liabilities / Investment in subsidiaries obligation	785,050	34,288	3,619	75,389	(785,050)	113,296
Notes payable to affiliates	—	48,971	—	187,676	(236,647)	—

Total long-term liabilities	785,050	83,259	3,619	264,473	(1,021,697)	114,704

Liabilities subject to compromise	55,049	1,258,771	—	—	—	1,313,820

Total Liabilities	840,400	1,678,655	38,220	568,656	(1,082,829)	2,043,102

Commitments and Contingencies (Notes 4, 6, 9 and 10)
Minority interests	—	—	—	5,821	—	5,821
Stockholders’ investment (deficit)	(785,050)	(787,034)	498,955	319,084	(31,005)	(785,050)

	$55,350	$891,621	$537,175	$893,561	$(1,113,834)	$1,263,873

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Three Months Ended July 1, 2007

		Dura		Non-
	Dura Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
Revenues	$—	$57,114	$193,860	$311,535	$(2,099)	$560,410
Cost of sales	—	50,942	195,670	288,716	(2,099)	533,229

Gross profit (loss)	—	6,172	(1,810)	22,819	—	27,181
Selling, general and administrative expenses	—	2,090	13,375	19,658	—	35,123
Facility consolidation, goodwill and asset impairment, and other charges	—	176,021	4,180	18,168	—	198,369
Amortization expense	—	(55)	14	—	—	(41)

Operating loss	—	(171,884)	(19,379)	(15,007)	—	(206,270)
Interest expense, net	—	10,462	281	2,179	—	12,922

Loss before reorganization items, income taxes and minority interest	—	(182,346)	(19,660)	(17,186)	—	(219,192)
Reorganization items	—	13,127	—	—	—	13,127

Loss before income taxes and minority interest	—	(195,473)	(19,660)	(17,186)	—	(232,319)
Provision (benefit) for income taxes	—	6,979	(6,881)	928	—	1,026
Minority interest in non-wholly owned subsidiaries / Equity in losses of affiliates	233,489	31,037	—	681	(265,063)	144

Net loss	$(233,489)	$(233,489)	$(12,779)	$(18,795)	$265,063	$(233,489)

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Six Months Ended July 1, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
Revenues	$—	$107,302	$386,772	$618,754	$(3,361)	$1,109,467
Cost of sales	—	96,698	395,790	572,226	(3,361)	1,061,353

Gross profit (loss)	—	10,604	(9,018)	46,528	—	48,114
Selling, general and administrative expenses	—	4,470	28,769	40,637	—	73,876
Facility consolidation, goodwill and asset impairment, and other charges	—	173,957	5,407	27,720	—	207,084
Amortization expense	—	41	91	—	—	132

Operating loss	—	(167,864)	(43,285)	(21,829)	—	(232,978)
Interest expense, net	—	20,330	589	4,288	—	25,207

Loss before reorganization items, income taxes and minority interest	—	(188,194)	(43,874)	(26,117)	—	(258,185)
Reorganization items	—	28,486	—	—	—	28,486

Loss before income taxes and minority interest	—	(216,680)	(43,874)	(26,117)	—	(286,671)
Provision (benefit) for income taxes	—	18,064	(15,356)	11,805	—	14,513
Minority interest in non-wholly owned subsidiaries / Equity in (earnings) losses of affiliates	301,402	66,658	—	(1,314)	(366,528)	218

Net loss	$(301,402)	$(301,402)	$(28,518)	$(36,608)	$366,528	$(301,402)

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended July 1, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(301,402)	$(301,402)	$(28,518)	$(36,608)	$366,528	$(301,402)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	—	2,783	10,757	26,790	—	40,330
Asset impairment	—	(100)	4,255	1,361	—	5,516
Goodwill impairment	—	175,935	—	8,562	—	184,497
Facility consolidation charges	—	(1,877)	1,152	17,796	—	17,071
Amortization of deferred financing fees	—	4,019	—	—	—	4,019
Loss (gain) on sale of assets	—	—	(175)	39		(136)
Bad debt expense (credit)	—	192	(105)	257		344
Reorganization items	—	28,486	—	—	—	28,486
Payments on reorganization items	—	(24,058)	—	—	—	(24,058)
Deferred income tax expense	—	—	—	850	—	850
Equity in losses of affiliates, minority interest and other	301,402	62,660	2,169	(13,372)	(370,659)	(17,800)

Net cash provided by (used in) operating activities	—	(53,362)	(10,465)	5,675	(4,131)	(62,283)

INVESTING ACTIVITIES:
Capital expenditures	—	(2,221)	(4,776)	(25,558)	—	(32,555)
Proceeds from sale of assets and other	—		701	286	—	987

Net cash used in investing activities	—	(2,221)	(4,075)	(25,272)	—	(31,568)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	—	69,246	—	—	—	69,246
Repayments of long-term borrowings	—	(1,937)	—	(1,061)	—	(2,998)
Debt issue costs	—	(402)	—	—	—	(402)
Debt financing (to)/from affiliates	—	(19,362)	14,540	691	4,131	—

Net cash provided by (used in) financing activities	—	47,545	14,540	(370)	4,131	65,846

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	2,089	—	2,089

NET CASH FLOWS	—	(8,038)	—	(17,878)	—	(25,916)
CASH AND CASH EQUIVALENTS:
Beginning of period	—	12,415	21	78,010	—	90,446

End of period	$—	$4,377	$21	$60,132	$—	$64,530

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Balance Sheet as of December 31, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
	Assets
Current Assets:
Cash and cash equivalents	$—	$12,415	$21	$78,010	$—	$90,446
Accounts receivable, net of reserve for doubtful accounts	—	17,884	115,605	178,492	—	311,981
Inventories	—	9,576	63,093	76,698	—	149,367
Other current assets	—	28,649	17,179	84,426	—	130,254
Due from affiliates	—	40,511	—	—	(40,511)	—

Total current assets	—	109,035	195,898	417,626	(40,511)	682,048
Property, plant and equipment, net	—	35,138	124,719	305,618	—	465,475
Goodwill	—	228,000	21,927	8,386	—	258,313
Notes receivable from affiliates	57,091	—	196,085	—	(253,176)	—
Investment in subsidiaries	—	718,414	10,239	137,303	(865,956)	—
Other assets, net	—	13,292	12,355	23,358	—	49,005

	$57,091	$1,103,879	$561,223	$892,291	$(1,159,643)	$1,454,841

	Liabilities and Stockholders’ Investment (Deficit)
Current Liabilities:
Debtors-in-possession financing	$—	$165,000	$—	$—	$—	$165,000

Current maturities of long-term debt	2,042	224	—	2,413	—	4,679
Accounts payable	—	21,182	11,627	132,022	—	164,831
Accrued liabilities	—	42,557	21,271	101,001	—	164,829
Due to affiliates	—	—	1,317	39,194	(40,511)	—

Total current liabilities	2,042	228,963	34,215	274,630	(40,511)	499,339

Long-term Liabilities:
Long-term debt, net of current maturities	—	—	—	2,596	—	2,596
Other noncurrent liabilities / Investment in subsidiaries obligation	503,327	49,464	699	65,528	(503,327)	115,691
Notes payable to affiliates	—	50,782	—	202,394	(253,176)	—

Total long-term liabilities	503,327	100,246	699	270,518	(756,503)	118,287

Liabilities subject to compromise	55,049	1,280,034	—	—	—	1,335,083

Total Liabilities	560,418	1,609,243	34,914	545,148	(797,014)	1,952,709

Commitments and Contingencies (Notes 4, 6, 9 and 10) Minority interests	—	—	—	5,459	—	5,459

Stockholders’ investment (deficit)	(503,327)	(505,364)	526,309	341,684	(362,629)	(503,327)

	$57,091	$1,103,879	$561,223	$892,291	$(1,159,643)	$1,454,841

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Three Months Ended July 2, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	* As restated	* As restated	* As restated	* As restated
	(Amounts in thousands)
Revenues	$—	$41,748	$212,628	$309,235	$(3,481)	$560,130
Cost of sales	—	40,771	204,836	281,084	(3,481)	523,210

Gross profit	—	977	7,792	28,151	—	36,920
Selling, general and administrative expenses	—	1,630	18,041	17,987	—	37,658
Facility consolidation, goodwill and asset impairment, and other charges	—	—	292	2,586	—	2,878
Amortization expense	—	56	46	4	—	106

Operating income (loss)	—	(709)	(10,587)	7,574	—	(3,722)
Interest expense, net	1,070	25,305	346	2,135	—	28,856

Income (loss) from continuing operations before income taxes and minority interest	(1,070)	(26,014)	(10,933)	5,439	—	(32,578)
Provision (benefit) for income taxes	(375)	116,595	(19,139)	2,057	—	99,138
Minority interest in non-wholly owned subsidiaries / Equity in (earnings) losses of affiliates	130,573	(12,512)	—	515	(118,420)	156

Income (loss) from continuing operations	(131,268)	(130,097)	8,206	2,867	118,420	(131,872)
Income (loss) from discontinued operations, net of tax	—	(476)	—	1,080	—	604

Net income (loss)	$(131,268)	$(130,573)	$8,206	$3,947	$118,420	$(131,268)

*	See Note 14 to the condensed consolidated financial statements

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Six Months Ended July 2, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	* As restated	* As restated	* As restated	* As restated
	(Amounts in thousands)
Revenues	$—	$83,105	$445,739	$610,476	$(8,265)	$1,131,055
Cost of sales	—	78,567	424,063	547,839	(8,265)	1,042,204

Gross profit	—	4,538	21,676	62,637	—	88,851
Selling, general, and administrative expenses	—	2,903	36,152	35,355	—	74,410
Facility consolidation, goodwill and asset impairment, and other charges	—	—	2,363	3,087	—	5,450
Amortization expense	—	111	91	8	—	210

Operating income (loss)	—	1,524	(16,930)	24,187	—	8,781
Interest expense, net	2,140	47,797	734	4,373	—	55,044

Income (loss) from continuing operations before income taxes and minority interest	(2,140)	(46,273)	(17,664)	19,814	—	(46,263)
Provision (benefit) for income taxes	(749)	125,733	(38,350)	7,964	—	94,598
Minority interest in non-wholly owned subsidiaries / Equity in (earnings) losses of affiliates	136,897	(36,292)	—	(903)	(99,492)	210

Income (loss) from continuing operations	(138,288)	(135,714)	20,686	12,753	99,492	(141,071)
Income (loss) from discontinued operations, net of tax	—	(1,183)	—	2,946	—	1,763

Income (loss) before change in accounting principle	(138,288)	(136,897)	20,686	15,699	99,492	(139,308)
Cumulative effect of change in accounting principle, net of tax	—	—	—	1,020	—	1,020

Net income (loss)	$(138,288)	$(136,897)	$20,686	$16,719	$99,492	$(138,288)

*	See Note 14 to the condensed consolidated financial statements.

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended July 2, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	* As restated	* As restated	* As restated	* As restated
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(138,288)	$(136,897)	$20,686	$16,719	$99,492	$(138,288)
Less: Income (loss) from discontinued operations	—	(1,183)	—	2,946	—	1,763
Less: Cumulative effect of change in accounting principle, net of tax	—	—	—	1,020	—	1,020

Income (loss) from continuing operations	(138,288)	(135,714)	20,686	12,753	99,492	(141,071)
Adjustments required to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	3,246	11,582	25,876	—	40,704
Asset impairment	—	—	1,630	—	—	1,630
Amortization of deferred financing fees	—	2,007	—	—	—	2,007
Deferred income tax expense	—	90,774	—	810	—	91,584
Equity in losses of affiliates, minority interest and other	138,288	(8,798)	(33,398)	512	(143,296)	(46,692)

Net cash provided by (used in) continuing operating activities	—	(48,485)	500	39,951	(43,804)	(51,838)

INVESTING ACTIVITIES:
Capital expenditures	—	(7,648)	(15,164)	(20,340)	—	(43,152)
Proceeds from sale of assets and other	—	(49,580)	17,226	(6,849)	41,354	2,151

Net cash provided by (used in) continuing investing activities	—	(57,228)	2,062	(27,189)	41,354	(41,001)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	—	32,500	—	—	—	32,500
Long-term borrowings	—	75,000	—	1,246	—	76,246
Repayments of long-term borrowings	—	(1,636)	—	(663)	—	(2,299)
Proceeds from sale of equity securities	—	189	—	—	—	189
Debt issue costs	—	(1,964)	—	—	—	(1,964)
Minority interest distributions	—	—	(2,450)	—	2,450	—

Net cash provided by (used in) continuing financing activities	—	104,089	(2,450)	583	2,450	104,672

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	7,968	—	7,968

NET CASH FLOWS FROM CONTINUING OPERATIONS	—	(1,624)	112	21,313	—	19,801
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities	—	—	—	2,138	—	2,138
Investing activities, including proceeds from sale of business	—	—	—	(786)	—	(786)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	—	—	—	1,352	—	1,352
CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,911	(40)	98,018	—	101,889

End of period	$—	$2,287	$72	$120,683	$—	$123,042

*	See Note 14 to the condensed consolidated financial statements.

12. Debtors Financial Statements
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

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION BALANCE SHEETS
As of July 1, 2007, and December 31, 2006
(In thousands of dollars)

	July 1, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$4,999	$13,787
Accounts receivable, net
Third parties	163,284	157,825
Non-Debtors subsidiaries	32,582	17,479
Inventories	79,109	78,574
Other current assets	34,666	57,956

Total current assets	314,640	325,621

Property, plant and equipment, net	162,767	175,730
Goodwill	73,992	249,927
Other assets, net	27,831	25,715
Notes receivable from non-Debtor subsidiaries	183,103	181,657
Investments in non-Debtor subsidiaries	209,286	225,374

	$971,619	$1,184,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities Not Subject to Compromise:
Debtors-in-possession financing	$234,246	$165,000
Current maturities of long-term debt	301	2,266
Accounts payable	54,184	34,879
Accounts payable to non-Debtor subsidiaries	1,212	1,073
Accrued liabilities	93,267	76,938

Total current liabilities not subject to compromise	383,210	280,156

Long-term Liabilities:
Notes payable to non-Debtor subsidiaries	8,748	8,539
Other noncurrent liabilities	50,891	63,573
Liabilities subject to compromise	1,313,820	1,335,083

Total Liabilities	1,756,669	1,687,351

Stockholders’ Deficit	(785,050)	(503,327)

	$971,619	$1,184,024

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENTS OF OPERATIONS
(In thousands of dollars)

	Three Months	Six Months
	Ended July 1,	Ended July 1,
	2007	2007
Revenues	$263,783	$523,433
Cost of sales	260,216	523,174

Gross profit	3,567	259
Selling, general and administrative expenses	15,788	34,557
Facility consolidation, goodwill and asset impairment, and other charges	180,749	186,842
Amortization expense	(41)	131

Operating loss	(192,929)	(221,271)
Interest expense, net	11,694	22,806

Loss before reorganization items, income taxes and equity investment	(204,623)	(244,077)
Reorganization items	13,127	28,486

Loss before income taxes and equity investment	(217,750)	(272,563)
Provision for income taxes	317	4,313
Equity loss from non-Debtor subsidiaries, net of tax	15,422	24,526

Net loss	$(233,489)	$(301,402)

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
Six Months Ended July 1, 2007
(In thousands of dollars)

OPERATING ACTIVITIES:
Net loss	$(301,402)
Adjustments required to reconcile loss to net cash used in operating activities:
Depreciation and amortization	15,001
Asset impairment	4,235
Goodwill impairment	175,935
Facility consolidation charges	6,672
Amortization of deferred financing fees	4,019
Loss on sale of assets	6
Bad debt expense	86
Reorganization items	28,486
Payments on reorganization items	(24,058)
Deferred income tax expense	(14)
Equity loss from non-Debtor subsidiaries, net of tax	24,526
Change in other operating items:
Accounts receivable	(5,369)
Inventories	(1,727)
Other current assets	23,860
Accounts payable and accrued liabilities	2,756
Other assets, liabilities, and noncash items	(8,421)
Current intercompany transactions	(13,990)

Net cash used in operating activities	(69,399)

INVESTING ACTIVITIES:
Capital expenditures	(7,330)
Proceeds from sale of assets	706

Net cash used in investing activities	(6,624)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	69,246
Repayments of other long-term borrowings	(1,937)
Debt issue costs	(402)

Net cash provided by financing activities	66,907

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	328

NET CASH FLOWS	(8,788)
CASH AND CASH EQUIVALENTS:
Beginning of period	13,787

Ending of period	$4,999

13. Subsequent Events
Emergence From Chapter 11
     On June 27, 2008, the Company satisfied, or otherwise obtained a waiver of, each of the conditions precedent to the effective date specified in Article VIII of the Debtors’ Revised Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (With Further Technical Amendments) (the “Confirmed Plan”), dated May 12, 2008, as confirmed by an order (the “Confirmation Order”) of the United States Bankruptcy Court entered on May 13, 2008. As contemplated by the Confirmed Plan, prior to and on the Effective Date, DOC took part in a corporate reorganization resulting, among other things, in the formation of New Dura, cancellation of Old Dura shares, and issuance of New Dura shares. Further, the following exit financing transactions incurred (For detailed information, refer to Note 6 to the condensed consolidated financial statements):
•	The obligations of the Debtors under the DIP Revolver and the New Term Loan DIP Agreement, except those surviving obligations set forth in Article IX.D.4 of the Confirmed Plan (collectively, the “Allowed DIP Facility Claims”) were repaid in full and terminated. The creditors holding Allowed DIP Facility Claims were paid in full in cash on the Effective Date.
•	Outstanding debt securities of certain of the Debtors were cancelled, and the indentures governing such debt securities were terminated. The holders of these notes received approximately 95% of the common stock of New Dura.
•	The creditors holding Allowed Second Lien Facility Claims (as defined in the Confirmed Plan) relating to the Second Lien Facility, were paid in full in shares of New Series A Preferred Stock on the Effective Date.
•	The Company entered into various exit financing facilities, detailed in Note 6 to the condensed consolidated financial statements.
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
     The following tables reflect the effects of the restatement on the condensed consolidating statements of operations for the three month and six month periods ended July 2, 2006, and the condensed consolidating statement of cash flows for the six month period ended July 2, 2006, contained in Note 11 to the condensed consolidated financial statements:

	Previously Reported						Restated
Condensed Consolidating	DURA	Dura		Non-			Dura	Dura		Non-
Statement of Operations	Automotive	Operating	Guarantor	Guarantor			Automotive	Operating	Guarantor	Guarantor
(Amounts in thousands)	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated

For the Three Months Ended July 2, 2006

Revenues	$—	$65,572	$188,805	$322,430	$(3,481)	$573,326	$—	$41,748	$212,628	$309,235	$(3,481)	$560,130
Cost of sales	—	71,112	174,496	292,929	(3,481)	535,056	—	40,771	204,836	281,084	(3,481)	523,210

Gross profit (loss)	—	(5,540)	14,309	29,501	—	38,270	—	977	7,792	28,151	—	36,920
Selling, general and administrative expenses	—	15,021	6,900	15,929	—	37,850	—	1,630	18,041	17,987	—	37,658
Facility consolidation, goodwill & asset impairment and other charges	—	(10)	303	2,585	—	2,878	—	—	292	2,586	—	2,878
Amortization expense	—	56	45	4	—	105	—	56	46	4	—	106

Operating income (loss)	—	(20,607)	7,061	10,983	—	(2,563)	—	(709)	(10,587)	7,574	—	(3,722)
Interest expense, net	—	26,377	345	2,109	—	28,831	1,070	25,305	346	2,135	—	28,856

Income (loss) from continuing operations before income taxes and minority interest	—	(46,984)	6,716	8,874	—	(31,394)	(1,070)	(26,014)	(10,933)	5,439	—	(32,578)
Provision (benefit) for income taxes	—	107,274	(4,310)	(3,350)	—	99,614	(375)	116,595	(19,139)	2,057	—	99,138

Minority interest in non-wholly owned subsidiaries / Equity in (earnings) losses of affiliates	—	(21,834)	—	(542)	22,531	155	130,573	(12,512)	—	515	(118,420)	156
Dividends from affiliates	—	(1,155)	—	—	1,155	—	—	—	—	—	—	—

Income (loss) from continuing operations	—	(131,269)	11,026	12,766	(23,686)	(131,163)	(131,268)	(130,097)	8,206	2,867	118,420	(131,872)
Income (loss) from discontinuing operations, net of tax	—	—	—	(105)	—	(105)	—	(476)	—	1,080	—	604

Net income (loss)	$—	$(131,269)	$11,026	$12,661	$(23,686)	$(131,268)	$(131,268)	$(130,573)	$8,206	$3,947	$118,420	$(131,268)

	Previously Reported						Restated
Condensed Consolidating	DURA	Dura		Non-			Dura	Dura		Non-
Statement of Operations	Automotive	Operating	Guarantor	Guarantor			Automotive	Operating	Guarantor	Guarantor
(Amounts in thousands)	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated

For the Six Months Ended July 2, 2006
Revenues	$—	$132,082	$396,762	$637,125	$(8,265)	$1,157,704	$—	$83,105	$445,739	$610,476	$(8,265)	$1,131,055
Cost of sales	—	141,016	361,614	571,107	(8,265)	1,065,472	—	78,567	424,063	547,839	(8,265)	1,042,204

Gross profit (loss)	—	(8,934)	35,148	66,018	—	92,232	—	4,538	21,676	62,637	—	88,851
Selling, general and administrative expenses	—	29,265	14,290	31,224	—	74,779	—	2,903	36,152	35,355	—	74,410
Facility consolidation, asset impairment and other charges	—	—	2,363	3,087	—	5,450	—	—	2,363	3,087	—	5,450
Amortization expense	—	111	91	8	—	210	—	111	91	8	—	210

Operating income (loss)	—	(38,310)	18,404	31,699	—	11,793	—	1,524	(16,930)	24,187	—	8,781
Interest expense, net	—	49,937	734	4,334	—	55,005	2,140	47,797	734	4,373	—	55,044

Income (loss) from continuing operations before income taxes and minority interest	—	(88,247)	17,670	27,365	—	(43,212)	(2,140)	(46,273)	(17,664)	19,814	—	(46,263)
Provision (benefit) for income taxes	—	92,301	—	3,480	—	95,781	(749)	125,733	(38,350)	7,964	—	94,598

Minority interest in non wholly owned subsidiaries / Equity in (earnings) losses of affiliates	—	(39,810)	—	(1,334)	41,354	210	136,897	(36,292)	—	(903)	(99,492)	210
Dividends from affiliates	—	(2,450)	—	—	2,450	—	—	—	—	—	—	—

Income (loss) from continuing operations	—	(138,288)	17,670	25,219	(43,804)	(139,203)	(138,288)	(135,714)	20,686	12,753	99,492	(141,071)
Income (loss) from discontinuing operations, net of tax	—	—	—	(105)	—	(105)	—	(1,183)	—	2,946	—	1,763

Income (loss) before change in accounting principle	—	(138,288)	17,670	25,114	(43,804)	(139,308)	(138,288)	(136,897)	20,686	15,699	99,492	(139,308)
Cumulative effect of change in accounting principle	—	—	—	1,020	—	1,020	—	—	—	1,020	—	1,020

Net income (loss)	$—	$(138,288)	$17,670	$26,134	$(43,804)	$(138,288)	$(138,288)	$(136,897)	$20,686	$16,719	$99,492	$(138,288)

	Previously Reported						Restated
Condensed Consolidating	Dura	Dura		Non-			Dura	Dura		Non-
Statement of Cash Flows	Automotive	Operating	Guarantor	Guarantor			Automotive	Operating	Guarantor	Guarantor
(Amounts in thousands)	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated

For the Six Months Ended July 2, 2006
OPERATING ACTIVITIES:
Net income (loss)	$—	$(138,288)	$17,671	$26,133	$(43,804)	$(138,288)	$(138,288)	$(136,897)	$20,686	$16,719	$99,492	$(138,288)

Less: Income from discontinued operations	—	—	—	(105)	—	(105)	—	(1,183)	—	2,946	—	1,763
Less: Cumulative effect of change in accounting principle	—	—	—	1,020	—	1,020	—	—	—	1,020	—	1,020

Loss from continuing operations	—	(138,288)	17,671	25,218	(43,804)	(139,203)	(138,288)	(135,714)	20,686	12,753	99,492	(141,071)

Adjustments required to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	5,299	9,529	26,652	—	41,480	—	3,246	11,582	25,876	—	40,704
Asset impairment	—	—	1,630	—	—	1,630	—	—	1,630	—	—	1,630
Amortization of deferred financing fees	—	2,007	—	—	—	2,007	—	2,007	—	—	—	2,007
Deferred income tax expense	—	90,774	—	810	—	91,584	—	90,774	—	810	—	91,584
Equity in losses of affiliates, minority interest and other	—	(7,553)	(29,054)	(10,974)	—	(47,581)	138,288	(8,798)	(33,398)	512	(143,296)	(46,692)

Net cash provided by (used in) continuing operating activities	—	(47,761)	(224)	41,706	(43,804)	(50,083)	—	(48,485)	500	39,951	(43,804)	(51,838)

INVESTING ACTIVITIES:						—	—				—	—
Capital expenditures	—	(8,373)	(14,439)	(21,126)	—	(43,938)	—	(7,648)	(15,164)	(20,340)	—	(43,152)
Proceeds from sale of assets and other	—	(49,579)	17,225	(6,849)	41,354	2,151	—	(49,580)	17,226	(6,849)	41,354	2,151

Net cash provided by (used in) continuing investing activities	—	(57,952)	2,786	(27,975)	41,354	(41,787)	—	(57,228)	2,062	(27,189)	41,354	(41,001)

FINANCING ACTIVITIES:						—	—				—	—

Net borrowings under revolving credit facilities	—	32,500	—	—	—	32,500	—	32,500	—	—	—	32,500
Long-term borrowings	—	75,000	—	1,246	—	76,246	—	75,000	—	1,246	—	76,246
Repayments of long-term borrowings	—	(1,635)	—	(664)	—	(2,299)	—	(1,636)	—	(663)	—	(2,299)
Proceeds from sale of equity securities	—	189	—	—	—	189	—	189	—	—	—	189
Minority interest distributions	—	—	(2,450)	—	2,450	—	—	(1,964)	—	—	—	(1,964)
Debt issue costs	—	(1,964)	—	—	—	(1,964)	—	—	(2,450)	—	2,450	—

Net cash provided by (used in) continuing financing activities	—	104,090	(2,450)	582	2,450	104,672	—	104,089	(2,450)	583	2,450	104,672

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND	—	—	—	8,456	—	8,456	—	—	—	7,968	—	7,968

CASH EQUIVALENTS

NET CASH FLOWS FROM CONTINUING OPERATIONS	—	(1,623)	112	22,769	—	21,258	—	(1,624)	112	21,313	—	19,801
CASH FLOWS FROM DISCONTINUED OPERATIONS
Operating activities	—	—	—	(105)	—	(105)	—	—	—	2,138	—	2,138
Investing activities, including proceeds from sale of business	—	—	—	—	—	—	—	—	—	(786)	—	(786)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	—	—	—	(105)	—	(105)	—	—	—	1,352	—	1,352
CASH AND CASH EQUIVALENTS:												—
Beginning of period	—	3,911	(40)	98,018	—	101,889	—	3,911	(40)	98,018	—	101,889

End of period	$—	$2,288	$72	$120,682	$—	$123,042	$—	$2,287	$72	$120,683	$—	$123,042

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

     In our efforts to address the variety of negative factors impacting our operations, we continued to implement our operational restructuring plans. Although we believe we have made progress in implementing our plan, our operating results for the six months ended July 1, 2007 do not reflect the benefits of these plans. We expect to see the impact of these changes in our near-term operating results.
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
     In response to these trends, over the past several years we pursued an investment strategy that has provided a wider variety of product, manufacturing and technical capabilities. We have broadened our geographic coverage and strengthened our ability to design and manufacture products on a global basis. As a full-service supplier with strong OEM relationships, we expect to continue to benefit from the supply base consolidation trends. We continue to focus on the diversification of our customer and product base. In the first six months of 2007, approximately 44% of revenues were generated from sales to the top automotive OEMs in the world, including Ford, General Motors (“GM”), Chrysler, Volkswagen, Renault-Nissan, PSA Group (“PSA”), Honda and BMW. Approximately 47% of our 2007 automotive revenues were generated in Europe with the remainder primarily from the U.S. The trend toward module sourcing has enabled us to expand our customer base to include large Tier 1 automotive suppliers. The RVSV business provided approximately 28% of our revenues during the first six months of 2007. Major customers include Fleetwood, Winnebago, Coachmen, Jayco and numerous aftermarket distribution channels.
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
     New Dura is the successor registrant to Old Dura pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).
The Debtors’ Operational Restructuring Initiatives
     The Company undertook substantial restructuring initiatives to achieve long-term profitability in North America and Europe since February 2006. The Debtors’ operational restructuring has focused on three areas and has been successful to date. These three areas are (1) manufacturing footprint consolidation; (2) selling non-core assets; and (3) customer accommodations.
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
     To further enhance profitability of the Company’s European and other non-debtor foreign subsidiaries, whose operations are located principally in Europe, the Company had moved production of control system products for the following facilities:
•	Pamplona, Spain. The Company closed this facility in the second quarter of 2008 and relocated production to Carregado, Portugal and to its LCC facilities in Eastern Europe.

•	Llanelli, United Kingdom. The Company transferred the entire production capacity of this facility to plants in Daun, Germany; Koprivinice, Czech Republic and Timisora, Romania.

•	Barcelona, Spain. The Company transferred the entire production capacity of this facility to Daun, Germany and LCC Facilities located in Koprivinice, Czech Republic and Timisora, Romania, which will further decrease direct labor costs and increase plant utilization.
Non-Core Asset Sales
     Early in their Chapter 11 Cases, the Debtors identified several business operations as being non-core to their long-term strategy, including their recreational vehicle business, Atwood Mobile Products.
     (a) The Atwood Sale
     On August 15, 2007, the Bankruptcy Court approved the sale of the Atwood Mobile Products business segment to Atwood Acquisition Co. LLC (the “Buyer”) for an aggregate cash consideration of $160.2 million. Certain liabilities related to environmental and pension and postretirement benefit plans have not been assumed by the buyer, but were retained by the Company. On August 27, 2007, the Atwood sale closed, and the proceeds of the sale were used to pay down a portion of the funds owed under the DIP Term Loan and the DIP Revolver. As per the settlement agreement and mutual release between the Debtors and the Buyer dated March 28, 2008, the purchase price had been subsequently reduced by $7.5 million based on changes in working capital as defined in the asset purchase agreement. The $7.5 million of purchase price adjustments consisted primarily of disputes related to differences in policies for accounting for warranties, vacation, and other accruals, and certain inventory adjustments.
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
     In conducting negotiations with customers, the Debtors utilized a self-help approach intended to increase the profitability of selected products while simultaneously protecting the Debtors’ long-term customer relationships and future business awards. In doing so, the Debtors based their requested customer price increases on their predicted cost structure after they have completed their operational restructuring. The Debtors have completed these commercial negotiations with their customers and successfully obtained critical pricing concessions from each such customer while fortifying these vital long-term relationships.
     In certain cases, and where necessary, the Debtors obtained Bankruptcy Court approval of these accommodation agreements by separate motion.
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
Changes in the Board of Directors
     On May 6, 2008, Mr. Yousif B. Ghafari resigned from his position as a member of the Board of Directors.
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
Significant Accounting Policies and Critical Accounting Estimates
     Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a discussion of our significant accounting policies and critical accounting estimates, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Critical Accounting Policies, and Note 2 to the condensed consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

	Three Months Ended July 1, and July 2
(In thousands of dollars)	2007	% of Sales	2006	% of Sales	Variance	% Change

Revenue	$560,410	100%	$560,130	100%	$280	0.0%
Cost of sales	533,229	95%	523,210	93%	10,019	1.9%

Gross profit	27,181	5%	36,920	7%	(9,739)	-26.4%
Selling, general and administrative expenses	35,123	6%	37,658	7%	(2,535)	-6.7%
Facility consolidation, goodwill and asset impairment, and other charges	198,369	35%	2,878	1%	195,491	6792.6%
Amortization expense	(41)	0%	106	0%	(147)	-138.7%

Operating Loss	(206,270)	-37%	(3,722)	-1%	(202,548)	5441.9%

Interest expense, net	12,922	2%	28,856	5%	(15,934)	-55.2%

Loss from continuing operations before reorganization items, income taxes and minority interest	(219,192)	-39%	(32,578)	-6%	(186,614)	572.8%
Reorganization items	13,127	2%	—	0%	13,127	0.0%
Provision for income taxes	1,026	0%	99,138	18%	(98,112)	-99.0%

Minority interest	144	0%	156	0%	(12)	-7.7%

Loss from continuing operations	(233,489)	-42.0%	(131,872)	-24%	(101,617)	77.1%
Income from discontinued operations, net of tax	—	0%	604	0%	(604)	- 100.0%

Net loss	$(233,489)	-42%	$(131,268)	-23%	$(102,221)	77.9%

	Six Months Ended July 1, and July 2
(In thousands of dollars)	2007	% of Sales	2006	% of Sales	Variance	% Change

Revenue	$1,109,467	100%	$1,131,055	100%	$(21,588)	-1.9%
Cost of sales	1,061,353	96%	1,042,204	92%	19,149	1.8%

Gross profit	48,114	4%	88,851	8%	(40,737)	-45.8%
Selling, general and administrative expenses	73,876	7%	74,410	7%	(534)	-0.7%
Facility consolidation, goodwill and asset impairment, and other charges	207,084	19%	5,450	0%	201,634	3699.7%
Amortization expense	132	0%	210	0%	(78)	-37.1%

Operating income (loss)	(232,978)	-21%	8,781	1%	(241,759)	-2753.2%
Interest expense, net	25,207	2%	55,044	5%	(29,837)	-54.2%

Loss from continuing operations before reorganization items, income taxes and minority interest	(258,185)	-23%	(46,263)	-4%	(211,922)	458.1%
Reorganization items	28,486	3%	—	0%	28,486	0.0%
Provision for income taxes	14,513	1%	94,598	8%	(80,085)	-84.7%
Minority interest	218	0%	210	0%	8	3.8%

Loss from continuing operations	(301,402)	-27%	(141,071)	-12%	(160,331)	113.7%
Income from discontinued operations, net of tax	—	0%	1,763	0%	(1,763)	-100.0%
Cumulative affect of change in accounting principle (net of tax)	—	0%	1,020	0%	(1,020)	-100.0%

Net loss	$(301,402)	-27%	$(138,288)	-12%	$(163,114)	118.0%

Segment sales and EBITDA analysis:

	Three Months Ended July 1, and July 2
	Net Sales			EBITDA
(In thousands of dollars)	2007	2006	Variance	2007	2006	Variance
Automotive	$485,321	$461,519	$23,802	$23,997	$29,798	$(5,801)
Atwood Mobile Products	76,004	98,618	(22,614)	2,086	7,582	(5,496)
Other*	(915)	(7)	(908)	(13,457)	(17,543)	4,086

Total	$560,410	$560,130	$280	$12,626	$19,837	$(7,211)

	Six Months Ended July 1, and July 2
	Net Sales			EBITDA
(In thousands of dollars)	2007	2006	Variance	2007	2006	Variance
Automotive	$956,156	$920,326	$35,830	$43,291	$67,656	$(24,365)
Atwood Mobile Products	155,231	210,739	(55,508)	5,998	18,483	(12,485)
Other*	(1,920)	(10)	(1,910)	(34,853)	(31,204)	(3,649)

Total	$1,109,467	$1,131,055	$(21,588)	$14,436	$54,935	$(40,499)

*	Other includes all unallocated corporate expenses, discontinued operations, and eliminations.
Geographical Results of Operations

	Three Months Ended July 1, and July 2,
	Revenue			Operating Income (Loss)
(In thousands of dollars)	2007	2006	Variance	2007	2006	Variance
North America	$274,407	$303,197	$(28,790)	$(192,726)	$(13,934)	($178,792)
Europe	259,933	235,288	24,645	(14,718)	9,225	(23,943)
Other foreign countries	26,070	21,645	4,425	1,174	987	187

Total	$560,410	$560,130	$280	$(206,270)	$(3,722)	$(202,548)

	Six Months Ended July 1, and July 2,
	Revenue			Operating Income (Loss)
(In thousands of dollars)	2007	2006	Variance	2007	2006	Variance
North America	$541,218	$623,417	$(82,199)	$(221,228)	$(15,892)	$(205,336)
Europe	519,797	465,607	54,190	(13,399)	22,907	(36,306)
Other foreign countries	48,452	42,031	6,421	1,649	1,766	(117)

Total	$1,109,467	$1,131,055	$(21,588)	$(232,978)	$8,781	$(241,759)

Results of Operations — Three Months Ended July 1, 2007 vs. Three Months Ended July 2, 2006
     The Company’s results for the second quarter ended July 1, 2007 are relatively consistent as compared to the second quarter of 2006. Some of the highlights compared to the second quarter of 2006 were:
•	Net revenue increased slightly by approximately $0.3 million
•	Gross profit as a percent of net revenue decreased from 7 percent to 5 percent
•	SG&A expense as a percent of net revenue decreased from 7 to 6 percent
•	Net loss as a percent of net revenue increased from 23 percent to 42 percent
     For the three months ended July 1, 2007, we reported net revenue of $560.4 million and a net loss of $233.5 million. The net loss for the three months ended July 1, 2007 includes facilities consolidation, goodwill and asset impairment costs of $198.4 million, reorganization charges of $13.1 million, interest expense, net of $12.9 million, and income taxes of $1 million. For the second quarter of 2007 gross profit margin was lower than the same period of 2006 due to unrecovered material costs increases, excess capacity and lower absorption of fixed costs resulting from decreased production volume. The ongoing restructuring and manufacturing operations relocation negatively affected productivity
     Revenue. For the three months ended July 1, 2007, net revenues slightly increased to $560.4 million from $560.1 million for the same period in 2006. Net revenue was favorably impacted by foreign currency fluctuations of $19.9 million, primarily in Europe, for the second quarter of 2007 due to the strengthening of the euro as compared to the U.S. dollar. Average selling price increased slightly as compared to last year due to the continuing focus on more profitable product offerings, partially offset by decreases in sales volume, primarily in North America.
     Management continued to focus on moving manufacturing operations to lower cost locations, which helped to maintain the gross profit margin at 5 percent. Ramp-ups of new products and production moves continue to negatively impact the operating results at our Lawrenceburg, Fremont, Stockton, Gordonsville, Timisoara and Matamoros facilities. We are focusing on improving the results in these operations and expect to report better results in the near term as we progress toward normalization of new production process.
     Excess capacity continues to be a focus area for us. We continue to advance on our restructuring plans, and have announced the closure and sale of additional plants and the divestiture of our Atwood Mobile Products segment in 2007.
     Our Atwood Mobile Product Segment revenue declined in 2007 primarily as a result of the completion of appliance orders for the Federal Emergency Management Agency (FEMA). The majority of the FEMA order was delivered in 2005 and thru the first quarter of 2006. The FEMA orders related to trailers built to house victims of the 2005 hurricanes.
     We believe that forecasting OEM requirements for our products is predicated primarily on the future direction of gasoline prices and the condition of financial markets and resulting interest rates. Further, future production expansion or contraction by the domestic automotive industry will significantly influence our operations as over 22% of our revenue is derived from product sales associated with the Big 3 domestic OEM automakers platforms throughout the world.
     Cost of Sales. Cost of sales increased 2% to $533.2 million from $523.2 million for the same period in 2006. The raw material cost environment in the second quarter was largely the same as in the first quarter of 2007. Oil and natural gas prices remained at near historically high levels resulting in continuing upward pressure on the company’s raw material costs. Although the overall raw material costs were relatively flat with the first quarter, the costs remained significantly higher for the second quarter as compared to last year. We continue to experience unrecovered raw materials costs. Aluminum costs have substantially increased and are impacting our Atwood Mobile products segment. We had notified our Atwood customers of price increases and started billing them during the month of July 2007. Similar to our Atwood segment, we are getting certain price increases in our Automotive segment from GM and JCI, effective July 1, 2007.
     New product start-ups and production transfers between facilities continue to negatively impact the operating results at our several production facilities. Management is focused on efficiency gains associated with new product start-ups and moving manufacturing operations in order to consolidate production facilities, eliminate excess capacity and moving such capacity to lower labor cost locations.
     Selling, General, and Administrative (SG&A). SG&A expense decreased approximately 7% to 35.1 million in the second quarter of 2007 as compared to 37.7 million for the same period of last year. The decrease was realized primarily through lower employee-related expenses due to reduced headcount. 2007 SG&A expense was consistent with the DIP budget. We continue to focus on these costs to ensure they are aligned with the business.
     Facility Consolidation, goodwill and asset impairments. Facility consolidation charges represent facility closure and exit costs associated with our ongoing restructuring plans. Charges include severances, goodwill and asset impairment, and costs related to moving people and businesses. As a result of our restructuring plans and announcements, we recognized charges of $198.4 million for the three months ended July, 2007 as compared to $2.9 million for the same period in 2006. In 2007, we recorded a goodwill impairment charges of $184 million related to our Body and Glass reporting unit.
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
     In May 2007, Lage agreed to a Social Plan in which they would reduce their workforce by 60 employees, in order to continue operations in a profitable manner. The plant has a remaining severance accrual of $0.8 million at July 1, 2007.
     In June 2007, we notified our employees at our Barcelona, Spain and Jacksonville, Florida operations that we intend to close these facilities. Productions were transferred to other Dura facilities. Barcelona facility was closed in January 2008. Jacksonville facility was closed in July 2008.
     Interest Expense. Interest expense decreased 55% to $12.9 million in the second quarter of 2007 as compared to $28.9 million last year. The decrease was attributed to the fact that we did not recognize contractual interest expense on liabilities subject to comprise after our filing for Bankruptcy on October 30, 2006, pursuant to Court orders and accounting guidance of SOP 90-7. We continued to record and pay interest on the Second Lien Term Loan in accordance with the Final DIP Order and we continued to record interest expense on our DIP credit facilities.
     Reorganization items. Reorganization items of $13.1 million for the second quarter ended July 1, 2007 represent primarily professional fees directly related to the reorganization, which include fees for advisors to the Debtors, unsecured creditors and secured creditors.
     Income Taxes. During the second quarter ended July 2, 2006, we provided a full valuation allowance against all applicable U.S. deferred tax assets. In 2007, we have continued to provide a full valuation allowance against all applicable U.S. deferred tax assets.
     Net loss includes income from discontinued operations of $1.1 million for the second quarter of 2007, which represented net income, net of tax, generated by Lippstadt, Germany that was divested on September 2006.
Results of Operations — Six Months Ended July 1, 2007 vs. Six Months Ended July 2, 2006
     The Company’s results for the six months ended July 1, 2007 are relatively consistent as compared to the six months ended July 2, 2006. Some of the highlights compared to the first six months of 2006 were:
•	Net revenue decreased by approximately $21.6 million or 2 percent
•	Gross profit as a percent of net revenue decreased from 8 percent to 4 percent
•	SG&A expense decreased approximately by $0.5 million

•	Net loss as a percent of net revenue increased from 12 percent to 27 percent
     For the six months ended July 1, 2007, we reported net revenue of $1,109 million and a net loss of $301.4 million. The net loss for the second quarter includes facilities consolidation, goodwill and asset impairment costs of $207.1 million, reorganization charges of $28.5 million, interest expense, net of $25.2 million, and income taxes of $14.5 million. For the first six months of 2007 gross profit margin was lower than the same period of 2006 due to unrecovered material costs increases, excess capacity and lower absorption of fixed costs resulting from decreased production volume. The ongoing restructuring and manufacturing operations relocation negatively affected productivity
     Revenue. For the six months ended July 1, 2007, net revenues decreased 2% to $1,109 million from $1,131 million for the same period in 2006. The economic slowdown continued in the second quarter of 2007. Sales volume reductions were most prevalent in North America as slowdowns in the construction and automotive markets had a negative impact on the company’s net revenue for the first six months of 2007 as compared to last year. Facility closures during 2006 and 2007 also contributed to decreases in net revenue in 2007. Average selling price increased slightly as compared to last year due to the continuing focus on more profitable product offerings, partially offset by decreases in sales volume. Net revenue was favorably impacted by foreign currency fluctuations of $42.1 million for the first six months of 2007 due to the strengthening of the euro as compared to the U.S. dollar.
     Management continued to focus on moving manufacturing operations to lower cost locations, which helped to maintain the gross profit margin at 4 percent. Ramp-ups of new products and production moves continue to negatively impact the operating results at our Lawrenceburg, Fremont, Stockton, Gordonsville, Timisoara and Matamoros facilities. We are focusing on improving the results in these operations and expect to report better results in the near term as we progress toward normalization of new production process.
     Excess capacity continues to be a focus area for us. We continue to advance on our restructuring plans, and have announced the closure and sale of additional plants and the divestiture of our Atwood Mobile Products segment in 2007.
     Our Atwood Mobile Product Segment revenue declined in 2007 primarily as a result of the completion of appliance orders for the Federal Emergency Management Agency (FEMA). The majority of the FEMA order was delivered in 2005 and thru the first quarter of 2006. The FEMA orders related to trailers built to house victims of the 2005 hurricanes.
     We believe that forecasting OEM requirements for our products is predicated primarily on the future direction of gasoline prices and the condition of financial markets and resulting interest rates. Further, future production expansion or contraction by the domestic automotive industry will significantly influence our operations as over 22% of our revenue is derived from product sales associated with the Big 3 domestic OEM automakers platforms throughout the world.
     Cost of Sales. Cost of sales increased 2% to $1,061 million from $1,042 million for the same period in 2006. The raw material cost environment in the second quarter was largely the same as in the first quarter of 2007. Oil and natural gas prices remained at near historically high levels resulting in continuing upward pressure on the company’s raw material costs. Although the overall raw material costs were relatively flat with the first quarter, the costs remained significantly higher than last year for the six months year-to-date. We continue to experience unrecovered raw materials costs. Aluminum costs have substantially increased and are impacting our Atwood Mobile products segment. We had notified our Atwood customers of price increases and started billing them during the month of July 2007. Similar to our Atwood segment, we are getting certain price increases in our Automotive segment from GM and JCI, effective July 1, 2007. In addition, during the first quarter of 2007, we booked certain one-time charges related to $8.5 million of additional vacation obligations under SFAS 43, and $1.7 million of third party workers compensation fees, which were partially offset by a certain favorable adjustment of $5.8 million related to the reversal of the environmental reserve, and $0.8 million related to reduced depreciation expenses.
     New product start-ups and production transfers between facilities continue to negatively impact the operating results at our several production facilities. Management is focused on efficiency gains associated with new product start-ups and moving manufacturing operations in order to consolidate production facilities, eliminate excess capacity and moving such capacity to lower labor cost locations.

     Selling, General, and Administrative (SG&A). SG&A expense decreased by 1% to $73.9 for the six months ended July 1, 2007 as compared to $74.4 million the same period last year. The decrease was realized primarily through lower employee-related expenses due to reduced headcount. 2007 SG&A expense was consistent with the DIP budget. We continue to focus on these costs to ensure they are aligned with the business.
     Facility Consolidation, goodwill and asset impairment. Facility consolidation charges represent facility closure and exit costs associated with our ongoing restructuring plans. Charges include severances, goodwill and asset impairment, and costs related to moving people and businesses. As a result of the facilities closure announcements made by the Company during 2007, we recognized charges of $207.1 million, as compared to $5.5 million in 2006. In 2007, we recorded a goodwill impairment charges of $184 million related to our Body and Glass reporting unit.
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
     In May 2007, Lage agreed to a Social Plan in which they would reduce their workforce by 60 employees, in order to continue operations in a profitable manner. The plant has a remaining severance accrual of $0.8 million at July 1, 2007.
     In June 2007, we notified our employees at our Barcelona, Spain and Jacksonville, Florida operations that we intend to close these facilities. Productions were transferred to other Dura facilities. Barcelona facility was closed in January 2008. Jacksonville facility was closed in July 2008. Expected closure costs of Barcelona and Jacksonville were $10.0 million and 0.6 million, respectively.
     Interest Expense. Interest expense decreased 54% to $25.2 million for the first half of 2007 as compared to $55.0 million last year. The decrease was attributed to the fact that we did not recognize contractual interest expense on liabilities subject to comprise after our filing for Bankruptcy on October 30, 2006, pursuant to Court orders and accounting guidance of SOP 90-7. We continued to record and pay interest on the Second Lien Term Loan in accordance with the Final DIP Order and we continued to record interest expense on our DIP credit facilities.
     Reorganization items. Reorganization items of $28.5 million for the six months ended July 1, 2007 represent primarily professional fees directly related to the reorganization, which include fees for advisors to the Debtors, unsecured creditors and secured creditors.
     Income Taxes. During the second quarter ended July 2, 2006, we provided a full valuation allowance against all applicable U.S. deferred tax assets. In 2007, we have continued to provide a full valuation allowance against all applicable U.S. deferred tax assets.
     The effective income tax rate was (5.06) percent for the six months ended July 1, 2007 and (204.48) percent for the six months ended July 2, 2006. The change in the effective tax rate relates primarily to a FAS 142 impairment of Goodwill, valuation allowance on U.S. deferred tax assets and, an increase in reserves required under FIN48.
     Net loss includes income from discontinued operations of $3.0 million for the first half of 2007, which represented net income, net of tax, generated by Lippstadt, Germany that was divested on September 2006.
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
     Our foreign business has been increasing as a percentage of total revenue due to the strengthening of foreign currencies in relation to the U.S. dollar and lower North American automotive production volumes. Sales in the North American region represented 48.8% of consolidated sales in 2007 and 55.1% in 2006.
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
     In connection with the chapter 11 filings, on November 30, 2006, Bankruptcy Court approved the DIP Credit Agreements. The DIP Credit Agreements provide for a $185 million DIP Term Loan (comprised of $165 million term loan and up to a $20.0 million pre-funded synthetic letter of credit facility) and a $115 million DIP Revolver. The total amount available for borrowing under the Revolving DIP Agreement as of July 1, 2007 was $24 million. The DIP Term Loan had outstanding balances of $165 million as of December 31, 2006, and $165 million as of July 1, 2007. The outstanding balances on the DIP Revolver were $69.2 million as of July 1, 2007. The DIP Credit Agreements mature on the earlier of (i) December 31, 2007; (ii) the effective date of a plan of reorganization in the chapter 11 Cases or (iii) termination of the commitment or acceleration of the loans as a result of an Event of Default.
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
Cash Flow for the Six Months Ended July 1, 2007 and July 2, 2006
     During 2007, cash used in operations was $62.3 million, compared to $51.8 million in 2006. The increased cash usage in operating activities was primarily due to higher operating losses generated in 2007 as compared to 2006. Our filing for Chapter 11 in 2006, resulted in having no credit terms with our significant vendors in North America, which have gradually improved in 2007, and we were able to obtain improved credit terms with our vendors. In 2007, we continued paying significant amounts related to reorganization and pre-petition liabilities, which significantly impacted our cash situation.
     Net cash used in investing activities was $31.6 million for 2007 compared to $41.0 million in 2006. The improvement was primarily due to reduced capital expenditures, as we continued to rationalize our spending in order to sustain required liquidity to run our operations and continue our restructuring plans.
     Net cash provided by financing activities totaled $65.8 million in 2007 compared with $104.7 million in 2006. The net decrease in borrowings was due to the $165 million borrowed under the DIP term loan during November and December 2006, which resulted in lower borrowing needs in the six months ended July 1, 2007.
     We are prohibited from declaring or making certain dividend payments or other distributions of assets under our credit agreements.
     Our current principal sources of liquidity are cash flows generated from operations, current cash balances and available borrowings under the credit agreement. Because of our chapter 11 filing we have incurred significant cash usage as our trade suppliers shortened their payment terms to, in many cases, cash in advance and some of our customers have extended the timing of their remittances. We believe that the current credit agreements provides sufficient funds to meet our short-term liquidity needs. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing an approved Bankruptcy reorganization plan, our business strategy, especially our operational restructuring activities, and that there will be no further material adverse developments in our business, liquidity or capital requirements, including no further downturn in vehicle production volumes, recovery of rising steel prices, and no negative impact from the credit crisis. If we cannot generate sufficient cash flow from operations, which could occur before we exit bankruptcy, to service our indebtedness and to meet our working capital needs and other obligations and commitments, we will be required to further refinance or restructure our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that such a refinancing or restructuring or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing debt instruments or will be approved by the Bankruptcy Court.
Off Balance Sheet Arrangements
     We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with insurers. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At July 1, 2007, we had outstanding letters of credit of $20.0 million related to DIP financing. We do not believe that they will be required to be drawn.

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
     From time to time, we also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We may designate such contracts at their inception as a cash flow hedge. At July 1, 2007 we had no outstanding forward exchange contracts.
     Our current credit agreements bears interest based upon LIBOR or a defined base rate, both of which are subject to market conditions that can impact the interest rate to be paid.
     There is no significant changes in market risk in 2007 as compared to 2006.
Foreign Currency Exchange Rate Risk
     A significant portion of our revenues are derived from manufacturing operations in Europe, Canada, Asia and Latin America (55.5% of 2007 revenue). The results of operations and the financial position of our operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.
     At July 1, 2007, approximately $1.0 billion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment (deficit). Accordingly, our consolidated stockholders’ investment (deficit) will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.
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
     The following material weaknesses have been identified as of July 1, 2007.
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
     2. Fixed Assets - Process controls at our operating units over fixed assets did not operate effectively to ensure proper accounting and financial reporting. Specifically, (i) controls ensuring existence of fixed assets at operating locations, (ii) ensuring timely and accurate transfer of costs of completed construction-work-in-progress to the fixed assets subsidiary ledgers and related accounts, (iii) depreciation accurately presented on an interim basis, and (iv) timely recognition of asset impairments on an interim basis.
     Differences existed between fixed asset subsidiary ledgers and physical existence of those listed assets at our operating locations. Fixed asset projects were completed or discontinued in the normal course of business that was not properly captured in the Company’s accounting records through timely capitalization or impairment. Depreciation, on an interim basis, was determined to have been incorrect and depreciation had been incorrectly stopped on certain assets. We did not have appropriate or adequate personnel, processes, procedures or controls in place to allow for identification of the control failures relative to fixed assets and related depreciation on an interim and/or an annual basis. As a result, several errors were noted by us upon attempting to manage, reconcile and track our fixed assets in 2007, and such reconciliation and tracking process was not able to be completed on a timely basis, which resulted in significant delay in our ability to complete the preparation of our consolidated financial statements as of July 1, 2007.

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
     Other than the above, there have not been any changes in our internal control over financial reporting in the quarter and year to date period ended July 1, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in internal control over financial reporting
     We are continuing to develop and implement remediation plans with respect to the identified material weaknesses, as disclosed in our Form 10-K for the year ended December 31, 2006 and in our Form 10-Q for the six months ended July 1, 2007.
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

Item 1A. Risk Factors.
     Our business is subject to a number of risks and uncertainties. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2006, and as further supplemented below, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.
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
Our results of operations and financial condition may be adversely affected by global economic and financial market conditions.
     Current global economic and financial markets conditions, including severe disruptions in the credit markets and the potential for a significant and prolonged global economic recession, may materially and adversely affect our results of operations and financial condition. These conditions may also materially impact our customers, suppliers and other parties with which we do business. Economic and financial markets conditions that adversely affect our customers may cause them to terminate existing purchase orders or to reduce the volume of products they purchase from us in the future. In connection with the sale of products, we normally do not require collateral as security for customer receivables and do not purchase credit insurance. We may have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of those receivables. Failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition. Adverse economic and financial markets conditions may also cause our suppliers to be unable to meet their commitments to us or may cause suppliers to make changes in the credit terms they extend to us, such as shortening the required payment period for outstanding accounts receivable or reducing the maximum amount of trade credit available to us. Changes of this type could significantly affect our liquidity and could have a material adverse effect on our results of operations and financial condition. If we are unable to successfully anticipate changing economic and financial markets conditions, we may be unable to effectively plan for and respond to those changes, and our business could be negatively affected.
We have a substantial amount of debt outstanding under our credit facilities and our credit agreements contain significant obligations and restrictions that could have a material adverse effect on our business.
     As of September 30, 2008, approximately $ 19.8 million was outstanding under our credit facilities and we had approximately $ 32.8 million of additional borrowing availability under the facilities. Our credit facilities contain financial and other covenants that we are required to satisfy in order to continue to have access to financing under the agreements. Among other covenants, we are prohibited from paying dividends on our common stock [unless we are in compliance with certain financial tests.] We are also required to obtain the prior consent of our lenders before taking certain actions, such as selling material assets outside of the ordinary course of business, and are generally required to use the net proceeds from asset sales to repay our outstanding indebtedness. Our obligations to our lenders under our credit agreements are secured by substantially all of our assets and properties. If we violate any of the financial covenants under our credit agreements, including our obligation to make required principal or interest payments when due, our lenders would be permitted to accelerate our obligation to repay the indebtedness owed under our credit agreements and to take other actions, such as enforcing their security interest in our assets and properties. Any of these actions would be likely to have a material adverse effect on our business. In addition, if any of our lenders were to become unable to satisfy their obligations to us under our credit agreements as a result of adverse conditions affecting the banking industry or credit markets or other factors, it could have a material adverse effect on our results of operations and financial condition.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     There were no matters submitted to a vote of stockholders during the second quarter of 2007.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit
Number	Description

10.1	Amendment No. 1 and Waiver to the Debtor In Possession Revolving Credit Facilities and Guaranty Agreement dated May 1, 2007, incorporated by reference to Exhibit 10.28 of Form 10-K, filed with the SEC on July 16, 2007.

10.2	Amendment No. 2 and Waiver to Debtor In Possession Term Loan and Guaranty Agreement dated May 1, 2007, incorporated by reference to Exhibit 10.32 of Form 10-K, filed with the SEC on July 16, 2007.

10.3	Amendment No. 2 to the Debtor In Possession Revolving Credit and Guaranty Credit Agreement, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the SEC on July 6, 2007.

10.4	Amendment No. 3 to Debtor In Possession Term Loan and Guaranty Agreement, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 6, 2007.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURA AUTOMOTIVE SYSTEMS, INC.
Date: October 31, 2008	By /s/ Nick G. Preda
Nick G. Preda
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

DURA AUTOMOTIVE SYSTEMS, INC.
EXHIBIT INDEX

Exhibit
Number	Description

10.1	Amendment No. 1 and Waiver to the Debtor In Possession Revolving Credit Facilities and Guaranty Agreement dated May 1, 2007, incorporated by reference to Exhibit 10.28 of Form 10-K, filed with the SEC on July 16, 2007.

10.2	Amendment No. 2 and Waiver to Debtor In Possession Term Loan and Guaranty Agreement dated May 1, 2007, incorporated by reference to Exhibit 10.32 of Form 10-K, filed with the SEC on July 16, 2007.

10.3	Amendment No. 2 to the Debtor In Possession Revolving Credit and Guaranty Credit Agreement, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the SEC on July 6, 2007.

10.4	Amendment No. 3 to Debtor In Possession Term Loan and Guaranty Agreement, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 6, 2007.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.