Form 10-Q
period 2007-09-30
DURA AUTOMOTIVE SYSTEMS INC
filed 2008-10-31
CIK 1016177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
(248) 299-7500
Former name, former address and former fiscal year,
it changed, since last report:
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑
     The number of shares outstanding of the predecessor to the Registrant’s Class A common stock, par value $0.01 per share, at September 30, 2007, was 18,904,222 shares.

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

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share and per share amounts)

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$66,552	$90,446
Accounts receivable, net of reserve for doubtful accounts of $10,206 in 2007 and $6,203 in 2006	329,225	293,835
Inventories	128,751	117,858
Deferred income taxes	5,206	6,642
Other current assets	92,103	122,675
Current assets of discontinued operations	—	50,592

Total current assets	621,837	682,048

Property, plant and equipment, net	432,298	434,951
Goodwill	—	184,321
Deferred income taxes	22,730	22,038
Other assets, net	20,805	18,487
Noncurrent assets of discontinued operations	—	112,996

	$1,097,670	$1,454,841

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Debtors-in-possession financing	$119,936	$165,000
Current maturities of long-term debt	2,192	4,679
Accounts payable	170,856	161,558
Accrued liabilities	195,471	156,823
Accrued pension and postretirement benefits	1,437	1,437
Deferred income taxes	3,214	2,768
Current liabilities of discontinued operations	—	7,074

Total current liabilities	493,106	499,339

Long-Term Liabilities:
Long-term debt, net of current maturities	1,620	2,596
Pension and postretirement benefits	67,313	68,044
Other noncurrent liabilities	38,437	39,218
Deferred income taxes	5,281	5,176
Noncurrent liabilities of discontinued operations	—	3,253

Total long-term liabilities	112,651	118,287

Liabilities Subject to Compromise	1,312,542	1,335,083

Total liabilities	1,918,299	1,952,709

Commitments and Contingencies (Notes 4, 6, 9 and 10)
Minority interests	6,001	5,459
Stockholders’ Deficit:
Common stock, Class A; par value $.01; 60,000,000 shares authorized; 18,904,222 issued and outstanding	189	189
Additional paid-in capital	351,878	351,878
Treasury stock at cost	(1,743)	(1,743)
Accumulated deficit (including FIN 48 cumulative adjustment of $2,348 in 2007)	(1,362,315)	(1,002,185)
Accumulated other comprehensive income	185,361	148,534

Total stockholders’ deficit	(826,630)	(503,327)

	$1,097,670	$1,454,841

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenues	$445,942	$400,954	$1,402,345	$1,336,561
Cost of sales	433,523	402,175	1,351,788	1,268,396

Gross profit (loss)	12,419	(1,221)	50,557	68,165
Selling, general and administrative expenses	28,552	38,137	97,499	106,718
Facility consolidation, goodwill and asset impairment, and other charges	2,295	671,788	208,378	677,238
Amortization expense	56	60	96	179

Operating loss	(18,484)	(711,206)	(255,416)	(715,970)
Interest expense, net (contractual interest expense for the three and nine months ended September 30, 2007 were $34,783 and $104,081, respectively)	12,605	29,946	37,744	84,940

Loss from continuing operations before reorganization items, income taxes and minority interest	(31,089)	(741,152)	(293,160)	(800,910)
Reorganization items	13,109	—	41,595	—

Loss from continuing operations before income taxes and minority interest	(44,198)	(741,152)	(334,755)	(800,910)
Provision (benefit) for income taxes	(13,527)	(36,876)	(469)	52,712
Minority interest in non-wholly owned subsidiaries	101	118	319	329

Loss from continuing operations	(30,772)	(704,394)	(334,605)	(853,951)
Income (loss) from discontinued operations, net of tax	(30,303)	10,003	(27,872)	20,252

Loss before change in accounting principle	(61,075)	(694,391)	(362,477)	(833,699)
Cumulative effect of change in accounting principle, net of tax of $712	—	—	—	1,020

Net loss	$(61,075)	$(694,391)	$(362,477)	$(832,679)

Basic and diluted loss per share:
Loss from continuing operations	$(1.63)	$(37.28)	$(17.70)	$(45.29)
Income (loss) from discontinued operations, net of tax	(1.60)	0.53	(1.47)	1.07
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.05

Net loss	$(3.23)	$(36.75)	$(19.17)	$(44.17)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,	OCTOBER 1,
	2007	2006
	(in thousands)
OPERATING ACTIVITIES:
Net loss	$(362,477)	$(832,679)
Less: Income (loss) from discontinued operations	(27,872)	20,252
Less: Cumulative effect of change in accounting principle, net of tax	—	1,020

Loss from continuing operations	$(334,605)	$(853,951)
Adjustments required to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	56,725	57,355
Asset impairment	5,185	14,005
Goodwill impairment	184,497	637,306
Facility consolidation charges	18,696	—
Amortization of deferred financing fees	6,144	3,060
Bad debt expense	1,203	—
Reorganization items	41,595	—
Payments on reorganization items	(37,312)	—
Deferred income tax (benefit) expense	(12,407)	63,488
Change in other operating items:
Accounts receivable	(22,855)	(19,106)
Inventories	(8,320)	(19,642)
Other current assets	33,347	(5,257)
Accounts payable and accrued liabilities	(12,499)	1,857
Other assets, liabilities and noncash items	(6,140)	1,086

Net cash used in continuing operating activities	(86,746)	(119,799)

INVESTING ACTIVITIES:
Capital expenditures	(46,101)	(67,341)
Proceeds from sale of assets and other	973	3,389

Net cash used in continuing investing activities	(45,128)	(63,952)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	15,335	60,781
Repayments on DIP term loan	(60,399)	—
Long-term borrowings	—	76,582
Repayments on other long-term borrowings	(3,695)	(3,338)
Debt issue costs	(402)	(1,964)
Proceeds from sale of equity securities	—	257
Other, net	—	(99)

Net cash (used in) provided by continuing financing activities	(49,161)	132,219

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,941	12,472

NET CASH FLOWS FROM CONTINUING OPERATIONS	(179,094)	(39,060)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	805	14,863
Investing activities, including proceeds from sale of business	154,395	6,813

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	155,200	21,676
CASH AND CASH EQUIVALENTS:
Beginning of period	90,446	101,889

End of period	$66,552	$84,505

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
Reclassifications
     Certain prior year amounts have been reclassified to reflect the sale of the Atwood Mobile Product segment in 2007 that is required to be reported as a discontinued operation under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, as described in Note 3 to the condensed consolidated financial statements.
Cash and Cash Equivalents
     Cash equivalents consist of money market instruments with original maturities of three months or less and are stated at cost, which approximates fair value.
Inventories
     Inventories are stated at the lower of cost, determined on a first-in, first-out basis or market. We assess inventory valuation based on estimates of future demand. Our estimated future demand is based upon projections of future related automobile platform sales.
     Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Raw materials	$62,618	$59,784
Work-in-process	33,815	28,923
Finished goods	32,318	29,151

	$128,751	$117,858

Other Current Assets
     Other current assets consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Excess of cost over billings on uncompleted tooling projects	$37,943	$58,107
Income and other tax receivables	31,236	29,394
Debt issue costs, net of amortization of $6,804 in 2007 and $661 in 2006	2,125	7,897
Prepaid expenses and other	20,799	27,277

	$92,103	$122,675

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

     In addition to the completion of our assessment of the Body & Glass reporting unit, our ongoing reassessment included an assessment of the carrying values of our Atwood Mobile Products reporting unit and resulted in the conclusion that no impairment had occurred. The sale of Atwood was completed in August 2007. The related goodwill amount for Atwood of $74.0 million was included in non current assets of discontinued operations as of December 31, 2006. It was also accounted for as part of the loss on the sale amount and is included in the losses from discontinued operations reported in the condensed consolidated statement of operations in 2007.
     A roll forward summary of the carrying amount of goodwill for the Body & Glass reportable segment as follows: (in thousands):

Body & Glass
Balance at December 31, 2006 (1)	$184,321
Currency translation adjustment	176
Impairment	(184,497)

Balance at September 30, 2007	$—

(1)	The amount has been corrected for a presentation typographical error, which correction reduced Body and Glass goodwill by $2,676 from amounts previously reported.
     Other noncurrent assets consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Rabbi trust and cash surrender value	$9,288	$9,294
License agreements	4,513	4,723
Notes receivable, net of reserves	2,097	92
Other	4,907	4,378

	$20,805	$18,487

Accrued Liabilities
     Accrued liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Compensation and benefits	$86,928	$72,800
Income and other taxes	22,445	23,137
Professional fees directly related to reorganization	25,016	13,219
Interest	1,799	2,174
Restructuring and facility closure	18,102	15,729
Warranty reserve	720	1,457
Atwood purchase price adjustment reserve	6,736	—
Other	33,725	28,307

	$195,471	$156,823

     Refer to Note 3 to the condensed consolidated financial statements for discussion related to the Atwood purchase price adjustment.
Other Noncurrent Liabilities
     Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Restructuring and facility closure	$19,037	$17,897
Warranty and environmental	1,804	7,198
Other	17,596	14,123

	$38,437	$39,218

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
     Liabilities subject to compromise consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Debt	$1,207,557	$1,206,571
Accrued interest	44,221	44,026
Accounts payable	34,148	64,616
Pension benefit plans	19,870	19,870
Other benefits	927	—
Accrued Income Taxes	5,819	—

	$1,312,542	$1,335,083

Contractual Interest Expense
     Contractual interest expense represents amounts due under the contractual terms of outstanding debt, including debt subject to compromise for which interest expense is not recognized in accordance with the provisions of SOP 90-7.
     In accordance with the Court-approved first day motion, the Company continued (through September 30, 2007) to accrue and pay interest on its Second Lien Term Loan whose principal balance was subject to compromise. Effective October 30, 2006, interest on unsecured prepetition debt, other than the Second Lien Term Loan, has not been accrued as provided for under the U.S. Bankruptcy code. The amount of unrecorded interest expense on prepetition debt for the three and nine months ended September 30, 2007 was approximately $22.2 and 66.3 million, respectively. Contractual interest expense for the three and nine months ended September 30, 2007 was $35 million and $104 million, respectively.
Reorganization Items
     SOP 90-7 requires reorganization items such as certain revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under Chapter 11, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items incurred in the three months and nine months ended September 30, 2007 were $13.1 and $41.6 million, respectively, which represents professional fees.
Revenue Recognition and Sales Commitments
     We recognize revenue when certain persuasive evidence of an arrangement exists, which is when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectability of revenue is reasonably assured, which is when products are shipped out from our premises to customers (shipping point). We enter into agreements with our customers at the beginning of a given vehicle’s life to produce products. Once such agreements are entered into by us, fulfillment of the customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contracts. Shipping and handling fees billed to customers are included in sales, while costs of shipping and handling are included in cost of sales.
     The allowance for doubtful accounts is established based on an analysis of trade receivables for known collectibility issues and the aging of the trade receivables at the end of each period. The allowance for doubtful accounts was $10.2 million and $6.2 million at September 30, 2007 and December 31, 2006, respectively. In addition, if we enter into retroactive price adjustments with our customers, these reductions to revenue are recorded when they are determined to be probable and estimable.
Restructuring Charges
     We recognize restructuring and impairment charges in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), SFAS No. 112, Employer’s Accounting for Post-employment Benefits (“SFAS 112”), SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). Such charges relate to exit activities and primarily include employee termination charges, lease expenses net of any actual or estimated sublease income, employee relocation, asset impairment charges, moving costs for related equipment and inventory, and other exit related costs associated with a plan approved by senior level management. The recognition of restructuring charges requires us to make certain assumptions and estimates as to the amount and timing of exit activity related charges. Quarterly, we evaluate the amounts recorded and adjust for changes in estimates as facts and circumstances change.
Income Taxes
     We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income tax benefits on net operating loss carryforwards to the extent we believe we will be able to utilize them in future tax filings.
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
     The components of other comprehensive loss are as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net loss	$(61,075)	$(694,391)	$(362,477)	$(832,679)
Other comprehensive income (loss):
Foreign currency translation adjustment	19,223	17,308	31,347	67,486
Pension and postretirement obligations, net of tax	272	(16)	5,479	(455)

Comprehensive loss	$(41,580)	$(677,099)	$(325,651)	$(765,648)

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
     We do not enter into or hold derivates for trading or speculative purposes.
Foreign Currency Translation
     Assets and liabilities of our foreign operations that do not use the U.S. dollar as their functional currency, are translated using the period-end rates of exchange. Results of operations are translated using the average rates prevailing throughout the period. Translation gains or losses are included in other comprehensive income (loss), a separate component of stockholders’ deficit. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of goods sold. Also included in cost of goods sold are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, increased cost of sales by $1.1 million, decreased by $0.07 million, during the three months ended September 30, 2007 and October 1, 2006, respectively. In addition, net transaction gains and losses increased cost of sales by $2.9 million, and 2.7 million, during the nine months ended September 30, 2007 and October 1, 2006, respectively.

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
     The Michigan Department of Environmental Quality (“MDEQ”) has investigated contamination at our facility in Mancelona, Michigan. The investigation stems from the discovery in the mid-1990s of trichloroethylene (“TCE”) in groundwater at the facility and offsite locations. We have not used TCE since we acquired the Mancelona facility in 1990, although TCE may have been used by prior operators. MDEQ has indicated that it does not consider us to be a responsible party for the contamination under the Michigan environmental statutes. We have been cooperating with the MDEQ, and have implemented MDEQ’s due care requirements with respect to the contamination. MDEQ installed a municipal drinking water system in the area. The facility is now closed. Management believes that there is no significant exposure related to this matter.
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
Change in Accounting Principle
     We adopted EITF Issue 05-05, Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”) in 2006. EITF 05-5 addresses the accounting for the bonus feature in the German Altersteilzeit (“ATZ”) early retirement programs and requires recognition of the program expenses at the time the ATZ contracts are signed. The ATZ program is designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. The EITF offers two transition alternatives, either cumulative effect or retrospective application. EITF 05-5 was effective for fiscal years beginning after December 15, 2005. The adoption of EITF 05-5 resulted in a favorable adjustment of $1.0 million, net of income taxes of $0.7 million. This amount is reflected in the condensed consolidated statement of operations as a cumulative effect of a change in accounting principle for the nine months ended October 1, 2006.
New and Proposed Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 which provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 are to be applied prospectively. Management has determined that there is no significant impact of the standards on our financial condition and results of operations.
     In September 2006, the FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires, among other things, an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. In 2007, we intend to measure our plans’ funded status as of December 31, 2007.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any Noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company plans to implement this standard on January 1, 2009. The Company has not yet evaluated the potential impact of this standard.
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
     In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Earlier adoption is encouraged. The Company is still evaluating the potential impact of this standard.
     In April 2008, the FASB issued FASB Staff Position SOP 90-7-1 (“FSP SOP 90-7-1”), An Amendment of AICPA Statement of Position 90-7. FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 will require an entity emerging from bankruptcy that applies fresh-start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early. Management has elected to only adopt new accounting standards in effect at the date fresh-start reporting is adopted and to not early adopt standards eligible for early adoption.
3. Discontinued Operations:
     On August 15, 2007, the Bankruptcy Court approved the sale of the Atwood Mobile Products business segment to Atwood Acquisition Co. LLC (the “Buyer”) for an aggregate cash consideration of $160.2 million. Certain liabilities related to environmental and pension and postretirement benefit plans have not been assumed by the buyer, but were retained by the Company. On August 27, 2007, the Atwood sale closed, and the proceeds of the sale were used to pay down a portion of the funds owed under the DIP Term Loan and the DIP Revolver. As per the settlement agreement and mutual release between the Debtors and the Buyer dated March 28, 2008, the purchase price was subsequently reduced by $7.5 million based on changes in working capital as defined in the asset purchase agreement. The $7.5 million of purchase price adjustments consisted primarily of disputes related to differences in policies for accounting for warranties, vacation, and other accruals, and certain inventory adjustments. As of September 30, 2007, Atwood purchase price adjustment reserve was $6.7 million, which is reported under “Accrued liabilities” section of the condensed consolidated balance sheet.

     In accordance with SFAS 144, the Atwood Mobile Products operating results and the loss on the sale, have been shown as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.
     Summarized operating results for Atwood Mobile Products and its sale included in discontinued operations are (in thousands):

	September 30, 2007	October 1, 2006
Revenue	$198,338	$275,706
Gross profit	11,344	22,599
Operating income	3,718	13,705
Income before income taxes	3,632	13,631
Income taxes	1,511	3,361
Loss on sale of operation, net of income taxes of $13,980	(29,993)	—

Net income (loss)	$(27,872)	$10,270

     Atwood Mobile Products’ assets and liabilities reclassified to discontinued operations at December 31, 2006, were as follows (in thousands):

Current assets of discontinued operations:
Accounts receivable	$18,146
Inventories	31,508
Other current assets	938

$50,592

Noncurrent assets of discontinued operations:
Property, plant and equipment, net	$30,523
Goodwill	73,992
Other noncurrent assets	8,481

$112,996

Current liabilities of discontinued operations:
Accounts payable	$3,273
Accrued expenses	3,801

$7,074

Noncurrent liabilities of discontinued operations:
Deferred taxes	$2,956
Other noncurrent liabilities	297

$3,253

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
     In accordance with SFAS 144, the Dura Automotive Systems Köhler GmbH operating results and the gain on the sale, have been shown as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.
     Summarized operating results for Dura Automotive Systems Köhler GmbH and its sale included in discontinued operations are (in thousands) at October 1, 2006:

Revenue	$38,910
Gross profit	4,267
Operating income	3,719
Income before income taxes	3,769
Income taxes	1,274
Gain on sale of operation, net of income taxes of $168	7,596

Net income	$10,091

     In 2006, other discontinued operations expenses relate to continued exit activities associated with previously sold operations.

     In March 2003, we completed the divestiture of our Mechanical Assemblies Europe business to Magal Engineering and members of the local management group, located in Woodley, England. At September 30, 2007, we had remaining accruals related to the divestiture of the Mechanical Assemblies Europe business of $21 million, primarily related to the future net lease costs on facilities retained by us, which are through 2021. This accrual is not reported under liabilities from discontinued operations, as the Company retained this liability as part of the divestiture transaction. During the first quarter of 2008, the Company has negotiated favorable exit from the lease commitment with the landlord which resulted in a one-time non-cash lease commitment liability reversal of approximately $12 million.
4. Facility Consolidation, Goodwill and Asset Impairment, and Other Charges
     As a part of our ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Such actions have resulted in employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, asset impairments and other charges in the condensed consolidated statement of operations and were accounted for in accordance with SFAS 88, SFAS 112, SFAS 142, SFAS 144, and SFAS 146.
     During the three months ended September 30, 2007, we recorded facility consolidation, goodwill and asset impairment, and other charges of $2.3 million, consisting of severance and benefit related costs of $1.7 million, asset impairment of $0.1 million, and facility consolidation and other charges of $0.5 million. In the three months ended October 1, 2006, we recorded facility consolidation, asset impairment and other charges of $671.8 million, consisting of severance and benefit related costs of $22.2 million, asset impairments of $643.6 million ($637.3 million for goodwill impairment, and $6.3 million for fixed asset impairments), and a $6.0 million adjustment to our 2001 recorded loss on the sale of our former plastic business due to financial inability of the purchaser to meet their obligations under a note we took as partial payment for the sale.
     In connection with the streamlining of operations during the first nine months of 2007, we recorded facility consolidation, goodwill and asset impairment, and other charges of $208.4 million, consisting of severance and benefit related costs of $16.8 million, 2.6 million of pension curtailment shares resulting from employee terminations, facility closure and other exit activity costs of $1.3 million, and goodwill and asset impairments of $187.7 million. In the first nine months of 2006, we recorded facility consolidation and other charges of $677.3 million, consisting of severance and benefit related costs of $25.0 million, asset impairment of $651.2 million ($637.3 million for goodwill impairment, $4.7 million for fixed asset impairment and $9.2 million for other impairments) and facility closure and other exit activity costs of $1.1 million.
     Individual facility consolidation actions, goodwill and asset impairments, and other charges were as follows:
•	The Company authorized the closure of our Pamplona, Spain operation in late 2007. Production was transferred to other Dura facilities. Pamplona facility was closed in June 2008. As a result of the plant closure, we incurred severance costs of $0.3 million for the nine months ended September 30, 2007. As of September 30, 2007, this facility has a combined severance accrual of $0.2 million.

•	In June 2007, we notified our employees at our Barcelona, Spain, and Jacksonville, Florida operations that we intend to close these facilities. Production will be transferred to other Dura facilities. Barcelona facility was closed in January 2008. Jacksonville facility was closed in July 2008. As of September 30, 2007, these facilities had a remaining combined severance accrual of $7.7 million and $0.3 million, respectively.

•	In May 2007, Lage agreed to a Social Plan in which they would reduce their workforce by 60 employees, in order to continue operations in a profitable manner. The plant has a remaining severance accrual of $0.8 million at September 30, 2007.

•	In April 2007, we announced the closures of the manufacturing facilities located in Brownstown, Indiana; Hannibal South, Missouri and Selingsgrove, Pennsylvania. These facilities were closed during the third and fourth quarters of 2007 and the production at these facilities was moved to other production facilities. As a result of the plant closures, we incurred a combined total of $0.6 million in severance costs and $0.5 million in asset impairment for these facilities for the nine months ended September 30, 2007. As of September 30, 2007, these facilities had a remaining combined severance accrual of $0.5 million.

•	In April 2007, we also announced our intention to sell our jack business, and our hinge and latch business. The proposed divestitures included the sale of the facilities in Butler, Indiana; and Mancelona, Michigan.

We recognized asset impairment charges of $2 million related to our Butler facility in the second quarter ended July 1, 2007. The Butler facility sale was completed in December 2007, with sale of proceeds of approximately $1.0 million. During 2008, the Mancelona facility was subsequently decided by management to be closed, instead of selling the facility.

•	In August 2006, we notified our Stratford, Ontario, Canada plant employees that the facility will close during 2007. The production was transferred to other Dura facilities to improve overall capacity utilization. A severance charge of $5.1 million was recorded in 2006, along with a pension curtailment charge of $1.1 million. As of September 30, 2007, Stratford has a remaining severance and benefit accrual of $0.2 million. The plant was closed in September 2007.

•	In July 2006, we notified our LaGrange, Indiana, plant employees that we intended to close the facility. Production was transferred to other Dura facilities in 2007. Negotiations were completed in the third quarter of 2006 with the respective union, and a charge of $3.5 million for severance and benefits was recorded in 2006, along with a $0.5 million pension curtailment. The plant has a remaining reserve of $0.05 million at September 30, 2007 and was closed in June 2007.

•	In June 2006, we announced the proposed closing of our manufacturing facility in Llanelli, United Kingdom, in order to improve our overall capacity utilization. At that time, we were in the consultation process with Llanelli’s AMICUS trade union concerning the proposed closing, and therefore could not determined if the plant would in fact be closed. In August of 2006, it was determined that the Llanelli plant will be closed after completion of negotiations with the trade union. Facility consolidation charges recorded in 2006 totaled $8.0 million, of which $7.6 million were severance related charges, $0.2 million were asset impairment related charges and $0.2 million of other restructuring charges were recorded.

•	In May 2006, we announced that we would close our Brantford, Ontario, Canada manufacturing facility. Brantford’s production was transferred to other Dura facilities to improve overall capacity utilization. Severance related charges of $1.9 million were recorded in 2006. As of September 30, 2007, Stratford has a remaining severance and benefit accrual of $0.2 million. The plant was closed in June 2007.

•	We incurred year-to-date 2006 severance related charges of $0.4 million for one of our Spanish facilities of which $0.2 was recorded during the third quarter of 2006.

•	We incurred year-to-date 2006 severance related charges of $6.5 million of which $6.0 million was incurred in the third quarter of 2006.

•	During the fourth quarter of 2005, we began the streamlining of our Bracebridge, Ontario, Canada plant with an anticipated completion in 2007. Certain employee severance related charges totaling $1.0 million were incurred in 2005. During 2006, this facility incurred additional severance costs of $1.6 million related to further workforce reductions, asset impairment charges of $3.0 million relating to the loss of the GMT 800/900 platform seat track production and $2.3 million relating to the announced closure of the facility, and $0.9 million of pension curtailment charges. As of September 30, 2007, there was no severance accrual remaining related to these 2005 and 2006 events. During the first quarter of 2007, we announced a plan to close this facility with production to be transferred to other Dura locations. As a result of the announced plant closure, we incurred severance costs of $4.8 million and $2.6 million of pension curtailment charges for the nine months ended September 30, 2007. As of September 30, 2007, Bracebridge had $5.6 million of severance accrual remaining related to the 2007 restructuring event.

•	During the fourth quarter of 2005, we began the streamlining of a North American plant that will be completed in 2007. Certain employee severance related charges totaling $1.4 million were incurred, of which $1.3 million was recorded in the fourth quarter of 2005. Additional severance related charges of $0.1 million were recorded in the second quarter of 2006. These amounts related to our announced February 2006 operational restructuring plan. An additional $1.6 million of 510 Plan severance related expenses were recorded in the third quarter of 2006 for this site.

•	We announced during the third quarter of 2005 a plan to streamline our Einbeck, Germany manufacturing operation. This action resulted in a severance cost of $0.3 million in 2005, severance costs of $1.5 million in 2006, and an additional $0.1 million of other restructuring costs associated with 2006 production moves, as we continued to streamline the operations at this facility. The plant did not have a balance remaining for severance and benefits accrual at September 30, 2007.

•	During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to streamline a Plettenberg, Germany, manufacturing operation during 2005 and 2006. In the third quarter of 2005, we received approval for this action from the appropriate Workers’ Council and Union. Full identification of the actual employees has been substantially completed. Total severance costs of $4.0 million are expected upon final identification of all applicable employees. Approximately $3.5 million has already been recorded, including $0.3 million for the nine months ended October 1, 2006. In addition, the Plettenberg facilities recorded severance related costs of $1.4 million in relation to the 510 Plan.

•	In 2004 we announced a plan to exit our Brookfield, Missouri, facility and combine the business with other operations. This action is complete and resulted in year-to-date 2006 total charges of $0.1 million, which was recorded during the second quarter of 2006.

•	Other severance and benefit accruals totaling $0.6 million remain at September 30, 2007 for the following locations: Birmingham, UK; La Talaudiere, France; Rochester Hills Corporate Office; and Fremont, Michigan.
     We continue to incur exit activity related charges on closed facilities for which we are seeking buyers. In accordance with SFAS 146, such expenses are recorded in the period they are incurred.
     The activity relating to the accruals for facility consolidation, goodwill and asset impairments, and other charges, for the nine months ended September 30, 2007 is as follows (in thousands):

		Goodwill and	Facility
	Employee	Asset	Closure,
	Termination	Impairment	Curtailments and
	Benefits	Charges	Other Costs(1)	Total
Balance at December 31, 2006	$13,595	$—	$—	$13,595
Charges	16,829	187,690	3,859	208,378
Cash utilization	(14,715)	—	(1,536)	(16,251)
Noncash/ foreign exchange impact/ other	425	(187,690)	(2,289)	(189,554)

Balance at September 30, 2007	$16,134	$—	$34	$16,168

(1)	These amounts include a pension curtailment of $2.6 million for the Bracebridge, Ontario plant.
     During the second quarter of 2008, we notified our employees at our Mancelona, Michigan operations that we intend to close this facility. Production was transferred to other Dura facilities. The Mancelona facility was closed on September 2008.
     During the first quarter of 2008, we notified our employees at our Gladwin, Michigan operation that we intend to close these facilities. Production will be transferred to other Dura facilities.

5. Stockholders’ Deficit
Earnings Per Share
     Basic earnings per share was computed by dividing net loss by the weighted average number of Class A common shares outstanding during the year. Continuation of all our outstanding employee stock compensation plans was not authorized by the U.S. Bankruptcy Court, and as such there has been no activity with respect to the plans since December 31, 2006. Diluted earnings per share for the three months and nine months ended September 30, 2007 and October 1, 2006 includes the effects of outstanding stock options using the treasury stock method. (In thousands, except per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER	OCTOBER	SEPTEMBER	OCTOBER
	30, 2007	1, 2006	30, 2007	1, 2006
Net loss applicable to common stockholders	$(61,075)	$(694,391)	$(362,477)	$(832,679)

Weighted average number of Class A common shares outstanding	18,904	18,897	18,904	18,855

Diluted shares outstanding	18,904	18,897	18,904	18,855

Basic earnings (loss) per share:
Loss from continuing operations	$(1.63)	$(37.28)	$(17.70)	$(45.29)
(Loss) income from discontinued operations	(1.60)	0.53	(1.47)	1.07
Cumulative effect of change in accounting principle	—	—	—	0.05

Net loss	$(3.23)	$(36.75)	$(19.17)	$(44.17)

Diluted earnings (loss) per share:
Loss from continuing operations	$(1.63)	$(37.28)	$(17.70)	$(45.29)
(Loss) income from discontinued operations	(1.60)	0.53	(1.47)	1.07
Cumulative effect of change in accounting principle	—	—	—	0.05

Net loss	$(3.23)	$(36.75)	$(19.17)	$(44.17)

     As of September 30, 2007 and October 1, 2006, there were 18,904,222 shares of Class A common stock and no shares of Class B common stock outstanding. As of the Effective Date, all of our previously outstanding shares of Class A common stock, was cancelled for no consideration pursuant to the terms of the Confirmed Plan.
     Potential common shares of 5,289,020 and 5,294,145 related to our outstanding stock options were excluded from the computation of diluted earnings per share for continuing and discontinued operations for the nine months ended September 30, 2007 and October 1, 2006. Potential common shares of 1,288,630 related to our Preferred Securities were also excluded from the computation of diluted earnings per share for continuing and discontinued operations in 2006. Inclusion of both of these potential common shares would have been antidilutive.

6. Debt
     Due to the chapter 11 filings, outstanding prepetition long-term debt of the Debtors has been reclassified to the caption Liabilities Subject to Compromise on the condensed consolidated balance sheet as of September 30, 2007 and December 31, 2006. See Note 2 to the condensed consolidated financial statements.
     The following is a summary of long-term debt at September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007		December 31, 2006
	Subject to		Subject to
	Compromise	Debt	Compromise	Debt
Debtors-In-Possession (“DIP”) Credit Agreements
Second lien term loan	$—	$104,601	$—	$165,000
Revolving credit facility	—	15,335	—	—

Total DIP financing	—	119,936	—	165,000
Prepetition Credit Agreement:
Second lien term loan	225,000	—	225,000	—
Senior unsecured notes	400,000	—	400,000	—
Senior subordinated notes	533,858	—	532,872	—
Convertible Subordinated Debentures	55,250	—	55,250	—
Deferred gain on interest rate swap, net	8,976	—	8,976	—
Debt issue costs, net	(15,527)	—	(15,527)	—
Other	—	3,812	—	7,275

	1,207,557	123,748	1,206,571	172,275
Less — Current maturities	—	122,128	—	169,679

	$1,207,557	$1,620	$1,206,571	$2,596

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
     The Term Loan DIP Agreement provided for up to $165 million term loan and up to a $20 million pre-funded synthetic letter of credit facility and the Revolving DIP Agreement provided for an asset based revolving credit facility for up to $115 million, subject to borrowing base and availability terms, with a $5 million sublimit for letters of credit. The total amount available for borrowing under the Revolving DIP Agreement as of September 30, 2007 was $20 million. Borrowings under the DIP Credit Agreement were used to repay outstanding amounts and support outstanding letters of credit under DOC’s existing asset based revolving credit facility, terminated interest rate swaps liabilities, payment of certain adequate protection payments, professionals’ fees, transaction costs, fees and expenses incurred in connection with the DIP Credit Agreements, other prepetition expenses, to provide working capital and for other general corporate purposes. Obligations under the DIP Credit Agreements were secured by a lien on the assets of the Debtors (which lien will have first priority with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the Cases. The DIP Term Loan is fully funded, with a balance of $165 million as of December 31, 2006 and $104.6 million as of September 30, 2007.
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
     The DIP Credit Agreements bear interest as follows: (a) in the case of borrowings under the Revolving DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 0.75% per annum or (ii) at the reserve adjusted LIBOR Rate plus 1.75% per annum; and (b) in the case of borrowings under the Term Loan DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 2.25% per annum or (ii) at the reserve adjusted LIBOR Rate plus 3.25% per annum. In addition, the DIP Credit Agreements obligate the Debtors to pay certain fees to the Lenders, as described in the DIP Credit Agreements. The interest rate used under the Revolving DIP Agreement was 8.5% (Base Rate of 7.75% plus 0.75% per annum) and the interest rate used under the Term Loan DIP Agreement was 8.38% (LIBOR Rate of 5.13% plus 3.25% per annum) as of September 30, 2007.
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
     As of September 30 and January 1, 2007, the total amount of unrecognized tax benefits was $57.5 million and $50.6 million. The change in reserves in the second quarter of 2007 is primarily due to the application of APB 28, as there were no material changes to our overall annual estimated reserve needs.
     Based on all known facts and circumstances and current tax law, if recognized the total amount of unrecognized tax benefits as of July 1 and January 1, 2007, if recognized, would not have a material effect on the effective tax rate. We further believe that, other than the potential resolution of the tax litigation and the in-process IRS audit, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

8. Segment Reporting
     In 2006, we operated our business along two reporting segments, which were the Automotive Segment and Atwood Mobile Products Segment. In 2007, and as a result of the sale of our Atwood Segment, we are now operating our business under one reporting segment.
     The following tables present revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
Revenues
North America	$182,088	$169,576	$569,572	$596,210
Europe	236,290	208,990	756,087	674,597
Other foreign countries	27,564	22,388	76,686	65,754

	$445,942	$400,954	$1,402,345	$1,336,561

	September 30, 2007	December 31, 2006
Long-Lived Assets
North America	$134,673	$151,467
Europe	270,113	260,344
Other foreign countries	27,512	23,140

	$432,298	$434,951

     Revenues are attributed to geographic locations based on the location of product production and shipment.
     Customers that accounted for a significant portion of consolidated revenues for the following periods were:

	Nine months ended
	September 30, 2007	October 1, 2006
Ford	16%	15%
Volkswagen	12%	12%
GM	6%	5%
Chrysler	4%	6%
BMW	6%	5%
Lear	0.1%	7%

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
     The components of net periodic benefit costs are as follows (in thousands):

	Defined		Postretirement
	Benefit Plan		Benefit Plans
	Three Months Ended		Three Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$271	$576	$57	$213
Interest cost	1,999	2,066	283	277
Expected return on plan assets	(1,821)	(1,653)	—	—
Amortization of prior service cost (credit)	35	274	(16)	(27)
Recognized actuarial loss	766	747	44	60

Net periodic benefit cost	$1,250	$2,010	$368	$523

	Defined		Postretirement
	Benefit Plan		Benefit Plans
	Nine Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Service cost	$813	$1,714	$171	$528
Interest cost	5,996	6,169	849	1,101
Expected return on plan assets	(5,464)	(4,939)	—	—
Curtailment expense (gain)	3,293	—	(340)	(3,441)
Amortization of prior service cost (credit)	105	767	(49)	—
Recognized actuarial loss	2,298	2,232	131	136

Net periodic benefit cost	$7,041	$5,943	$762	$(1,676)

     We previously disclosed in our financial statements for the year ended December 31, 2006 that we expect to contribute $10.8 million to our pension plans and $1.3 million to our postretirement medical benefit plans in 2007. Our 2007 actual contributions are $7.7 million to our pension plans and $1.8 million to our postretirement medical benefit plans.
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
11. Consolidating Guarantor and Non-Guarantor Financial Information
     The following condensed consolidating financial information presents balance sheets, statements of operations and cash flow information related to our business and gives effect to the restatement discussed in Note 14 to the condensed consolidated financial statements. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary and has fully and unconditionally guaranteed the Senior Unsecured Notes and Senior Subordinated Notes (collectively, the “Notes”) issued by Dura Operating Corp. (“DOC”), on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors. As a result of the chapter 11 filings, the liabilities under the Notes are subject to compromise. (See Note 6 to the condensed consolidated financial statements for a further description of the Notes and refer to Note. 13 for discussion of subsequent events, including Dura’s emergence from bankruptcy in June 2008).
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

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Balance Sheet as of September 30, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
	Assets
Current Assets:
Cash and cash equivalents	$—	$4,397	$—	$62,155	$—	$66,552
Accounts receivable, net of reserve for doubtful accounts		30,498	89,390	209,337	—	329,225
Inventories	—	13,388	31,864	83,499	—	128,751
Deferred income taxes	—	—	—	5,206	—	5,206
Other current assets	—	14,168	7,433	70,502	—	92,103
Due from affiliates	—	59,263	—	—	(59,263)	—

Total current assets	—	121,714	128,687	430,699	(59,263)	621,837

Property, plant and equipment, net	—	33,054	84,240	315,004	—	432,298
Deferred income taxes	—	3	—	22,727	—	22,730
Notes receivable from affiliates	55,049	22,399	110,594	—	(188,042)	—
Investment in subsidiaries	—	489,942	10,238	140,784	(640,964)	—
Other assets, net	—	16,347	2,939	1,519	—	20,805

	$55,049	$683,459	$336,698	$910,733	$(888,269)	$1,097,670

	Liabilities and Stockholders’ Investment (Deficit)
Current Liabilities:
Debtors-in-possession financing	$—	$119,936	$—	$—	$—	$119,936
Current maturities of long-term debt	—	—	—	2,192	—	2,192
Accounts payable	—	41,211	5,159	124,486	—	170,856
Accrued liabilities	—	61,148	14,868	124,105	1	200,122
Due to affiliates	—	—	2,120	57,143	(59,263)	—

Total current liabilities	—	222,295	22,147	307,926	(59,262)	493,106

Long-Term Liabilities:
Long-term debt, net of current maturities	—	—	—	1,620	—	1,620
Other noncurrent liabilities/ Investment in subsidiaries obligation	826,630	32,261	356	78,416	(826,632)	111,031
Notes payable to affiliates	—	—	—	188,042	(188,042)	—

Total long-term liabilities	826,630	32,261	356	268,078	(1,014,674)	112,651
Liabilities subject to compromise	55,049	1,257,493	—	—	—	1,312,542

Total Liabilities	881,679	1,512,049	22,503	576,004	(1,073,936)	1,918,299
Commitments and Contingencies (Notes 4, 6, 9 and 10)
Minority interests	—	—	—	6,001	—	6,001
Stockholders’ investment (deficit)	(826,630)	(828,590)	314,195	328,728	185,667	(826,630)

	$55,049	$683,459	$336,698	$910,733	$(888,269)	$1,097,670

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
Revenues	$—	$54,725	$108,869	$284,070	$(1,722)	$445,942
Cost of sales	—	49,384	115,272	270,589	(1,722)	433,523

Gross profit (loss)	—	5,341	(6,403)	13,481	—	12,419
Selling, general and administrative expenses	—	2,680	12,819	13,053	—	28,552
Facility consolidation, goodwill and asset impairment, and other charges	—	859	457	979	—	2,295
Amortization expense	—	56	—	—	—	56

Operating income (loss)	—	1,746	(19,679)	(551)	—	(18,484)
Interest expense, net	—	10,739	(233)	2,099	—	12,605

Loss from continuing operations before reorganization items, income taxes and minority interest		(8,993)	(19,446)	(2,650)		(31,089)
Reorganization items	—	13,109	—	—	—	13,109

Loss from continuing operations before income taxes and minority interest	—	(22,102)	(19,446)	(2,650)	—	(44,198)
Provision (benefit) for income taxes	—	(10,437)	(6,806)	3,716	—	(13,527)
Minority interest in non-wholly owned subsidiaries / Equity in (earnings) losses of affiliates	61,075	198,882	—	(1,848)	(258,008)	101

Loss from continuing operations	(61,075)	(210,547)	(12,640)	(4,518)	258,008	(30,772)
Income (loss) from discontinued operations, net of tax	—	149,472	(179,775)	—	—	(30,303)

Net loss	$(61,075)	$(61,075)	$(192,415)	$(4,518)	$258,008	$(61,075)

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
Revenues	$—	$162,028	$341,855	$902,824	$(4,362)	$1,402,345
Cost of sales	—	145,972	367,363	842,815	(4,362)	1,351,788

Gross profit (loss)	—	16,056	(25,508)	60,009	—	50,557
Selling, general and administrative expenses	—	7,038	36,771	53,690	—	97,499
Facility consolidation, goodwill and asset impairment, and other charges	—	174,818	4,861	28,699	—	208,378
Amortization expense	—	96	—	—	—	96

Operating loss	—	(165,896)	(67,140)	(22,380)	—	(255,416)
Interest expense, net	—	31,070	287	6,387	—	37,744

Loss from continuing operations before reorganization items, income taxes and minority interest	—	(196,966)	(67,427)	(28,767)	—	(293,160)
Reorganization items	—	41,595	—	—	—	41,595

Loss from continuing operations before income taxes and minority interest	—	(238,561)	(67,427)	(28,767)	—	(334,755)
Provision (benefit) for income taxes	—	7,610	(23,600)	15,521	—	(469)
Minority interest in non-wholly owned subsidiaries / Equity in (earnings) losses of affiliates	362,477	265,778	—	(3,162)	(624,774)	319

Loss from continuing operations	(362,477)	(511,949)	(43,827)	(41,126)	624,774	(334,605)
Income (loss) from discontinued operations, net of tax	—	149,472	(177,344)	—	—	(27,872)

Net loss	$(362,477)	$(362,477)	$(221,171)	$(41,126)	$624,774	$(362,477)

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(362,477)	$(362,477)	$(221,171)	$(41,126)	$624,774	$(362,477)
Less: Income (loss) from discontinued operations	—	149,472	(177,344)	—	—	(27,872)

Loss from continuing operations	(362,477)	(511,949)	(43,827)	(41,126)	624,774	(334,605)
Adjustments required to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	4,625	11,951	40,149	—	56,725
Asset impairment	—	(100)	3,825	1,460	—	5,185
Goodwill impairment	—	176,314	—	8,183	—	184,497
Facility consolidation charges	—	(1,397)	1,037	19,056	—	18,696
Amortization of deferred financing fees	—	6,144	—	—	—	6,144
Bad debt expense	—	802	(89)	490	—	1,203
Reorganization items	—	41,595	—	—	—	41,595
Repayments for reorganization items	—	(37,312)	—	—	—	(37,312)
Deferred income tax (benefit) expense	—	(15,801)	—	3,394	—	(12,407)
Equity in losses of affiliates minority interest and other	362,477	227,934	32,378	(10,610)	(628,646)	(16,467)

Net cash provided by (used in) continuing operating activities	—	(109,145)	5,275	20,996	(3,872)	(86,746)

INVESTING ACTIVITIES:
Capital expenditures	—	(4,671)	(5,345)	(36,085)	—	(46,101)
Proceeds from sale of assets and other	—	—	705	268	—	973

Net cash used in continuing investing activities	—	(4,671)	(4,640)	(35,817)	—	(45,128)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	—	15,335	—	—	—	15,335
Repayments of long-term borrowings	—	(62,638)	—	(1,456)	—	(64,094)
Debt issue costs	—	(402)	—	—	—	(402)
Debt financing (to)/from affiliates	—	(1,697)	(656)	(1,519)	3,872	—

Net cash provided by (used in) continuing financing activities	—	(49,402)	(656)	(2,975)	3,872	(49,161)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	1,941	—	1,941

NET CASH FLOWS FROM CONTINUING OPERATIONS	—	(163,218)	(21)	(15,855)	—	(179,094)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	—	805	—	—	805
Investing activities, including proceeds from sale of business	—	155,200	(805)	—	—	154,395

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	—	155,200	—	—	—	155,200
CASH AND CASH EQUIVALENTS:
Beginning of period	—	12,415	21	78,010	—	90,446

End of period	$—	$4,397	$—	$62,155	$—	$66,552

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Balance Sheet as of December 31, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	As restated*	As restated*	As restated*	As restated*	As restated*
	(Amounts in thousands)
	Assets
Current Assets:
Cash and cash equivalents	$—	$12,415	$21	$78,010	$—	$90,446
Accounts receivable, net of reserve for doubtful accounts	—	17,885	97,459	178,491	—	293,835
Inventories	—	9,576	31,584	76,698	—	117,858
Deferred income taxes	—	—	—	6,642	—	6,642
Other current assets	—	28,650	16,241	77,784	—	122,675
Due from affiliates	—	40,511	—	—	(40,511)	—
Current assets of discontinued operations	—	—	50,592	—	—	50,592

Total current assets	—	109,037	195,897	417,625	(40,511)	682,048

Property, plant and equipment, net	—	35,137	94,196	305,618	—	434,951
Goodwill	—	170,314	5,621	8,386	—	184,321
Deferred income taxes	—	(316)	—	22,354	—	22,038
Notes receivable from affiliates	57,091	—	196,085	—	(253,176)	—
Investment in subsidiaries	—	718,414	10,238	137,304	(865,956)	—
Other assets, net	—	13,608	3,874	1,005	—	18,487
Noncurrent assets of discontinued operations	—	57,686	55,310	—	—	112,996

	$57,091	$1,103,880	$561,221	$892,292	$(1,159,643)	$1,454,841

	Liabilities and Stockholders’ Investment (Deficit)
Current Liabilities:
Debtors-in-possession financing	$—	$165,000	$—	$—	$—	$165,000
Current maturities of long-term debt	2,042	224	—	2,413	—	4,679
Accounts payable	—	21,181	8,354	132,023	—	161,558
Accrued liabilities	—	42,558	17,470	101,000	—	161,028
Due to affiliates	—	—	1,317	39,194	(40,511)	—
Current liabilities of discontinued operations	—	—	7,074	—	—	7,074

Total current liabilities	2,042	228,963	34,215	274,630	(40,511)	499,339

Long-Term Liabilities:
Long-term debt, net of current maturities	—	—	—	2,596	—	2,596
Other noncurrent liabilities/ Investment in subsidiaries obligation	503,327	49,464	(2,555)	65,529	(503,327)	112,438
Notes payable to affiliates	—	50,782	—	202,394	(253,176)	—
Noncurrent liabilities of discontinued operations	—	—	3,253	—	—	3,253

Total long-term liabilities	503,327	100,246	698	270,519	(756,503)	118,287

Liabilities subject to compromise	55,049	1,280,034	—	—	—	1,335,083

Total Liabilities	560,418	1,609,243	34,913	545,149	(797,014)	1,952,709
Commitments and Contingencies (Notes 4, 6, 9 and 10)
Minority interests	—	—	—	5,459	—	5,459
Stockholders’ investment (deficit)	(503,327)	(505,363)	526,308	341,684	(362,629)	(503,327)

	$57,091	$1,103,880	$561,221	$892,292	$(1,159,643)	$1,454,841

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Three Months Ended October 1, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	* As restated	* As restated	* As restated	* As restated
	(Amounts in thousands)
Revenues	$—	$34,537	$97,068	$271,476	$(2,127)	$400,954
Cost of sales	—	32,868	107,318	264,116	(2,127)	402,175

Gross profit (loss)	—	1,669	(10,250)	7,360	—	(1,221)
Selling, general and administrative expenses	—	6,589	14,791	16,757	—	38,137
Facility consolidation, goodwill and asset impairment, and other charges	—	119,785	156,722	395,281	—	671,788
Amortization expense	—	56	—	4	—	60

Operating loss	—	(124,761)	(181,763)	(404,682)	—	(711,206)
Interest expense, net	1,070	24,623	321	3,932	—	29,946

Loss from continuing operations before income taxes and minority interest	(1,070)	(149,384)	(182,084)	(408,614)	—	(741,152)
Benefit for income taxes	(375)	(17,341)	(17,563)	(1,597)	—	(36,876)
Minority interest in non-wholly owned subsidiaries / Equity in losses of affiliates	693,696	564,330	—	46,694	(1,304,602)	118

Loss from continuing operations	(694,391)	(696,373)	(164,521)	(453,711)	1,304,602	(704,394)
Income from discontinued operations, net of tax	—	2,678	1,785	5,540	—	10,003

Net loss	$(694,391)	$(693,695)	$(162,736)	$(448,171)	$1,304,602	$(694,391)

*	See Note 14 to the condensed consolidated financial statements.

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Nine Months Ended October 1, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	* As restated	* As restated	* As restated	* As restated
	(Amounts in thousands)
Revenues	$—	$117,643	$346,023	$881,953	$(9,058)	$1,336,561
Cost of sales	—	111,435	354,063	811,956	(9,058)	1,268,396

Gross profit (loss)	—	6,208	(8,040)	69,997	—	68,165
Selling, general, and administrative expenses	—	9,493	45,113	52,112	—	106,718
Facility consolidation, goodwill and asset impairment, and other charges	—	119,785	159,085	398,368	—	677,238
Amortization expense	—	167	—	12	—	179

Operating loss	—	(123,237)	(212,238)	(380,495)	—	(715,970)
Interest expense, net	3,210	72,421	1,004	8,305	—	84,940

Loss from continuing operations before income taxes and minority interest	(3,210)	(195,658)	(213,242)	(388,800)	—	(800,910)
Provision (benefit) for income taxes	(1,124)	108,391	(60,921)	6,366	—	52,712
Minority interest in non-wholly owned subsidiaries / Equity in losses of affiliates	830,593	528,040	—	45,791	(1,404,095)	329

Loss from continuing operations	(832,679)	(832,089)	(152,321)	(440,957)	1,404,095	(853,951)
Income from discontinued operations, net of tax	—	1,497	10,270	8,485	—	20,252

Loss before change in accounting principle	(832,679)	(830,592)	(142,051)	(432,472)	1,404,095	(833,699)
Cumulative effect of change in accounting principle, net of tax	—	—	—	1,020	—	1,020

Net loss	$(832,679)	$(830,592)	$(142,051)	$(431,452)	$1,404,095	$(832,679)

*	See Note 14 to the condensed consolidated financial statements.

Dura Automotive Systems, Inc.
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended October 1, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	* As restated	* As restated	* As restated	* As restated
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(832,679)	$(830,592)	$(142,051)	$(431,452)	$1,404,095	$(832,679)

Less: Income from discontinued operations	—	1,497	10,270	8,485	—	20,252
Cumulative effect of change in accounting principle, net of tax	—	—	—	1,020	—	1,020

Loss from continuing operations	(832,679)	(832,089)	(152,321)	(440,957)	1,404,095	(853,951)
Adjustments required to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	—	4,950	13,428	38,977	—	57,355
Goodwill impairment	—	152,905	106,847	377,554	—	637,306
Facility consolidation charges	—	(39,461)	39,461	—	—	—
Amortization of deferred financing fees	—	3,060	—	—	—	3,060
Deferred income tax expense	—	59,479	2,302	1,707	—	63,488
Equity in losses of affiliates minority interest and other	832,679	75,253	(42,371)	4,217	(896,835)	(27,057)

Net cash used in continuing operating activities	—	(575,903)	(32,654)	(18,502)	507,260	(119,799)

INVESTING ACTIVITIES:
Capital expenditures and proceeds from sales of assets and other	—	442,910	36,398	(32,360)	(510,900)	(63,952)

Net cash provided by (used in) continuing investing activities	—	442,910	36,398	(32,360)	(510,900)	(63,952)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	—	135,038	(3,640)	2,325	3,640	137,363
Repayments on other long-term borrowings	—	(2,299)	—	(1,039)	—	(3,338)
Proceeds from sale of equity securities	—	257	—	—	—	257
Debt issue costs	—	(1,964)	—	—	—	(1,964)
Other, net	—	—	—	(99)	—	(99)

Net cash provided by (used in) continuing financing activities	—	131,032	(3,640)	1,187	3,640	132,219

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	12,472	—	12,472

NET CASH FLOWS FROM CONTINUING OPERATIONS	—	(1,961)	104	(37,203)	—	(39,060)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	1,497	10,774	2,592	—	14,863
Investing activities, including proceeds from sale of business	—	—	(10,774)	17,587	—	6,813

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	—	1,497	—	20,179	—	21,676

CASH AND CASH EQUIVALENTS:
Beginning of period	—	3,911	(40)	98,018	—	101,889

End of period	$—	$3,447	$64	$80,994	$—	$84,505

*	See Note 14 to the condensed consolidated financial statements.

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

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION BALANCE SHEETS
(In thousands of dollars)

	September 30, 2007	December 31, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$5,574	$13,787
Accounts receivable, net Third parties	124,147	139,679
Non-Debtors subsidiaries	29,965	17,479
Inventories	47,901	47,066
Other current assets	30,676	57,018
Current assets of discontinued operations	—	50,592

Total current assets	238,263	325,621

Property, plant and equipment, net	128,927	145,207
Goodwill	—	175,935
Notes receivable from non-Debtor subsidiaries	188,750	181,657
Investments in non-Debtor subsidiaries	221,665	225,374
Other assets, net	19,332	17,234
Noncurrent assets of discontinued operations	—	112,996

	$796,937	$1,184,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities Not Subject to Compromise:
Debtors-in-possession financing	$119,936	$165,000
Current maturities of long-term debt	—	2,266
Accounts payable	46,929	31,606
Accounts payable to non-Debtor subsidiaries	1,408	1,073
Accrued liabilities	85,407	71,302
Deferred income taxes	1,709	1,835
Current liabilities of discontinued operations	—	7,074

Total Current Liabilities Not Subject to Compromise	255,389	280,156

Long-term Liabilities:
Notes payable to non-Debtor subsidiaries	9,194	8,539
Pension and postretirement benefits	42,775	47,734
Other noncurrent liabilities	3,667	12,586
Noncurrent liabilities of discontinued operations	—	3,253
Liabilities Subject to Compromise	1,312,542	1,335,083

Total Liabilities	1,623,567	1,687,351

Stockholders’ Deficit	(826,630)	(503,327)

	$796,937	$1,184,024

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENTS OF OPERATIONS
(In thousands of dollars)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007
Revenues	$169,443	$539,091
Cost of sales	173,493	552,858

Gross loss	(4,050)	(13,767)
Selling, general and administrative expenses	16,102	45,730
Facility consolidation, goodwill and asset impairment, and other charges	1,474	187,313
Amortization expense	56	96

Operating loss	(21,682)	(246,906)
Interest expense, net	11,456	34,195

Loss before reorganization items, income taxes and equity loss from non-debtor subsidiaries	(33,138)	(281,101)
Reorganization items	13,109	41,595

Loss before income taxes and equity loss from non-debtor subsidiaries	(46,247)	(322,696)
Benefit from income taxes	(17,029)	(14,171)
Equity loss from non-debtor subsidiaries, net of tax	1,554	26,080

Loss from continuing operations	(30,772)	(334,605)
Loss from discontinued operations	(30,303)	(27,872)

Net loss	$(61,075)	$(362,477)

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2007
(In thousands of dollars)

OPERATING ACTIVITIES:
Net loss	$(362,477)
Less: Net loss from discontinued operations	(27,872)
Less: Cumulative effect of accounting change, net of tax	—

Loss from continuing operations	(334,605)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	18,696
Asset impairments	3,903
Goodwill impairment	176,314
Facility consolidation charges	7,096
Amortization of deferred financing fees	6,144
Loss on sale of assets	157
Bad debts expense	711
Reorganization items	41,595
Payments on reorganization items	(37,312)
Deferred income taxes benefit	(13,789)
Equity (income) from non-Debtor subsidiaries, net of tax	26,080
Change in other operating items:
Accounts receivable	15,274
Inventories	(2,823)
Other current assets	22,889
Accounts payable and accrued liabilities	(15,027)
Other non current assets, liabilities and noncash items	(8,116)
Current intercompany transactions	(13,439)

Net cash used in continuing operating activities	(106,252)

INVESTING ACTIVITIES:
Capital expenditures	(10,404)
Proceeds from sale of assets and other	705

Net cash used in continuing investing activities	(9,699)

FINANCING ACTIVITIES:
DIP Revolver borrowings, net	15,335
Repayments on DIP term loan	(60,399)
Repayments on other long-term borrowings	(2,239)
Debt issue costs	(402)

Net cash used in continuing financing activities	(47,705)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	243
NET CASH FLOWS FROM CONTINUING OPERATIONS	(163,413)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	805
Investing activities, including proceeds from sale of business	154,395

NET CASH FLOWS FROM DISCONTINUED OPERATIONS:	155,200
CASH AND CASH EQUIVALENTS:
Beginning of period	13,787

Ending of period	$5,574

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
     The following tables reflect the effects of the restatement on the condensed consolidating statements of operations for the three months and nine months ended October 1, 2006 and the condensed consolidating statement of cash flows for the nine months ended October 1, 2006 contained in Note 11 to the consolidated financial statements.

	Previously Reported						Restated
	Dura	Dura		Non-				Dura		Non-
	Automotive	Operating	Guarantor	Guarantor			Dura Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
Condensed Consolidating
Statement of Operations
(Amounts in thousands)
For the Three Months Ended October 1, 2006
Revenues	$—	$52,730	$154,141	$271,477	$(2,519)	$475,829	$—	$34,537	$97,068	$271,476	$(2,127)	$400,954
Cost of sales	—	56,240	156,079	264,116	(2,519)	473,916	—	32,868	107,318	264,116	(2,127)	402,175

Gross profit (loss)	—	(3,510)	(1,938)	7,361	—	1,913	—	1,669	(10,250)	7,360	—	(1,221)
Selling, general and administrative expenses	—	20,008	6,476	14,507	—	40,991	—	6,589	14,791	16,757	—	38,137
Facility consolidation, goodwill and asset impairment, and other charges	—	159,245	117,336	395,281	—	671,862	—	119,785	156,722	395,281	—	671,788
Amortization expense		56	46	4	—	106	—	56	—	4	—	60

Operating income (loss)	—	(182,819)	(125,796)	(402,431)	—	(711,046)	—	(124,761)	(181,763)	(404,682)	—	(711,206)
Interest expense, net	—	25,695	344	3,932	—	29,971	1,070	24,623	321	3,932	—	29,946

Income (loss) from continuing operations before income taxes and minority interest	—	(208,514)	(126,140)	(406,363)	—	(741,017)	(1,070)	(149,384)	(182,084)	(408,614)	—	(741,152)
Provision (benefit) for income taxes	—	(32,242)	30	(7,496)	—	(39,708)	(375)	(17,341)	(17,563)	(1,597)	—	(36,876)
Minority interest in non wholly owned subsidiaries / Equity in (earnings) losses of affiliates	—	520,806	—	31,567	(552,254)	119	693,696	564,330	—	46,694	(1,304,602)	118
Dividends from affiliates	—	(1,190)	—	—	1,190	—	—	—	—	—	—	—

Income (loss) from continuing operations, net of tax	—	(695,888)	(126,170)	(430,434)	551,064	(701,428)	(694,391)	(696,373)	(164,521)	(453,711)	1,304,602	(704,394)
Income (loss) from discontinuing operations, net of tax	—	1,498	—	5,539	—	9,658	—	2,678	1,785	5,540	—	10,003

Net income (loss)	—	$(694,390)	$(126,170)	$(424,895)	$551,064	$(694,391)	(694,391)	$(693,695)	$(162,736)	$(448,171)	$1,304,602	$(694,391)

	Previously Reported						Restated
	Dura	Dura		Non-			Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor			Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
Condensed Consolidating
Statement of Operations
(Amounts in thousands)
For the Nine Months Ended October 1, 2006
Revenues	$—	$184,812	$550,903	$881,953	$(10,784)	$1,606,884	$—	$117,643	$346,023	$881,953	$(9,058)	$1,336,561
Cost of sales	—	197,256	517,693	811,955	(10,784)	1,516,120	—	111,435	354,063	811,956	(9,058)	1,268,396

Gross profit (loss)	—	(12,444)	33,210	69,998	—	90,764	—	6,208	(8,040)	69,997	—	68,165
Selling, general and administrative expenses	—	49,273	20,766	45,362	—	115,401	—	9,493	45,113	52,112	—	106,718
Facility consolidation, goodwill and asset impairment, and other charges	—	159,245	119,699	398,368	—	677,312	—	119,785	159,085	398,368	—	677,238
Amortization expense	—	167	137	12	—	316	—	167	—	12	—	179

Operating income (loss)	—	(221,129)	(107,392)	(373,744)	—	(702,265)	—	(123,237)	(212,238)	(380,495)	—	(715,970)
Interest expense, net	—	75,632	1,078	8,304	—	85,014	3,210	72,421	1,004	8,305	—	84,940

Income (loss) from continuing operations before income taxes and minority interest	—	(296,761)	(108,470)	(382,048)		(787,279)	(3,210)	(195,658)	(213,242)	(388,800)	—	(800,910)
Provision (benefits) for income taxes	—	60,059	30	(4,016)	—	56,073	(1,124)	108,391	(60,921)	6,366	—	52,712

Minority interest in non wholly owned subsidiaries / Equity in (earnings) losses of affiliates	—	480,996	—	30,233	(510,900)	329	830,593	528,040	—	45,791	(1,404,095)	329
Dividends from affiliates	—	(3,640)	—	—	3,640	—	—	—	—	—	—	—

Income (loss) from continuing operations	—	(834,176)	(108,500)	(408,265)	507,260	(843,681)	(832,679)	(832,089)	(152,321)	(440,957)	1,404,095	(853,951)
Income (loss) from discontinuing operations, net of tax	—	1,497	—	8,485	—	9,982	—	1,497	10,270	8,485	—	20,252

Income (loss) before change in accounting principle	—	(832,679)	(108,500)	(399,780)	507,260	(833,699)	(832,679)	(830,592)	(142,051)	(432,472)	1,404,095	(833,699)
Cumulative effect of change in accounting principle, net of tax of $712	—	—	—	1,020	—	1,020	—	—	—	1,020	—	1,020

Net income (loss)	—	$(832,679)	$(108,500)	$(398,760)	$507,260	$(832,679)	(832,679)	$(830,592)	$(142,051)	$(431,452)	$1,404,095	$(832,679)

	Previously Reported						Restated
							Dura
	Dura Automotive	Dura Operating	Guarantor	Non- Guarantor			Automotive	Dura Operating	Guarantor	Non- Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
Condensed Consolidating
Statement of Cash Flows
(Amounts in thousands)
For the Nine Months Ended October 1, 2006
OPERATING ACTIVITIES:
Net income (loss)	$—	(834,175)	$(108,500)	$(408,266)	$507,260	$(843,681)	$(832,679)	$(830,592)	$(142,051)	$(431,452)	$1,404,095	$(832,679)
Less: Income from discontinued operations, net of tax	—	—	—	—	—	—	—	1,497	10,270	8,485	—	20,252
Less: Cumulative effect of change in accouting principle, net of tax	—	—	—	—	—	—	—	—	—	1,020	—	1,020

Income (loss) from continuing operations	—	(834,175)	(108,500)	(408,266)	507,260	(843,681)	(832,679)	(832,089)	(152,321)	(440,957)	1,404,095	(853,951)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities						—

Depreciation and amortization	—	7,830	14,589	38,977	—	61,396	—	4,950	13,428	38,977	—	57,355
Amortization of defered financing fees	—	3,060	—	—	—	3,060		3,060	—	—		3,060
Goodwill impairment	—	152,905	106,847	377,554	—	637,306		152,905	106,847	377,554		637,306
Facility consolidation charges								(39,461)	39,461			—
Deferred income taxes	—	59,479	—	1,707	—	61,186		59,479	2,302	1,707		63,488
Equity in earnings of affiliates and minority interest	—	34,439	(45,270)	(28,473)	—	(39,304)	832,679	75,253	(42,371)	4,217	(896,835)	(27,057)

Net cash provided by (used in) continuing operating activities	—	(576,462)	(32,334)	(18,501)	507,260	(120,037)	—	(575,903)	(32,654)	(18,502)	507,260	(119,799)

INVESTING ACTIVITIES:						—						—
Capital expenditures and proceeds from sales of assets and other	—	442,393	36,077	(32,360)	(510,900)	(64,790)	—	442,910	36,398	(32,360)	(510,900)	(63,952)

Net cash used in continuing investing activities	—	442,393	36,077	(32,360)	(510,900)	(64,790)	—	442,910	36,398	(32,360)	(510,900)	(63,952)

FINANCING ACTIVITIES:						—						—
Long-term borrowings	—	136,114	—	—	—	136,114		135,038				135,038
Repayments of long-term borrowings	—	(2,298)	—	(1,039)	—	(3,337)		(2,299)	—	(1,039)	—	(3,338)
Purchase of treasury shares and other	—	—	(3,640)	2,226	3,640	2,226		—	(3,640)	2,226	3,640	2,226
Proceeds from issuance of common stock and exercise of stock options	—	257	—	—	—	257		257	—	—	—	257
Debt issue costs	—	(1,964)	—	—	—	(1,964)		(1,964)	—	—	—	(1,964)

Net cash provided by (used in) continuing financing activities	—	132,109	(3,640)	1,187	3,640	133,296		131,032	(3,640)	1,187	3,640	132,219

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	12,472	—	12,472		—	—	12,472	—	12,472

NET CHANGE IN CASH FLOWS FROM CONTINUING OPERATIONS	—	(1,960)	103	(37,202)	—	(39,059)	—	(1,961)	104	(37,203)	—	(39,060)
CASH FLOWS FROM DISCONTINUED OPERATIONS	—					—						—
Operating activities	—	1,497	—	2,592	—	4,089		1,497	10,774	2,592	—	14,863
Investing activities	—	—	—	17,587	—	17,587		—	(10,774)	17,587	—	6,813

NET CHANGE IN CASH FLOWS FROM DISCONTINUED OPERATIONS	—	1,497	—	20,179	—	21,676		1,497	—	20,179	—	21,676
CASH AND CASH EQUIVALENTS:						—						—
Beginning of period	—	3,911	(40)	98,018	—	101,889	—	3,911	(40)	98,018	—	101,889
End of period	—	$3,448	$63	$80,995	$—	$84,506		$3,447	$64	$80,994	$—	$84,505

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
Overview
     Our results in 2007, have been adversely impacted by a number of factors, including lower North American production volumes by the Big 3 domestic OEMs (GM, Ford, and Chrysler), continued customer pricing pressures, increases in our raw material costs, excess manufacturing capacity, and our significant interest expense and higher professional fees related directly with chapter 11. The North American automotive industry continued to experience declining production volumes in 2007 by the Big 3 domestic OEMs primarily as a result of decreased demand for pickups and SUVs in light of record high gasoline prices in the United States during this period. We expect adverse automotive industry conditions to continue for some time to come. Our production costs were adversely affected by underutilized capacity and significant increases in our raw material costs.
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
     We continued to implement our operational restructuring plans. Although we believe we have made progress in implementing our plan, our operating results do not reflect the benefits of these plans. We expect to see the impact of these changes in our near-term operating results.

     Over the past several years, the automotive components supply have undergone consolidation and globalization as OEMs reduced their supplier base. In order to lower costs and improve quality, OEMs are awarding sole-source contracts to full-service suppliers who have the capability to design and manufacture their products on a global basis. The OEMs’ criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are seeking suppliers capable of providing complete systems and modules rather than suppliers who only provide separate component parts.
     In response to these trends, over the past several years we pursued an investment strategy that has provided a wider variety of product, manufacturing and technical capabilities. We have broadened our geographic coverage and strengthened our ability to design and manufacture products on a global basis. As a full-service supplier with strong OEM relationships, we expect to continue to benefit from the supply base consolidation trends. We continue to focus on the diversification of our customer and product base. In the first nine months of 2007, approximately 49.5% of revenues were generated from sales to the top automotive OEMs in the world, including Ford, General Motors (“GM”), Chrysler, Volkswagen, Renault-Nissan, PSA Group (“PSA”), Honda and BMW. Approximately 54% of our 2007 automotive revenues were generated in Europe with the remainder primarily from the U.S. The trend toward module sourcing has enabled us to expand our customer base to include large Tier 1 automotive suppliers.
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

(“Old Dura”) and immediately thereafter Newco amended its certificate of incorporation to change its name to “Dura Automotive Systems, Inc.” (“New Dura”). Then, through a series of transactions consummated on the Effective Date:
•	Old Dura (formerly known as Dura) sold (a) its holdings of Atwood Automotive, Inc. to New Dura Holdco and (b) substantially all of its other assets (including the stock of DOC) to New Dura Opco. In exchange therefore, Old Dura received (a) 8,400,000 shares of common stock, par value $0.01 per share, of New Dura (the “New Common Stock”) and (b) 2,281,000 shares of Series A Redeemable Voting Mandatorily Convertible Preferred Stock, par value $0.01 per share (the “New Series A Preferred Stock”);
•	New Dura issued 83,750 shares of New Series A Preferred Stock to the lenders under its new Senior Secured Second Lien Credit Facility as consideration for providing the facility;
•	Except to the extent otherwise provided in the Confirmed Plan, Old Dura’s notes, stock, instruments, certificates, and other documents evidencing the Senior Notes Claims, Subordinated Notes Claims, Convertible Subordinated Debentures Claims, Convertible Trust Guarantees and Equity Interests (including the 18,904,222 shares of Old Dura’s Class A Common Stock, par value $0.01 per share, which were outstanding as of June 1, 2007) existing immediately prior to the Effective Date were cancelled;
•	Old Dura distributed 7,324,060 shares of the New Common Stock to Senior Notes indenture Trustee on behalf of Senior Notes holders, (as defined in the Confirmed Plan) and 2,281,000 shares of the New Series A Preferred Stock to the holders of Allowed Second Lien Facility Claims (as defined in the Confirmed Plan); and
•	Old Dura issued approximately 146,000 shares of New Common Stock to be distributed at a later date to holders of Allowed Class 5A Claims (as defined in the Confirmed Plan).
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
     To further enhance profitability of the Company’s European and other non-debtor foreign subsidiaries, whose operations are located principally in Europe, the Company had moved production of control system products from the following facilities:
•	Pamplona, Spain. The Company closed this facility in the second quarter of 2008 and relocated production to Carregado, Portugal and to its LCC facilities in Eastern Europe
•	Llanelli, United Kingdom. The Company transferred the entire production capacity of this facility to plants in Koprivinice, Czech Republic and Timisora, Romania.
•	Barcelona, Spain. The Company transferred the entire production capacity of this facility to Daun, Germany and LCC Facilities located in Koprivinice, Czech Republic and Timisora, Romania, which will further decrease direct labor costs and increase plant utilization.
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
Cancelled Indebtedness
     On the Effective Date and pursuant to the Confirmed Plan, the following outstanding debt securities of certain of the Debtors were cancelled, and the indentures governing such debt securities were terminated:
•	8.625% Senior Notes due April 15, 2012, issued by DOC pursuant to the Indenture, dated April 18, 2002, among DOC (as issuer), certain affiliates of DOC (as guarantors), and BNY Midwest Trust Company (as trustee). The holders of these noted received approximately 95% of the common stock of the New Dura;
•	9% Senior Subordinated Notes due May 1, 2009, issued by DOC pursuant to the Indentures, dated April 22, 1999, April 22, 1999, and June 22, 2001, among DOC (as issuer), certain affiliates of DOC (as guarantors), and U.S. Bank Trust National Association (as trustee), as amended, supplemented or otherwise modified; and
•	7.5% Convertible Subordinated Debentures due March 31, 2028, issued by Old Dura pursuant to the Junior Convertible Subordinated Indenture, dated as of March 20, 1998, among Old Dura (as issuer) and The First National Bank of Chicago (as trustee);
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
     DOC will make mandatory prepayments to the extent that the Senior Secured Revolving Credit Facility has been repaid in full: (i) 100% of the net cash proceeds of any incurrence of debt (other than permitted debt) by the parties to the loans and their domestic subsidiaries; (ii) 100% of the net cash proceeds of any sale or disposition by the parties to the loans and their domestic subsidiaries of any assets (in excess of $1 million) except for sales of inventory or obsolete, uneconomic, surplus or worn-out property, in each case, in the ordinary course of business, and subject to customary thresholds and exceptions (including the right to reinvest the proceeds); and (iii) a certain percentage excess cash flow for each fiscal year of DOC commencing with the fiscal year ending December 31, 2009, with stepdowns to be mutually agreed and with a right to reinvest the mandatory prepayment resulting from excess cash flow.
     The Second Lien Credit Facility is secured by (1) a first priority lien on the portion of the collateral consisting of (a) all intercompany indebtedness owed to New Dura, DOC and all guarantors from any foreign subsidiaries and (b) up to 100% of the equity interests of all first-tier foreign subsidiaries of New Dura, DOC and all other guarantors; and (2) a second priority lien on all collateral, junior to the liens of the Senior Secured Revolving Credit Facility (other than the portion of the collateral which the Second Lien Credit Facility will have a second priority lien, as set forth in this section).
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
European First Lien Term Loan
     On June 27, 2008, Dura Holding Germany GmbH, a non-domestic indirect subsidiary of DOC, and certain of Dura Holding Germany GmbH’s non-domestic subsidiaries entered into the Credit Agreement (the “European First Lien Term Loan”) with Blackstone Distressed Securities Fund (Luxembourg) SARL and GSO Domestic Capital Funding (Luxembourg) SARL as lenders and Deutsche Bank Trust Company Americas as administrative agent and collateral agent. The European First Lien Term Loan consists of a €32.2 million term loan for a term of four years. The loan will carry an interest rate of EURIBOR plus 925 bps.
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
European Factoring Agreements
     On the Effective Date, Dura Holding Germany GmbH and certain of Dura Holding Germany GmbH’s non-domestic subsidiaries were party to certain receivables factoring agreements including (i) with GEFactoFrance for the purchase of receivables from a French subsidiary of New Dura and (ii) the purchase of receivables from COFACE Finance GmbH in an amount outstanding of €32.7 million on the Effective Date
     The European Factoring Agreements contain representations and warranties and conditions precedent that are customary for transactions of this type.
Changes in the Board of Directors
     On May 6, 2008, Mr. Yousif B. Ghafari resigned from his position as a member of the Board of Directors.
     On the Effective Date and pursuant to the Confirmed Plan, the following directors resigned from the Board of Directors of Old Dura: Walter P. Czarnecki, Jack K. Edwards, James O. Futterknecht, Jr., J. Richard Jones, Nick G. Preda and Ralph R. Whitney, Jr. On the Effective Date and pursuant to the Confirmed Plan, the following individuals were appointed members of the Board of Directors of New Dura (the “New Dura Board”): Fred Bentley, Steven J. Gilbert, Timothy D. Leuliette, Andrew (Andy) B. Mitchell, Peter F. Reilly, and Jeffery M. Stafeli. Lawrence A. Denton, a director of Old Dura and New Dura prior to the Effective Date, remained on the Board of Directors of New Dura following the Effective Date. Shortly after the Effective Date, Lawrence A. Denton resigned from the Board of Directors of New Dura and Robert S. Oswald was appointed as a member of the Board of Directors of New Dura. Further, Mr. Gilbert was appointed Chairman of the Board of Directors in July 2008
     On July 16, 2008, the Board of Directors appointed Timothy D. Leuliette as the Company’s President and Chief Executive Officer. Mr. Leuliette, 58, is currently Chairman and Chief Executive Officer of Leuliette Partners LLC, an investment and financial services firm. He previously served as Co-Chairman and Co-Chief Executive Officer of Asahi Tec Corporation, a manufacturer of automotive parts and other products, and Chairman, Chief Executive Officer and President of its subsidiary, Metaldyne Corporation, an automotive supplier. Mr. Leuliette has also previously served as President and Chief Operating Officer of privately held Penske Corporation, and as President and Chief Executive Officer of ITT Automotive and Executive Vice President of ITT Corporation. Over his career, Mr. Leuliette has held executive and management positions at both vehicle manufacturers and suppliers and has served on both corporate and civic boards, including as Chairman of the Detroit Branch of the Federal Reserve Bank of Chicago.
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
     On May 8, 2008, New Dura amended the SERP in order to confirm its definition of change of control to match in that of the COC Amendments. On the same date, New Dura amended the employment agreement of Mr. Denton to provide him with a company sale incentive payment in place of his restricted stock units, which were cancelled. The amount of the sale incentive payment varies with the amount and timing of any such sale.
Significant Accounting Policies and Critical Accounting Estimates
     Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. For a discussion of our significant accounting policies and critical accounting estimates, see Note 1 and Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2006.
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

	Three Months Ended September 30, and October 1
		% of		% of
(In thousands of dollars)	2007	Revenues	2006	Revenues	Variance	% Change

Revenues	$445,942	100%	$400,954	100%	$44,988	11.2%
Cost of sales	433,523	97%	402,175	100%	31,348	7.8%

Gross profit (loss)	12,419	3%	(1,221)	0%	13,640	-1117.1%
Selling, general and administrative expenses	28,552	6%	38,137	10%	(9,585)	-25.1%
Facility consolidation, goodwill and asset impairment, and other charges	2,295	1%	671,788	168%	(669,493)	-99.7%
Amortization expense	56	0%	60	0%	(4)	-6.7%

Operating loss	(18,484)	-4%	(711,206)	-177%	692,722	-97.4%
Interest expense, net	12,605	3%	29,946	7%	(17,341)	-57.9%
Loss from continuing operations before reorganization items, income taxes and minority interest	(31,089)	-7%	(741,152)	-185%	710,063	-95.8%
Reorganization items	13,109	3%	—	0%	13,109	100%
Provision (benefit) for income taxes	(13,527)	-3%	(36,876)	-9%	23,349	-63.3%
Minority interest	101	0%	118	0%	(17)	-14.4%

Loss from continuing operations	(30,772)	-7%	(704,394)	-176%	673,622	-95.6%
Income (loss) from discontinued operations	(30,303)	-7%	10,003	2%	(40,306)	-402.9%

Net loss	$(61,075)	-14%	$(694,391)	-173%	$633,316	-91.2%

	Nine Months Ended September 30, and October 1
		% of		% of
(In thousands of dollars)	2007	Revenues	2006	Revenues	Variance	% Change

Revenues	$1,402,345	100%	$1,336,561	100%	$65,784	4.9%
Cost of sales	1,351,788	96%	1,268,396	95%	83,392	6.6%

Gross profit	50,557	4%	68,165	5%	(17,608)	-25.8%
Selling, general and administrative expenses	97,499	7%	106,718	8%	(9,219)	-8.6%
Facility consolidation, goodwill and asset impairment, and other charges	208,378	15%	677,238	51%	(468,860)	-69.2%
Amortization expense	96	0%	179	0%	(83)	-46.4%

Operating loss	(255,416)	-18%	(715,970)	-54%	460,554	-64.3%
Interest expense, net	37,744	3%	84,940	6%	(47,196)	-55.6%
Loss from continuing operations before reorganization items, income taxes and minority interest	(293,160)	-21%	(800,910)	-60%	507,750	-63.4%
Reorganization items	41,595	3%	—	0%	41,595	100%
Provision for income taxes	(469)	0%	52,712	4%	(53,181)	-100.9%
Minority interest	319	0%	329	0%	(10)	-3.0%

Loss from continuing operations	(334,605)	-24%	(853,951)	-64%	519,346	-60.8%
Income (loss) from discontinued operations	(27,872)	-2%	20,252	2%	(48,124)	-237.6%
Cumulative affect of change in accounting principle (net of tax)	—	0%	1,020	0%	(1,020)	-100%

Net loss	$(362,477)	-26%	$(832,679)	-62%	$470,202	-56.5%

Geographical Results of Operations

	Three Months Ended September 30, and October 1,
	Revenues			Operating Profit (Loss)
(In thousands of dollars)	2007	2006	Variance	2007	2006	Variance
North America	$182,088	$169,576	$12,512	$(21,209)	$(205,751)	$184,542
Europe	236,290	208,990	27,300	1,276	(476,765)	478,041
Other foreign countries	27,564	22,388	5,176	1,449	(28,690)	30,139

Total	$445,942	$400,954	$44,988	$(18,484)	$(711,206)	$692,722

	Nine Months Ended September 30, and October 1,
	Revenues			Operating Profit (Loss)
(In thousands of dollars)	2007	2006	Variance	2007	2006	Variance
North America	$569,572	$596,210	$(26,638)	$(246,391)	$(235,189)	$(11,202)
Europe	756,087	674,597	81,490	(12,122)	(453,858)	441,736
Other foreign countries	76,686	65,754	10,932	3,097	(26,923)	30,020

Total	$1,402,345	$1,336,561	$65,784	$(255,416)	$(715,970)	$460,554

Results of Operations — Three Months Ended September 30, 2007 vs. Three Months Ended October 1, 2006
     The Company’s results for the quarter ended September 30, 2007 as compared to the quarter ended 2006 were impacted as follows:
•	Net revenues increased by $45.0 million or 11 percent`
•	Gross profit as a percent of net revenue increased to 3 percent.
•	SG&A expense as a percent of net revenue decreased from 10 percent to 6 percent
•	Net loss as a percent of net revenue was -14 percent compared to -173 percent last year.
     For the three months ended September 30, 2007, we reported net revenue of $445.9 million and a net loss of $61.1 million. The net loss for the three months ended September 30, 2007 includes facilities consolidation, goodwill and asset impairment costs of $2.3 million, reorganization charges of $13.1 million, interest expense, net of $12.6 million and loss from discontinued operation of $30.3 million.
     Revenues. For the third quarter ended September 30, 2007 net revenues increased 11% to $445.9 million from $400.9 million for the same period in 2006. This is primarily due to volume and price increases, favourable product mix, favourable foreign currency fluctuations of 20.5 million due to the strengthening of the euro as compared to the U.S. dollar, improvement/reduction in excess capacity resulted from increased production volume, and collecting on the ongoing restructuring and manufacturing operations alignments and relocations efforts to lower cost countries. In 2007, there are slowdowns in the North America automotive market, which negatively impacted net sales and gross margin during the first half of 2007. North America sales picked up during the third quarter collecting on product launches’ efforts made during 2006 and 2007. YTD 2007 gross margin slightly decreased as compared to 2006 primarily due to excess capacity resulted from the above slowdown of the North America automotive during the first half of 2007.
     We believe the future price of gasoline and interest rates will have the greatest impact on our OEM customer’s future requirements for our products. Over 25% of our revenue is derived from product sales associated with the Big 3 domestic OEM automakers platforms throughout the world. We are currently heavily dependent on their future requirements for our products.
     Cost of Sales Cost of sales’ increased 8% to $433.5 million from $402.2 million for the same period in 2006. Production costs were adversely affected by significant increases in our raw material costs, including steel, aluminum and resin, increases in freight costs, and by excess production capacity.
     Under utilization of production capacity as a result of lower customer production volumes has severely impacted our gross profit. We intend to continue to implement our operational restructuring plans to reduce our production capacity and to move production to our best-in-cost facilities. Although we believe we have made significant progress in implementing our plan, our operating results do not reflect these changes and we expect to see the impact of these changes in our near-term operating results. In response to current industry conditions, we continue to reduce our worldwide workforce to better align our direct and indirect costs with our existing revenue level.

     Selling, General, and Administrative (SG&A). SG&A expense decreased 25% to $28.6 million for the third quarter ended September 30,2007 as compared to $38.1 million the same period last year. The decrease was realized primarily through lower employee-related expenses due to reduced headcount. This decrease was partially offset by higher professional fees and employee related compensation in 2007. We continue to focus on these costs to ensure they are aligned with the business.
     Facility Consolidation, Goodwill and Asset Impairment. Facility consolidation charges represent facility closure and exit costs associated with our ongoing restructuring plans. Charges include severances, goodwill and asset impairment, goodwill impairments and costs related to moving people and businesses. As a result of the facilities closure announcements made by the Company during 2007, we recognized charges of $2.3 million as compared to $671.8 million in 2006. In 2006, we recorded a $636 million of goodwill impairment charges for our Control Systems reporting unit.
     Interest Expense. Interest expense is decreased 58% to $12.6 million in the third quarter ended September 30, 2007 as compared to $29.9 million last year. The decrease was attributed to the fact that we did not recognize contractual interest expense on liabilities subject to comprise after our filing for Bankruptcy on October 30, 2006, pursuant to Court orders and accounting guidance of SOP 90-7. We continued to record and pay interest on the Second Lien Term Loan in accordance with the Final DIP Order and we continued to record interest expense on our DIP credit facilities.
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
     Reorganization Items. Reorganization items of $13.1 million for the third quarter ended September 30, 2007 represent primarily professional fees directly related to Chapter 11, which include fees for advisors to the Debtors, unsecured creditors and secured creditors.
     Income Taxes. During the second quarter ended July 2, 2006, we provided a full valuation allowance against all applicable U.S. deferred tax assets. In 2007, we have continued to provide a full valuation allowance against all applicable U.S. deferred tax assets.
Results of Operations — Nine Months Ended September 30, 2007 vs. Nine Months Ended October 1, 2006
     The Company’s results for the quarter ended September 30, 2007 as compared to the quarter ended 2006 were impacted as follows:
•	Net revenues increased by $65.8 million or 5 percent
•	Gross profit as a percent of net revenue decreased from 5 percent to 4 percent.
•	SG&A expense as a percent of net revenue decreased from 8 percent to 7 percent
•	Net loss as a percent of net revenue was -26 percent compared to -62 percent last year.
     For the nine months ended September 30, 2007, we reported net revenue of $1,402 million and a net loss of $362.5 million. The net loss for the nine months ended September 30, 2007 includes facilities consolidation, goodwill and asset impairment costs of $208.4 million, reorganization charges of $41.6 million, interest expense, net of $37.7 million and loss from discontinued operation of $27.9 million.
     Revenues. For the nine months ended September 30, 2007 net revenues increased 5% to $1,402 million from $1,337 million for the same period in 2006. This is primarily due to volume and price increases, favourable product mix, favourable foreign currency fluctuations of $62.6 million due to the strengthening of the euro as compared to the U.S. dollar, improvement/reduction in excess capacity resulted from increased production volume, and collecting on the ongoing restructuring and manufacturing operations alignments and relocations efforts to lower cost countries. Europe accounted for the total increased sales, which was partially offset by decreased sales in North America. In 2007, there are slowdowns in the North America automotive market, which negatively impacted net sales and gross margin during the first half of 2007. North America sales picked up during the third quarter collecting on product launches’ efforts made during 2006 and 2007. YTD 2007 gross margin slightly decreased as compared to 2006 primarily due to excess capacity resulted from the above slowdown of the North America automotive during the first half of 2007.
     We believe the future price of gasoline and interest rates will have the greatest impact on our OEM customer’s future requirements for our products. Over 25% of our revenue is derived from product sales associated with the Big 3 domestic OEM automakers platforms throughout the world. We are currently heavily dependent on their future requirements for our products.
     Cost of Sales Cost of sales’ increased 7% to $1,352 million from $1,268 million for the same period in 2006. Production costs were adversely affected by significant increases in our raw material costs, including steel, aluminum and resin, increases in freight costs, and by excess production capacity.
     Under utilization of production capacity as a result of lower customer production volumes has severely impacted our gross profit. We intend to continue to implement our operational restructuring plans to reduce our production capacity and to move production to our best-in-cost facilities. Although we believe we have made significant progress in implementing our plan, our operating results do not reflect these changes and we expect to see the impact of these changes in our near-term operating results. In response to current industry conditions, we continue to reduce our worldwide workforce to better align our direct and indirect costs with our existing revenue level. In addition, during the first quarter of 2007, we booked certain one-time charges related to $8.5 million of additional vacation obligations under SFAS 43, and $1.7 million of third party workers compensation fees, which were partially offset by a certain favorable adjustment of $5.8 million related to the reversal of the environmental reserve, and $0.8 million related to reduced depreciation expenses.
     Selling, General, and Administrative (SG&A). SG&A expense decreased 9% to $97.5 for the nine months ended September 30, 2007 as compared to $106.7 million the same period last year. The decrease was realized primarily through lower employee-related expenses due to reduced headcount. This decrease was partially offset by higher professional fees and employee related compensation in 2007. We continue to focus on these costs to ensure they are aligned with the business.
     Facility Consolidation, Goodwill and Asset Impairment. Facility consolidation charges represent facility closure and exit costs associated with our ongoing restructuring plans. Charges include severances, goodwill and asset impairment, goodwill impairments and costs related to moving people and businesses. As a result of the facilities closure announcements made by the Company during 2007, we recognized charges of $208.4 million, as compared to $677.2 million in 2006. In 2006, we recorded a $636 million of goodwill impairment charges for our Control Systems reporting unit.
     Interest Expense. Interest expense is decreased 56% to $37.7 million for the nine months ended September 30, 2007 as compared to $84.9 million last year. The decrease was attributed to the fact that we did not recognize contractual interest expense on liabilities subject to comprise after our filing for Bankruptcy on October 30, 2006, pursuant to Court orders and accounting guidance of SOP 90-7. We continued to record and pay interest on the Second Lien Term Loan in accordance with the Final DIP Order and we continued to record interest expense on our DIP credit facilities.
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
     Reorganization Items. Reorganization items of $41.6 million for the year ended September 30, 2007 represent primarily professional fees directly related to Chapter 11, which include fees for advisors to the Debtors, unsecured creditors and secured creditors.
     Income Taxes. During the second quarter ended July 2, 2006, we provided a full valuation allowance against all applicable U.S. deferred tax assets. In 2007, we have continued to provide a full valuation allowance against all applicable U.S. deferred tax assets.

     The effective income tax rate was 0.14 percent for the nine months ended September 30, 2007 and (6.58) percent for the nine months ended October 1, 2006. The change in the effective tax rate relates primarily to a FAS 142 impairment of Goodwill. In June 2006, Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), was issued by the FASB. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
     For detailed information regarding our U.S. and foreign operations, see Note 11 to the condensed consolidated financial statements contained in Item 1 of this Form 10-Q. The Non-guarantor companies’ financial information principally represents our foreign operations. Our results of operations by geographic region are impacted by various geographic factors including vehicle production volumes, foreign exchange and general economic conditions.
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
     Our foreign business has been increasing as a percentage of total revenue due to the strengthening of foreign currencies in relation to the U.S. dollar and lower North American automotive production volumes. Sales in the North American region represented 40.6% of consolidated sales for the nine months ended September 30, 2007 and 44.6% for the nine months ended October 1, 2006, respectively.
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

     In connection with the chapter 11 filings, on November 30, 2006, Bankruptcy Court approved the DIP Credit Agreements. The DIP Credit Agreements provide for a $185 million DIP Term Loan (comprised of $165 million term loan and up to a $20.0 million pre-funded synthetic letter of credit facility) and a $115 million DIP Revolver. The DIP Term Loan had outstanding balances of $165 million as of December 31, 2006, and $104.6 million as of September 30, 2007. The total amount available for borrowing under the Revolving DIP Agreement as of September 30, 2007 was $20 million. The outstanding balance on the DIP Revolver was $15.3 million as of September 30, 2007. The DIP Credit Agreements mature on the earlier of (i) December 31, 2007; (ii) the effective date of a plan of reorganization in the chapter 11 Cases or (iii) termination of the commitment or acceleration of the loans as a result of an Event of Default.
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
Cash Flow for the Nine Months Ended September 30, 2007 and October 1, 2006
     During 2007, cash used in operations was $86.7 million, compared to $119.8 million in 2006. The improvement was primarily due to less operating losses (net of non-cash impairment and restructuring charges) generated in 2007 as compared to 2006, less cash paid for interest, improved payments terms to vendors, and collections days from customers during the latter part of 2007. Our filing for Chapter 11 in 2006, resulted in having no credit terms with our significant vendors in North America, which have gradually improved in 2007, and we were able to obtain improved credit terms with our vendors. In 2007, we continued paying significant amounts related to reorganization and pre-petition liabilities, which significantly impacted our cash situation.
     Net cash used in investing activities was $45.1 million for 2007 compared to $64.0 million in 2006. The improvement was primarily due to reduced capital expenditures, as we continued to rationalize our spending in order to sustain required liquidity to run our operations and continue our restructuring plans.

     Net cash provided by financing activities totaled $49.2 million in 2007 compared with $132.2 million in 2006. The net decrease in borrowings was due to the $165 million borrowed under the DIP term loan during November and December 2006, which resulted in lower borrowing needs in the nine months ended September 30, 2007. Cash used in financing activities during 2007 reflects the use of the proceeds from the sale of our Atwood operations of $160.2 million (which is shown as cash provided by discontinued operations) to pay down our DIP Term and Revolver loans.
     We are prohibited from declaring or making certain dividend payments or other distributions of assets under our credit agreements.
     Our current principal sources of liquidity are cash flows generated from operations, current cash balances and available borrowings under the credit agreement. Because of our chapter 11 filing we have incurred significant cash usage as our trade suppliers shortened their payment terms to, in many cases, cash in advance and some of our customers have extended the timing of their remittances. We believe that the current credit agreements provides sufficient funds to meet our short-term liquidity needs. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing an approved Bankruptcy reorganization plan, our business strategy, especially our operational restructuring activities, and that there will be no further material adverse developments in our business, liquidity or capital requirements, including no downturn in automotive production volumes, recovery of steel prices, no impact from credit crisis.. If we cannot generate sufficient cash flow from operations, which could occur before we exit bankruptcy, to service our indebtedness and to meet our working capital needs and other obligations and commitments, we will be required to further refinance or restructure our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that such a refinancing or restructuring or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing debt instruments or will be approved by the Bankruptcy Court.
Off Balance Sheet Arrangements
     We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with insurers. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At September 30, 2007, we had outstanding letters of credit of $20.0 million related to DIP financing. We do not believe that they will be required to be drawn.

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
     From time to time, we also use forward exchange contracts to hedge our foreign currency exposure related to certain intercompany transactions. We may designate such contracts at their inception as a cash flow hedge. At September 30,2007, we had no outstanding forward exchange contracts.
     Our current credit agreement bears interest based upon LIBOR or a defined base rate, both of which are subject to market conditions that can impact the interest rate to be paid.
     There is no significant changes in market risk in 2007 as compared to 2006.
Foreign Currency Transactions
     A significant portion of our revenues are derived from manufacturing operations in Europe, Canada, Asia and Latin America (59.4% of 2007 revenue). The results of operations and the financial position of our operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.
     At September 30, 2007, approximately $1.0 billion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment (deficit). Accordingly, our consolidated stockholders’ investment (deficit) will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.
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
     Our management, with the participation of our President and Chief Executive Officer (CEO) and our Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act), at September 30, 2007. Based on that evaluation, our CEO and CFO concluded that, at that date, our disclosure controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15 were not effective at a reasonable assurance level because of the identification of material weaknesses in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures. The effect of such weaknesses on our disclosure controls and procedures, as well as remediation actions taken and planned, are described in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K/A for the year ended December 31, 2006.
     The following material weaknesses have been identified as of September 30, 2007.
     1. Financial Statement Close — Journal Entries, Segregation of Duties and Contingent Liabilities - Preparation, review and monitoring controls over the financial statement close process with respect to journal entries did not operate effectively to ensure significant account balances were accurate and supported with appropriate underlying calculations and documentation in a timely manner and that all significant journal entries are reviewed timely by an appropriate level of management.
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
     Differences existed between fixed asset subsidiary ledgers and physical existence of those listed assets at our operating locations. Fixed asset projects were completed or discontinued in the normal course of business that was not properly captured in the Company’s accounting records through timely capitalization or impairment. Depreciation, on an interim basis, was determined to have been incorrect and depreciation had been incorrectly stopped on certain assets. We did not have appropriate or adequate personnel, processes, procedures or controls in place to allow for identification of the control failures relative to fixed assets and related depreciation on an interim and/or an annual basis. As a result, several errors were noted by us upon attempting to manage, reconcile and track our fixed assets in 2007, and such reconciliation and tracking process was not able to be completed on a timely basis, which resulted in significant delay in our ability to complete the preparation of our consolidated financial statements as of September 30, 2007.
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
     Other than the above, there have not been any changes in our internal control over financial reporting in the quarter and year to date period ended September 30, 2007, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Changes in internal control over financial reporting
     We are continuing to develop and implement remediation plans with respect to the identified material weaknesses, as disclosed in our Form 10-K for the year ended December 31, 2006 and in our Form 10-Q for the nine months ended September 31, 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     Dura filed for Bankruptcy on October 30, 2006, and accordingly is in default on all senior debt. Refer to Note 1 to the condensed consolidated financial statements for discussion of the bankruptcy filing.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of stockholders during the third quarter of 2007.
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit
Number	Description

2.1	Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the SEC on August 22, 2007.

10.1	Summary of Principal Terms of Proposed Chapter 11 Restructuring (the “Plan Term Sheet”), incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 18, 2007.

10.2	Term Sheet For Common Stock Rights Offering, incorporated by reference to Exhibit 99.3 of Form 8-K, filed with the SEC on July 18, 2007.

10.3
Backstop Rights Purchase Agreement by and among Dura Automotive Systems, Inc. and Pacificor, LLC dated August 2, 2007, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on August 8, 2007.

10.4 *	Offer of Employment Letter between the Company and C. Timothy Trenary, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on September 10, 2007.

10.5
Asset Purchase Agreement, dated as of July 3, 2007, by and between Atwood Acquisition Co. LLC as Purchaser and Atwood Mobile Products, Inc. as Seller, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 10, 2007.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates compensatory arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURA AUTOMOTIVE SYSTEMS, INC.

Date: October 31, 2008	By	/s/ Nick G. Preda

Nick G. Preda
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

DURA AUTOMOTIVE SYSTEMS, INC.
EXHIBIT INDEX

Exhibit
Number	Description

2.1	Debtors’ Joint Plan of Reorganization Pursuant to Chapter 11 of the United States Bankruptcy Code, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the SEC on August 22, 2007.

10.1	Summary of Principal Terms of Proposed Chapter 11 Restructuring (the “Plan Term Sheet”), incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 18, 2007.

10.2	Term Sheet For Common Stock Rights Offering, incorporated by reference to Exhibit 99.3 of Form 8-K, filed with the SEC on July 18, 2007.

10.3
Backstop Rights Purchase Agreement by and among Dura Automotive Systems, Inc. and Pacificor, LLC dated August 2, 2007, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on August 8, 2007.

10.4 *	Offer of Employment Letter between the Company and C. Timothy Trenary, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on September 10, 2007.

10.5
Asset Purchase Agreement, dated as of July 3, 2007, by and between Atwood Acquisition Co. LLC as Purchaser and Atwood Mobile Products, Inc. as Seller, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 10, 2007.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates compensatory arrangement