Form 10-K
period 2007-12-31
DURA AUTOMOTIVE SYSTEMS INC
filed 2008-10-31
CIK 1016177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate value of Class A Common Stock held by non-affiliates of the predecessor to the Registrant was $5,000,000 as of July 1, 2007, based upon the closing price of the predecessor Class A Common Stock reported for such date over the counter on pink sheets. Shares of Class A Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Class A Common Stock have been excluded in that such persons may be deemed to be affiliates.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☑
     The determination of affiliate status is not necessarily a conclusive determination for other purposes. As of December 31, 2007, the predecessor to the Registrant had outstanding 18,904,222 shares of Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

Dura Automotive Systems, Inc.
INDEX

EXPLANATORY NOTE
     Dura Automotive Systems, Inc., a Delaware corporation (“New Dura”), is the successor to a separate Delaware corporation of the same name (“Old Dura”) pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. As described in greater detail in this Annual Report under the caption “Business – Chapter 11 Proceedings,” on June 27, 2008, New Dura issued certain shares of its preferred and common stock in connection with the emergence of Old Dura from Chapter 11 bankruptcy proceedings and all of the outstanding securities of Old Dura were cancelled. As used in this Annual Report, the terms “Dura,” “Company”, “we,” “our” and “us” refer to Old Dura when used with respect to the period prior to emergence from Chapter 11 bankruptcy proceedings and refer to the New Dura when used with respect to the period after emergence from such proceedings.

PART I
Item 1. Business
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
     Over the past several years, the automotive components supply industry has undergone significant consolidation and globalization as OEMs reduced their supplier base. In order to lower costs and improve quality, OEMs are awarding sole-source contracts to full-service suppliers who have the capability to design and manufacture their products on a global basis. The OEMs’ criteria for supplier selection include not only cost, quality and responsiveness, but also full-service design, engineering and program management capabilities. OEMs are seeking suppliers capable of providing complete systems and modules rather than suppliers who only provide separate component parts.
     In response to these trends, over the past several years we have pursued a disciplined investment strategy that has provided a wider variety of product, manufacturing and technical capabilities. We have broadened our geographic coverage and strengthened our ability to design and manufacture products on a global basis. As a full-service supplier with strong OEM relationships, we expect to continue to benefit from the supply base consolidation trends. In addition, the trend toward module sourcing has enabled us to expand our customer base to include large Tier 1 automotive suppliers.
     We continued to focus on the diversification of our customer and product base in 2007. Approximately 80% of our 2007 revenues were generated from sales to the top automotive OEMs in the world, including Ford, General Motors (“GM”), Chrysler, Volkswagen, Renault-Nissan, PSA Group (“PSA”), Honda, Toyota, Lear, Johnson Controls and BMW. In 2007, 54% of our overall automotive revenues were generated in Europe and the remainder primarily in the United States.
Chapter 11 Proceedings
     On October 30, 2006 (the “Petition Date”), Dura and its 41 United States and Canadian subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) pursuant to title 11 of the United States Code, 11 U.S.C. §§101-1330, as amended by the Bankruptcy Abuse Prevention and Consumer Protection Act of 2005 (the “Bankruptcy Code”), in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Company’s Latin American, European, and Asian subsidiaries were not included in the chapter 11 filings and continued their business operations without supervision from the Bankruptcy Court and were not subject to the requirements of the Bankruptcy Code.
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
     New Dura is the successor registrant to Old Dura pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).
The Debtors’ Operational Restructuring Initiatives
     The Company undertook substantial restructuring initiatives to achieve long-term profitability in North America and Europe since February 2006. The Debtors’ operational restructuring has focused on three areas and has been successful to date. These three areas are (1) manufacturing footprint consolidation; (2) non-core asset sales; and (3) customer accommodations.
Manufacturing Footprint Consolidation
     As of December 31, 2007, the Debtors had successfully closed seven underutilized high-cost facilities and transferred production to their lower cost country facilities (the “LCC Facilities”) and “best in cost” facilities which resulted in substantial cost savings.
     In addition to the restructuring initiatives completed in the last two years, as described above, the Debtors will continue completing restructuring initiatives in 2008. During 2008, the Debtors plan to close or downsize four additional North American facilities and transfer the related production to the LCC Facilities or the “best-in-cost” facilities.
     Specifically, the Debtors are relocating the labor-intensive brakes and tire carrier components of their metals business to LCC Facilities in order to take advantage of significantly lower wage rates and increased plant utilization (the “Metals Moves”). The operational restructuring plan originally called for the Metals Moves to have been completed by mid-year 2008. Delays in implementing these transfers have also delayed completion of related corporate overhead reductions. However, these additional cable, brake, and tire carrier facility consolidations are expected to result in significant annual savings.
     By June 2008, the Debtors ceased production and were in the process of soliciting purchasers for the real estate and improvements of the following facilities:
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
Non-Core Asset Sales
     Another initiative the Debtors undertook was the identification of several business operations as being non-core to their long-term strategy, including their recreational vehicle business, Atwood Mobile Products.
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
(b) Sale of De Minimis Assets
     On April 25, 2007, the Bankruptcy Court entered an order permitting the Debtors to sell certain assets of de minimis value that: (i) are no longer required for the operation of their businesses; (ii) the Debtors’ operational restructuring has rendered obsolete, excessive or burdensome; or (iii) the Debtors have determined, after evaluating holding and maintenance costs, are of marginal or no value to the Debtors’ estates. The order approved procedures for selling such assets, outside the ordinary course of business without further court approval, provided that the purchase price is less than $250,000 for each transaction or in the aggregate for a related series of transactions. If the purchase price is between $250,000 and $2.5 million, the Debtors may consummate the transaction if they provide notice to certain parties and receive no written objections within fifteen calendar days of service of such notice. During these Chapter 11 Cases, the Debtors have disposed of the following assets pursuant to this order:
•	Brantford, Ontario. On June 5, 2007, the Debtors filed their first notice of sale announcing that they had agreed to sell to Mareddy Corporation, their manufacturing facility located at 205 Mary Street, Brantford, Ontario, consisting of approximately 4.26 acres in a “general industrial” M2 zoned area, for the purchase price of $1.2 million (CDN). This facility was built in approximately 1960 and includes approximately 6,000 square feet of office area and 60,000 square foot of manufacturing area. On October 15, 2007, the Debtors filed a second notice of sale announcing that the purchase price had been reduced to $1.1 million (CDN). The sale closed on November 26, 2007, and the Debtors received proceeds of approximately $1.1 million (CDN) in connection with the sale, of which includes an $700,000 (CDN) promissory note.
•	Selingsgrove, Pennsylvania. On September 26, 2007, the Debtors filed a notice of sale announcing that they had agreed to sell to Icon Reality, LLC, two tracts of land situated in the County of Snyder, Borough of Selingsgrove, Commonwealth of Pennsylvania, for the purchase price of $665,000. The sale closed on October 16, 2007, and the Debtors received cash proceeds of approximately $665,000 in connection with the sale.
•	West Union, Iowa. On November 1, 2007, the Debtors filed a notice of sale announcing that they had agreed to sell to Atwood Mobile Products LLC, certain equipment and machinery located at the West Union, Iowa facility, pursuant to an amended lease agreement between Atwood Mobile Products LLC and Dura Operating Corp., dated as of October 26, 2007, for the purchase price of approximately $51,000. The sale closed on November 30, 2007, and the Debtors received cash proceeds of approximately $51,000 in connection with the sale.
•	Butler, Indiana. On November 15, 2007, the Debtors filed a notice of sale announcing that they had agreed to sell their jack and jack tool kit business located in Butler, Indiana, including the transfer of certain patents held by DURA Global Technologies, Inc. (the “Butler Assets”), to Autoline Industries, U.S.A., LLC for the purchase price of $900,000. The sale closed on December 3, 2007, and the Debtors received cash proceeds of approximately $900,000 in connection with the sale. On December 4, 2007, the Bankruptcy Court entered an order approving the sale of the Butler Assets.
Customer Accommodations
     As part of their restructuring strategy to induce lasting sales and increase profitability, the Debtors negotiated and entered into long-term accommodation agreements with certain key customers during 2007. These accommodation agreements have resulted in favorable pricing adjustments on selected platforms and service parts, customer commitments with respect to certain price concessions, and customer commitments not to resource current business for various periods of time.
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
Canadian Proceedings
     Of the nine Canadian Debtor entities, only the Canadian Operating Debtor was in operation at the commencement of the Chapter 11 Cases. Up until the Petition Date, the Canadian Operating Debtor owned and operated three manufacturing and product development facilities located in Canada. Two of the facilities operated by the Debtors’ North American Shifter Systems and Cables subdivision were located in Stratford, Ontario and Brantford, Ontario. The Debtors’ Seat Systems facility was located in Bracebridge, Ontario. As part of the Debtors’ operational restructuring initiatives, all three Canadian facilities have been closed during the Chapter 11 Cases and their production transferred to the Debtors’ LCC facilities either in Matamoros, Mexico; Milan, Tennessee; Stockton, Indiana; Fremont, Michigan; or Gordonsville, Tennessee.
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
     New Dura agreed to pay certain expenses related to the filing of registration statements pursuant to the Registration Rights Agreement, except that certain underwriting fees and taxes relating to the Registrable Securities shall be borne by the sellers of securities included in such registration in proportion to the aggregate selling price of the securities to be so registered. The Registration Rights Agreement contains other customary provisions, including indemnification provisions. New Dura has agreed not to take any action to terminate or suspend its reporting obligations under the Exchange Act without the approval of the holders of a majority of its New Common Stock (which vote shall not include the vote of the holders of New Series A Preferred Stock on an as-converted basis) prior to the earlier of (i) three years after the Effective Date or (ii) if New Dura merges with or into or consolidates with another entity or sells all or substantially all of its assets to another entity, in any case other than a direct or indirect wholly-owned subsidiary of New Dura.
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
Second Lien Facility
     On the Effective Date and pursuant to the Confirmed Plan, the $225 million Second Lien Facility governed by the Credit Agreement dated May 3, 2005 by and among DOC, as Borrower; Old Dura and all subsidiaries of Old Dura as Guarantors; JPMorgan Securities, Inc. and Banc of America Securities, LLC as sole and exclusive joint bookrunners, lead arrangers and syndication agents; and Wilmington Trust Company as collateral agent of the other lenders therein, as amended, was repaid and terminated. The creditors holding Allowed Second Lien Facility Claims (as defined in the Confirmed Plan) relating to the Second Lien Facility were paid in full in shares of New Series A Preferred Stock on the Effective Date.
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
Exit Financing
Senior Secured Revolving Credit Facility
     On the Effective Date, New Dura, DOC (as the “Borrower”), and certain of their domestic subsidiaries (as “Guarantors”) entered into the Senior Secured Revolving Credit and Guaranty Agreement (the “Senior Secured Revolving Credit Facility”) with a syndicate of lenders — General Electric Capital Corporation as administrative agent and collateral agent; Wachovia Bank, National Association as syndication agent; and Bank of America, N.A. as issuing bank and documentation agent. The Senior Secured Revolving Credit Facility consists of a $110 million revolving loan facility for a term of four years, including a letter of credit subfacility of $25 million.
     The outstanding principal balance under the Senior Secured Revolving Credit Facility initially bears interest, at DOC’s option, at a fluctuating rate equal to (a) the Base Rate (as defined in the Senior Secured Revolving Credit and Guaranty Agreement) plus 1.50% per annum, or (b) LIBOR plus 2.75% per annum. The applicable margins shall be subject to adjustment prospectively on a quarterly basis based on DOC’s average Excess Borrowing Availability (as defined in the Senior Secured Revolving Credit and Guaranty Agreement) for the fiscal quarter then ended; provided, that such adjustments shall not occur prior to delivery of the Borrower’s borrowing base certificate for the month ending December 31, 2008. The definitive documentation contains provisions regarding the delivery of financial statements, and the timing and mechanics of subsequent prospective adjustments to the applicable margins.
     In addition, DOC must pay certain fees to the lenders under the Senior Secured Revolving Credit Facility, including (i) annual fees in the amount of $100,000 payable to the Agent; (ii) a closing fee of $2.2 million, representing 2% of the aggregate loan amount, to be allocated among the lenders proportionately based on their respective committed amounts of the $110 million; (iii) a monthly fee initially in an amount equal to 1.0% per year on the average unused daily balance of the Senior Secured Revolving Credit Facility (less any outstanding letters of credit), to be adjusted up or down prospectively on a quarterly basis based on DOC’s Excess Borrowing Availability (as defined in the Senior Secured Revolving Credit and Guaranty Agreement); (iv) monthly fees for all letters of credit, in an amount equal to the LIBOR margin on revolving loans on the outstanding face amount of all letters of credit; (v) a premium payment in an amount equal to the amount of the Senior Secured Revolving Credit Facility commitment reduced or terminated multiplied by 1.0% during the first two years following the agreement’s closing date and 0% thereafter, in the event that the Senior Secured Revolving Credit Facility is reduced or terminated prior to the second anniversary of the closing date; and (vi) all reasonable costs and expenses, including certain legal and auditing expenses and enforcement costs and expenses of the agent and lenders.
     DOC is required to make prepayments as follows: promptly upon receipt thereof in the amount of 100% of the net cash proceeds of (i) any sale or other disposition of assets of DOC or New Dura and any guarantor in excess of an amount to be mutually agreed and except for sales of inventory in the course of business and other dispositions of assets to be agreed; (ii) any sales or issuances of equity (subject to certain customary exceptions) or debt securities of New Dura, DOC or any of the guarantors and/or any other indebtedness for borrowed money incurred by DOC or any of the guarantors after the closing date (other than permitted issuances of equity and permitted amounts and types of indebtedness, each to be mutually agreed upon); and (iii) insurance proceeds and condemnation awards to the extent not reinvested in the business.
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
Second Lien Credit Facility
     On the Effective Date, New Dura, DOC (as Borrower) and certain of their domestic subsidiaries (as guarantors) entered into the Senior Secured Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Facility”) with a syndicate of New Second Lien Lenders and Wilmington Trust Company as administrative agent and collateral agent. The Second Lien Credit Facility is a second lien term loan for a term of five years in a principal amount of $83.75 million issued with original issue discount (“OID”) of 20% of the principal amount. The relative rights of the Senior Secured Revolving Credit Facility and the Second Lien Credit Facility will be set forth in an intercreditor agreement (the “Intercreditor Agreement”) which will include provisions governing their respective collateral rights and obligations.
     The outstanding principal balance under the Second Lien Credit Facility shall bear interest, at DOC’s election, at a rate per annum equal to (a) the ABR plus the Applicable Margin or (b) the Eurodollar Rate plus the Applicable Margin (each as defined in the Senior Secured Second Lien Credit Facility Agreement). Interest shall be payable in cash or, at the option of DOC, in kind such that all interest payments are added to the principal amount of the term loans under the Second Lien Credit Facility. In addition, DOC paid a funding fee of $8.375 million, representing 10% of the aggregate principal amount of the term loan commitments (without taking into account any OID), which was allocated among the lenders pro rata in accordance with their respective commitments. The fee was paid by issuing 83,750 shares of New Series A Preferred Stock.
     DOC will make mandatory prepayments, to the extent that the Senior Secured Revolving Credit Facility has been repaid in full, as follows: (i) 100% of the net cash proceeds of any incurrence of debt (other than permitted debt) by the parties to the loans and their domestic subsidiaries; (ii) 100% of the net cash proceeds of any sale or disposition by the parties to the loans and their domestic subsidiaries of any assets (in excess of $1 million) except for sales of inventory or obsolete, uneconomic, surplus or worn-out property, in each case, in the ordinary course of business, and subject to customary thresholds and exceptions (including the right to reinvest the proceeds); and (iii) a certain percentage excess cash flow for each fiscal year of DOC commencing with the fiscal year ending December 31, 2009, with stepdowns to be mutually agreed and with a right to reinvest the mandatory prepayment resulting from excess cash flow.
     The Second Lien Credit Facility is secured by (1) a first priority lien on the portion of the collateral consisting of (i) all intercompany indebtedness owed to New Dura, DOC and all guarantors from any foreign subsidiaries and (ii) up to 100% of the equity interests of all first-tier foreign subsidiaries of New Dura, DOC and all other guarantors; and (2) a second priority lien on all collateral, junior to the liens of the Senior Secured Revolving Credit Facility (other than the portion of the collateral which the Second Lien Credit Facility will have a second priority lien, as set forth in this section).
     The Second Lien Credit Facility contains customary covenants for facilities of this type. In addition, DOC must also comply with financial covenants, including a maximum leverage ratio and maximum capital expenditures.
     Loans made on the closing date under the Second Lien Credit Facility will be used to refinance the existing indebtedness under the DIP Revolving Credit Facility, to otherwise enable DOC to consummate the Confirmed Plan, and to fund working capital purposes and general corporate purposes. As of the Effective Date, $83.75 million was outstanding under the Second Lien Credit Facility.
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
     On the Effective Date and pursuant to the Confirmed Plan, the following individuals were appointed as members of the Board of Directors of New Dura (the “New Dura Board”): Fred Bentley, Steven J. Gilbert, Tim Leuliette, Andrew (Andy) B. Mitchell, Peter F. Reilly, and Jeffery M. Stafeil. Lawrence A. Denton, a director of Old Dura and New Dura prior to the Effective Date, remained on the Board of Directors of New Dura following the Effective Date. Shortly after the Effective date, Lawrence A. Denton resigned from the Board of Directors of New Dura, and Robert S. Oswald was appointed as a member of the Board of Directors of New Dura. Further, Mr. Gilbert was appointed Chairman of the Board of Directors in July 2008.
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
     On May 8, 2008, New Dura amended the SERP in order to conform its definition of change of control to match that of the COC Amendments. On the same date, New Dura amended the employment agreement of Mr. Denton to provide him with a company sale incentive payment in place of his restricted stock units, which were cancelled. The amount of the sale incentive payment varies with the amount and timing of any such sale. Subsequently, on August 7, 2008, the Company and Lawrence A. Denton, the former President and Chief Executive Officer of the Company, entered into a Separation Agreement and General Release.
Industry Trends
Our performance and growth are directly related to certain trends within the automotive market.
Increasing Electronic and Technological Content
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
Utilization of Light-Weight Materials
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
Platform Derivatives
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
Continuous Cost and Performance Improvement
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
Safety Performance
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
System and Module Sourcing
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
Global Expansion into Emerging Markets
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
Ongoing Industry Consolidation
     OEMs have continued to reduce their supplier base, awarding sole-source contracts to full-service suppliers. As a result, OEMs currently work with a smaller number of suppliers, each of which supplies a greater proportion of the total vehicle. Suppliers with sufficient size, geographic scope and financial resources can best meet these requirements. This environment provides an opportunity to grow by obtaining business previously provided by other non full-service suppliers and by acquiring suppliers that further enhance product, manufacturing and service capabilities. OEMs rigorously evaluate suppliers on the basis of product quality, cost control and reliability of delivery, product design capability, financial strength, new technology implementation, facilities and overall management. Suppliers that obtain superior ratings are considered for new business. These OEM practices resulted in significant consolidation of component suppliers in certain segments. We believe that opportunities exist for further consolidation within the vehicle component supply industry. This is particularly true in Europe, which has many suppliers with relatively small market shares.
Business Strategy
     Our primary business objective is to capitalize on the technology, globalization and system sourcing trends in the automotive supply industry in order to be the leading provider of the systems we supply to customers worldwide. Presently, we are focusing on the following key strategies:
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
     Maximize Low-Cost Production Capabilities. We continuously implement strategic initiatives designed to improve product quality while reducing manufacturing costs. In addition, we continually evaluate opportunities to maximize our facility and asset utilization worldwide. We also seek to capitalize on opportunities to expand our manufacturing capabilities in low-cost regions of the world, which are anticipated to develop into future domestic sales to emerging markets. We have ongoing operational restructuring plans designed to enhance performance optimization, worldwide efficiency and financial results. This plan is an acceleration of our previous strategies, focused on achieving improved financial results in the near future. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. We expect to continue these actions in 2009. Costs associated with the restructuring plans are significant and relate to employee severance, capital investment, facility closure and product move costs. The savings are expected primarily through a lower average global wage rate, lower cost of purchased materials and operating efficiencies gained as a result of facility consolidations and reorganizations. Actual savings in 2007 were approximately $26.9 million, and expected savings in 2008, and beyond ranges between $77 million to $82 million per year. The restructuring, we believe, will be financed with cash on hand and available under our credit agreements.
Company History
     Dura was formed in 1990 by Hidden Creek Industries (“Hidden Creek”), Onex Corporation (“Onex”), J2R Corporation (“J2R”) and certain others for the purpose of acquiring certain operating divisions from the Wickes Manufacturing Company (“Wickes”).

     Onex is a publicly owned holding company based in Canada. Hidden Creek was a private industrial management partnership comprised of Onex and J2R and was based in Minneapolis, Minnesota. Hidden Creek has provided certain strategic, financial and acquisition services to us since our inception. Onex, J2R and the principals of Hidden Creek divested their remaining Class B common stock in 2004 and are no longer affiliated with us.
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
     On August 27, 2007, we completed the sale of our Atwood Mobile Products segment. No continuing business relationship exists between this former division and the Company. The divestiture is part of Dura’s evaluation of strategic alternatives for certain select operations.
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
Customers
     In 2007, approximately 79% of total worldwide light vehicle production occurred outside of North America. We derive a significant amount of our revenue from sales to OEMs located outside of North America. In Europe, we supply products primarily to Volkswagen, GM, Ford, BMW, PSA (Peugeot and Citroën), Renault-Nissan, and Daimler.
     The North American automotive industry is led by GM, Ford, Toyota and Chrysler. New domestic manufacturers accounted for approximately 37% of the market in 2007. In North America, we supply products primarily to Ford, GM, Chrysler, and Johnson Controls. We have also expanded our global presence through internal growth and increased penetration into certain existing customers.
     Our automotive customers award contracts for a particular vehicle platform, which may include more than one car model. Such contracts range from one year to the life of the model, which is generally three to seven years, and do not require the customer to purchase a minimum number of parts. We also compete for new business to supply parts for successor models. Because we supply parts for a broad cross-section of both new and mature models, we endeavor to minimize our reliance on any particular model. We manufacture products for many of the most popular car, light truck, sports utility, crossover and multi-activity-vehicle models in North America and Europe.
Sales and Marketing
     Our sales and marketing efforts are designed to create overall awareness of our engineering, design and manufacturing capabilities and provide us with the ability to be selected to supply our products to our OEM customers. Our sales and marketing staff work closely with our design and engineering personnel to prepare the materials used for bidding on new business as well as to provide a consistent interface between us and our key customers. Most of our sales and marketing personnel have engineering backgrounds which enable them to understand and participate in the design and engineering aspects of acquiring new business as well as ongoing customer service. We currently have sales and marketing personnel located in every major region in which we operate. When deemed appropriate, we also participate in industry trade shows and advertise in industry publications.

     Our sales distribution by geographic region for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Years Ended December 31,
Region	2007	2006	2005
Europe	54%	51%	46%
North America	40%	44%	50%
Other	6%	5%	4%

Total	100%	100%	100%

     Sales in the above table were assigned to applicable geographical region based upon where products are shipped from. Refer to Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition, included in this Form 10-K, for further discussion of geographical operations.
     The following is a summary of our significant customers based on sales from continuing operations for 2007, 2006 and 2005:

	Years Ended December 31,
Customer	2007	2006	2005
Ford	27%	26%	23%
Volkswagen	12%	11%	10%
GM	9%	11%	12%
Chrysler	9%	9%	9%
Lear	2%	7%	12%
BMW	6%	5%	4%
All others	35%	31%	30%

Total	100%	100%	100%

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

Quality
     The automotive industry has established a global quality management system requirement known as ISO/TS 16949:2002. This requirement was specifically designed by the automotive sector and is recognized by all automotive manufacturers worldwide. Independent auditors must register suppliers as ISO/TS 16949:2002 compliant, no later than December 31, 2006, as a condition of doing business with specific automotive customers. Third party registration can only be obtained by demonstrating continuous improvement in manufacturing capability and support processes. We have ISO/TS 16949:2002 registrations at over 95% of our global automotive facilities as of December 31, 2007.
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
Competition
     We operate in a highly competitive environment in the automotive industry. We principally compete for new business at the beginning of the development of new models and upon the redesign of existing models. New model development generally begins two to five years before the OEMs manufacture such models for the public. Once a supplier has been designated to supply parts for a new program, an OEM usually will continue to purchase those parts from the designated producer for the life of the program, although not necessarily for a redesign.
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
     In addition, there is substantial and continuing pressure by the OEMs to reduce costs, including the cost of products purchased from outside suppliers such as ourselves. Over the last two years, we have not been able to adequately generate sufficient cost savings to offset these price concessions.
     We are a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules, exterior trim systems and appliances for the global automotive industry. Set forth below is a brief summary of our most significant competitors in the major product categories:
Driver Control Systems:
     Automotive Cables. We are the leading producer of automotive cables in both North America and Europe. Major competitors include Teleflex Incorporated (“Teleflex”), Ficosa International, S.A. (“Ficosa”) and Hi-Lex Corporation (“Hi-Lex”) in North America and Kuester & Co. GmbH (“Kuester”), Ficosa and Sila Holding Industriale (“Sila”) in Europe.
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

Seating Control Systems:
     Our primary competitors are the in-house operations of Lear, Intier (Magna), and JCI. In addition, independent competitors include Brose Fahrzeagteile Glaswerke GmbH & Co. (“Brose”), C. Rob Hammerstein GmbH & Co. KG, Fischer, Keiper Recaro GmbH & Co., and Faurecia
Glass Systems:
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
Distribution Methods
     Our products are sold directly to OEM or Tier I suppliers. All aftermarket requirements are distributed through networks established by the OEMs.
Suppliers and Raw Materials
     Our principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production, (3) glass in window systems and (4) aluminum in Body & Glass extruded components. We do not manufacture or sell primary glass. We primarily purchase hot and cold rolled, galvanized, organically coated and aluminized steel. In general, the wire we used is produced from steel with many of the same previously mentioned characteristics except that it has a higher carbon content. We utilize plastic resin to produce the protective coating for cables and transmission shifter components. We employ just-in-time manufacturing and sourcing systems enabling us to meet customer requirements for faster deliveries while minimizing our inventory levels. We do not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.
     Overall, raw steel and purchased parts with steel content accounted for the most significant component of our raw materials costs in 2007. The significant increases in steel prices during the last few years has negatively impacted gross profit. To offset increasing steel costs, we continue to enter into shorter term (3-to-6 month) supply agreements with certain steel service centers. We believe we can continue to obtain short term supply agreements. These arrangements do not contain minimum purchase requirements. These relationships allow us to order precise quantities and types of steel for delivery on short notice, thereby resulting in lower inventory levels. In addition, we occasionally “spot buy” steel from service centers to meet customer demand, engineering changes or new part tool trials. We manage our raw material costs to mitigate the effect of rising steel prices on our results of operations. This strategy includes working with suppliers to minimize the overall impact of rising costs for raw materials and purchased parts through delaying the timing of any increase, selling steel waste and scrap at the highest possible price, increasing cost reduction programs throughout the business, participating in customers’ steel resale programs and lastly, negotiating price relief from customers. Our results of operations will continue to be adversely affected by higher steel prices unless we are successful in passing along these increases to our customers or otherwise offset these increased raw material costs through other operating efficiencies. Where available, we use customers’ steel resale programs to minimize the effect of steel costs. We are currently on Ford’s resale program.
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
     Each OEM has its own policy regarding product recalls and other product liability actions relating to its suppliers. However, as suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, OEMs are increasingly looking to their suppliers for contribution when faced with product liability claims. A successful claim brought against us or a requirement to participate in a product recall may have a material adverse effect on our business. OEMs are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to an OEM, an OEM may hold us responsible for some or all of the repair or replacement costs of defective products under new vehicle warranties, when the product supplied does not perform as represented.
Environmental Matters
     We are subject to the requirements of federal, state, local and foreign environmental and occupational health and safety laws and regulations. We devote resources to complying with these requirements and several of our facilities are certified in accordance with ISO 14001, the international environmental management standard. Nonetheless, there can be no assurance that we operate at all times in complete compliance with all such requirements. We could be subject to potentially significant fines and penalties for any noncompliance that may occur. Although we have made and will continue to make capital and other expenditures to comply with environmental requirements, we do not expect to incur material capital expenditures for environmental controls in 2008.
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
Seasonality
     Essentially all of our business is directly related to automotive OEM production, which has demonstrated seasonality and is highly cyclical and depends on general economic conditions, consumer spending and confidence. Any significant reduction in vehicle production by automotive OEMs would have a material adverse effect on our business.
     Our business is moderately seasonal as our primary North American customers historically halt operations for approximately two weeks in July for vacations and model changeovers and our European customers generally reduce production during the month of August. Accordingly, third quarter results may reflect this cyclicality.
Employees
     As of December 31, 2007, we employed approximately 4,700 people in North America, 7,460 in Europe and 1,420 in the other regions of the world. As of December 31, 2007, approximately 35% of our U.S. employees were unionized and a substantial number of our non U.S. employees are covered by Workers’ Council. In the U.S., we have collective bargaining agreements with several unions including: the United Auto Workers (“UAW”), the International Brotherhood of Teamsters, and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the U.S. have separate contracts. Each such contract has an expiration date independent of other labor contracts. The majority of our non U.S. employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. The expiration of the above mentioned contracts ranges from 2008 to 2010 for our unionized facilities in the U.S. and expire annually for non U.S. facilities. Although we believe that our relationship with our union employees is generally good, there can be no assurance that we will be able to negotiate new agreements on favorable terms. In the event we are unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on our operations.
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
     We announced a restructuring plan that we anticipate to continue in 2009. The restructuring plan is expected to impact over 50% of our worldwide operations either through product movement or facility closures. Costs associated with the restructuring plans are significant and relate to employee severance, capital investment, facility closure and product move costs.
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
     In addition, we continue to appropriately align our indirect workforce with the current sales volumes. Any failure to obtain substantial completion of any of these restructuring plans may result in us not maintaining sufficient profitability.
We have identified material weaknesses in our internal controls.
     Our management has concluded that our internal control over financial reporting was not effective as of December 31, 2007, as a result of several material weaknesses in our internal control over financial reporting. Descriptions of the material weaknesses are included in Item 9A, “Control and Procedures”, in this Form 10-K.
     As a result of these material weaknesses, we performed additional work to obtain reasonable assurance regarding the reliability of our financial statements. However, the material weaknesses could result in a misstatement of substantially all accounts and disclosures, which would result in a material misstatement of annual or interim financial statements that would not be prevented or detected. Errors in our financial statements could require a restatement or prevent us from timely filing our periodic reports with the Securities and Exchange Commission (“SEC”). Additionally, ineffective internal control over financial reporting could cause investors to lose confidence in our reported financial information.
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
     We are dependent on Ford, Volkswagen, General Motors (GM) and Chrysler as our largest customers. Our revenues from Ford, Volkswagen, GM and Chrysler represented approximately 27%, 12%, 9% and 9%, respectively, of our revenues for 2007. The loss of Ford, Volkswagen, GM and Chrysler or any other significant customer could have a material adverse effect on us. The contracts we typically enter into with many of our customers, including Ford, Volkswagen, GM and Chrysler, provide for supplying the customers’ requirements for a particular model, rather than for manufacturing a specific quantity of products. Such contracts range from one year to the life of the platform or model, usually three to seven years, and do not require the purchase by the customer of any minimum number of parts. Therefore, the loss of any one of such customers or a significant reduction in demand for certain other key models or a group of related models sold by any of our major customers could have a material adverse effect on our existing and future revenues and net income. GM, Ford and Chrysler continue to lose market share in North America and, as a result, significantly reduced their production volumes. From time to time, we are involved in product liability and pricing claims with certain of our significant customers. As a result of these claims, it is possible that our relationship with these customers could be adversely affected.
Our inability to compete effectively in the highly competitive automotive supply industry could result in the loss of customers, which could have an adverse effect on our revenues and operating results.
     The automotive component supply industry is highly competitive. Some of our competitors are companies, or divisions or subsidiaries of companies that are larger and have greater financial and other resources than we do. In addition, with respect to certain of our products, we compete with divisions of our OEM customers. There can be no assurance that our products will be able to compete successfully with the products of these other companies, which could result in the loss of customers and, as a result, decreased revenues and profitability.
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
     Our gross margin has declined in each of the last three fiscal years. These declines were a result of a number of factors including declines in North American OEMs automotive production levels from previous levels resulting in lower fixed cost absorption, and increased raw material costs that could not be passed along fully to our customers. We cannot assure you that our gross margin will improve or return to prior historical levels, and that any further reduction in customer demand for the products that we supply would not have a further adverse effect on our gross margin. A lack of improvement in our future gross margin levels would harm our financial condition and adversely impact our business.
If we are unable to obtain our raw materials at favorable prices, it could adversely impact our financial condition.
     Numerous raw materials are used in the manufacture of our products. Our principal raw materials include (1) coil steel and resin in mechanism production, (2) metal wire and resin in cable production and (3) glass in window systems. The types of steel we purchase include hot and cold rolled, galvanized, organically coated and aluminized steel. Overall, steel accounted for the most significant component of our raw material costs. Steel prices have been volatile over the last few years. Additionally, the prices of aluminum and resin have substantially increased. These raw materials cost increases have negatively impacted our gross profit. To the extent we are not able to fully pass on increased steel and other raw material costs to our customers in a timely fashion or otherwise able to offset these increased operating costs, our business, results of operations and financial condition will continue to be adversely affected. Moreover, we may be materially and adversely affected by the failure of our suppliers to perform as expected.
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
Cyclicality and seasonality in the automotive and specialty vehicle markets could adversely affect our revenues and net income.
     The automotive and specialty vehicle markets are highly cyclical and both markets are dependent on general economic conditions and other factors, including consumer spending preferences and the attractiveness of incentives offered by OEMs, if any. In addition, automotive production and sales can be affected by labor relations issues, regulatory requirements, trade agreements and other factors.

Economic factors adversely affecting automotive production and consumer spending could adversely impact our revenues and net income. The volume of automotive production in North America, Europe and the rest of the world has fluctuated, sometimes significantly, from year to year, and such fluctuations give rise to fluctuations in demand for our products. The weakness in the North American OEMs automotive market has adversely affected our operating results in 2007, and the weakness is expected to continue for some time. In addition, because we have significant fixed production costs, relatively modest declines in our customers’ production levels can have a significant adverse impact on our profitability. Our business is also somewhat seasonal. We typically experience decreased revenues and operating income during the third calendar quarter of each year due to the impact of scheduled OEM plant shutdowns in July and August for vacations and new model changeovers.
We may incur restructuring and asset impairment charges that would reduce our earnings.
     During the last several years, we have evaluated our worldwide manufacturing capacity utilization and opportunities for cost savings in light of conditions in the North American and European automotive vehicle market. As a result of these evaluations, we have taken several actions including closing certain facilities, combining facilities, reducing and consolidating certain support activities and disposing of certain business units. We have recorded significant restructuring charges related to our current restructuring plans. Our reported earnings will be reduced in the event we incur additional charges in the future as a result of the current and any additional restructuring activities undertaken by us.
We are subject to certain risks associated with our foreign operations that could harm our revenues and profitability.
     We have operations in Europe, Asia and Latin America. Certain risks are inherent in international operations, including:
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
     We generate a significant portion of our revenues and incur a significant portion of our expenses in currencies other than U.S. dollars. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our revenues and financial results. During times of a strengthening U.S. dollar, our reported sales and earnings from our international operations will be reduced because the applicable local currency will be translated into fewer U.S. dollars. The strengthening of the foreign currencies in relation to the U.S. dollar had a positive impact on our 2007 revenues.

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
     Our business is labor intensive and utilizes a large number of unionized employees. As of December 31, 2007, approximately 35% of our U.S. employees were unionized and a substantial number of our non U.S. employees are covered by Workers’ Councils. In the U.S., we have collective bargaining agreements with several unions including: the United Auto Workers, the International Brotherhood of Teamsters and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the U.S. have separate contracts. Each such contract has an expiration date independent of other labor contracts. The majority of our non U.S. employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. The expiration of the above mentioned contracts ranges from 2008 to 2010 for our unionized facilities in the U.S. and expire annually for non U.S. facilities. Although we believe that our relationship with our union employees is generally good, there can be no assurance that we will be able to negotiate new agreements on favorable terms. In the event we are unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on our operations.
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
     Our ability to make payments to our trade creditors and to fund planned capital expenditures and other working capital requirements will depend on our ability to generate cash from our operations, and from any sale of operations, in the future. We did not generate sufficient cash from operations in 2007 to fund our operations. This condition, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
     We cannot assure you that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our trade creditors and to fund our other liquidity needs.
Our Class A Common Stock is not listed on any securities exchange or the Nasdaq Stock Market and a liquid trading market for our shares does not exist.
     Our Class A Common Stock is not listed on any securities exchange or the Nasdaq Stock Market. Our Class A Common Stock is traded over the counter on pink sheets. Accordingly, no liquid trading market exists for our Class A Common Stock. We do not currently meet the initial listing standards of the principal United States securities exchanges or the Nasdaq Stock Market, and there can be no assurance that we will be able to meet these standards in the future. In addition, even if we are able to meet these initial listing standards and obtain a listing for our Class A Common Stock on a securities exchange or the Nasdaq Stock Market, there can be no assurance that an active trading market for our Class A Common Stock will arise or that our Class A Common Stock will continue to meet the standards for continued listing.
The Series A Preferred Stock that we have issued may adversely affect the rights of the common stockholders and holders of our Series A Preferred Stock can exert significant control over Dura.
     Our Series A Preferred Stock contains several rights that may adversely affect the rights of the common stockholders of Dura and holders of our Series A Preferred Stock can exert significant control over Dura. For example, the Series A Preferred Stock accrues dividends at a rate of 20% per year, compounded semi-annually, provides a preference in payment of dividends, redemption and liquidation over the Class A Common Stock and will, upon conversion, have all of the rights of our Class A Common Stock. Assuming that (i) no portion of the liquidation preference has been prepaid, (ii) no redemptions have taken place and (iii) no shares of Series A Preferred Stock have been issued to management under any equity incentive plan, the shares of the Series A Preferred Stock will convert into 94% of our Class A Common Stock on the third anniversary of the effective date of our emergence from bankruptcy.
     In addition, the Series A Preferred Stock has equal voting rights and votes together as a single class with the Class A Common Stock on an as-converted basis. The Series A Preferred Stock also has separate class voting rights with respect to certain activities of Dura. For instance, the affirmative vote of the holders of a majority of the outstanding Series A Preferred Stock is required for Dura to (or permit a subsidiary to):
•	declare or pay dividends on a class or series of capital stock (other than on the Series A Preferred Stock);

•	redeem, purchase or otherwise acquire capital stock or other equity securities;

•	issue securities having dividend rights or a liquidation preference equal or senior to the Series A Preferred Stock;

•	authorize, issue or reclassify any equity securities into notes or debt securities containing equity features;

•	merge or consolidate with an entity, or sell more than 25% of Dura’s assets, if the holders would not receive a consideration equal to the liquidation preference; and

•	liquidate or dissolve Dura.
     Additionally, the affirmative vote of the holders of not less than 85% of the then-outstanding Series A Preferred Stock, voting as a separate class is required for Dura or any of its subsidiaries to:
•	become subject to an agreement or instrument that would restrict Dura’s performance of its obligations under the Certificate of Designations of the Series A Preferred Stock; or

•	enter into or modify agreements with officers, directors, employers or affiliates or persons or entities related thereto.
Pacificor, LLC and its affiliates own approximately 38% of the voting power of Dura
     As of June 27, 2008, Pacificor, LLC and its affiliates beneficially owned, in the aggregate, shares of Series A Preferred Stock and Class A Common Stock representing approximately 38% of the combined voting power of Dura. As a result, Pacificor may be able to influence the outcome of all matters submitted to our stockholders for approval, regardless of the preferences of the minority stockholders.
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     Our world headquarters is located in Rochester Hills, Michigan. We lease this facility under two separate business leases, which aggregate approximately 100,000 square feet. A portion of one of the leased facilities is used for product development activities.
     We believe that the productive capacity and utilization of our facilities is sufficient to allow us to conduct our operations in accordance with our business strategy. All of our United States and European owned facilities are subject to liens under our credit agreements.
     We have manufacturing and product development facilities located in the U.S. Brazil, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the UK. We also have a presence in India, Japan, and Korea through sales offices, alliances or technical licenses.
     Our manufacturing facilities have a combined square footage in excess of 6.9 million; approximately 81% of which is owned and approximately 19% is leased. Of the 6.9 million square feet, 1.8 million square feet pertain to facilities currently being offered for sale.
     In some cases, several of our manufacturing sites, technical centers and/or product development centers and sales activity offices are located at a single multi-purpose site.
     We believe that substantially all of our property and equipment is in good condition and that we have sufficient capacity to meet our current manufacturing needs. Utilization of our facilities varies with automotive production volumes and general economic conditions.

Item 3. Legal Proceedings
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
     Refer to Item 1. Business in this Form 10-K for further information regarding the chapter 11 cases.
Item 4. Submission of Matters to a Vote of Security Holders
     There were no matters submitted to a vote of stockholders during the fourth quarter of 2007.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     Effective November 8, 2006, our Class A common stock was delisted from the Nasdaq Global Market (“Nasdaq”) as a result of our filing for protection under the Bankruptcy Code on October 30, 2006. As of December 31, 2007, our Class A common stock was traded over-the-counter on pink sheet, under the symbol DRRAQ.PK. The following table sets forth, for the periods indicated, the low and high closing sale prices for the Class A common stock as regularly quoted on Nasdaq, for the periods through November 7, 2006, and pink sheet thereafter.

	Low	High
2007:
First Quarter	$0.29	$0.49
Second Quarter	0.29	0.57
Third Quarter	0.06	0.41
Fourth Quarter	0.02	0.08

2006:
First Quarter	$1.95	$2.68
Second Quarter	1.72	2.98
Third Quarter	0.26	1.96
Fourth Quarter	0.22	0.52
     As of the Effective Date, all of our previously outstanding shares of Class A common stock were cancelled for no consideration pursuant to the terms of the Confirmed Plan.
     We have not declared or paid any dividends on our common stock in the past and do not anticipate paying dividends in the foreseeable future. In addition, our credit agreement includes certain negative covenants that prohibit the payment of dividends by the Company. Refer to Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition – “Liquidity and Capital Resources.”
     We did not repurchase any of our equity securities during the period covered by this report.
     As of December 31, 2007, there were approximately 18,904,222 shares of Class A common stock
Item 6. Selected Financial Data
     The following selected financial data reflects the results of operations and balance sheet data for the years ended 2003 to 2007. Prior period amounts have been restated for discontinued operations. The data below should be read in conjunction with, and is qualified by reference to Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition and the consolidated financial statements and notes thereto included elsewhere in this Annual Report. The financial information presented may not be indicative of our future performance.
     In October 2006, the Debtors filed voluntary petitions for reorganization relief under chapter 11 of the Bankruptcy Code. The Debtors have continued to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Dura’s non-U.S and non-Canadian subsidiaries were not included in the filings, continue their business operations without supervision from the U.S. courts and are not subject to the requirements of the Bankruptcy Code.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Income Statement Data(2):
Sales, net	$1,894,696	$1,759,168	$1,935,273	$2,111,517	$2,113,887
Depreciation and amortization	75,237	73,606	72,704	75,433	70,434
Operating income (loss) (3)	(328,948)	(762,696)	60,469	79,431	98,748
Income (loss) from continuing operations (1)	(444,884)	(930,366)	(17,073)	(5,878)	8,778
Net income (loss)	(472,802)	(910,657)	1,814	11,723	22,338
Basic earnings per share from continuing operations	(23.53)	(49.31)	(0.91)	(0.32)	0.48
Diluted earnings per share from continuing operations	(23.53)	(49.31)	(0.91)	(0.31)	0.47
Balance Sheet Data(2):
Working capital	$82,863	$182,709	$183,151	$261,196	$244,543
Long-term debt	3,373	2,596	1,139,952	1,213,964	1,157,099
Capital expenditures	66,818	83,429	61,109	60,403	62,460
Property, plant, and equipment, net	411,884	434,951	415,938	441,330	439,344
Goodwill (3)	—	184,321	775,781	876,909	928,957
Total assets	1,049,494	1,454,841	2,075,209	2,223,291	2,115,432
Liabilities subject to compromise (1)	1,306,779	1,335,083	—	—	—
Stockholders’ investment (deficit)	(920,045)	(503,327)	339,707	407,491	330,587

(1)	As a result of the Chapter 11 Filings, the payment of prepetition indebtedness is subject to compromise or other treatment under a plan of reorganization. In accordance with SOP 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”), we are required to segregate and disclose all prepetition liabilities that are subject to compromise. The decrease in liabilities subject to compromise as of December 31, 2007 is primarily due to payments made on prepetition accounts payable. Refer to Note 6. Debt and Note 2. Significant Accounting Policies, Liabilities Subject to Compromise to the consolidated financial statements. In accordance with SOP 90-7, which requires the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations, we recorded reorganization expense of $57.6 million and $25.3 million in 2007 and 2006, respectively. We also incurred $10.5 million of prepetition professional fees in 2006, directly related to our reorganization. In addition, during the fourth quarter of 2005, we retired, through open market purchases, our Senior Subordinated Notes, resulting in a gain from early extinguishment of debt of $14.8 million.

(2)	Certain prior year amounts have been reclassified to reflect the sale of the Atwood Mobile Products segment in 2007 that is required to be reported as a discontinued operation under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), as described in Note 3 to the consolidated financial statements.

(3)	Facility consolidation, goodwill and asset impairment, and other charges totaled $258.1 million and $684.2 million for the years ended December 31, 2007 and 2006, respectively, and totaled $10.9 million, $12.3 million and $9.2 million for the years ended December 31, 2005, 2004 and 2003 respectively. The $258.1 million charge in 2007 consisted primarily of goodwill impairment of $184.5 million, asset impairments of $36.0 million, severance and benefit related costs of $27.6 million and facility closure and other exit activity costs of $10.0 million. The $684.2 million charge in 2006 consisted primarily of goodwill impairment of $636.9 million, asset impairments of $20.1 million, severance and benefit related costs of $23.1 million and facility costs and other exit activity costs of $4.1 million. Refer to Note 2. Significant Accounting Policies, Goodwill and Other Assets to the consolidated financial statements.
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
     Ultimately, results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to those items listed under Part I. Item 1A. Risk Factors.
     This discussion should be read in conjunction with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.
Overview
     Our results in 2007 have been adversely impacted by a number of factors, including lower North American production volumes by the Big 3 domestic OEMs (GM, Ford, and Chrysler), resulting in excess manufacturing capacity, continued customer pricing pressures, increases in our raw material costs, significant interest expense, and higher professional fees related directly with chapter 11. Lower production volume was attributable to decreased demand for pickups and SUVs in light of record high gasoline prices in the United States during this period.
     Our production costs were adversely affected by significant increases in our raw material costs, including steel, aluminum and resin, as well as underutilized capacity. Rising steel costs in 2007 had a particularly negative impact on our operating results. We are actively working to mitigate the adverse impact of increased steel costs by joining our customers’ steel resale programs, wherever possible.
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
Bankruptcy Filing
     In 2007, our U.S. operation was operating pursuant to chapter 11 under the Bankruptcy Code. On the Effective Date, the Debtors satisfied, or otherwise obtained a waiver of, each of the conditions precedent to the effective date specified in Article VIII of the Confirmed Plan, dated May 12, 2008, as confirmed by the Confirmation Order of the United States Bankruptcy Court entered on May 13, 2008.
Recently Issued Accounting Pronouncements
     Refer to Note 2 to the consolidated financial statements for a complete description of recent accounting standards which we have not yet been required to implement and may be applicable to our operation, as well as those significant accounting standards that have been adopted during 2007.
Significant Accounting Policies and Critical Accounting Estimates
     Our significant accounting policies are described in Note 2 to our consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our evaluation of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.
     We consider an accounting estimate to be critical if:
•	It requires us to make assumptions about matters that were uncertain at the time we were making the estimate, and

•	Changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.
Revenue Recognition and Sales Commitments:
     We recognize revenue when certain persuasive evidence of an arrangement exists, which is primarily when there is evidence of a sales agreement, the delivery of goods has occurred, the sales price is fixed or determinable and the collectibility of revenue is reasonably assured. We enter into agreements with our customers at the beginning of a given vehicle’s life to produce products. Once such agreements are entered into by us, fulfillment of the customers’ purchasing requirements is our obligation for the entire production life of the vehicle, with terms of up to seven years, and we generally have no provisions to terminate such contracts.
     The allowance for doubtful accounts is established based on an analysis of trade receivables for known collectibility issues and the aging of trade receivables at the end of each period. The allowance for doubtful accounts was $6.8 million and $6.2 million at December 31, 2007 and 2006, respectively. In addition, if we enter into retroactive price adjustments with our customers, these reductions to revenue are recorded when they are determined to be probable and estimable.
Accrued Liabilities and Other Long-Term Liabilities
     Warranty Obligations — Estimating warranty obligations requires us to forecast the resolution of existing claims on products sold. We base our estimate on our current understanding of the status of existing claims and discussions with our customers. The key factors which impact our estimates are (i) the stated or implied warranty; (2) vehicle manufacturer (“VM”) source; (3) VM policy decisions regarding warranty claims; and (4) VMs seeking to hold suppliers responsible for product warranties.

     Environmental Remediation Liabilities — We are required to estimate the cost of remediating known environmental issues. We established our liability on the assessment of key factors which impact our estimates, including (1) identification of environmental risk; (2) preparation of remediation alternatives; (3) assessment of probabilities of performing the remediation alternatives; and (4) environmental studies.
Pension and Other Postretirement Benefits
     We use actuarial estimates and related actuarial methods to calculate our obligation and expense. We are required to select certain actuarial assumptions, as more fully described in Note 9. Employee Benefit Plans to the consolidated financial statements. Our assumptions are determined based on current market conditions, historical information and consultation with and input from our actuaries and asset managers. The key factors which impact our estimates are (1) discount rates; (2) asset return assumptions; (3) actuarial assumptions such as retirement age and mortality; and (4) health care inflation rates.
Valuation of Long-lived Assets, and Expected Useful Lives
     We are required to review the recoverability of certain of our long-lived assets based on projections of anticipated future cash flows, including future profitability assessments of various manufacturing sites. We estimate cash flows and fair value using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments and review of appraisals. The key factors which impact our estimates are (1) future production estimates; (2) customer preferences and decisions; (3) product pricing; (4) manufacturing and material cost estimates; and (5) product life / business retention.
Deferred Tax Assets
     We are required to estimate whether recoverability of our deferred tax assets is more likely than not. We use historical and projected future operating results, based upon approved business plans, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations. The key factors which impact our estimates are (1) variances in future projected profitability, including by taxable entity; (2) tax attributes; and (3) tax planning alternatives.
Liabilities Subject to Compromise
     In accordance with SOP 90-7, we are required to segregate and disclose all prepetition liabilities that are subject to compromise. Liabilities subject to compromise should be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. Unsecured liabilities of the Debtors, other than those specifically approved for payment by the Court, have been classified as liabilities subject to compromise. Liabilities subject to compromise are adjusted for changes in estimates and settlements of prepetition obligations. The key factors which impact our estimates are (1) court actions; (2) further developments with respect to disputed claims; (3) determinations of the secured status of certain claims; and (4) the values of any collateral securing such claims.
     In addition, there are other items within our financial statements that require estimation, but are not as critical as those discussed above. These include the allowance for doubtful accounts receivable and reserves for excess and obsolete inventory. Although not significant in recent years, changes in estimates used in these and other items could have a significant effect on our consolidated financial statements.

Results of Operations
     The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-K for the year ended December 31, 2007.

	Years Ended December 31,
		%		%		%
(In thousands of dollars)	2007	of Revenues	2006	of Revenues	2005	of Revenues

Revenues	$1,894,696	100%	$1,759,168	100%	$1,935,273	100%
Cost of sales	1,827,786	96%	1,696,546	96%	1,719,195	89%

Gross profit	66,910	4%	62,622	4%	216,078	11%
Selling, general and administrative expenses	137,606	7%	130,477	7%	144,480	7%
Prepetition professional fees	—	0%	10,455	1%	—	0%
Facility consolidation, goodwill and asset impairment, and other charges	258,100	14%	684,164	39%	10,877	1%
Amortization expense	152	0%	222	0%	252	0%

Operating income (loss)	(328,948)	-17%	(762,696)	-43%	60,469	3%
Interest expense, net of interest income	49,040	3%	101,692	6%	99,980	5%
Gain on early extinguishment of debt, net	—	0%	—	0%	(14,805)	-1%

Loss from continuing operations before reorganization items, income taxes and minority interest	(377,988)	-20%	(864,388)	-49%	(24,706)	-1%
Reorganization items	57,643	3%	25,315	1%	—	0%
Provision (benefit) for income taxes	8,826	0%	40,231	2%	(7,810)	0%
Minority interest in non-wholly owned subsidiaries	427	0%	432	0%	177	0%

Loss from continuing operations	(444,884)	-23%	(930,366)	-53%	(17,073)	-1%
Income (loss) from discontinued operations, net	(27,918)	-1%	18,689	1%	18,887	1%
Cumulative effect of change in accounting principle	—	0%	1,020	0%	—	0%

Net income (loss)	$(472,802)	-25%	$(910,657)	-52%	$1,814	0%

Geographical revenues and operating income (loss) analysis:

	Revenues			Operating Income (Loss)
			Years Ended December 31
(In thousands of dollars)	2007	2006	2005	2007	2006	2005
North America	$757,434	$765,180	$975,908	$(295,052)	$(275,671)	$32,003
Europe	1,030,877	905,658	888,074	(37,412)	(459,921)	27,725
Other foreign countries	106,385	88,330	71,291	3,516	(27,104)	741

Total	$1,894,696	$1,759,168	$1,935,273	$(328,948)	$(762,696)	$60,469

     Results of Operations — For the year ended December 31, 2007 versus December 31, 2006
     Revenues. Total revenues increased $136 million from $1,759 million in 2006 to $1,895 million in 2007. Revenues in Europe accounted for the majority of the increase in sales, which were partially offset by decreased sales in North America. The primary driver of the increase of our 2007 sales was the favorable foreign exchange impact of $97 million due to the strengthening of the Euro as compared to the U.S. dollar. In addition, increased sales resulted from certain price increases, favorable product mix, and additional volume related to new product launches and the ramp-up of the existing programs. However, these increases were partially offset by the impacts of plants closures and decreases in our North American vehicle production from three of our larger customers (GM, Ford, and Chrysler). The largest decrease in Big 3 vehicle production came in pickups and SUVs, in light of record high gasoline prices in the United States during this period. Our net new business, in North America, declined significantly in 2007 and 2006, primarily as a result of this production volume decline and Lear insourcing the seat adjusters on the GMT 800/GMT 900 program. We continue to face increased pricing pressure from our OEM customers as they attempted to lower their production costs due to industry conditions.
     Cost of Sales. Cost of sales increased $131 million to $1,828 million in 2007 from $1,697 million in 2006. Cost of sales as a percentage of revenue remained consistent at 96% in 2007 as compared to 2006. The increase in cost of sales was primarily due to approximately $87 million of unfavorable foreign currency exchanges, higher sales volumes, $14 million of increased raw material costs (including steel, aluminum, resin, and others), as well as $6.5 million of increases in freight costs and by excess production capacity. Under utilization of production capacity as a result of lower customer production volumes has also negatively impacted our gross profit in 2007. We intend to continue to implement our operational restructuring plans to reduce our production capacity and to move production to our best-in-cost facilities. In addition, during the first quarter of 2007, we booked certain one-time charges related to $8.5 million of additional vacation obligations under SFAS 43, and $1.7 million of third party workers compensation fees, which were partially offset by a certain favorable adjustment of $5.8 million related to the reversal of the environmental reserve, and $0.8 million related to reduced depreciation expenses.
     Selling, General, and Administrative (SG&A). SG&A expenses was $138 million, or 7% of revenue, in 2007, compared to $130 million, or 7% of revenue, for 2006. In 2007, $38 million of expenses was associated with professional fees related to certain infrastructure, audits, tax, shared services improvements, and other expenses, versus $28 million incurred in 2006. Further, the increased SG&A expenses in 2007 related to an additional $3.0 million of legal accrual booked to cover certain pending litigation as per SFAS 5. The increase in SG&A expenses in 2007 was partially offset by cost reduction benefits from restructuring efforts initiated in 2006 and early 2007.
     Facility Consolidation, Goodwill and Asset Impairment, and Other Charges. Facility consolidation, goodwill and asset impairment, and other charges decreased $426 million in 2007 to $258 million when compared to 2006. The primary driver of the decrease is a $185 million goodwill impairment charge for the Body and Glass reporting unit in 2007, versus a $637 million goodwill impairment charge for the Control Systems reporting unit in 2006. These costs are associated with our ongoing cost reduction and capacity utilization efforts to improve our cost structure. Costs associated with these actions include employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, goodwill and asset impairment, and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”); SFAS No. 112, Employers’ Accounting for Post Employment Benefits (“SFAS 112”); SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”); SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”); and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).
     We are engaged in various operational restructuring plans designed to enhance performance optimization, improve worldwide efficiency and financial results, and better align our workforce with our current revenue level. The restructuring plan impacted over 50% of our worldwide operations either through product movement or facility closures. We expect this action to continue in 2009. Actual savings in 2007 were approximately $26.9 million, and expected savings in 2008, and beyond ranges between $77 million to $82 million per year.
     Interest Expense — Interest expense of $49 million for the year ended December 31, 2007 decreased $53 million as compared to $102 million in 2006 due to the fact that we ceased the recording of interest expense on liabilities subject to compromise when we entered into bankruptcy in October 2006, in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code (“SOP 90-7”). We continued to record and pay interest on the Second Lien Term Loan in accordance with the Final DIP Order and we continued to record interest expense on our DIP credit facilities.
     Reorganization Expense. SOP 90-7 requires the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations. The Debtors’ reorganization expense of $58 million for 2007 consisted of full year of professional fees directly related to reorganization compared to $25 million in 2006 for only two months worth of fees and losses as we filed for chapter 11 in October 2006. In 2006, we recognized a loss on the termination of interest rate swaps of $12.2 million resulting from our entering Bankruptcy which was reported in reorganization items. We had outstanding interest rate swaps in the notional amount of $400 million that effectively converted the interest on our Senior Notes to a variable rate prior to filing for bankruptcy protection. As a result of filing for chapter 11 under the Bankruptcy Code on October 30, 2006, these interest rate swaps were terminated. Accordingly, in November 2006, we settled these outstanding interest rate swap contracts with a liability of $12.2 million. This termination resulted in the unwinding of the hedge and resulted in a charge to income in November 2006 for this amount. In addition, we incurred $10.5 million of prepetition professional fees in 2006 directly related to our reorganization, which we reported as a separate line item in the statement of operations.
     Loss from Discontinued Operations. In 2007, we recognized net loss from discontinued operations of $28 million as compared to a gain of $19 million in 2006. In 2007, the $28 million loss primarily related to the write off of the Atwood goodwill amount of $74 million recognized, as part of the sale of Atwood. On August 15, 2007, the Bankruptcy Court approved the sale of the Atwood Mobile Products business segment to Atwood Acquisition Co. LLC (the “Buyer”) for an aggregate cash consideration of $160.2 million. On August 27, 2007, the Atwood sale closed, and the proceeds of the sale were used to pay down a portion of the funds owed under the DIP Term Loan and the DIP Revolver. As per the settlement agreement and mutual release between the Debtors and the

Buyer dated March 28, 2008, the purchase price had been subsequently reduced by $7.5 million based on changes in working capital as defined in the asset purchase agreement. On September 25, 2006, we completed the sale of Dura Automotive Systems Köhler GmbH to an entity controlled by Hannover Finanz GmbH, headquartered in Hannover, Germany. The sale agreement was executed on September 22, 2006, subject to the transfers of funds which occurred on September 25, 2006. The Company received approximately $18.5 million in net cash consideration for the sale. No continuing business relationship exists between this former subsidiary and the Company. In accordance with SFAS No. 144, the Dura Automotive Systems Köhler GmbH operating results and the gain on the sale have been shown as discontinued operations for all periods presented in the accompanying consolidated financial statements. The sale resulted in a gain of $7.6 million in 2006. The remaining discontinued losses represent period expenses associated with previous years’ exit activities of discontinued operations. See Note 3. Discontinued Operations, to our consolidated financial statements, for additional discussion.
     Income Taxes. During our 2006 evaluation of deferred tax assets, we concluded, during the second quarter, that the current relevant negative evidence was more pervasive than in prior periods and indicated we would more likely than not, not realize our U.S. deferred tax assets. Accordingly, we provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets in 2007 and 2006.
     The effective income tax rates for 2007 and 2006 differ from the U.S. federal statutory rate primarily as a result of lower foreign tax rates, the effects of state taxes, the provision of valuation allowances on losses in U.S. and certain foreign jurisdictions, and the adjustment to tax contingency reserves based upon specific events occurring during the periods. The effective rates for 2007 and 2006 were higher than 2005, primarily due to the valuation allowance against U.S. deferred income taxes recognized in 2007 and 2006.
Geographical Results of Operations
     For detailed information regarding our U.S. and foreign operations, see the Consolidating Guarantor and Non-Guarantor Financial Information set forth in Note 12 to the consolidated financial statements contained in Item 8 of this Form 10-K. The Non-Guarantor companies’ financial information principally represents our foreign operations.
     Our results of operations by geographic region are impacted by various geographic factors including vehicle production volumes, foreign exchange and general economic conditions.
     We sell our products to every major North American, European and Asian automotive OEM. We have manufacturing and product development facilities located in the United States, Brazil, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom. We also have a presence in India, Japan and Korea through sales office, alliances or technical licenses.
     The North American region continued to experience declining production volumes in 2007 and 2006, principally by the Big 3 domestic OEMs, which include GM, Ford, and Chrysler. The largest decrease in Big 3 vehicle production came in pickups and SUVs, in light of record high gasoline prices in the United States during this period. The U.S. net new business declined significantly in 2007 and 2006, primarily as a result of this production volume decline and Lear insourcing the seat adjusters on the GMT 800/GMT 900 program. Additionally, we faced increased pricing pressure from our OEM customers as they attempted to lower their production costs due to industry conditions.
     Our foreign business has been increasing as a percentage of total revenue due to the strengthening of foreign currencies in relation to the U.S. dollar and lower North American automotive production volumes. Foreign currency positively impacted revenue by $97 million during 2007. Sales in the North American region represented 40% and 44% of consolidated sales in 2007 and 2006, respectively.
     Results of Operations — For the year ended December 31, 2006 versus December 31, 2005
     Revenue. Total revenue decreased $176 million to $1,759 million in 2006 from $1,935 million in 2005. We continued to experience declining production volumes in 2006, principally by the Big 3 domestic OEMs, which include GM, Ford, and Chrysler. The largest decrease in Big 3 vehicle production came in pickups and SUVs, in light of record high gasoline prices in the United States during this period. Our net new business declined significantly in 2006 and 2005, primarily as a result of this production volume decline and Lear insourcing the seat adjusters on the GMT 800/GMT 900 program. Additionally, we faced increased pricing pressure from our OEM customers as they attempted to lower their production costs due to industry conditions.

     In 2006, we reduced some of our selling prices early in the year as steel costs declined temporarily from the 2005 level. Due to pricing pressure from the OEMs, we were not able to readjust our 2006 selling prices for this reduction when steel costs increased. We were able to partially pass through increased steel costs to our customers in 2005, which favorably impacted our revenue.
     In addition to the volume reductions, revenue in 2006 was negatively affected by an unfavorable product mix as certain of our customers and larger programs experienced a downturn as compared to the broader industry. Our European region did not experience the same level of production volume decline as our North American region for the periods presented.
     Our significant foreign denominated operations were favorably impacted by the overall currency strengthening against the U.S. dollar in 2006 and 2005. This favorable exchange rate change resulted in increased U.S. dollar revenues of approximately $20.0 million in 2006.
     We believe the future price of gasoline and interest rates will have the greatest impact on our OEM customers’ future requirements for our products. Over 40% of our revenue is derived from product sales associated with the U.S. Big 3 automakers platforms throughout the world. We are currently heavily dependent on their future requirements for our products.
     Cost of Sales. Cost of sales decreased $23 million to $1,696 million in 2006 from $1,719 million in 2005. Our production costs were adversely affected by significant increases in our raw material costs, including steel, aluminum and resin, increases in freight costs, and by excess production capacity. Cost of sales as a percentage of revenue increased to 96% in 2006 from 89% in 2005.
     Continuing rising steel costs in 2006 had a particularly adverse impact on our operating results, as compared to 2005. In certain cases, our product prices were adjusted downward in early 2006 as a result of the lower steel prices at that time. This price reduction negatively impacted our 2006 results, as steel prices rose during the remainder of the year. In order to mitigate the adverse impact of increased steel costs, we joined our customers’ steel resale programs, wherever possible.
     Freight costs increased in 2006 as a result of higher fuel costs that freight carriers passed along to their customers.
     Under utilization of production capacity as a result of lower customer production volumes severely impacted our gross profit in 2006. We intend to continue to implement our operational restructuring plans to reduce our production capacity and to move production to our best-in-cost facilities. Although we believe we have made significant progress in implementing our plan, our operating results do not reflect these changes and we expect to see the impact of these changes in our near-term operating results. In response to current industry conditions, we continue to reduce our worldwide workforce to better align our direct and indirect costs with our existing revenue level.
     Selling, General, and Administrative (SG&A). SG&A expenses decreased $14 million to $130 million in 2006 from $144 million in 2005 and remained consistent as percentage of revenue in both 2006 and 2005. Our goal continues to be to consolidate certain SG&A functions and streamline others to result in reduced future costs.
     Total SG&A expenses decreased in 2006 as compared to 2005 due to decreases in selling expenses as we began to bring the level of this effort in line with our reduced revenue base and decreases in engineering expense as we reduced our new product development efforts, offset by a slight increase in general and administrative costs associated mainly with the efforts to centralize certain administrative functions.
     In addition, in 2006, a total amount of $10.5 million of professional fees directly related to our reorganization efforts was incurred prior to our filing for Bankruptcy protection on October 30, 2006.
     Facility Consolidation, Goodwill and Asset Impairment, and Other Charges. As a part of our ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Costs associated with these actions include employee termination benefits, asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, goodwill and asset impairment, and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”); SFAS No. 112, Employers’ Accounting for Post Employment Benefits (“SFAS 112”); SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”); SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”); and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).

     In connection with the streamlining of operations during 2006, we recorded facility consolidation, goodwill and asset impairment, and other charges of $684 million. This charge consisted of severance and benefit related costs of $23 million, assets impairments of $651 million ($637 million of goodwill impairment for our Control Systems reporting unit, $11 million for fixed asset impairments and $3 million for other impairments), $6 million adjustment to our 2001 recorded loss on the sale of our former plastic business due to the financial inability of the purchaser to meet their obligations under a note we took as partial payment for the sale, $2 million of curtailment charges relating to pension and facility closure, and other exit activity costs of $2 million.
     We are engaged in various operational restructuring plans designed to enhance performance optimization, improve worldwide efficiency and financial results, and better align our workforce with our current revenue level. The restructuring plan impacted over 50% of our worldwide operations either through product movement or facility closures.
     Interest Expense — Interest expense of $102 million for the year ended December 31, 2006 increased $2 million as compared to $100 million in 2005 due to higher average interest rates on LIBOR based borrowings, increased borrowings during 2006 and due to the absence of the interest rate swaps loss of $10.8 million that was recognized in 2005.
     The recording of interest expense on liabilities subject to compromise ceased in most cases when we entered into bankruptcy in October 2006. We continued to record and pay interest on the Second Lien Term Loan in accordance with the Final DIP Order. We have accounted for the following 2006 interest expense related transactions in accordance with SOP 90-7:
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
     Gain on Early Extinguishment of Debt. During the fourth quarter of 2005, we retired, through open market purchases, our Senior Subordinated Notes with an approximate face value of $49.4 million, resulting in a net pretax gain of $18.2 million after the write-off of $0.4 million of associated deferred debt issuance costs. This gain is offset by a loss on early extinguishment of debt in the amount of $3.3 million, after the write-off in the second quarter of 2005 relating to debt issuance costs associated with the cancellation of our 2003 credit agreement as we entered into new credit facilities in May 2005.
     Reorganization Expense. SOP 90-7 requires the recognition of certain transactions directly related to the reorganization as reorganization expense in the statement of operations. The Debtors’ reorganization expense for 2006 consisted of:

For the period from
October 30, 2006 to
December 31, 2006
Professional and other fees directly related to reorganization, excluding prepetition fees	$11,041
Loss on termination of interest rate swap	12,185
Prepetition debt issue costs write-off	2,089

$25,315

     We incurred $10.5 million of prepetition professional fees in 2006 directly related to our reorganization, which we reported as a separate line item in the statement of operations.
     Gain from Discontinued Operations. On September 25, 2006, we completed the sale of Dura Automotive Systems Köhler GmbH to an entity controlled by Hannover Finanz GmbH, headquartered in Hannover, Germany. The sale agreement was executed on September 22, 2006, subject to the transfers of funds which occurred on September 25, 2006. The Company received approximately $18.5 million in net cash consideration for the sale. No continuing business relationship exists between this former subsidiary and the

Company. In accordance with SFAS No. 144, the Dura Automotive Systems Köhler GmbH operating results and the gain on the sale have been shown as discontinued operations for all periods presented in the accompanying consolidated financial statements. The sale resulted in a gain of $7.6 million in 2006. The remaining discontinued losses represent period expenses associated with previous years’ exit activities of discontinued operations.
     Income Taxes. During our 2006 evaluation of deferred tax assets, we concluded, during the second quarter, that the current relevant negative evidence was more pervasive than in prior periods and indicated we would more likely than not, not realize our U.S. deferred tax assets. Accordingly, we provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets amounting to $194.3 million as of December 31, 2006.
     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. During our second quarter of 2006, we recorded a valuation allowance of $90.8 million against U.S. deferred tax assets recorded as of December 31, 2005. Additionally, an approximate $118.4 million valuation adjustment was provided for against potential U.S. deferred taxes associated with the U.S. tax losses incurred in 2006. We have also provided an approximate $7.2 million valuation adjustment for foreign operating losses incurred in 2006. The valuation allowance is based on our review of all available positive and negative evidence, including our past and future performance in the jurisdictions in which we operate, the market environment in which we operate, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. Management continued to believe there is overwhelming negative evidence that the related deferred tax assets would not be realized. Prior to July 2, 2006, management had concluded that the positive evidence outweighed the negative evidence. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. The net current and noncurrent deferred tax liability as of December 31, 2006 was $3.0 million. This reflects a reduction of the deferred liability (which is entirely related to the timing difference of deductible goodwill) of $31.8 million as a result of the tax benefit on a portion of the goodwill impairment charge recorded.
     To the extent we recognize or can reasonably support the future realization of these U.S. deferred taxes assets, the valuation allowance will be adjusted accordingly.
     The effective income tax rates for 2006 and 2005 differ from the U.S. federal statutory rate primarily as a result of lower foreign tax rates, the effects of state taxes, the provision of valuation allowances on losses in U.S. and certain foreign jurisdictions, and the adjustment to tax contingency reserves based upon specific events occurring during the periods. The effective rates for 2006 were higher than 2005, primarily due to the valuation allowance against U.S. deferred income taxes recognized in 2006.
Geographical Results of Operations
     For detailed information regarding our U.S. and foreign operations, see the Consolidating Guarantor and Non-Guarantor Financial Information set forth in Note 12 to the consolidated financial statements contained in Item 8 of this Form 10-K. The Non-Guarantor companies’ financial information principally represents our foreign operations.
     Our results of operations by geographic region are impacted by various geographic factors including vehicle production volumes, foreign exchange and general economic conditions.
     We sell our products to every major North American, European and Asian automotive OEM. We have manufacturing and product development facilities located in the United States, Brazil, China, Czech Republic, France, Germany, Mexico, Portugal, Romania, Slovakia, Spain and the United Kingdom. We also have a presence in India, Japan and Korea through sales office, alliances or technical licenses.
     The North American region continued to experience declining production volumes in 2006, principally by the Big 3 domestic OEMs, which include GM, Ford, and Chrysler. The largest decrease in Big 3 vehicle production came in pickups and SUVs, in light of record high gasoline prices in the United States during this period. The U.S. net new business declined significantly in 2006, primarily as a result of this production volume decline and Lear insourcing the seat adjusters on the GMT 800/GMT 900 program. Additionally, we faced increased pricing pressure from our OEM customers as they attempted to lower their production costs due to industry conditions, resulting in increased operating losses for 2006 as compared to 2005.

     Our foreign business has been increasing as a percentage of total revenue due to the strengthening of foreign currencies in relation to the U.S. dollar and lower North American automotive production volumes. Foreign currency positively impacted revenue during 2006. Sales in the North American region represented 44% and 50% of consolidated sales in 2006 and 2005, respectively.
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
Liquidity and Capital Resources
     The following should be read in conjunction with Note 6. Debt to the consolidated financial statements, included in this Form 10-K.
     Due to the chapter 11 filings, outstanding prepetition long-term debt of the Debtors has been reclassified to the caption Liabilities Subject to Compromise (refer to Note 2. Significant Accounting Policies, Liabilities Subject to Compromise to the consolidated financial statements) on the consolidated balance sheet as of December 31, 2007 and 2006.
     The following is a summary of long-term debt at December 31, 2007 and 2006, including current maturities, and unsecured long-term debt included in liabilities subject to compromise (in thousands):

	December 31
	2007		2006
	Subject to		Subject to
	Compromise	Debt	Compromise	Debt
Debtors—In—Possession (“DIP”) Credit Agreements
Second lien term loan	$—	$104,414	$—	$165,000
Revolving credit facility	—	33,069	—	—
Prepetition Credit Agreement:
Second lien term loan	225,000	—	225,000	—
Senior unsecured notes	400,000	—	400,000	—
Senior subordinated notes	533,858	—	532,872	—
Convertible trust preferred securities	55,250	—	55,250	—
Deferred gain on interest rate swap, net	8,976	—	8,976	—
Debt issue costs, net	(15,527)	—	(15,527)	—
Accounts receivable factoring	—	7,586	—	—
Other	—	5,262	—	7,275

	1,207,557	150,331	1,206,571	172,275
Less — Current maturities	—	146,958	—	169,679

	$1,207,557	$3,373	$1,206,571	$2,596

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
     The Term Loan DIP Agreement provides for up to $165 million term loan and up to a $20 million pre-funded synthetic letter of credit facility and the Revolving DIP Agreement will provide for an asset based revolving credit facility for up to $115 million, subject to borrowing base and availability terms, with a $5 million sublimit for letters of credit. The total amount available for borrowing under the Revolving DIP Agreement at December 31, 2007 was $14.9 million. Borrowings under the DIP Credit Agreement will be used to repay outstanding amounts and support outstanding letters of credit under DOC’s existing asset based revolving credit facility, terminated interest rate swaps liabilities, payment of certain adequate protection payments, professionals’ fees, transaction costs, fees and expenses incurred in connection with the DIP Credit Agreements, other prepetition expenses, to provide working capital and for other general corporate purposes. Obligations under the DIP Credit Agreements are secured by a lien on the assets of the Debtors (which lien will have first priority with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the Cases. The DIP Term Loan is fully funded, with a balance of $165 million as of December 31, 2006 and $104.4 million as of December 31, 2007.
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
     The DIP Credit Agreements bear interest as follows: (a) in the case of borrowings under the Revolving DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 0.75% per annum or (ii) at the reserve adjusted LIBOR Rate plus 1.75% per annum; and (b) in the case of borrowings under the Term Loan DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 2.25% per annum or (ii) at the reserve adjusted LIBOR Rate plus 3.25% per annum. In addition, the DIP Credit Agreements obligate the Debtors to pay certain fees to the Lenders, as described in the DIP Credit Agreements. The interest rate used under the Revolving DIP Agreement was 8% (Base Rate of 7.25% plus 0.75% per annum) and the interest rate used under the Term Loan DIP Agreement was 8.38% (LIBOR Rate of 5.13% plus 3.25% per annum) for the year ended December 31, 2007.
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
Second Lien Credit Facility
     On the Effective Date, New Dura, DOC (as Borrower) and certain of their domestic subsidiaries (as guarantors) entered into the Senior Secured Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Facility”) with a syndicate of New Second Lien Lenders and Wilmington Trust Company as administrative agent and collateral agent. The Second Lien Credit Facility is a second lien term loan for a term of five years in a principal amount of $83.75 million issued with original issue discount (“OID”) of 20% of the principal amount. The relative rights of the Senior Secured Revolving Credit Facility and the Second Lien Credit Facility will be set forth in an intercreditor agreement (the “Intercreditor Agreement”) which will include provisions governing their respective collateral rights and obligations.
     The outstanding principal balance under the Second Lien Credit Facility shall bear interest, at DOC’s election, at a rate per annum equal to (a) the ABR plus the Applicable Margin or (b) the Eurodollar Rate plus the Applicable Margin (each as defined in the Senior Secured Second Lien Credit Facility Agreement). Interest shall be payable in cash or, at the option of DOC, in kind such that all interest payments are added to the principal amount of the term loans under the Second Lien Credit Facility. In addition, DOC paid a funding fee of $8.375 million, representing 10% of the aggregate principal amount of the term loan commitments, (without taking into account any OID), which was allocated among the lenders pro rata in accordance with their respective commitments. The fee was paid by issuing 83,750 shares of New Series A Preferred Stock.
     DOC will make mandatory prepayments as follows, to the extent that the Senior Secured Revolving Credit Facility has been repaid in full: (i) 100% of the net cash proceeds of any incurrence of debt (other than permitted debt) by the parties to the loans and their domestic subsidiaries; (ii) 100% of the net cash proceeds of any sale or disposition by the parties to the loans and their domestic subsidiaries of any assets (in excess of $1 million) except for sales of inventory or obsolete, uneconomic, surplus or worn-out property, in each case, in the ordinary course of business, and subject to customary thresholds and exceptions (including the right to reinvest the proceeds); and (iii) a certain percentage excess cash flow for each fiscal year of DOC commencing with the fiscal year ending December 31, 2009, with stepdowns to be mutually agreed and with a right to reinvest the mandatory prepayment resulting from excess cash flow.
     The Second Lien Credit Facility is secured by (1) a first priority lien on the portion of the collateral consisting of (i) all intercompany indebtedness owed to New Dura, DOC and all guarantors from any foreign subsidiaries and (ii) up to 100% of the equity interests of all first-tier foreign subsidiaries of New Dura, DOC and all other guarantors; and (2) a second priority lien on all collateral, junior to the liens of the Senior Secured Revolving Credit Facility (other than the portion of the collateral which the Second Lien Credit Facility will have a second priority lien, as set forth in this section).
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
     The following borrowings represent the debt agreements which are in default, and classified as liabilities subject to compromise:
     In May 2005, we entered into senior secured credit facilities with an aggregate borrowing capacity of $325 million, consisting of a five-year $175 million asset based revolving credit facility (the “Credit Agreement”) and a six-year $150 million senior secured second lien term loan (the “Second Lien Term Loan” and together with the Credit Agreement, the “Credit Facilities”). In March 2006, we completed a $75 million upsize to our Second Lien Term Loan. In connection with the transaction, we amended both our existing $150 million Second Lien Term Loan and Credit Agreement. Debt issuance costs of $2 million were incurred on this transaction, resulting in net cash proceeds of $73 million, of which $46.3 million was used to reduce our outstanding borrowings under the Credit Agreement. No amounts are outstanding under the asset backed revolving credit facility at December 31, 2006, as any borrowings were fully paid off in November 2006 with the proceeds from the DIP Credit Agreement. The amount under the Second Lien Term Loan is included in liabilities subject to compromise.
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

     In April 2002, we completed the offering of $350 million 8.625% Senior Notes, which were due in April 2012. The interest on the 2002 Senior Notes was payable semi-annually each April and October. Principal was payable in full in April 2012. In November 2003, we completed an additional Senior Notes offering of $50 million, which was due also in April 2012. The interest on the 2003 Senior Notes were payable semi-annually each April and October. No interest expense has been accrued for on this unsecured debt from the date of our bankruptcy filing.
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
     We had outstanding interest rate swaps in the notional amount of $400 million that effectively converts the interest on our Senior Notes to a variable rate. As a result of filing for chapter 11 under the Bankruptcy Code on October 30, 2006, these interest rate swaps were terminated. Accordingly, in November 2006 we were requested to, and did settle these outstanding interest rate swap contracts with a liability of $12.2 million. This termination resulted in the unwinding of the hedge and resulted in a charge to income in November 2006 for this amount. These interest rate swap contracts were with various high credit quality major financial institutions and were to expire in April 2012. At their inception, we designated these contracts as fair value hedges.
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
Cash Flows
     Cash used in operating activities totaled $72.3 million for the year ended December 31, 2007, as compared to $182.9 million for the year ended December 31, 2006. The improvement was primarily due to less operating losses (net of non-cash impairment and restructuring charges) generated in 2007 as compared to 2006, less cash paid for interest, improved payment terms to vendors, and improved collections days from customers during the latter part of 2007. Our filing for chapter 11 in 2006 resulted in having no credit terms with our significant vendors in North America, which has gradually improved in 2007 and enabled us to obtain improved credit terms with our vendors. In 2007, we continued paying significant amounts related to reorganization and pre-petition liabilities, which significantly impacted our cash situation.
     Cash flows used in investing activities totaled $59.0 million in 2007 as compared to $77.1 million in 2006. The improvement was primarily due to reduced capital expenditures, as we continued to rationalize our spending in order to sustain required liquidity to run our operations and continue our restructuring plans.
     Cash flows used in financing activities totaled $26.1 million in 2007 as compared to cash provided by financing activities of $211.3 million in 2006. Cash provided by financing activities in 2006 primarily reflects the receipt of $165 million related to the DIP term loan, as part of our filing for bankruptcy. Cash used in financing activities during 2007 reflects the use of the proceeds from the sale of our Atwood operations of $160.2 million (which is shown as cash provided by discontinued operations) to pay down our DIP Term and Revolver loans.
     During 2006, we used cash in operations of $182.9 million, compared to $23.7 million in 2005. Unfavorable increased usage of cash was primarily due to our greater operating loss and shorter supplier payment terms resulting from our bankruptcy filing. In addition, cash used for accounts receivable declined in 2006 from 2005 due to lower revenue. We experienced some delay in customer remittances as a result of our filing for bankruptcy, especially in collecting tooling charges. Inventory required a use in cash in 2006 as compared to being a source in 2005 due to increases in the investment in inventory, as a result of customers requiring lower production volumes than we anticipated from their releases, which we had used as the basis to purchase inventory.
     Net cash used in investing activities was $77.1 million for 2006 compared to $58.6 million in 2005, due to higher capital expenditures. The 2006 investing activities primarily represent regular capital expenditures for the acquisition of equipment to meet new product launches. Noncash capital expenditures of $9.5 million were incurred in 2006, for which cash payment occurred in 2007.
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
     Our current principal sources of liquidity are cash flows generated from operations, current cash balances and available borrowings under the credit agreements. Because of our chapter 11 filing, we have incurred significant cash usage as our trade suppliers shortened their payment terms to, in many cases, cash in advance and some of our customers have extended the timing of their remittances. We believe that the current credit agreements provide sufficient funds to meet our short-term liquidity needs. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing an approved Bankruptcy reorganization plan, our business strategy, especially our operational restructuring activities, and that there will be no further material adverse developments in our business, liquidity or capital requirements, including no further downturn in vehicle production volumes, recovery of rising steel prices, and no material adverse impact from the credit crisis. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our working capital needs and other obligations and commitments, we will be required to further refinance or restructure our debt or to dispose of assets to obtain funds for such purposes. There is no assurance that such a refinancing or restructuring or asset dispositions could be affected on a timely basis or on satisfactory terms, if at all, or would be permitted by the terms of our existing debt instruments or will be approved by the Bankruptcy Court.
     Our principal use of liquidity will be to fund working capital, finance capital expenditures, pay reorganization related expenses, and incur cash charges for our restructuring plan. Due to the chapter 11 filing, our ability to borrow additional funds is extremely limited. Refer to further discussion above under “Liquidity and Capital Resources”.
Off Balance Sheet Arrangements
     We use standby letters of credit to guarantee our performance under various contracts and arrangements, principally in connection with our workers compensation liabilities with insurers. These letters of credit contracts expire annually and are usually extended on a year-to-year basis. At December 31, 2007, we had outstanding letters of credit of $19.6 million. We do not believe that they will be required to be drawn.
     We currently do not have any material nonconsolidated special purpose entity arrangements.
Contractual Obligations
     The following table presents our contractual obligations at December 31, 2007 (in thousands):

	Payments due by period
		Less than	Two-three	Four-five	More than
	Total	one year	years	years	five years
DIP Credit Agreement (d)	$137,483	$137,483	$—	$—	$—
Second Lien Term Loan (b)	225,000	225,000	—	—	—
Senior unsecured notes (b)	400,000	400,000	—	—	—
Senior subordinated notes (b)	533,858	533,858	—	—	—
Convertible trust preferred (b)	55,250	55,250	—	—	—
Capital lease obligations	2,767	423	542	510	1,292
Accounts receivable factoring	7,586	7,586	—	—	—
Other debts	2,495	1,465	1,030	—	—
Interest expense (a)	48,000	48,000	—	—	—
Employee termination benefit (c)	21,857	21,857	—	—	—
Operating leases	89,472	17,692	24,572	17,360	29,848

	$1,523,768	$1,448,614	$26,144	$17,870	$31,140

(a)	Interest expense obligations were calculated holding interest rates constant as of December 31, 2007. No interest expense is included for items subject to compromise, except for the Second Lien Term Loan. We have received Bankruptcy Court approval to pay this interest. Interest expense subject to compromise represents unrecorded interest expense for debts subject to compromise based on SOP 90-7 guidance. Interest expense is based upon the contractual maturity of the debt and is, therefore, reported under the “less than one year” column in the table above.

(b)	These liabilities are subject to compromise under the Bankruptcy Code. The actual cash settlements may vary from these amounts when our reorganization plan is finalized and approved by all applicable parties. The total amount is reported under the “less than one year” column in the table above due to the fact that the Company is in default with all of its prepetition debt, as a result of filing for chapter 11.

(c)	The accrual for employee termination benefit is included as part of the restructuring and facility closure accrual. See Note 4. Facility Consolidation, Goodwill and Asset Impairment, and Other Charges to the consolidated financial statements.

(d)	On the Effective Date, the outstanding balance of the DIP Credit Agreements of $137 million was paid in full with proceeds received from new exit financing. The balance of the new exit financing facilities as of the Effective Date was $230 million.

(e)	As of December 31, 2007, our recorded liability for pension and postretirement benefits totaled $65.8 million. We expect to contribute $9.9 million to our pension plans and $2.2 million to our postretirement medical benefit plans in 2008. We are unable to provide contribution information beyond 2008.
     At December 31, 2007, we are not a party to any significant purchase obligations for goods or services not incurred in the normal course of business.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Foreign Currency Exchange Rate Risk
     A significant portion of our revenues are derived from manufacturing operations in Europe, Asia and Latin America (60% of 2007 revenue). The results of operations and the financial position of our operations in these countries are principally measured in their respective currency and translated into U.S. dollars. The effects of foreign currency fluctuations in such countries are somewhat mitigated by the fact that expenses are generally incurred in the same currencies in which revenues are generated. The reported income of these subsidiaries will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the respective foreign currency.
     At December 31, 2007, approximately $1.0 billion of our assets are based in our foreign operations and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, with the effect of such translation reflected as a separate component of stockholders’ investment (deficit). Accordingly, our consolidated stockholders’ investment (deficit) will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the respective foreign currency.
     Our strategy for management of currency risk relies primarily upon conducting operations in such countries’ respective currency and we may, from time to time, engage in hedging programs intended to reduce the exposure to currency fluctuations.
Interest Rate Risk
     Our current credit agreements bear interest based upon LIBOR or a defined base rate, both of which are subject to market conditions that can impact the interest rate to be paid. To the extent that interest rates change by 100 basis points, the Company’s annual interest expense would show a corresponding change of approximately $2 million.
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

Item 8. Financial Statements and Supplementary Data

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Dura Automotive Systems, Inc.
We have audited the accompanying consolidated balance sheets of Dura Automotive Systems, Inc. (Debtor-in-Possession) and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ investment (deficit), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Dura Automotive Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, since October 30, 2006 the Company has been in reorganization under Chapter 11 of the U.S. Bankruptcy Code. The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such consolidated financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to stockholder accounts, the effect of any changes that may be made in the capitalization of the Company; or (4) as to operations, the effect of any changes that may be made in its business.
As discussed in Note 15 to the consolidated financial statements on May 12, 2008, the Bankruptcy Court entered an order confirming the Company’s plan of reorganization which became effective on June 27, 2008. The accompanying consolidated financial statements do not include adjustments necessary to reflect the application of fresh-start reporting in accordance with AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.
As discussed in Notes 2 and 7 to the consolidated financial statement, effective January 1, 2007, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement 109.
Detroit, Michigan
October 31, 2008

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$93,570	$90,446
Accounts receivable, net of allowance of $6,795 in 2007 and $6,203 in 2006	276,022	293,835
Inventories	133,373	117,858
Deferred income taxes	11,086	6,642
Other current assets	97,932	122,675
Current assets of discontinued operations	—	50,592

Total current assets	611,983	682,048

Property, plant and equipment, net	411,884	434,951
Goodwill	—	184,321
Deferred income taxes	16,067	22,038
Other assets, net of accumulated amortization of $335 in 2007 and $317 in 2006	9,560	18,487
Noncurrent assets of discontinued operations	—	112,996

	$1,049,494	$1,454,841

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Debtors-in-possession financing	$137,483	$165,000
Current maturities of long-term debt	9,475	4,679
Accounts payable	174,899	161,558
Accrued liabilities	202,708	156,823
Accrued pension and postretirement benefits	2,481	1,437
Deferred income taxes	2,074	2,768
Current liabilities of discontinued operations	—	7,074

Total current liabilities	529,120	499,339

Long-term Liabilities:
Long-term debt, net of current maturities	3,373	2,596
Pension and postretirement benefits	63,303	68,044
Other noncurrent liabilities	46,722	39,218
Deferred income taxes	13,958	5,176
Noncurrent liabilities of discontinued operations	—	3,253

Total long-term liabilities	127,356	118,287

Liabilities subject to compromise	1,306,779	1,335,083

Total Liabilities	1,963,255	1,952,709

Commitments and Contingencies (Notes 6, 7, 10 and 11)
Minority interests	6,284	5,459
Stockholders’ Deficit:
Preferred stock, par value $1; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, Class A; par value $.01; 60,000,000 shares authorized; 18,904,222 issued and outstanding	189	189
Common stock, Class B; par value $.01; 10,000,000 shares authorized; none issued or outstanding	—	—
Additional paid-in capital	351,878	351,878
Treasury stock at cost	(1,743)	(1,743)
Accumulated deficit	(1,472,639)	(1,002,185)
Accumulated other comprehensive income	202,270	148,534

Total stockholders’ deficit	(920,045)	(503,327)

	$1,049,494	$1,454,841

The accompanying notes are an integral part of these consolidated financial statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	For the Years Ended December 31,
	2007	2006	2005
Revenues	$1,894,696	$1,759,168	$1,935,273
Cost of sales	1,827,786	1,696,546	1,719,195

Gross profit	66,910	62,622	216,078
Selling, general and administrative expenses	137,606	130,477	144,480
Prepetition professional fees	—	10,455	—
Facility consolidation, goodwill and asset impairment, and other charges	258,100	684,164	10,877
Amortization expense	152	222	252

Operating income (loss)	(328,948)	(762,696)	60,469
Interest expense, net of interest income of $1,823 in 2007, $2,815 in 2006 and $2,987 in 2005 (contractual interest expense was $139.8 million in 2007 and $119.5 million in 2006)	49,040	101,692	99,980
Gain on early extinguishment of debt, net	—	—	(14,805)

Loss from continuing operations before reorganization items, income taxes and minority interest	(377,988)	(864,388)	(24,706)
Reorganization items	57,643	25,315	—

Loss from continuing operations before income taxes and minority interest	(435,631)	(889,703)	(24,706)
Provision (benefit) for income taxes	8,826	40,231	(7,810)
Minority interest in non-wholly owned subsidiaries	427	432	177

Loss from continuing operations	(444,884)	(930,366)	(17,073)
Income (loss) from discontinued operations, including gain (loss) on disposals, net	(27,918)	18,689	18,887

Income (loss) before change in accounting principle	(472,802)	(911,677)	1,814
Cumulative effect of change in accounting principle, net of tax of $712 in 2006	—	1,020	—

Net income (loss)	$(472,802)	$(910,657)	$1,814

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(23.53)	$(49.31)	$(0.91)
Income (loss) from discontinued operations	(1.48)	0.99	1.01
Cumulative effect of change in accounting principle	—	0.05	—

Net income (loss)	$(25.01)	$(48.27)	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ INVESTMENT (DEFICIT)

							Accumulated	Total
	Common Stock		Additional				Other	Stockholders’
	Class A		Paid—in	Treasury Stock		Accumulated	Comprehensive	Investment
	Shares	Amount	Capital	Shares	Amount	Deficit	Income (Loss)	(Deficit)
				(in thousands, except per share amounts)
Balance, December 31, 2004	18,632,530	186	351,571	237,011	(2,513)	(93,342)	151,589	407,491
Sale and exercise of stock options, including the value of treasury stock	142,418	2	423	(53,328)	565	—	—	990
Net income	—	—	—	—	—	1,814
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	(64,832)
Minimum pension liability, net of tax	—	—	—	—	—	—	(5,756)
Total comprehensive loss								(68,774)

Balance, December 31, 2005	18,774,948	188	351,994	183,683	(1,948)	(91,528)	81,001	339,707
Sale and exercise of stock options, including the value of treasury stock	129,274	1	(116)	(19,321)	205	—	—	90
Net loss			—	—	—	(910,657)	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	75,561
Pension and postretirement benefit plans adjustments, net of tax	—	—	—	—	—	—	(3,128)
Total comprehensive loss								(838,224)
SFAS 158 adjustment, net of tax	—	—	—	—	—	—	(4,900)	(4,900)

Balance, December 31, 2006	18,904,222	$189	$351,878	164,362	$(1,743)	$(1,002,185)	$148,534	$(503,327)
Net loss			—	—	—	(472,802)	—
Other comprehensive income (loss):
Foreign currency translation adjustment	—	—	—	—	—	—	45,367
Pension and postretirement benefit plans adjustments, net of tax	—	—	—	—	—	—	8,369
Total comprehensive loss								(419,066)
FIN 48 cumulative effect adjustment	—	—	—	—	—	2,348		2,348

Balance, December 31, 2007	18,904,222	$189	$351,878	164,362	$(1,743)	$(1,472,639)	$202,270	$(920,045)
The accompanying notes are an integral part of these consolidated financial statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31
	2007	2006	2005
	(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(472,802)	$(910,657)	$1,814
Less: Net income (loss) from discontinued operations	(27,918)	18,689	18,887
Less: Cumulative effect of change in accounting principle, net of tax	—	1,020	—

Loss from continuing operations	(444,884)	(930,366)	(17,073)
Adjustments required to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	75,237	73,606	72,704
Asset impairments	33,921	10,838	3,024
Goodwill impairment	184,497	636,927	—
Facility consolidation charges	39,682	36,399	7,853
Amortization of deferred financing fees	8,627	4,122	3,889
(Gain) loss on sale of property, plant and equipment	320	(2,377)	(487)
Bad debt expense (credit)	1,238	(450)	1,176
Reorganization items	57,643	25,315	—
Payments on reorganization items	(49,863)	—	—
Deferred income tax (benefit) expense	(5,436)	42,629	(27,209)
Settlement of environmental matters	—	—	(9,960)
Gain on early extinguishment of debt	—	—	(14,805)
Change in other operating items:
Accounts receivable	34,087	(21,039)	(24,081)
Inventories	(11,326)	(19,773)	11,510
Other current assets	24,846	(10,982)	(20,948)
Accounts payable and accrued liabilities	(38,159)	(28,594)	(17,135)
Other assets, liabilities and noncash items	17,226	817	7,877

Net cash used in continuing operating activities	(72,344)	(182,928)	(23,665)

INVESTING ACTIVITIES:
Capital expenditures	(66,818)	(83,429)	(61,109)
Proceeds from the sale of assets and other	7,834	6,370	2,490

Net cash used in continuing investing activities	(58,984)	(77,059)	(58,619)

FINANCING ACTIVITIES:
DIP Term Loan borrowings	—	165,000	—
DIP Term Loan payments	(60,586)	—	—
DIP Revolver borrowings, net	33,069	—	—
Proceeds under factoring arrangements	7,586	—	—
Net borrowings under prepetition debt	—	68,861	—
Net borrowings under revolving credit facilities	—	—	17,500
Long-term borrowings	1,825	—	153,285
Repayments of long-term borrowings	(4,560)	—	(179,459)
Payment on termination of interest rate swap	—	(12,185)	—
Deferred gain on termination of interest rate swap	—	—	11,374
Proceeds from sales of equity securities	—	257	673
Debt issue costs	(3,466)	(10,522)	(7,613)
Other, net	—	(98)	(86)

Net cash provided by (used in) continuing financing activities	(26,132)	211,313	(4,326)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	6,301	16,331	(7,942)

NET CASH FLOWS FROM CONTINUING OPERATIONS	(151,159)	(32,343)	(94,552)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	805	6,215	34,124
Investing activities, including proceeds from sale of business	153,478	14,685	(29,251)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	154,283	20,900	4,873
CASH AND CASH EQUIVALENTS:
Beginning of year	90,446	101,889	191,568

End of year	$93,570	$90,446	$101,889

SUPPLEMENTAL DISCLOSURE:
Cash paid for interest	$37,917	$70,360	$95,293
Cash paid for income taxes	$6,842	$13,336	$10,496
Capitalized interest expense	$—	$101	$453
The accompanying notes are an integral part of these consolidated financial statements.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005
1. Organization and Basis of Presentation:
     On October 30, 2006, Dura Automotive Systems, Inc. (referred to as “Dura”, “Company”, “we”, “our” and “us””) and its United States (“U.S.”) and Canadian subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”).
     On June 27, 2008 (the “Effective Date”), the Debtors satisfied, or otherwise obtained a waiver of, each of the conditions precedent to the effective date specified in Article VIII of the Debtors’ Revised Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (With Further Technical Amendments) (the “Confirmed Plan”), dated May 12, 2008, as confirmed by an order (the “Confirmation Order”) of the United States Bankruptcy Court entered on May 13, 2008. Refer to the discussion of the Company’s emergence from Chapter 11 bankruptcy at Note 15 to the consolidated financial statements in conjunction with the following footnotes.
     Dura (a Delaware Corporation) and its subsidiaries is a leading independent designer and manufacturer of driver control systems, seating control systems, glass systems, engineered assemblies, structural door modules and exterior trim systems for the global automotive industry. Dura is a holding company whose predecessor was formed in 1990.
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
     In 2007, the Debtors operated pursuant to chapter 11 under the Bankruptcy Code. The accompanying condensed combined financial statements reported in Note 13 to the consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the Company’s emergence from bankruptcy on the Effective Date.
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

See Note 13 for the condensed combined financial statements of the Debtors and refer to the discussion of the Company’s emergence from Chapter 11 bankruptcy at Note 15 to the consolidated financial statements.
2. Significant Accounting Policies:
Principles of Consolidation:
     The Company consolidates all majority owned subsidiaries and investments in entities in which it has controlling influence. Non-majority owned investments are accounted for using the equity method when the Company is able to influence the operating policies of the investee. Non-majority owned investments include investments in limited liability companies, partnerships, or joint ventures. When the Company does not influence the operating policies of an investee, the cost method is used. These consolidated financial statements also reflect the Company’s proportionate interests in certain jointly owned plants. The Company eliminates all intercompany balances and transactions.
Reclassifications:
     Certain prior year amounts have been reclassified to reflect the sale of the Atwood Mobile Products segment in 2007 that is required to be reported as a discontinued operation under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), as described in Note 3 to the consolidated financial statements.
Cash and Cash Equivalents:
     Cash equivalents consist of money market instruments with original maturities of three months or less and are stated at cost, which approximates fair value.
Inventories:
     Inventories are valued at the lower of first-in, first-out cost or market. We assess inventory valuation based on estimates of future demand. Our estimates of future demand are based upon projections of future related automobile platform sales. The future projected demand of service parts is based upon current service usage.
     Inventories consisted of the following (in thousands):

	December 31,
	2007	2006
Raw materials	$68,307	$59,784
Work-in-process	33,076	28,923
Finished goods	31,990	29,151

	$133,373	$117,858

Other Current Assets:
     Other current assets consisted of the following (in thousands):

	December 31,
	2007	2006
Excess of cost over billings on uncompleted tooling projects	$42,371	$58,107
Income and other tax receivables	30,065	29,394
Debt issue costs, net of amortization of $9,288 in 2007 and $661 in 2006	2,705	7,897
Assets held for sale	2,014	—
Prepaid expenses and other	20,777	27,277

	$97,932	$122,675

     Excess of cost over billings on uncompleted tooling projects represents unbilled recoverable costs incurred by us in the production or procurement of customer-owned tooling to be used by us in the manufacture of our products. We receive a specific purchase order for this tooling and expect to be reimbursed by the customer within one year. Costs are deferred until reimbursed by the customer. Forecasted losses on incomplete projects are recognized currently when identified.

     The assets held for sale of $2 million relate to the closure of the Barcelona, Spain facility and are accounted for as per the guidance provided by SFAS 144.
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
     Maintenance and repairs are charged to expense as incurred. Major betterments and improvements, which extend the useful life of the item, are capitalized and depreciated. The cost and accumulated depreciation of property, plant and equipment retired or otherwise disposed of are removed from the related accounts, and any residual values are charged to income. When circumstances indicate a potential impairment to the carrying value of any property, plant or equipment, we perform an evaluation in accordance with SFAS 144 to assess the recoverability of the assets. See further discussion in Note 4 to the consolidated financial statements. Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Land and buildings	$198,502	$200,574
Machinery and equipment	666,671	716,455
Construction in progress	43,532	42,060
Less — Accumulated depreciation and amortization	(496,821)	(524,138)

	$411,884	$434,951

     Construction in progress includes prepayments for equipment purchases.
     Dura periodically evaluates the carrying value of long-lived assets held for use, including amortizable intangible assets, when events or circumstances warrant such a review. The carrying value of a long-lived asset held for use is considered impaired when the anticipated separately identifiable undiscounted cash flows from the asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved or from appraisals performed by valuation experts. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets.
Goodwill and Other Assets:
     Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in business combination transactions.
     In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we perform impairment tests using both a discounted cash flow methodology and a market multiple approach for each of our reporting units. This impairment test is conducted during the second quarter of each year or whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. In connection with our review of goodwill during our second quarter of 2006, our analysis indicated that the reported value of our goodwill in our Control Systems reporting unit, recorded in connection with various acquisitions that have been completed over the last ten years, was materially impaired. No other impairments were indicated for the other reporting units. We completed our step two impairment analysis and determined that all of the Control Systems reporting unit’s goodwill was impaired. Accordingly, we recorded an impairment charge for the total amount of the Control Systems reporting unit goodwill of approximately $636.9 million. This charge is reflected in facility consolidation, goodwill and asset impairment, and other charges in the consolidated statement of operations for the year ended December 31, 2006.

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
     In addition to the completion of our assessment of the Body & Glass reporting unit, our ongoing reassessment included an assessment of the carrying value of our Atwood Mobile Products reporting unit and resulted in the conclusion that no impairment had occurred. The sale of Atwood was completed in August 2007. The related goodwill amount for Atwood of $74.0 million was included in noncurrent assets of discontinued operations as of December 31, 2006. It was also accounted for as part of the loss on the sale amount and is included in the losses from discontinued operations reported in the consolidated statement of operations for the year ended December 31, 2007.
     A rollforward summary of the carrying amount of goodwill is as follows (in thousands):

	December 31,
	2007	2006
Beginning balance(1)	$184,321	$775,781
Currency translation adjustment	176	45,467
Impairment	(184,497)	(636,927)

Ending balance	$—	$184,321

(1)	This amount has been corrected for a presentation typographical error. This correction reduced Body & Glass goodwill by $2,676 from the amount previously reported.
     Other assets consisted of the following (in thousands):

	December 31,
	2007	2006
Rabbi trust and cash surrender value	917	9,294
Other intangible assets	1,613	4,723
Notes receivable, net of reserves	2,219	92
Other assets	4,811	4,378

	$9,560	$18,487

     The Company amortizes intangible assets on a straight-line basis over the expected period of benefit, ranging from 12 to 20 years. Other intangible assets consist primarily of customer relationships and license agreements of $1.6 million and $4.7 million for the years ended December 31, 2007 and 2006, respectively. Amortization expense for the years ended December 31, 2007 and December 31, 2006 were not significant. In 2001, the Company purchased the trademark naming rights of “DURA” in Europe for $4.5 million from a counterparty. Given the change in economic conditions, management determined there are no adequate future cash flows supporting the intangible assets and full impairment of $2.9 million was required and recorded during the fourth quarter of 2007.
     The Company carried life insurance policies to cover the deferred compensation benefits of certain of its former key executives, which were assumed as part of the Excel acquisition in 1999.  The Company was named the beneficiary on these policies.  These policies had cash surrender values, and were held in a Rabbi Trust.  As part of filing for chapter 11, the obligations associated with the deferred compensation benefits were considered prepetition liabilities and subject to compromise.  At the end of 2007, and pursuant to a Court order dated November 27, 2007, the Rabbi Trust was terminated and the related investments were liquidated, and the Company received a substantial amount of funds that were held in the Rabbi Trust.

Accrued Liabilities:
     Accrued liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Compensation and benefits	$78,043	$72,800
Income and other taxes	16,319	23,137
Professional fees directly related to reorganization	35,215	13,219
Restructuring and facility closure	23,623	15,729
Interest	5,063	2,174
Warranty reserve	6,018	1,457
Atwood purchase price adjustment reserve	6,735	—
Other	31,692	28,307

	$202,708	$156,823

     Refer to Note 3 to the consolidated financial statements for discussion related to the Atwood purchase price adjustment reserve.
Other Noncurrent Liabilities:
     Other noncurrent liabilities consisted of the following (in thousands):

	December 31,
	2007	2006
Restructuring and facility closure	$19,269	$17,897
Warranty and environmental	1,603	7,198
Other	25,850	14,123

	$46,722	$39,218

Liabilities Subject to Compromise:
     Refer to the discussion of the Company’s emergence from chapter 11 bankruptcy at Note 15 to the consolidated financial statements.
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
     Liabilities subject to compromise consisted of the following (in thousands):

	December 31,
	2007	2006
Debt	$1,207,557	$1,206,571
Accrued interest	44,221	44,026
Accounts payable	28,631	64,616
Pension benefit plans	19,870	19,870
Other benefits	927	—
Accrued income taxes	5,573	—

	$1,306,779	$1,335,083

Contractual Interest Expense:
     In accordance with the Court-approved first day motion, the Company continued (through December 31, 2007) to accrue and pay the interest on its Second Lien Term Loan whose principal balance was subject to compromise. Effective October 30, 2006, interest on unsecured prepetition debt, other than the Second Lien Term Loan, has not been accrued as provided for under the U.S. Bankruptcy code. For the years ended December 31, 2007 and 2006, the amount of unrecorded interest on prepetition debt was approximately $89 million and $15 million, respectively. Contractual interest expense for the year ended December 31, 2007 and 2006 was $140 million and $119 million, respectively.
Reorganization Items:
     SOP 90-7 requires reorganization items such as certain revenues, expenses such as professional fees directly related to the process of reorganizing the Debtors under chapter 11, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business to be separately disclosed. The Debtors’ reorganization items incurred in 2007, and between the filing date of October 30, 2006 and December 31, 2006, consisted of the following:

		For the period from
	For the year ended	October 30, 2006 to
	December 31, 2007	December 31, 2006
Professional and other fees directly related to reorganization, excluding prepetition fees	$57,643	$11,041
Loss on termination of interest rate swap	—	12,185
Prepetition debt issue costs write-off	—	2,089

	$57,643	$25,315

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
     The allowance for doubtful accounts is established based on an analysis of trade receivables for known collectibility issues and the aging of trade receivables at the end of each period. The allowance for doubtful accounts was $6.8 million and $6.2 million at December 31, 2007 and 2006, respectively. In addition, if we enter into retroactive price adjustments with our customers, these reductions to revenue are recorded when they are determined to be probable and estimable.
Restructuring Charges:
     We recognize restructuring and impairment charges in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits; SFAS No. 112, Employer’s Accounting for Post-employment Benefits; SFAS 144; SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination. Such charges relate to exit activities and primarily include employee termination charges, lease expenses net of any actual or estimated sublease income, employee relocation, asset impairment charges, moving costs for related equipment and inventory, and other exit related costs associated with a plan approved by senior level management. The recognition of restructuring charges requires us to make certain assumptions and estimates as to the amount and timing of exit activity related charges. Quarterly, we re-evaluate the amounts recorded and adjust for changes in estimates as facts and circumstances change.
Income Taxes:
     We account for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), which require recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on differing treatment of items for financial reporting and income tax reporting purposes. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which will be in effect in the years in which the temporary differences are expected to reverse. We have provided deferred income tax benefits on net operating loss carryforwards to the extent we believe we will be able to utilize them in future tax filings.
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (“FIN 48”). Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of initially applying FIN 48 was recognized as cumulative effect adjustment decreasing the January 1, 2007 opening balance of accumulated deficit by $2.4 million. Refer to Note 7 to the consolidated financial statements for more information regarding the impact of adopting FIN 48.
Comprehensive Income (Loss):
     Comprehensive income (loss) reflects the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) represents net income (loss) adjusted for foreign currency translation adjustments and additional minimum pension liability. In accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”), we have chosen to disclose comprehensive income (loss) in the consolidated statements of stockholders’ deficit.

     The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	December 31,
	2007	2006	2005
Foreign currency translation adjustment	$229,617	$184,250	$108,688
Pension and postretirement benefit plans adjustments, net of tax of $15,891 in 2007, $15,267 in 2006, and $17,032 in 2005, respectively	(27,347)	(35,716)	(27,687)

	$202,270	$148,534	$81,001

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
Common Stock:
     The holder of each share of Class A and Class B common stock outstanding is entitled to one vote per share. As of December 31, 2007, there were no shares of Class B common stock outstanding.
     All grants of stock based awards subsequent to January 1, 2006 are accounted for in accordance with SFAS No. 123(R), Share-based Payment (“SFAS 123(R)”). On October 27, 2005, the Compensation Committee of the Board of Directors approved the acceleration of vesting of all outstanding out-of-the-money unvested stock options; accordingly, all outstanding unvested stock options at that date became fully vested. No stock options have been issued since such date.
     On the Effective Date and pursuant to the Confirmed Plan, each of the 1996 Plan, the 1998 Plan, the Director Option Plan, the Employee Stock Purchase Plan, the Deferred Income Leadership Stock Purchase Plan and the Director Deferred Stock Purchase Plan was terminated and each outstanding award issued thereunder was cancelled for no consideration. Due to the filing for chapter 11, all of the above mentioned plans were suspended as of December 31, 2007 and 2006.
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
Foreign Currency Translation:
     Assets and liabilities of our foreign operations that do not use the U.S. dollar as their functional currency are translated using the year-end rates of exchange. Results of operations are translated using the average rates prevailing throughout the period. Translation gains or losses are included in other comprehensive income (loss), a separate component of stockholders’ deficit. The effect of remeasurement of assets and liabilities of non-U.S. subsidiaries that use the U.S. dollar as their functional currency is primarily included in cost of goods sold. Also included in cost of goods sold are gains and losses arising from transactions denominated in a currency other than the functional currency of a particular entity. Net transaction gains and losses, as described above, increased cost of sales by $4.1 million and 0.9 million, during the years ended December 31, 2007 and 2006, respectively.
Warranty and Environmental:
     We face an inherent business risk of exposure to warranty claims in the event that our products do not perform as expected and results in replacement of product on vehicles in the field. OEMs are increasingly requiring their suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products under new vehicle warranties. Depending on the terms under which we supply products to an OEM, an OEM may hold us responsible for some or all of the repair and replacement costs of warranty claims under new vehicle warranties when the product supplied does not perform as represented.

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
     During 2006, we settled two warranty matters with one of our customers for approximately $9.0 million for which we had initially recorded reserves in the amount of $3.6 million, which at the time, represented our estimated total exposure. Accordingly, we recorded an additional charge of $5.4 million in cost of sales related to the final settlement of both warranty matters with the customer. We do not carry insurance for warranty or recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available.
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
     The following presents a summary of our warranty and environmental reserves (in thousands):
     Warranty:

	December 31,
	2007	2006
Beginning balance	$1,957	$6,475
Reductions for payments made and settlements	(6,155)	(10,469)
Additional reserves recorded	10,871	6,072
Changes in preexisting reserves	(155)	(121)

Ending balance	$6,518	$1,957

     Environmental:

	December 31,
	2007	2006
Beginning balance	$6,698	$6,626
Reductions for payments made	(159)	(54)
Changes in preexisting reserves	(5,436)	126

Ending balance	$1,103	$6,698

Deferred Compensation Arrangements
     The Company accounts for certain of its Deferred Compensation Arrangements in accordance with EITF Issue No. 97-14 Accounting for Deferred Compensation Arrangements Where Amounts Are Held in a Rabbi Trust and Invested (“EITF 97-14”).  Rabbi trusts are grantor trusts generally set up to fund compensation for a select group of management or highly paid executives (Refer to Note 5 for detailed discussion on the Rabbi Trust).  The plans do not permit diversification and may be settled by the delivery of cash or shares of employer stock.  Accordingly, the Company records the employer stock held by the rabbi trust in a similar manner as treasury stock.  The deferred compensation obligation is classified as an equity instrument within shareholder’s equity. Pursuant to our filing for chapter 11, these plans had been frozen, and no transactions occurred.
Change in Accounting Principle
     We adopted EITF Issue 05-05, Accounting for Early Retirement or Postemployment Programs with Specific Features (such as Terms Specified in Altersteilzeit Early Retirement Arrangements) (“EITF 05-5”) in 2006. EITF 05-5 addresses the accounting for the bonus feature in the German Altersteilzeit (“ATZ”) early retirement programs and requires recognition of the program expenses at the time the ATZ contracts are signed. The ATZ program is designed to create an incentive for employees, within a certain age group, to leave their employers before the legal retirement age. Although established by law, the actual arrangement between employers and employees is negotiated. The EITF offers two transition alternatives, either cumulative effect or retrospective application. EITF 05-5 was effective for fiscal years beginning after December 15, 2005. The adoption of EITF 05-5 resulted in a favorable adjustment of $1.0 million, net of income taxes of $0.7 million. This amount is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle for the year ended December 31, 2006.
New and Proposed Accounting Pronouncements:
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement 109 (“FIN 48”). Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for the accounting and financial statement disclosure of tax positions taken or expected to be taken in a tax return. The evaluation of a tax position is a two-step process. The first step requires an entity to determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position. The second step requires an entity to recognize in the financial statements each tax position that meets the more likely than not criteria, measured at the largest amount of benefit that has a greater than fifty percent likelihood of being realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The impact of initially applying FIN 48 was recognized as cumulative effect adjustment decreasing the January 1, 2007 opening balance of accumulated deficit by $2.4 million. Refer to Note 7 to the consolidated financial statements for more information regarding the impact of adopting FIN 48.
     In May 2007, the FASB issued FASB Staff Position (“FSP”) FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48. FSP FIN No. 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN No. 48-1 is effective retroactively to April 28, 2007. The adoption of this standard did not have a significant impact on the Company’s consolidated financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides a definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 are to be applied prospectively. Management has determined that there is no significant impact of the standard on our financial condition and results of operations.

     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires companies to (1) recognize the overfunded or underfunded status of defined benefit pension and defined benefit other postretirement plans in its financial statements, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains or losses and the prior service costs or credits that arise during the period but are not immediately recognized as components of net periodic benefit cost, (3) recognize adjustments to other comprehensive income when the actuarial gains or losses, prior service costs or credits, and transition assets or obligations are recognized as components of net periodic benefit cost, (4) measure postretirement benefit plan assets and plan obligations as of the date of the employer’s statement of financial position, and (5) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service cost and credits. The requirement to recognize the funded status of a defined benefit pension or defined benefit other postretirement plan and the related disclosure requirements was effective for fiscal years ending after December 15, 2006, and we adopted this portion of the standard on December 31, 2006. The adoption increased liabilities by $0.6 million and decreased total shareholders’ equity by $4.9 million, net of tax at December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Statement provides two options for the transition to a fiscal year end measurement date. We currently use a September 30 measurement date for our U.S. benefit plans. We have not yet determined which of the available transition measurement options we will use.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133 (“SFAS 161”). SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”); and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2008. Earlier adoption is encouraged. The Company is still evaluating the potential impact of this standard.
     In April 2008, the FASB issued FASB Staff Position SOP 90-7-1, An Amendment of AICPA Statement of Position 90-7 (“FSP SOP 90-7-1”). FSP SOP 90-7-1 resolves the conflict between the guidance requiring early adoption of new accounting standards for entities required to follow fresh-start reporting under American Institute of Certified Public Accountants Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, and other authoritative accounting standards that expressly prohibit early adoption. Specifically, FSP SOP 90-7-1 will require an entity emerging from bankruptcy that applies fresh-

start reporting to follow only the accounting standards in effect at the date fresh-start reporting is adopted, which include those standards eligible for early adoption if an election is made to adopt early. Management has elected to only adopt new accounting standards in effect at the date fresh-start reporting is adopted and to not early adopt standards eligible for early adoption.
3. Discontinued Operations:
     On August 15, 2007, the Bankruptcy Court approved the sale of the Atwood Mobile Products business segment to Atwood Acquisition Co. LLC (the “Buyer”) for an aggregate cash consideration of $160.2 million. Certain liabilities related to environmental and pension and postretirement benefit plans have not been assumed by the buyer, but were retained by the Company. On August 27, 2007, the Atwood sale closed, and the proceeds of the sale were used to pay down a portion of the funds owed under the DIP Term Loan and the DIP Revolver. As per the settlement agreement and mutual release between the Debtors and the Buyer dated March 28, 2008, the purchase price was subsequently reduced by $7.5 million based on changes in working capital as defined in the asset purchase agreement. The $7.5 million of purchase price adjustments consisted primarily of disputes related to differences in policies for accounting for warranties, vacation, and other accruals, and certain inventory adjustments. As of December 31, 2007, Atwood’s purchase price adjustment reserve was $6.7 million, which is reported under the “Accrued Liabilities” section of the consolidated balance sheet.
     In accordance with SFAS 144, the Atwood Mobile Products operating results and the loss on the sale have been shown as discontinued operations for all periods presented in the accompanying consolidated financial statements.
     Summarized operating results for Atwood Mobile Products and its sale included in discontinued operations are (in thousands):

	2007	2006	2005
Revenue	$198,338	$338,755	$363,227
Gross profit	11,344	27,131	34,720
Operating income	3,718	15,411	23,377
Income before income taxes	3,632	15,320	23,276
Income taxes	1,557	6,289	8,232
Loss on sale of operation, net of income taxes of $13,980	(29,993)	—	—

Net income (loss)	(27,918)	9,031	15,044

     Atwood Mobile Products’ assets and liabilities reclassified to discontinued operations at December 31, 2006, were as follows (in thousands):

Current assets of discontinued operations:
Accounts receivable	$18,146
Inventories	31,508
Other current assets	938

$50,592

Noncurrent assets of discontinued operations:
Property, plant and equipment, net	$30,523
Goodwill	73,992
Other noncurrent assets	8,481

$112,996

Current liabilities of discontinued operations:
Accounts payable	$3,273
Accrued expenses	3,801

$7,074

Noncurrent liabilities of discontinued operations:
Deferred taxes	$2,956
Other noncurrent liabilities	297

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
     In accordance with SFAS 144, the Dura Automotive Systems Köhler GmbH operating results and the gain on the sale have been shown as discontinued operations for all periods presented in the accompanying consolidated financial statements.
     Summarized operating results for Dura Automotive Systems Köhler GmbH and its sale included in discontinued operations are (in thousands):

	2006	2005
Revenue	$38,975	$52,699
Gross profit	4,350	6,920
Operating income	3,802	6,139
Income before income taxes	3,581	5,941
Income taxes	1,274	2,265
Gain on sale of operation, net of income taxes of $168	7,596	—

Net income	9,903	3,676

     In 2006 and 2005, other discontinued operations expenses relate to continued exit activities associated with previously sold operations.
     At December 31, 2007, we had remaining accruals related to the divestiture of the Mechanical Assemblies Europe business of $21.0 million, primarily related to the future net lease costs on facilities retained by us, which are through 2021. This accrual is not reported under liabilities of discontinued operations, as the Company retained this liability as part of the divestiture transaction. During the first quarter of 2008, the Company has negotiated favorable exit from the lease commitment with the landlord which resulted in a one-time non-cash lease commitment liability reversal of approximately $12.0 million.
     The activity relating to this accrual is as follows (in thousands):

	2007	2006
Beginning balance	$20,106	$16,771
Reductions for payments made	(338)	(1,246)
Changes in pre-existing reserves	(375)	906
Accretion	1,261	1,239
Foreign exchange impact	381	2,436

	$21,035	$20,106

     During 2007, we sold other business and properties that were individually and in the aggregate insignificant and did not meet the requirements for discontinued operations reporting.
4. Facility Consolidation, Goodwill and Asset Impairment, and Other Charges:
     As a part of our ongoing cost reduction and capacity utilization efforts, we have taken numerous actions to improve our cost structure. Such actions have resulted in employee termination benefits, goodwill and asset impairment charges and other incremental costs, including equipment and personnel relocation costs. These costs are reflected as facility consolidation, goodwill and asset impairments and other charges in the consolidated statement of operations and were accounted for in accordance with SFAS 88, SFAS 112, SFAS 142, SFAS 144, and SFAS 146.
     In connection with the streamlining of operations during 2007, we recorded facility consolidation, goodwill and asset impairment, and other charges of $258.1 million, consisting of severance and benefit related costs of $27.6 million, $2.6 million of pension curtailment charges resulting from employee terminations, goodwill and asset impairments of $220.5 million and facility closure and other exit activity costs of $7.4 million. The $220.5 million goodwill and asset impairment charges in 2007 included $184.5 million of goodwill impairment for our Body & Glass reporting unit. In 2006, we recorded $636.9 million of goodwill impairment for our Control Systems reporting unit.

     Individual facility consolidation actions, goodwill and asset impairment, and other charges were as follows:
•	The Company authorized the closure of our Pamplona, Spain operation in late 2007. We incurred severance related charges of $9.4 million during 2007. Production will be transferred to other Dura facilities. As of December 31, 2007, this facility has a severance accrual of $9.4 million.

•	In June 2007, we notified our employees at our Barcelona, Spain and Jacksonville, Florida operations that we intend to close these facilities. Production will be transferred to other Dura facilities. We incurred severance related charges of $0.8 million for our Barcelona, Spain facility related to workforce reductions during 2006. As of December 31, 2007, our Barcelona and Jacksonville operations had remaining severance accruals of $4.7 and $0.5 million, respectively.

•	In April 2007, we announced the closures of the manufacturing facilities located in Brownstown, Indiana; Hannibal South, Missouri; and Selingsgrove, Pennsylvania. These facilities were closed during the third and fourth quarters of 2007. We incurred severance related charges of $0.7 million and asset impairment charges of $0.8 million for these facilities during 2007. The production at these facilities was moved to other production facilities. As of December 31, 2007, these facilities had a remaining combined severance accrual of $0.4 million.

•	In April 2007, we announced our intention to sell our jack business and our hinge and latch business. The proposed divestitures will include the sale of the facilities in Butler, Indiana and Mancelona, Michigan. During the second quarter of 2008, we announced the closure of our Mancelona, Michigan facility. We recognized asset impairment charges of $2 million related to our Butler facility in the second quarter ended July 1, 2007. The Butler facility sale was completed in December 2007, with sale proceeds of approximately $1 million.

•	In August 2006, we notified our Stratford, Ontario, Canada plant employees that the facility will be closed during 2007. The production was transferred to other Dura facilities to improve overall capacity utilization. A severance charge of $5.1 million was recorded in 2006, along with a pension curtailment charge of $1.1 million. As of December 31, 2007, Stratford had a remaining severance and benefit accrual of $0.4 million. The plant was closed in September 2007.

•	In July 2006, we notified our LaGrange, Indiana plant employees that we intended to close the facility. Production was transferred to other Dura facilities in 2007. Negotiations were completed in the third quarter of 2006 with the respective union, and a charge of $3.5 million for severance and benefits was recorded in 2006, along with a $0.5 million pension curtailment. As of December 31, 2007, LaGrange had a remaining severance and benefit accrual of $0.05 million. The plant was closed in June 2007.

•	In June 2006, we announced the proposed closing of our manufacturing facility in Llanelli, Wales, United Kingdom, in order to improve our overall capacity utilization. At that time, we were in the consultation process with Llanelli’s AMICUS trade union concerning the proposed closing, and therefore could not determine if the plant would in fact be closed. In August 2006, it was determined that the Llanelli plant would be closed after completion of negotiations with the trade union. Facility consolidation charges recorded in 2006 totaled $8.5 million, of which $7.6 million were severance related charges, $0.5 million were equipment move related charges, $0.2 million were asset impairment related charges, and $0.2 million were other restructuring charges. The facility was closed in December 2006. Other facility closure accruals of $0.4 million remain at Llanelli, UK as of December 31, 2007.

•	In May 2006, we announced that we would close our Brantford, Ontario, Canada manufacturing facility. Brantford’s production was transferred to other Dura facilities to improve overall capacity utilization. Severance related charges of $1.9 million were recorded in 2006. As of December 31, 2007, Brantford had a remaining severance and benefit accrual of $0.1 million. The plant was closed in June 2007.

•	In 2006, we incurred asset impairment charges of $6.1 million and other restructuring charges related to the movement of production for certain products of $0.7 million at our Lawrenceburg facility. As of December 31, 2007, Lawrenceburg had no remaining severance and benefit accrual.

•	During the fourth quarter of 2005, we began the streamlining of our Bracebridge, Ontario, Canada plant with an anticipated completion in 2007. Certain employee severance related charges totaling $1.0 million were incurred in 2005. During 2006, this facility incurred additional severance costs of $1.6 million related to further workforce reductions, asset impairment charges of $3.0 million relating to the loss of the GMT 800/900 platform seat track production, $2.3 million relating to the announced closure of the facility, and $0.9 million of pension curtailment charges. In 2007, we had $4.6 million of the severance accrual remaining related to these 2005 and 2006 events. During the first quarter of 2007, we announced a plan to close this facility. The plant was closed in December 2007 and production was transferred to other Dura locations. As a result of the announced plant closure, we incurred severance costs of $4.6 million, asset impairments of $1.6 million and $2.6 million of pension curtailment charges in

2007. As of December 31, 2007, Bracebridge had $4.6 million of severance accrual remaining related to the 2007 restructuring event.

•	We announced during the third quarter of 2005 a plan to streamline our Einbeck, Germany manufacturing operation. This action resulted in a severance cost of $0.3 million in 2005 and $1.5 million in 2006, as well as an additional $0.1 million of other restructuring costs associated with 2006 production moves, as we continued to streamline the operations at this facility. As of December 31, 2007, Einbeck had no remaining severance and benefit accrual.

•	During the second quarter of 2005, in order to improve capacity utilization, we announced a plan to restructure our Plettenberg, Germany manufacturing operations during 2005 and 2006. In the third quarter of 2005, we received approval for this action from the appropriate Workers’ Council and Union. Severance related costs of $3.2 million were recorded in 2005 and $0.7 million in 2006. This action was completed by the end of 2007.

•	In 2005, we began a centralization of our North America enterprise resource system and certain support functions. Related severance costs of $1.3 million were incurred in 2005.

•	In 2004, we announced a plan to exit our Brookfield, Missouri facility and combine the business with other operations. We incurred $0.1 million of restructuring costs for this exit activity in 2006 and $0.9 million in 2005.

•	In 2004, we exited our Pikeville, Tennessee, facility and combined the business with other operations. This action is complete and resulted in restructuring charges of $0.1 million in 2006 and $0.2 million in 2005.

•	In 2004, we announced a plan to exit our Rockford, Illinois, facility and combine the business with other operations and relocate our Atwood Mobile Products division headquarters from Rockford, Illinois, to Elkhart, Indiana. This action is complete and resulted in total charges of $0.3 million in 2005.

•	Other severance and benefit accruals totaling $1.3 million remain at December 31, 2007 for the following locations: Rotenburg, Germany; Lage, Germany; La Talaudiere, France; and Fremont, Michigan.
     We continue to incur exit activity related charges on closed facilities for which we are seeking buyers. In accordance with SFAS 146, such expenses are recorded in the period they are incurred.
     The activity relating to the accruals for facility consolidation, goodwill and asset impairment, and other charges, for the years ended December 31, 2007 and 2006, is as follows (in thousands):

			Facility
	Employee	Goodwill and	Closure,
	Termination	Asset	Curtailments and
	Benefits	Impairment	Other Costs(1)	Total
Balance at December 31, 2005	$3,952	—	521	$4,473
Charges	23,134	656,950	4,080	684,164
Cash utilization	(13,173)	—	(2,473)	(15,646)
Noncash/ foreign exchange impact/ other	(318)	(656,950)	(2,128)	(659,396)

Balance at December 31, 2006	$13,595	—	—	$13,595

Charges	27,606	220,458	10,036	258,100
Cash utilization	(21,022)	—	(6,374)	(27,396)
Noncash/ foreign exchange impact/ other	1,264	(220,458)	(3,248)	(222,442)

Balance at December 31, 2007	$21,443	—	414	$21,857

(1)	These amounts include a pension curtailment charge of $2.6 million for the Bracebridge, Ontario plant in 2007 and $2.2 million in 2006 for the Bracebridge, Ontario; Stratford, Ontario; and LaGrange, Indiana operations.
     During the first quarter of 2008, we notified our employees at our Gladwin, Michigan operation that we intend to close this facility. Expected closure costs for this facility total $2.7 million. Production will be transferred to other Dura facilities.

     During the second quarter of 2008, we notified our employees at our Mancelona, Michigan operation that we intend to close this facility. Production will be transferred to other Dura facilities. Expected closure costs for this facility total $4.5 million. The Mancelona facility was closed in September 2008.
5. Stockholders’ Deficit:
Earnings Per Share:
     Basic earnings per share was computed by dividing net income (loss) by the weighted average number of Class A common shares outstanding during the year. Diluted earnings per share for the years ended December 31, 2007, 2006 and 2005 includes the effects of outstanding stock options using the treasury stock method. (In thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Net income (loss) applicable to common stockholders	$(472,802)	$(910,657)	$1,814

Weighted average number of Class A common shares outstanding	18,904	18,867	18,709
Weighted average number of Class B common shares outstanding	—	—	—

	18,904	18,867	18,709

Dilutive effect of outstanding stock options after application of the treasury stock method	—	—	152

Diluted shares outstanding	18,904	18,867	18,861

Basic earnings (loss) per share:
Loss from continuing operations	$(23.53)	$(49.31)	$(0.91)
Income (loss) from discontinued operations	(1.48)	0.99	1.01
Cumulative effect of change in accounting principle	—	0.05	—

Net income (loss)	$(25.01)	$(48.27)	$0.10

Diluted earnings (loss) per share:
Loss from continuing operations	$(23.53)	$(49.31)	$(0.91)
Income (loss) from discontinued operations	(1.48)	0.99	1.01
Cumulative effect of change in accounting principle	—	0.05	—

Net income (loss)	$(25.01)	$(48.27)	$0.10

     Potential common shares of 5,289,020 for 2007 and 2006 and 4,814,083 for 2005 related to our outstanding stock options were excluded from the computation of diluted earnings per share as inclusion of these options would have been anti-dilutive. Potential common shares of 1,288,630 related to our Preferred Securities were excluded from the computation of diluted earnings per share for 2006 and 2005, as the inclusion of these shares would have been anti-dilutive.
     As of December 31, 2007, there were 18,904,222 shares of Class A common stock, and no shares of Class B common stock outstanding.
     As of the Effective Date, all of our previously outstanding shares of Class A common stock were cancelled for no consideration pursuant to the terms of the Confirmed Plan.
The 1998 Stock Incentive Plan:
     Certain individuals who are full-time, salaried employees of Dura (Employee Participants) are eligible to participate in the 1998 Stock Incentive Plan (“the 1998 Plan”). A committee of the Board of Directors selects the Employee Participants and determines the terms and conditions of granted options. The 1998 Plan provides for the issuance of options at exercise prices equal to the stock market price on the date of grant to Employee Participants covering up to 1,000,000 shares of Dura Class A common stock plus any shares carried over from the 1996 Key Employee Stock Option Plan (“the 1996 Plan”) plus an annual increase, as defined in the 1998 Plan, subject to certain adjustments reflecting changes in our capitalization. Such option grants vest up to four years from the date of grant. On October 27, 2005, the Compensation Committee (Committee) of the Board of Directors approved the acceleration of all out-of-the-money unvested stock options outstanding on that date. This plan was suspended on October 30, 2006 upon filing for Chapter 11. Information regarding options outstanding from the 1996 Plan and the 1998 Plan is as follows:

Weighted
	Shares		Average	Exercisable
	Under	Exercise	Exercise	At End of
	Option	Price	Price	Year
Outstanding, December 31, 2006	5,289,020	$3.70—38.63	$10.21	5,289,020
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—

Outstanding, December 31, 2007	5,289,020	$3.70—38.63	$10.21	5,289,020

     The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-
Range of	Number	Average	Weighted-	Number	Weighted-
Exercisable	Outstanding	Remaining	Average	Exercisable	Average
Options	at 12/31/07	Contractual Life	Exercise Price	at 12/31/07	Exercise Price
$ 3.70 to 4.27	1,337,875	8.4	$3.70	1,337,875	$3.70
5.60 to 7.02	645,375	6.2	6.76	645,375	6.76
7.50	693,185	4.1	7.50	693,185	7.50
8.25 to 9.52	1,358,050	6.8	9.36	1,358,050	9.36
13.50 to 17.27	660,950	4.4	15.02	660,950	15.02
20.75 to 29.25	543,585	1.6	27.42	543,585	27.42
38.63	50,000	1.3	38.63	50,000	38.63

	5,289,020	5.9	$10.21	5,289,020	$10.21

     The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2007 and 2006 was zero.
Independent Director Stock Option Plan:
     The Dura Automotive Systems, Inc. Independent Director Stock Option Plan (“the Director Option Plan”) provides for the issuance of options to Independent Directors, as defined, to acquire up to 100,000 shares of our Class A common stock, subject to certain adjustments reflecting changes in our capitalization. The option exercise price must be at least 100% of the market value of the Class A common stock at the time the option is granted. Such option grants vest six months from the date of grant. This plan was suspended on October 30, 2006 upon filing for chapter 11. As of October 30, 2006, we had granted options under the Director Option Plan to acquire 21,000 shares of our Class A common stock at an exercise price of $24.50 to $25.50 per share.
Employee Stock Discount Purchase Plan:
     The Dura Automotive Systems, Inc. Employee Stock Discount Purchase Plan (“the Employee Stock Purchase Plan”) provides for the sale of up to 1,000,000 shares of our Class A common stock at discounted purchase prices, subject to certain limitations. The cost per share under this plan is 85% of the market value of our Class A common stock at the date of purchase, as defined. Pursuant to this plan, 129,274 and 131,343 shares of Class A common stock were issued to employees during the years ended December 31, 2006 and 2005, respectively. The weighted average fair value of shares purchased in 2006 and 2005 was $2.05 and $4.51, respectively. This plan was suspended as of September 30, 2006.
Deferred Income Leadership Stock Purchase Plan:
     During 1999, we established the Deferred Income Leadership Stock Purchase Plan, which allows certain employees to defer receipt of all or a portion of their annual cash bonus. Eligible employees may receive a matching contribution of one-third of their deferral. The vesting of the matching contribution occurs on the first day of the third plan year following the date of the employees’ deferral. In accordance with the terms of the plan, the employee deferrals and our matching contribution may be placed in a “Rabbi” trust, which invests solely in our Class A common stock. As of the years ended December 31, 2006 and 2005, there were 8,061 and 16,868 shares, respectively, purchased through open market transactions that had been distributed to employees. This plan was suspended on October 30, 2006 upon filing for chapter 11. As of October 30, 2006, we have purchased on the open market 71,699 shares currently held in the “Rabbi” trust. These shares have not been distributed to employees. In addition, 34,086 shares have not been purchased for future obligations. This trust arrangement offered the employee a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the employee can only be made in the form of our Class A common stock. Under the terms of the plan, we had the option to buy the shares to be distributed in the open market or issue shares that had been authorized under the plan. The plan provided for the issuance of up to 500,000 shares of our Class A common stock, however, at the date of suspension no shares were issued. Upon filing for chapter 11, obligations under this Plan were considered prepetition liabilities that are subject to compromise. The assets (purchased shares of Company stock) of the trust remain subject to our creditors and are not the property of the employees; therefore, they are included as a separate component of stockholders’ investment (deficit) under the caption Treasury Stock.
Director Deferred Stock Purchase Plan:
     During 2000, we established the Director Deferred Stock Purchase Plan, which allows outside directors to defer receipt of all or a portion of their annual director retainer fee. Eligible directors may receive a matching contribution of one-third of their deferral. The vesting of the matching contribution occurs on the first day of the third plan year following the date of a directors’ deferral. In accordance with the terms of the Plan, the director’s deferral and our matching contribution may be placed in a “Rabbi” trust, which invests solely in our Class A common stock. For the years ended December 31, 2006 and 2005, there were 11,260 and 36,460 shares, respectively, purchased through open market transactions that had been distributed to directors. This plan was suspended on October 30, 2006 upon filing for chapter 11. As of October 30, 2006, we have purchased on the open market 92,663 shares currently held in the “Rabbi” trust. These shares have not yet been distributed to individual directors. No shares had been distributed prior to 2004. In addition, 271,037 shares have yet to be purchased for future obligations. This trust arrangement offered the director a degree of assurance for ultimate payment of benefits without causing constructive receipt for income tax purposes. Distributions to the director could only be made in the form of our Class A common stock. Under the terms of the plan, we had the option to buy the shares to be distributed in the open market or issue shares that had been authorized under the plan. The plan provided for the issuance of up to 200,000 shares of our Class A common stock, however, at the date of suspension no shares were issued. Upon filing for chapter 11, obligations under this Plan were considered prepetition liabilities that are subject to compromise. The assets of the trust remain subject to our creditors and are not the property of the directors; therefore, they are included as a separate component of stockholders’ investment (deficit) under the caption Treasury Stock.
Cancellation of Equity Plans
     On the Effective Date and pursuant to the Confirmed Plan, each of the 1996 Plan, the 1998 Plan, the Director Option Plan, the Employee Stock Purchase Plan, the Deferred Income Leadership Stock Purchase Plan and the Director Deferred Stock Purchase Plan was terminated and each outstanding award issued thereunder was cancelled for no consideration.
Stock-Based Compensation Plans:
     On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), requiring us to recognize expense related to the fair value of our stock based compensation awards. We elected the modified prospective transition method as permitted by SFAS 123(R). Under this transition method, any stock based compensation expense includes: (a) compensation expense for all stock based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”); and (b) compensation expense for all stock based compensation awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).
     The following tables illustrate our pro forma net income (loss) and pro forma earnings (loss) per share under the fair value recognition provisions of SFAS 123 to stock-based compensation during the year ended December 31, 2005 (in thousands, except per share amounts):

2005
Net income, as reported	$1,814
Add: Stock based compensation expense included in reported net income, net of tax	—
Deduct: Stock based compensation expense determined under fair value method for all awards, net of tax	(10,152)

Net loss	$(8,338)

Basic loss per share:
As Reported	0.10
Pro Forma	(0.45)
Diluted loss per share:
As Reported	0.10
Pro Forma	(0.45)

     On October 27, 2005, the Compensation Committee (Committee) of the Board of Directors approved the acceleration of all out-of-the-money unvested stock options outstanding on that date. The Committee prescribed that October 27, 2005’s closing price of our Class A Common Stock as quoted on the Nasdaq Stock Market (“Nasdaq”) be used to determine which outstanding unvested stock options are out-of-the-money. With the prescribed closing quoted stock price being $3.28 per share, all outstanding unvested stock options (2.7 million) issued by the Company became fully vested. The acceleration of the out-of-the money options was undertaken to avoid future compensation expense that would be required to be recognized when we adopted SFAS 123(R) on January 1, 2006. Future SFAS 123(R) pre-tax expense avoided by this acceleration for the following three years is $3.0 million in 2007, $1.6 million in 2008 and $0.3 million in 2009. This avoided SFAS 123(R) expense was required to be fully recognized in the 2005 pro forma net income presented above.
     On May 31, 2006, the Compensation Committee of our Board of Directors made 1,600,000 performance based share grants to the Company officers comprising our Leadership Team. The fair value at the grant date was $2.31 per share. The performance shares would expire May 31, 2008, if the required performance goal was not satisfied as determined by the Compensation Committee. The required performance goal established by the Compensation Committee is the completion of a material improvement in the Company’s consolidated balance sheet. The Compensation Committee had concluded that as of December 31, 2006, it is less than likely that the stated goal will be obtained given current industry conditions. Accordingly, no related expense was recorded in the statement of operations for 2006. Thus, as prescribed by SFAS No. 128, Earnings Per Share (“SFAS 128”), these shares are not included in basic or dilutive earnings per share calculations because the contingency for issuance was not met and because they are anti-dilutive. This plan was suspended on October 30, 2006 upon filing for chapter 11.
     As noted above, the Employee Stock Purchase Plan was suspended on September 30, 2006. The effect of the stock issued under the Employee Stock Purchase Plan was not material for 2006.
     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the principal following weighted average assumptions in 2005: risk-free interest rate of 3.70%, expected life of four years and an average expected volatility of 64%.
     On the Effective Date and pursuant to the Confirmed Plan, the stock-based compensation plans were terminated and each outstanding award issued thereunder was cancelled for no consideration.
Dividends:
     We have not declared or paid any cash dividends in the past. As discussed in Note 6 to the consolidated financial statements, our DIP Credit Agreement prohibited dividends to be declared or paid. In addition, declared dividends, if any, would require Court approval.
6. Debt:
     Due to the chapter 11 filings, outstanding prepetition long-term debt of the Debtors has been reclassified to the caption Liabilities Subject to Compromise (refer to Note 2 to the consolidated financial statements) on the consolidated balance sheet as of December 31, 2007 and 2006.

     The following is a summary of long-term debt at December 31, 2007 and 2006, including current maturities, and unsecured long-term debt included in liabilities subject to compromise (in thousands):

	December 31
	2007		2006
	Subject to		Subject to
	Compromise	Debt	Compromise	Debt
Debtors—In—Possession (“DIP”) Credit Agreements
Second lien term loan	$—	$104,414	$—	$165,000
Revolving credit facility	—	33,069	—	—
Prepetition Credit Agreement:
Second lien term loan	225,000	—	225,000	—
Senior unsecured notes	400,000	—	400,000	—
Senior subordinated notes	533,858	—	532,872	—
Convertible trust preferred securities	55,250	—	55,250	—
Deferred gain on interest rate swap, net	8,976	—	8,976	—
Debt issue costs, net	(15,527)	—	(15,527)	—
Accounts receivable factoring	—	7,586	—	—
Other	—	5,262	—	7,275

	1,207,557	150,331	1,206,571	172,275
Less — Current maturities	—	146,958	—	169,679

	$1,207,557	$3,373	$1,206,571	$2,596

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
     The Term Loan DIP Agreement provided for up to $165 million term loan and up to a $20 million pre-funded synthetic letter of credit facility and the Revolving DIP Agreement provided for an asset based revolving credit facility for up to $115 million, subject to borrowing base and availability terms, with a $5 million sublimit for letters of credit. The total amount available for borrowing under the Revolving DIP Agreement as of December 31, 2007 was $14.9 million. Borrowings under the DIP Credit Agreement were used to repay outstanding amounts and support outstanding letters of credit under DOC’s existing asset based revolving credit facility, terminated interest rate swaps liabilities, payment of certain adequate protection payments, professionals’ fees, transaction costs, fees and expenses incurred in connection with the DIP Credit Agreements, other prepetition expenses, to provide working capital and for other general corporate purposes. Obligations under the DIP Credit Agreements were secured by a lien on the assets of the Debtors (which lien will have first priority with respect to many of the Debtors’ assets) and by a superpriority administrative expense claim in each of the Cases. The DIP Term Loan is fully funded, with a balance of $165 million as of December 31, 2006 and $104.4 million as of December 31, 2007.

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
     The DIP Credit Agreements bear interest as follows: (a) in the case of borrowings under the Revolving DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 0.75% per annum or (ii) at the reserve adjusted LIBOR Rate plus 1.75% per annum; and (b) in the case of borrowings under the Term Loan DIP Agreement, at the Borrower’s option, (i) at the Base Rate plus 2.25% per annum or (ii) at the reserve adjusted LIBOR Rate plus 3.25% per annum. In addition, the DIP Credit Agreements obligate the Debtors to pay certain fees to the Lenders, as described in the DIP Credit Agreements. The interest rate used under the Revolving DIP Agreement was 8% (Base Rate of 7.25% plus 0.75% per annum) and the interest rate used under the Term Loan DIP Agreement was 8.09% (LIBOR Rate of 4.84% plus 3.25% per annum) as of December 31, 2007.
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
     As of December 31, 2007, future principal maturities of debt not subject to compromise, including capital lease obligations, are as follows (in thousands):

Year	Amount
2008	$146,958
2009	1,192
2010	380
2011	259
2012	251
Thereafter	1,291

$150,331

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
     DOC is required to make prepayments as follows: promptly upon receipt thereof in the amount of 100% of the net cash proceeds of (i) any sale or other disposition of assets of DOC or New Dura and any guarantor in excess of an amount to be mutually agreed and except for sales of inventory in the course of business and other dispositions of assets to be agreed; (ii) any sales or issuances of equity (subject to certain customary exceptions) or debt securities of New Dura, DOC or any of the guarantors and/or any other indebtedness for borrowed money incurred by DOC or any of the guarantors after the closing date (other than permitted issuances of equity and permitted amounts and types of indebtedness, each to be mutually agreed upon); and (iii) insurance proceeds and condemnation awards to the extent not reinvested in the business.
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
Second Lien Credit Facility
     On the Effective Date, New Dura, DOC (as Borrower) and certain of their domestic subsidiaries (as guarantors) entered into the Senior Secured Second Lien Credit and Guaranty Agreement (the “Second Lien Credit Facility”) with a syndicate of New Second Lien Lenders and Wilmington Trust Company as administrative agent and collateral agent. The Second Lien Credit Facility is a second lien term loan for a term of five years in a principal amount of $83.75 million issued with original issue discount (“OID”) of 20% of the principal amount. The relative rights of the Senior Secured Revolving Credit Facility and the Second Lien Credit Facility will be set forth in an intercreditor agreement (the “Intercreditor Agreement”) which will include provisions governing their respective collateral rights and obligations.
     The outstanding principal balance under the Second Lien Credit Facility shall bear interest, at DOC’s election, at a rate per annum equal to (a) the ABR plus the Applicable Margin or (b) the Eurodollar Rate plus the Applicable Margin (each as defined in the Senior Secured Second Lien Credit Facility Agreement). Interest shall be payable in cash or, at the option of DOC, in kind such that all interest payments are added to the principal amount of the term loans under the Second Lien Credit Facility. In addition, DOC paid a funding fee of $8.375 million, representing 10% of the aggregate principal amount of the term loan commitments, (without taking into account any OID), which was allocated among the lenders pro rata in accordance with their respective commitments. The fee was paid by issuing 83,750 shares of New Series A Preferred Stock.
     DOC will make mandatory prepayments as follows, to the extent that the Senior Secured Revolving Credit Facility has been repaid in full: (i) 100% of the net cash proceeds of any incurrence of debt (other than permitted debt) by the parties to the loans and their domestic subsidiaries; (ii) 100% of the net cash proceeds of any sale or disposition by the parties to the loans and their domestic subsidiaries of any assets (in excess of $1 million) except for sales of inventory or obsolete, uneconomic, surplus or worn-out property, in each case, in the ordinary course of business, and subject to customary thresholds and exceptions (including the right to reinvest the proceeds); and (iii) a certain percentage excess cash flow for each fiscal year of DOC commencing with the fiscal year ending December 31, 2009, with stepdowns to be mutually agreed and with a right to reinvest the mandatory prepayment resulting from excess cash flow.
     The Second Lien Credit Facility is secured by (1) a first priority lien on the portion of the collateral consisting of (i) all intercompany indebtedness owed to New Dura, DOC and all guarantors from any foreign subsidiaries and (ii) up to 100% of the equity interests of all first-tier foreign subsidiaries of New Dura, DOC and all other guarantors; and (2) a second priority lien on all collateral, junior to the liens of the Senior Secured Revolving Credit Facility (other than the portion of the collateral which the Second Lien Credit Facility will have a second priority lien, as set forth in this section).
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
     The following borrowings represent the debt agreements which are in default, and classified as liabilities subject to compromise:
     In May 2005, we entered into senior secured credit facilities with an aggregate borrowing capacity of $325 million, consisting of a five-year $175 million asset based revolving credit facility (the “Credit Agreement”) and a six-year $150 million senior secured second lien term loan (the “Second Lien Term Loan” and together with the Credit Agreement, the “Credit Facilities”). In March 2006, we completed a $75 million upsize to our Second Lien Term Loan. In connection with the transaction, we amended both our existing $150 million Second Lien Term Loan and Credit Agreement. Debt issuance costs of $2 million were incurred on this transaction, resulting in net cash proceeds of $73 million, of which $46.3 million was used to reduce our outstanding borrowings under the Credit Agreement. No amounts are outstanding under the asset backed revolving credit facility at December 31, 2006, as any borrowings were fully paid off in November 2006 with the proceeds from the DIP Credit Agreement. The amount under the Second Lien Term Loan is included in liabilities subject to compromise.
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
     In April 2002, we completed the offering of $350 million 8.625% Senior Notes, which were due in April 2012. The interest on the 2002 Senior Notes was payable semi-annually each April and October. Principal was payable in full in April 2012. In November 2003, we completed an additional Senior Notes offering of $50 million, which was due also in April 2012. The interest on the 2003 Senior Notes were payable semi-annually each April and October. No interest expense has been accrued for on this unsecured debt from the date of our bankruptcy filing.
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
     We had outstanding interest rate swaps in the notional amount of $400 million that effectively converts the interest on our Senior Notes to a variable rate. As a result of filing for chapter 11 under the Bankruptcy Code on October 30, 2006, these interest rate swaps were terminated. Accordingly, in November 2006 we were requested to, and did settle these outstanding interest rate swap contracts with a liability of $12.2 million. This termination resulted in the unwinding of the hedge and resulted in a charge to income in November 2006 for this amount. These interest rate swap contracts were with various high credit quality major financial institutions and were to expire in April 2012. At their inception, we designated these contracts as fair value hedges.
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
7. Income Taxes:
     The summary of income (loss) from continuing operations before income taxes and minority interest consisted of the following (in thousands):

	2007	2006	2005
United States	$(373,095)	$(292,437)	$(50,692)
Foreign	(62,536)	(597,266)	25,986

	$(435,631)	$(889,703)	$(24,706)

     The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current-
United States	$2,011	$1,824	$3,088
Foreign	12,251	(4,222)	16,311

	14,262	(2,398)	19,399

Deferred-
United States	(18,454)	56,258	(25,526)
Foreign	13,018	(13,629)	(1,683)

	(5,436)	42,629	(27,209)

	$8,826	$40,231	$(7,810)

     A reconciliation of the provision for income taxes at the statutory rates to the reported income tax provision is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Federal provision at statutory rates	$(152,471)	$(311,396)	$(8,647)
Valuation allowance	64,099	193,975	650
Goodwill impairment	64,441	146,281	—
Capital losses not benefited/(utilized)	602	(148)	(816)
State taxes, net of federal income tax benefit	208	493	(618)
Extraterritorial income exclusion benefit	0	(92)	(641)
Foreign provision more than U.S. tax rate	5,712	11,254	6,168
Research and development credits	191	641	(1,208)
Tax Credits/Holidays	(1,294)	(22)	335
Change in tax contingency reserve	8,392	(1,320)	(4,324)
Other	18,946	565	1,291

	$8,826	$40,231	$(7,810)

     A summary of deferred tax assets (liabilities) is as follows (in thousands):

	December 31,
	2007	2006
Depreciation and property basis differences	$28,348	$22,271
Net operating loss carryforwards	232,775	175,047
Postretirement benefit obligations	16,709	23,945
Accrued interest	13,393	17,660
Accrued compensation costs	17,656	14,628
Research and development and other credit carryforwards	10,862	9,689
Facility closure and consolidation costs	5,407	2,122
Inventory valuation adjustments	6,550	6,464
Warranty and environmental costs	7,769	3,904
Capital loss carryforward	2,267	4,241
Loss contracts	421	1,117
Bad debt allowance	1,131	1,511
Other	(5,679)	14,051
Valuation allowance	(326,488)	(275,914)

	$11,121	$20,736

     Current and noncurrent deferred tax assets and liabilities, within the same tax jurisdiction, are offset for presentation in the consolidated balance sheets. The December 31, 2007, consolidated balance sheet includes $11.1 million and $16.1 million of current and noncurrent deferred tax assets, respectively; and $2.1 million and $14.0 million of current and noncurrent deferred tax liabilities, respectively. The December 31, 2006, consolidated balance sheet includes $6.6 million and $22.1 million of current and noncurrent deferred tax assets, respectively; and $2.8 million and $5.2 million of current and noncurrent deferred tax liabilities, respectively.
     The net current and noncurrent U.S. deferred tax liability as of December 31, 2007, was $0.3 million. This reflects the creation of a State deferred liability for the Michigan Business Tax netted with a deferred asset related to a future credit for the conversion of our Texas losses and a deferred asset under the new Texas Gross Margin Tax.
     A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Significant judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. During our 2006 second quarter, we recorded a valuation allowance of $90.8 million against our U.S. deferred tax assets. Additionally, we provided, and continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets amounting to $228.3 million as of December 31, 2007. In 2007 and 2006, the valuation allowance increased by $50.6 million and $206.6 million, respectively. No provision has been made for U.S. income taxes related to undistributed earnings of foreign subsidiaries that are intended to be permanently reinvested that amounted to approximately $302.3 million at December 31, 2007. The calculation of the unrecognized deferred tax liability related to these earnings is complex and not practical, if earnings were distributed we would be subject to U.S. taxes and withholding taxes payable to non – U.S. jurisdictions. Based upon the facts at that time we would determine whether a credit would be available to offset/reduce the U.S. tax liability.
     The valuation allowance is based on our review of all available positive and negative evidence, including our past and future performance in the jurisdictions in which we operate, the market environment in which we operate, the utilization of tax attributes in the past, the length of carryback and carryforward periods in jurisdictions and evaluation of potential tax planning strategies. At December 31, 2007, management continued to believe there is overwhelming negative evidence that the related deferred tax assets would not be realized. In the event that actual results differ from these estimates or we adjust these estimates in future periods, the effects of these adjustments could materially impact our financial position and results of operations. To the extent we recognize or can reasonably support the future realization of these U.S. deferred taxes assets, the valuation allowance will be adjusted accordingly.

     We currently have $714.8 million of U.S. and foreign gross net operating loss carryforwards on which we have provided a net deferred tax benefit of $224.3 million before valuation allowance. The general time frame of the net operating loss carryforwards expiration is as follows:

	U.S.	Foreign
2008-2009	$—	$2.0
2010-2014	—	29.0
2015-2019	10.4	32.1
2020	9.0	2.2
2021	7.0	—
2022		6.2
2023	41.1	—
2024	25.6	—
2025	46.5	—
2026	177.0	—
2027	85.6	16.3
No expiration	—	224.8

	$402.2	$312.6

     In addition, we currently have $8.5 million in state net operating loss carryforwards, against which we have provide a valuation allowance of $8.5 million. These net operating loss carryforwards will expire in varying amounts over the next 20 years.
     We have provided deferred income tax benefits on $9.1 million of U.S. Research and Experimental credit carryforwards against which we have fully provided a valuation allowance. These carryforwards expire in the following general time periods:

Years	Amount
2015-2019	$1.0
2020-2024	8.1

$9.1

     Any current net operating loss carryforwards (both U.S. and foreign), R&D credits and AMT credits will be significantly impacted by our emergence from chapter 11 bankruptcy.
FIN No. 48

     As a result of the adoption of FIN 48 as of January 1, 2007, we recognized a $2.4 million decrease, primarily in our long-term liabilities, with a corresponding decrease to accumulated deficit.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$50,606
Increase/(decrease) – tax positions in prior periods	3,217
Increase/(decrease) – tax positions in current period	6,920
Settlements	(799)
Lapse of statute of limitations	(99)
Translation adjustment	1,589

Balance December 31, 2007	$61,434
     As of the adoption date, we had recorded liabilities for unrecognized tax benefits of $50.9 million (including interest and penalties of $0.3 million) of which $50.9 million, if recognized, would impact the effective tax rate (not withstanding potential valuation allowance adjustments that may result).
     We recognize interest and penalties related to unrecognized tax benefits as a component of our income tax provision. Interest and penalties accrued as of January 1, 2007 and December 31, 2007 are $0.3 and $1.2 million, respectively. For calendar 2007, we recognized $0.9 million of interest and penalties in our statement of operations.
     We file U.S. and state income tax returns as well as income tax returns in several foreign jurisdictions. Foreign taxing jurisdictions significant to us include Germany, United Kingdom, Czech Republic, France and Brazil. In the U.S., federal income tax returns for years prior to 2002 have been examined by the IRS, and are currently under examination for 2002.

8. Segment Reporting:
     In 2006, we operated our business along two reporting segments, which were the Automotive Segment and Atwood Mobile Products Segment. In 2007, and as a result of the sale of our Atwood Segment, we are now operating our business under one reporting segment.

     The following table presents revenues and long-lived assets for each of the geographic areas in which we operate (in thousands):

	Years Ended December 31,
	2007		2006		2005
		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets	Revenues
North America	757,434	112,174	765,180	151,467	975,908
Europe	1,030,877	271,056	905,658	260,344	888,074
Other foreign countries	106,385	28,654	88,330	23,140	71,291

	1,894,696	411,884	1,759,168	434,951	1,935,273
     Revenues are attributed to geographic locations based on the location of product production and shipment.
     Customers that accounted for a significant portion of consolidated revenues for the following years were:

	Years Ended December 31,
	2007	2006	2005
Ford	27%	26%	23%
Volkswagen	12%	11%	10%
GM	9%	11%	12%
Chrysler	9%	9%	9%
BMW	6%	5%	4%
Lear	2%	7%	12%
     As of December 31, 2007, 2006 and 2005, receivables from these customers represented approximately 55%, 67%, and 69% of total gross trade receivables, respectively.

9. Employee Benefit Plans:
Defined Benefit Plans and Postretirement Benefits:
     We sponsor 12 defined benefit type plans that cover certain current and former hourly and salaried employees in the U.S., Canada and certain European countries. Our policy is to make annual contributions to the plans to fund the normal cost as required by local regulations. In addition, we have 8 postretirement medical benefit plans for certain employee groups and have recorded a liability for our estimated obligation under these plans. The tables below are based on measurement dates of September 30 for U.S. plans, and December 31 for non-U.S. plans.
     On December 31, 2006, we adopted SFAS 158, which requires recognition of the overfunded or underfunded status of defined benefit and retiree medical plans as an asset or liability, with future changes in the funded status recognized through other comprehensive income in the year in which they occur. Previously, under SFAS 132(R), certain intangible assets were reflected rather than charging such amounts to other comprehensive income. Intangible assets related to defined benefit and retiree medical at December 31, 2006 (before adjustment), and December 31, 2005, amounted to $2.9 million and $6.2 million, respectively. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. Unrecognized prior service costs or credits, net actuarial gains or losses and net transition obligations as well as subsequent changes in the funded status are recognized as a component of accumulated comprehensive loss in stockholders’ equity. Additional minimum pension liabilities and related intangible assets are derecognized upon adoption of the new standard. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions, effective for fiscal years ending after December 15, 2008. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for Dura at the end of fiscal year 2006 and the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for Dura at the end of fiscal year 2008. The adoption of SFAS 158 increased total liabilities by $0.6 million and decreased total shareholders’ equity by $4.9 million, net of tax at December 31, 2006. The adoption of SFAS 158 had no impact on our consolidated results of operations.
     In accordance with the requirements of SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), we recognized curtailment expenses and special termination benefits totaling approximately $3.0 million in 2007 related to the Canadian benefit plans, and $2.2 million in 2006 related to the Canadian benefit plans and our LaGrange location benefit plan, as a result of exit activities discussed in Note 4 to the consolidated financial statements.

     The change in benefit obligation, plan assets and funded status for the plans related to continuing operations consisted of the following (in thousands):

	Pension Plans in Which
	Accumulated Benefits		Postretirement Benefits
	Exceed Assets		Other than Pensions
	2007	2006	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$164,776	$160,578	$21,554	$20,258
Service cost	1,084	2,268	228	669
Interest cost	7,995	8,223	1,132	1,072
Plan participants’ contributions	—	(873)	378	494
Amendments	—	—	—	—
Curtailments	2,400	130	(4,527)	(2,615)
Actuarial (gain)/loss	(3,218)	1,670	(643)	3,757
Prior service cost	—	—	2,653	—
Benefits paid	(10,462)	(9,531)	(2,128)	(2,097)
Exchange rate changes	9,179	2,311	2,107	16

Benefit obligation at end of year	$171,754	$164,776	$20,754	$21,554

Change in Plan Assets:
Fair value of plan assets at beginning of year	$96,979	$91,138	$—	$—
Actual return on plan assets	5,564	6,931	—	—
Employer contributions	8,843	8,120	1,782	2,097
Plan participants’ contributions	—	—	741	—
Benefits paid	(10,462)	(9,531)	(2,128)	(2,097)
Settlement	(527)	—	—	—
Exchange rate changes	6,062	321	—	—

Fair value of plan assets at end of year	$106,459	$96,979	$395	$—

Underfunded status	$(65,295)	$(67,797)	$(20,359)	$(21,554)
     The amounts recognized in the consolidated balance sheet are as follows (in thousands):

			Postretirement Benefits
	Pension Benefits		Other than Pensions
	Years Ended December 31,		Years Ended December 31,
	2007	2006	2007	2006
Current liabilities	(330)	(130)	(2,151)	(1,307)
Noncurrent liabilities	(45,095)	(47,797)	(18,208)	(20,247)
Liabilities subject to compromise	(19,870)	(19,870)	—	—

Net amount recognized	$(65,295)	$(67,797)	$(20,359)	$(21,554)

     Amounts not yet recognized in net periodic benefit cost and included in accumulated other comprehensive income (pre-tax) are as follows (in thousands):

			Postretirement Benefits
	Pension Benefits		Other than Pensions
	Years Ended December 31,		Years Ended December 31,
	2007	2006	2007	2006
Prior service cost (benefit)	$3,375	$4,309	$(362)	$(1,433)
Net actuarial loss	40,946	43,759	721	4,348

Accumulated other comprehensive loss (1)	$44,321	$48,068	$359	$2,915

(1)	The reported amounts are shown on a gross basis and do not include taxes and certain foreign currency translation adjustments.

     The estimated amount that will be amortized from accumulated other comprehensive income into net periodic benefit costs in 2008 is as follows:

	Pension	Postretirement
	Benefits	Benefits
Prior service cost (benefit)	$7	$(154)
Net actuarial loss (gain)	2,488	(157)

Total estimated 2008 amortization	$2,495	$(311)

     As of December 31, 2007 and 2006, the accumulated benefit obligation for all defined benefit pension plans was $171.5 million and $164.3 million, respectively. As of December 31, 2007 and 2006, the accumulated benefit obligations and projected benefit obligations for all major defined benefit and postretirement medical benefit plans exceeded the plan assets.
     The components of net periodic benefit costs are as follows (in thousands):

				Postretirement Benefits
	Pension Benefits			Other than Pensions
	Years Ended December 31,			Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Service cost	$1,084	$2,268	$2,197	$228	$669	$650
Interest cost	7,995	8,223	8,300	1,132	1,072	1,341
Expected return on plan assets	(7,285)	(6,716)	(6,677)	—	—	—
Amendments	—	—	—	—	—	(3,563)
Curtailment expense	3,293	2,517	—	(340)	(358)	—
Amortization of prior service benefit	140	1,087	1,366	(65)	(109)	(7)
Recognized actuarial loss	3,064	2,943	1,286	175	229	154

Net periodic benefit cost	$8,291	$10,322	$6,472	$1,130	$1,503	$(1,425)

Continuing operations	$8,291	$10,322	$6,452	$1,130	$1,503	$(1,425)
Discontinued operations (1)	—	—	20	—	—	—

Net periodic benefit cost	$8,291	$10,322	$6,472	$1,130	$1,503	$(1,425)

(1)	As per the sales agreement of Atwood Mobile Products (as discussed in Note 3 to the consolidated financial statements), the Company assumed all of the pension benefit liabilities of $13.8 million and postretirement benefit liabilities of $4.4 million of Atwood as of December 31, 2007 upon its sale.

     The following weighted-average assumptions were used to determine benefit obligations:

				Post-retirement Benefits
	Pension Benefits			Other than Pensions
	2007	2006	2005	2007	2006	2005
Discount rate	5.83%	5.40%	5.28%	5.97%	5.32%	5.00%
Rate of compensation increase	2.01%	2.01%	1.65%	N/A	N/A	N/A
     The following weighted-average assumptions were used to determine net periodic benefit costs:

				Post-retirement Benefits
	Pension Benefits			Other than Pensions
	2007	2006	2005	2007	2006	2005
Discount rate	5.39%	5.25%	5.51%	5.32%	5.32%	5.00%
Expected return on plan assets	7.18%	7.38%	7.40%	N/A	N/A	N/A
Rate of compensation increase	2.01%	2.01%	1.65%	N/A	N/A	N/A
     We employ a building block approach in determining the expected long-term rate of return for plan assets. Historical markets are studied and long-term historical relationships between equities and fixed income are presumed to be consistent with the widely-accepted capital market principle that assets with higher volatility generate a greater return over the long run. Current market factors such as inflation and interest rates are evaluated before long-term capital market assumptions are determined. The expected long-term portfolio return is established via a building block approach with proper consideration of diversification and rebalancing. Peer data and historical returns are reviewed to check for reasonableness and appropriateness. Assumptions used by management to develop the discount rates used for the Canadian pension and postretirement benefit plans were based on the wind-up of the plans over the next five years, as required under the Canadian laws.
     The following health care cost trend rates were used to account for the plans:

	2007	2006	2005
Health care cost trend rate assumed for next year	8.00—12.00%	9.00—12.00%	9.00—13.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00—6.00%	5.00—6.00%	5.00—6.00%
Year that the rate reaches the ultimate trend rate	2010—2013	2010—2013	2010—2013
     Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement medical benefit plans. A one percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	One Percentage-Point	One Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components	$108	$(91)
Effect on the post-retirement benefit obligation	1,775	(1,547)
     Our U.S. pension plan weighted-average asset allocations at the September 30, 2007, 2006 and 2005 measurement dates were as follows:

	Pension Benefits
	2007	2006	2005
Equity securities	62%	62%	63%
Debt securities	37%	37%	37%
Other	1%	1%	—%

Total	100%	100%	100%

     The investment strategy for the U.S. defined benefit pension plans is becoming more conservative due to the cessation of accepting new participants. The focus is on diminishing the under funding of $11.1 million at December 31, 2007, and at the same time protecting the participants’ positions. The current target investment mix is approximately 60% in equity securities and 40% in fixed income and debt securities.

     Our foreign pension plan weighted-average asset allocations at the September 30, 2007, 2006 and 2005 measurement dates were as follows:

	Pension Benefits
	2007	2006	2005
Equity securities	64%	64%	60%
Debt securities	33%	32%	34%
Other	3%	4%	6%

Total	100%	100%	100%

     The investment strategy for the foreign defined benefit pension plans is becoming more conservative due to the cessation of accepting new participants. The focus is on diminishing the under funding of $54.2 million at December 31, 2007, and at the same time protecting the participants’ positions. The current target investment mix is 60% in equity securities and 40% in fixed income and debt securities.
     Subsequent to December 31, 2007, conditions in the worldwide debt and equity markets have deteriorated significantly. These conditions have had a negative effect on the fair value of Dura’s plan investments since December 31, 2007.  However, management has not quantified the exact effect.
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
     We expect to contribute $9.9 million to our pension plans and $2.2 million to our postretirement medical benefit plans in 2008.
     The following table presents our projected benefit payments as of December 31, 2007 (in thousands):

Year	Pension	Post-Retirement
2008	$9,143	$2,200
2009	9,208	2,009
2010	9,556	1,880
2011	9,594	1,730
2012	9,999	1,660
Thereafter	90,349	7,072
Retirement Savings Plans:
     We sponsor various employee retirement savings plans that allow qualified employees to provide for their retirement on a tax-deferred basis. In accordance with the terms of the retirement savings plans, we may match certain of the participants’ contributions and/or provide employer contributions based on our performance and other factors. Our contributions totaled $3.5 million, $4.9 million, and $3.9 million during 2007, 2006, and 2005, respectively. We did not make any discretionary contribution to the U.S. savings plan in 2007.

10. Commitments and Contingencies:
Leases:
     We lease office space, manufacturing space and certain equipment under capital and operating lease agreements which require us to pay maintenance, insurance, taxes and other expenses in addition to annual commitments. Of these lease commitments, $21.0 million are included in facility closure and consolidation costs reserves. Future annual commitments at December 31, 2007, under these leases are as follows (in thousands):

	Capital	Operating
Year	Leases	Leases	Total
2008	$423	$17,692	$18,115
2009	309	13,347	13,656
2010	233	11,225	11,458
2011	259	11,132	11,391
2012	251	6,228	6,479
Thereafter	1,292	29,848	31,140

Total lease liability recorded as of December 31, 2007	$2,767	$89,472	$92,239

     Operating rental expenses were approximately $23 million, $32 million and $37 million for the years ended December 31, 2007, 2006 and 2005, respectively.
Litigation:
     We are involved in various legal proceedings. Due to their nature, such legal proceedings involve inherent uncertainties, including, but not limited to, court rulings, negotiations between affected parties and governmental intervention. We have established reserves for matters that are probable and reasonably estimable in amounts we believe are adequate to cover reasonable adverse judgments not covered by insurance. Based upon the information available to us and discussions with legal counsel, it is our opinion that the ultimate outcome of the various legal actions and claims that are incidental to our business will not have a material adverse impact on our consolidated financial position, results of operations, or cash flows; however, such matters are subject to many uncertainties, and the outcome of individual matters are not predictable with assurance. See Note 2 to the consolidated financial statements for further discussion.
Concentrations of Risk
     Our business is labor intensive and utilizes a large number of unionized employees. As of December 31, 2007, approximately 35% of our U.S. employees were unionized and a substantial number of our non U.S. employees are covered by Workers’ Councils. In the U.S., we have collective bargaining agreements with several unions including: the United Auto Workers, the International Brotherhood of Teamsters and the International Association of Machinists and Aerospace Workers. Virtually all of our unionized facilities in the U.S. have separate contracts. Each such contract has an expiration date independent of other labor contracts. The majority of our non U.S. employees are members of industrial trade union organizations and confederations within their respective countries. Many of these organizations and confederations operate under national contracts, which are not specific to any one employer. The expiration of the above mentioned contracts ranges from 2008 to 2010 for our unionized facilities in the U.S. and expire annually for non U.S. facilities. Although we believe that our relationship with our union employees is generally good, there can be no assurance that we will be able to negotiate new agreements on favorable terms. In the event we are unsuccessful in negotiating new agreements, these facilities could be subject to work stoppages, which could have a material adverse effect on our operations.
11. Related Party Transactions:
     During April 2004, Onex Corporation, our controlling shareholder at that time, converted all of its remaining Class B common stock into Class A common stock, resulting in a single class of voting shares outstanding and effectively eliminated their majority voting control over our shareholder matters. As a result, during June 2004, we entered into change of control agreements (“the Agreements”) with certain key officers and directors. The Agreements provide for severance pay including incentive compensation, continuation of certain other benefits, gross-up of payments deemed to be excess parachute payments, additional years of credited service under our supplemental executive retirement plan and undiscounted lump-sum payment of the benefit due there under within ten days of the termination date, and indemnification of the individual with respect to certain matters associated with their employment by us. Change of control is defined as the accumulation by any person, entity or group of affiliated entities meeting certain levels of voting power of our voting stock or the occurrence of certain other specified events, as defined in the Agreements. As of December 31, 2007, the continuation of the agreements was subject to Court approval.  The Change in control benefits that would have been payable under the defined changes of control, approximates $15.4 million at December 31, 2007.   In 2008, the agreements were amended in accordance with the Plan of Reorganization, and assumed by the New Dura, in connection with the emergence from Bankruptcy.
     In November 2001, we entered into a definitive agreement to divest our Plastic Products business for total proceeds of $41.0 million. The transaction closed on January 28, 2002. Two members of our Board of Directors are members of management of an investor group, which is the general partner of the controlling shareholder of the acquiring company. We had a note receivable from the acquiring company for $6.0 million of the sales proceeds which we adjusted the sales proceeds to reflect the inability of the purchaser to financially meet its obligations under this note. In 2008, we received approximately $2.0 million in settlement of this note.
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
     In connection with Dura’s acquisition of Trident Automotive plc in April 1998, Dura entered into a consulting agreement with Mr. J. Richard Jones on April 8, 1998. Mr. Jones was subsequently appointed to the Board of Directors of Dura in May 1998 and served as a director through our emergence date from Chapter 11. Upon the execution of the consulting agreement, Mr. Jones received a cash payment of $2.0 million in connection with the termination of Mr. Jones’ prior employment agreement with Trident, and as consideration for entering into a noncompete with Dura, Mr. Jones also received options to purchase 50,000 shares of Class A Stock at an exercise price of $38.63 per share. The consulting agreement, as amended, ended on May 5, 2007, and provided that Mr. Jones was entitled to consulting payments of $300,000 per annum for the first four years of the agreement and $60,000 per annum thereafter. In addition, Mr. Jones was entitled to certain other benefits under the agreement through the first five years of the agreement, including heath care coverage, automobile and country club allowances, life insurance coverage and a lifetime annuity contract purchased by Dura. Mr. Jones received payments and other benefits under the consulting agreement approximating $120,739 in 2007 and $51,309 in 2006. Dura also reimbursed Mr. Jones for his expenses incurred from time to time in providing consulting services to Dura.
12. Condensed Consolidating Guarantor and Non-Guarantor Financial Information:
     The following condensed consolidating financial information presents balance sheets, statement of operations and cash flow information related to our business. Each Guarantor, as defined, is a direct or indirect wholly owned subsidiary and has fully and unconditionally guaranteed the Senior Unsecured Notes and Senior Subordinated Notes (collectively, the “Notes”) issued by Dura Operating Corp. (“DOC”), on a joint and several basis. Separate financial statements and other disclosures concerning the Guarantors have not been presented because management believes that such information is not material to investors. As a result of the chapter 11 filings, the liabilities under the Notes are subject to compromise. (See Note 6 to the consolidated financial statements for a further description of the Notes and refer to Note 15 for discussion of subsequent events, including Dura’s emergence from bankruptcy in June 2008).
     DOC is the principal operating subsidiary of Dura Automotive Systems, Inc. (“DASI” or the “Parent Guarantor”).  DASI does not itself conduct operations, but rather all operations of the Company are conducted by DOC and its direct and indirect subsidiaries. DASI’s assets consist primarily of the investment in DOC and its 25% ownership share in AAP (See Note 11 to the consolidated financial statements). DASI does not have any material operating assets. DASI is also the issuer of $57.0 million of 7 1/2% convertible subordinated debentures due March 31, 2028, which are held by Dura Automotive Systems Capital Trust, a statutory business trust which has issued $55.3 million in liquidation preference of Preferred Securities. (See Note 6 to the consolidated financial statements). The assets and liabilities shown in the condensed consolidating financial statements, except for the investment in DOC and the investment in AAP, are located at DOC and its direct and indirect subsidiaries.  DASI has unconditionally guaranteed the Senior Unsecured Notes on an unsecured, senior basis and the Senior Subordinated Notes on an unsecured, senior subordinated basis.
     The Non-Guarantor Companies consist primarily of our non United States operations.

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Balance Sheet as of December 31, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
Assets
Current Assets:
Cash and cash equivalents	$—	$6,715	$—	$86,855	$—	$93,570
Accounts receivable, net of allowance	—	26,938	73,273	175,811	—	276,022
Inventories	—	17,099	26,803	89,471	—	133,373
Deferred income taxes	—	—	—	11,086	—	11,086
Other current assets	—	16,093	8,182	73,657	—	97,932
Due from affiliates	—	29,418	—	—	(29,418)	—

Total current assets	—	96,263	108,258	436,880	(29,418)	611,983

Property, plant and equipment, net	—	31,013	71,237	309,634	—	411,884
Deferred income taxes	—	—	—	16,067	—	16,067
Notes receivable from affiliates	55,049	—	120,114	—	(175,163)	—
Investment in subsidiaries	—	487,702	10,238	124,375	(622,315)	—
Other assets, net of accumulated amortization	—	5,205	2,845	1,510	—	9,560

	$55,049	$620,183	$312,692	$888,466	$(826,896)	$1,049,494

Liabilities and Stockholders’ Investment (Deficit)
Current Liabilities:
Debtors-in-possession financing	$—	$137,483	$—	$—	$—	$137,483
Current maturities of long-term debt	—	—	—	9,475	—	9,475
Accounts payable	—	37,879	4,831	132,189	—	174,899
Accrued liabilities	—	66,692	14,271	126,300	—	207,263
Due to affiliates	—	—	1,845	27,573	(29,418)	—

Total current liabilities	—	242,054	20,947	295,537	(29,418)	529,120

Long-term Liabilities:
Long-term debt, net of current maturities	—	—	—	3,373	—	3,373
Other noncurrent liabilities / Investment in subsidiaries obligation	920,045	25,341	343	98,299	(920,045)	123,983
Notes payable to affiliates	—	23,035	—	152,128	(175,163)	—

Total long-term liabilities	920,045	48,376	343	253,800	(1,095,208)	127,356
Liabilities subject to compromise	55,049	1,251,730	—	—	—	1,306,779

Total liabilities	975,094	1,542,160	21,290	549,337	(1,124,626)	1,963,255
Commitments and Contingencies (Notes 6, 7, 10, and 11)
Minority interests	—	—	—	6,284	—	6,284
Stockholders’ investment (deficit)	(920,045)	(921,977)	291,402	332,845	297,730	(920,045)

	$55,049	$620,183	$312,692	$888,466	$(826,896)	$1,049,494

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Year Ended December 31, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
Revenues	$—	$218,583	$460,604	$1,219,898	$(4,389)	$1,894,696
Cost of sales	—	198,367	489,286	1,144,522	(4,389)	1,827,786

Gross profit (loss)	—	20,216	(28,682)	75,376	—	66,910
Selling, general and administrative expenses	—	11,445	52,906	73,255	—	137,606
Facility consolidation, goodwill and asset impairment, and other charges	—	179,797	22,107	56,196	—	258,100
Amortization expense	—	152	—	—	—	152

Operating loss	—	(171,178)	(103,695)	(54,075)	—	(328,948)
Interest expense, net of interest income	—	39,584	994	8,462	—	49,040

Loss from continuing operations before reorganization items, income taxes and minority interest	—	(210,762)	(104,689)	(62,537)		(377,988)
Reorganization items	—	57,643	—	—	—	57,643

Loss from continuing operations before income taxes and minority interest	—	(268,405)	(104,689)	(62,537)	—	(435,631)
Provision (benefit) for income taxes	—	20,198	(36,641)	25,269	—	8,826
Minority interest in non-wholly owned subsidiaries / Equity in losses (earnings) of affiliates	472,802	333,625	—	(3,192)	(802,808)	427

Loss from continuing operations	(472,802)	(622,228)	(68,048)	(84,614)	802,808	(444,884)
Income (loss) from discontinued operations, including loss on disposal, net	—	149,426	(177,344)	—	—	(27,918)

Net loss	$(472,802)	$(472,802)	$(245,392)	$(84,614)	$802,808	$(472,802)

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2007

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(472,802)	$(472,802)	$(245,392)	$(84,614)	$802,808	$(472,802)
Less: Net loss (income) from discontinued operations	—	149,426	(177,344)	—	—	(27,918)

Loss from continuing operations	(472,802)	(622,228)	(68,048)	(84,614)	802,808	(444,884)
Adjustments required to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	6,278	16,356	52,603	—	75,237
Asset impairments	—	2,049	18,494	13,378	—	33,921
Goodwill impairment	—	176,314	—	8,183	—	184,497
Facility consolidation charges	—	1,433	3,613	34,636	—	39,682
Amortization of deferred financing fees	—	8,627	—	—	—	8,627
Loss on sale of plant, property and equipment	—	—	125	195	—	320
Bad debt expense (credit)	—	1,222	(11)	27	—	1,238
Reorganization items	—	57,643	—	—	—	57,643
Payments on reorganization items	—	(49,863)	—	—	—	(49,863)
Deferred income tax (benefit) expense	—	(17,041)	—	11,605	—	(5,436)
Equity in losses of affiliates, minority interest and other	472,802	291,572	46,469	16,958	(801,127)	26,674

Net cash provided by (used in) continuing operating activities	—	(143,994)	16,998	52,971	1,681	(72,344)

INVESTING ACTIVITIES:	—
Capital expenditures	—	(5,847)	(8,637)	(52,334)	—	(66,818)
Proceeds from sale of assets and other	—	—	1,647	6,187	—	7,834

Net cash used in continuing investing activities	—	(5,847)	(6,990)	(46,147)	—	(58,984)

FINANCING ACTIVITIES:
DIP Revolver borrowings, net	—	33,069	—	—	—	33,069
Long-term borrowings and proceeds under factoring arrangements	—	—	—	9,411	—	9,411
Repayments of long-term borrowings	—	(62,825)	—	(2,321)	—	(65,146)
Debt issue costs	—	(3,466)	—	—	—	(3,466)
Debt financing (to)/from affiliates	—	23,080	(10,029)	(11,370)	(1,681)	—

Net cash provided by (used in) continuing financing activities	—	(10,142)	(10,029)	(4,280)	(1,681)	(26,132)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	6,301	—	6,301

NET CASH FLOWS FROM CONTINUING OPERATIONS	—	(159,983)	(21)	8,845	—	(151,159)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	—	805	—	—	805
Investing activities, including proceeds from sale of business	—	154,283	(805)	—	—	153,478

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	—	154,283	—	—	—	154,283

CASH AND CASH EQUIVALENTS:
Beginning of year	—	12,415	21	78,010	—	90,446

End of year	$—	$6,715	$—	$86,855	$—	$93,570

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Balance Sheet as of December 31, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
Assets
Current Assets:
Cash and cash equivalents	$—	$12,415	$21	$78,010	$—	$90,446
Accounts receivable, net of allowance	—	17,885	97,459	178,491	—	293,835
Inventories	—	9,576	31,584	76,698	—	117,858
Deferred income taxes	—	—	—	6,642	—	6,642
Other current assets	—	28,650	16,241	77,784	—	122,675
Due from affiliates	—	40,511	—	—	(40,511)	—
Current assets of discontinued operations	—	—	50,592	—	—	50,592

Total current assets	—	109,037	195,897	417,625	(40,511)	682,048

Property, plant and equipment, net	—	35,137	94,196	305,618	—	434,951
Goodwill	—	170,314	5,621	8,386	—	184,321
Deferred income taxes	—	(316)	—	22,354	—	22,038
Notes receivable from affiliates	57,091	—	196,085	—	(253,176)	—
Investment in subsidiaries	—	718,414	10,238	137,304	(865,956)	—
Other assets, net of accumulated amortization	—	13,608	3,874	1,005	—	18,487
Noncurrent assets of discontinued operations	—	57,686	55,310	—	—	112,996

	$57,091	$1,103,880	$561,221	$892,292	$(1,159,643)	$1,454,841

Liabilities and Stockholders’ Investment (Deficit)
Current Liabilities:
Debtors-in-possession financing	$—	$165,000	$—	$—		$165,000
Current maturities of long-term debt	2,042	224	—	2,413	—	4,679
Accounts payable	—	21,181	8,354	132,023	—	161,558
Accrued liabilities	—	42,558	17,470	101,000	—	161,028
Due to affiliates	—	—	1,317	39,194	(40,511)	—
Current liabilities of discontinued operations	—	—	7,074	—	—	7,074

Total current liabilities	2,042	228,963	34,215	274,630	(40,511)	499,339

Long-term Liabilities:
Long-term debt, net of current maturities	—	—	—	2,596	—	2,596
Other noncurrent liabilities / Investment in subsidiaries obligation	503,327	49,464	(2,555)	65,529	(503,327)	112,438
Notes payable to affiliates	—	50,782	—	202,394	(253,176)	—
Noncurrent liabilities of discontinued operations	—	—	3,253	—	—	3,253

Total long-term liabilities	503,327	100,246	698	270,519	(756,503)	118,287

Liabilities subject to compromise	55,049	1,280,034	—	—	—	1,335,083

Total liabilities	560,418	1,609,243	34,913	545,149	(797,014)	1,952,709
Commitments and Contingencies (Notes 6, 7, 10 and 11)
Minority interests	—	—	—	5,459	—	5,459
Stockholders’ investment (deficit)	(503,327)	(505,363)	526,308	341,684	(362,629)	(503,327)

	$57,091	$1,103,880	$561,221	$892,292	$(1,159,643)	$1,454,841

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Year Ended December 31, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
Revenues	$—	$153,302	$447,669	$1,169,456	$(11,259)	$1,759,168
Cost of sales	—	155,382	462,123	1,090,300	(11,259)	1,696,546

Gross profit (loss)	—	(2,080)	(14,454)	79,156	—	62,622
Selling, general and administrative expenses	—	6,579	59,409	64,489	—	130,477
Prepetition professional fees	—	10,455	—	—	—	10,455
Facility consolidation, goodwill and asset impairment, and other charges	—	119,716	159,503	404,945	—	684,164
Amortization expense	—	223	—	(1)	—	222

Operating loss	—	(139,053)	(233,366)	(390,277)	—	(762,696)
Interest expense, net of interest income	3,567	86,337	1,323	10,465	—	101,692

Loss from continuing operations before reorganization items, income taxes and minority interest	(3,567)	(225,390)	(234,689)	(400,742)	—	(864,388)
Reorganization items	—	21,927	—	3,388	—	25,315

Loss from continuing operations before income taxes and minority interest	(3,567)	(247,317)	(234,689)	(404,130)	—	(889,703)
Provision (benefit) for income taxes	(1,250)	142,460	(83,067)	(17,912)	—	40,231
Minority interest in non-wholly owned subsidiaries / Equity in losses of affiliates	908,340	520,059	—	45,163	(1,473,130)	432

Loss from continuing operations	(910,657)	(909,836)	(151,622)	(431,381)	1,473,130	(930,366)
Income from discontinued operations, including gain on disposals, net	—	1,496	9,030	8,163	—	18,689

Loss before change in accounting principle	(910,657)	(908,340)	(142,592)	(423,218)	1,473,130	(911,677)
Cumulative effect of change in accounting principle, net	—	—	—	1,020	—	1,020

Net loss	$(910,657)	$(908,340)	$(142,592)	$(422,198)	$1,473,130	$(910,657)

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2006

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net loss	$(910,657)	$(908,340)	$(142,592)	$(422,198)	$1,473,130	$(910,657)
Less: Net earnings from discontinued operations	—	1,496	9,030	8,163	—	18,689
Less: Cumulative effect of accounting change, net of tax	—	—	—	1,020	—	1,020

Loss from continuing operations	(910,657)	(909,836)	(151,622)	(431,381)	1,473,130	(930,366)
Adjustments required to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	7,226	16,491	49,889	—	73,606
Asset impairments	—	254	5,013	5,571	—	10,838
Goodwill impairment	—	113,117	146,256	377,554	—	636,927
Facility consolidation charges	—	6,345	8,235	21,819	—	36,399
Amortization of deferred financing fees	—	4,122	—	—	—	4,122
(Gain) loss on sale of plant, property and equipment	—	20	(112)	(2,285)	—	(2,377)
Bad debt expense (credit)	—	322	(337)	(435)	—	(450)
Reorganization items	—	21,927	—	3,388	—	25,315
Deferred income tax (benefit) expense	—	52,699	2,883	(12,953)	—	42,629
Equity in losses of affiliates, minority interest and other	910,657	513,489	(5,102)	(25,485)	(1,473,130)	(79,571)

Net cash provided by (used in) continuing operating activities	—	(190,315)	21,705	(14,318)	—	(182,928)

INVESTING ACTIVITIES:
Capital expenditures	—	(11,913)	(23,850)	(47,666)	—	(83,429)
Proceeds from sale of assets and other	—	403	852	5,115	—	6,370

Net cash used in continuing investing activities	—	(11,510)	(22,998)	(42,551)	—	(77,059)

FINANCING ACTIVITIES:
Debtor-in-possession borrowings	—	165,000	—	—	—	165,000
Net borrowings (payments) under prepetition revolving credit facilities	—	69,763	—	(902)	—	68,861
Payment on termination of interest rate swap	—	(12,185)	—	—	—	(12,185)
Proceeds from equity securities	—	257	—	—	—	257
Debt issue costs	—	(10,522)	—	—	—	(10,522)
Debt financing (to)/from affiliates	—	(3,144)	1,081	2,063	—	—
Other, net	—	—	—	(98)	—	(98)

Net cash provided by continuing financing activities	—	209,169	1,081	1,063	—	211,313

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	16,331	—	16,331

NET CASH FLOWS FROM CONTINUING OPERATIONS	—	7,344	(212)	(39,475)	—	(32,343)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	1,496	2,902	1,817	—	6,215
Investing activities, including proceeds from sale of business	—	—	(2,902)	17,587	—	14,685

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	—	1,496	—	19,404	—	20,900

CASH AND CASH EQUIVALENTS:
Beginning of year	—	3,575	233	98,081	—	101,889

End of year	$—	$12,415	$21	$78,010	$—	$90,446

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Operations for the Year Ended December 31, 2005

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
Revenues	$—	$187,896	$588,962	$1,183,912	$(25,497)	$1,935,273
Cost of sales	—	152,988	514,810	1,076,894	(25,497)	1,719,195

Gross profit	—	34,908	74,152	107,018	—	216,078
Selling, general and administrative expenses	—	4,260	54,592	85,628	—	144,480
Facility consolidation, goodwill and asset impairment, and other charges	—	976	3,994	5,907	—	10,877
Amortization expense	—	222	—	30	—	252

Operating income	—	29,450	15,566	15,453	—	60,469
Interest expense, net of interest income	4,280	83,944	2,228	9,528	—	99,980
Gain on early extinguishment of debt, net	—	(14,805)	—	—	—	(14,805)

Income (loss) from continuing operations before income taxes and minority interest	(4,280)	(39,689)	13,338	5,925	—	(24,706)
Provision (benefit) for income taxes	(1,500)	(14,006)	4,584	3,112	—	(7,810)
Minority interest in non-wholly owned subsidiaries / Equity in losses (earnings) of affiliates	(4,594)	(30,277)	—	(15,122)	50,170	177

Income from continuing operations	1,814	4,594	8,754	17,935	(50,170)	(17,073)
Income from discontinued operations, including gain on disposals, net	—	—	15,044	3,843	—	18,887

Net income	$1,814	$4,594	$23,798	$21,778	$(50,170)	$1,814

Dura Automotive Systems, Inc. and Subsidiaries
(DEBTOR-IN-POSSESSION)
Condensed Consolidating Statement of Cash Flows for the Year Ended December 31, 2005

	Dura	Dura		Non-
	Automotive	Operating	Guarantor	Guarantor
	Systems, Inc.	Corp.	Companies	Companies	Eliminations	Consolidated
	(Amounts in thousands)
OPERATING ACTIVITIES:
Net income	$1,814	$4,594	$23,798	$21,778	$(50,170)	$1,814
Less: Net earnings from discontinued operations	—	—	15,044	3,843	—	18,887

Income (loss) from continuing operations	1,814	4,594	8,754	17,935	(50,170)	(17,073)
Adjustments required to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	—	5,871	17,823	49,010	—	72,704
Asset impairments	—	759	2,265	—	—	3,024
Facility consolidation charges	—	(132)	3,674	4,311	—	7,853
Amortization of deferred financing fees	—	3,889	—	—	—	3,889
Gain on sale of property, plant and equipment	—	60	(272)	(275)	—	(487)
Bad debt expense	—	—	990	186	—	1,176
Deferred income tax (benefit) expense	—	(39,908)	13,936	(1,237)	—	(27,209)
Favorable settlement of environmental matters	—	(1,200)	(8,760)	—	—	(9,960)
Gain on early extinguishment of debt	—	(14,805)	—	—	—	(14,805)
Equity in losses of affiliates, minority interest and other	(1,814)	(202,191)	132,968	(21,910)	50,170	(42,777)

Net cash provided by (used in) continuing operating activities	—	(243,063)	171,378	48,020	—	(23,665)

INVESTING ACTIVITIES:
Capital expenditures	—	(3,699)	(16,093)	(41,317)	—	(61,109)
Proceeds from the sale of assets and others	—	662	2,661	(833)	—	2,490

Net cash used in continuing investing activities	—	(3,037)	(13,432)	(42,150)	—	(58,619)

FINANCING ACTIVITIES:
Net borrowings under revolving credit facilities	—	17,500	—	—	—	17,500
Long-term borrowings	—	153,285	—	—	—	153,285
Repayments of long-term borrowings	—	(178,129)	(3)	(1,327)	—	(179,459)
Deferred gain on termination of interest rate swap	—	11,374	—	—	—	11,374
Proceeds from equity securities	—	673	—	—	—	673
Debt issue costs	—	(7,613)	—	—	—	(7,613)
Debt financing (to)/from affiliates	—	249,637	(159,332)	(90,305)	—	—
Other, net	—	—	—	(86)	—	(86)

Net cash provided by (used in) continuing financing activities	—	246,727	(159,335)	(91,718)	—	(4,326)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	—	(7,942)	—	(7,942)

NET CASH FLOWS FROM CONTINUING OPERATIONS	—	627	(1,389)	(93,790)	—	(94,552)
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	—	—	26,302	7,822	—	34,124
Investing activities, including proceeds from sale of business	—	—	(26,302)	(2,949)	—	(29,251)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	—	—	—	4,873	—	4,873

CASH AND CASH EQUIVALENTS:
Beginning of year	—	2,948	1,622	186,998	—	191,568

End of year	$—	$3,575	$233	$98,081	$—	$101,889

13. Debtors Financial Statements:
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

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION BALANCE SHEETS
(In thousands of dollars)

	December 31,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$7,528	$13,787
Accounts receivables, net
Third parties	100,815	139,679
Non-Debtors subsidiaries	29,810	17,479
Inventories	43,901	47,066
Other current assets	29,699	57,018
Current assets of discontinued operations	—	50,592

Total current assets	211,753	325,621

Property, plant and equipment, net	106,555	145,207
Goodwill	—	175,935
Notes receivable from non-Debtor subsidiaries	192,410	181,657
Investments in non-Debtor subsidiaries	281,251	225,374
Other assets, net	8,051	17,234
Noncurrent assets of discontinued operations	—	112,996

	$800,020	$1,184,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities Not Subject to Compromise:
Debtors-in-possession financing	137,483	$165,000
Current maturities of long-term debt	—	2,266
Accounts payable	43,023	31,606
Accounts payable to non-Debtor subsidiaries	27,440	1,073
Accrued liabilities	88,739	71,302
Deferred incomes taxes	1,683	1,835
Current liabilities of discontinued operations	—	7,074

Total current liabilities not subject to compromise	298,368	280,156
Long-term Liabilities:
Notes payable to non-Debtor subsidiaries	71,431	8,539
Pension and postretirement benefits	37,306	47,734
Other noncurrent liabilities	6,181	12,586
Noncurrent liabilities of discontinued operations	—	3,253
Liabilities subject to compromise	1,306,779	1,335,083

Total liabilities	1,720,065	1,687,351
Stockholders’ Deficit	(920,045)	(503,327)

	800,020	$1,184,024

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENTS OF OPERATIONS
(In thousands of dollars)

	For the year	For the period from
	ended December	November 1, 2006 to
	31, 2007	December 31, 2006

Revenues	$715,299	$107,805
Cost of sales	730,153	123,533

Gross profit	(14,854)	(15,728)
Selling, general & administrative expenses	66,867	7,340
Facility consolidation, goodwill and asset impairment, and other charges	213,136	6,639
Amortization expense	152	37

Operating loss	(295,009)	(29,744)
Interest expense, net	44,333	6,688

Loss before reorganization items, loss on equity investment and income taxes	(339,342)	(36,432)
Reorganization items	57,643	23,327

Loss before loss on equity investment and income taxes	(396,985)	(59,759)
Equity loss (income) from non-Debtor subsidiaries, net of tax	62,318	(10,000)
Provision (benefit) for income taxes	(14,419)	5,281

Loss from continuing operations	(444,884)	(55,040)
Loss from discontinued operations	(27,918)	(1,556)

Net loss	$(472,802)	$(56,596)

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED COMBINED DEBTOR-IN-POSSESSION STATEMENTS OF CASH FLOWS
(In thousands of dollars)

		For the period from
	For the year ended	November 1, 2006 to
	December 31, 2007	December 31, 2006
OPERATING ACTIVITIES:
Net loss	$(472,802)	$(56,596)
Less: Net loss from discontinued operations	(27,918)	(1,556)

Loss from continuing operations	(444,884)	(55,040)
Adjustments required to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	25,204	4,058
Asset impairments	23,412	5,968
Goodwill impairment	176,314	(379)
Facility consolidation charges	13,409	1,050
Amortization of deferred financing fees	8,627	712
Loss on sale of property, plant and equipment	113	47
Bad debt expense (credit)	1,212	(215)
Reorganization items	57,643	23,327
Payments on reorganization items	(49,863)	—
Deferred income tax benefit	(13,727)	(3,757)
Equity loss (income) from non-Debtor subsidiaries, net of tax	62,318	(10,000)
Change in other operating items:
Accounts receivable	37,982	(35,137)
Inventories	341	2,589
Other current assets	26,920	2,885
Accounts payable and accrued liabilities	(31,937)	28,559
Other assets, liabilities and noncash items	3,275	10,173
Current intercompany transactions	(10,523)	(9,269)

Net cash used in continuing operating activities	(114,164)	(34,429)
INVESTING ACTIVITIES:
Capital expenditures	(14,872)	(310)
Proceeds from the disposal of assets	1,648	—

Net cash used in continuing investing activities	(13,224)	(310)
FINANCING ACTIVITIES:
DIP Term Loan borrowings	—	165,000
Payments on prepetition revolving credit facilities	—	(106,381)
DIP Term Loan payments	(60,586)	—
DIP Revolver borrowings, net	33,069	—
Repayments of long-term borrowings	(2,239)	(1,011)
Payment on termination of interest rate swap loss	—	(12,185)
Debt issue costs	(3,466)	(8,557)

Net cash (used in) provided by continuing financing activities	(33,222)	36,866
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	68	782
NET CASH FLOWS FROM CONTINUING OPERATIONS	(160,542)	2,909
CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities	805	7,930
Investing activities, including proceeds from sale of business	153,478	(7,930)

NET CASH FLOWS FROM DISCONTINUED OPERATIONS	154,283	—
CASH AND CASH EQUIVALENTS:
Beginning of year/period	13,787	10,878

End of year/period	$7,528	$13,787

14. Quarterly Financial Data (Unaudited):
     The following is a condensed summary of actual quarterly results of operations for 2007 and 2006 (in thousands, except per share amounts):

				(Gain)/Loss
				From	Net	Basic	Diluted
		Gross	Operating	Discontinued	Income	Loss	Loss
	Revenues	Profit	Income (loss)	Operations	(Loss)	Per Share	Per Share
2007:
First (1)	$472,131	$15,318	$(29,850)	$(1,980)	$(67,913)	$(3.59)	$(3.59)
Second (1)	484,272	22,818	(207,083)	(451)	(233,489)	(12.35)	(12.35)
Third	445,942	12,420	(18,484)	30,303	(61,075)	(3.23)	(3.23)
Fourth	492,351	16,354	(73,531)	46	(110,325)	(5.84)	(5.84)

	$1,894,696	$66,910	$(328,948)	$27,918	$(472,802)

2006:
First (1)	$466,439	$40,396	$4,002	$(6,548)	$(7,020)	$(0.38)	$(0.38)
Second (1)	469,167	28,989	(8,767)	(3,701)	(131,268)	(6.96)	(6.96)
Third (1)	400,954	(1,221)	(711,206)	(10,003)	(694,391)	(36.75)	(36.75)
Fourth (1)	422,608	(5,542)	(46,725)	1,563	(77,978)	(4.74)	(4.74)

	$1,759,168	$62,622	$(762,696)	$(18,689)	$(910,657)

(1)	Certain prior year amounts have been reclassified to reflect the sale of the Atwood Mobile Products segment in 2007 that is required to be reported as a discontinued operation under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), as described in Note 3 to the consolidated financial statements.
The 2007 quarterly results were impacted by the following transactions and events:
Second quarter of 2007:
•	During our second quarter ended July 1, 2007, we determined that all of the Body & Glass reporting unit’s goodwill was impaired. Accordingly, we recorded an impairment charge for the total amount of the Body & Glass reporting unit goodwill of approximately $184.5 million. This charge is reflected in facility consolidation, goodwill and asset impairment, and other charges in the consolidated statement of operations. Further, we recognized $8.2 million of employee severance and benefits charges related to the closure of our Barcelona, Spain facility during the second quarter ended July 1, 2007.
Third quarter of 2007:
•	In 2007, we recognized net loss from discontinued operations of $28 million related to the sale of Atwood. On August 15, 2007, the Bankruptcy Court approved the sale of the Atwood Mobile Products business segment to Atwood Acquisition Co. LLC (the “Buyer”) for an aggregate cash consideration of $160.2 million. On August 27, 2007, the Atwood sale closed, and the proceeds of the sale were used to pay down a portion of the funds owed under the DIP Term Loan and the DIP Revolver. As per the settlement agreement and mutual release between the Debtors and the Buyer dated March 28, 2008, the purchase price had been subsequently reduced by $7.5 million based on changes in working capital as defined in the asset purchase agreement.
Fourth quarter of 2007:
•	We incurred $50 million of facility consolidation, asset impairment and other charges in the fourth quarter, of which $33 million was related to asset impairments and $17 million was related to employee severance and benefits resulting from the closure of our Pamplona, Spain facility and other facilities closure expenses.
The 2006 quarterly results were impacted by the following transactions and events:
First quarter of 2006:
•	Effective, January 1, 2006, we adopted EITF Issue 05-05, which resulted in a favorable adjustment of $1.0 million, net of income taxes of $0.7 million. This amount is reflected in the consolidated statement of operations as a cumulative effect of a change in accounting principle.

Second quarter of 2006:
•	We provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets amounting to $90.8 million during the second quarter ended July 2, 2006.
Third quarter of 2006:
•	In connection with the streamlining of operations during 2006, we recorded facility consolidation, asset impairment and other charges of $671.8 million, consisting of severance and benefit related costs of $22.2 million, asset impairments of $643.6 million ($637.3 million for goodwill impairment, and $6.3 million for fixed asset impairments), and a $6.0 million adjustment to our 2001 recorded loss on the sale of our former plastic business due to financial inability of the purchaser to meet their obligations under a note we took as partial payment for the sale.

•	In September 2006, we completed the sale of Dura Automotive Systems Köhler GmbH to an entity controlled by Hannover Finanz GmbH, headquartered in Hannover, Germany. The Company received approximately $18.5 million in net cash consideration for the sale. No continuing business relationship exists between this former subsidiary and the Company. The gain recognized on the sale was approximately $7.9 million. The divestiture is part of Dura’s evaluation of strategic alternatives for select German operations, as previously announced in February 2006.

•	We settled two warranty matters with one of our customers for approximately $9.0 million for which we had previously recorded reserves in the amount of $3.6 million, which at the time, represented our estimated total exposure. Accordingly, during the third quarter of 2006, we recorded a charge of $5.4 million related to the final settlement of both warranty matters with the customer.

•	As a result of the chapter 11 filing, we incurred prepetition professional fees of $4.6 million recorded in the consolidated statement of operations during the third quarter of 2006.

•	We provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets.
Fourth quarter of 2006:
•	We incurred $7.1 million of facility consolidation, asset impairment and other charges in the fourth quarter, of which $5.9 million was related to asset impairments and $1.2 million was related to other charges.

•	On October 30, 2006, Dura and its U.S. and Canadian subsidiaries (the “Debtors”) filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. As a result of this filing, we incurred reorganization costs of $25.3 million, and prepetition professional fees of $5.9 million recorded in the consolidated statement of operations during the fourth quarter of 2006.

•	In accordance with the Court-approved First Day Motions, the Company continued through December 31, 2007 to accrue and pay the interest on its Second Lien Term Loan whose principal balance is subject to compromise. Interest on unsecured prepetition debt, other than the Second Lien Term Loan, has not been accrued as provided for under the U.S. Bankruptcy code. As of December 31, 2006, the amount of unrecorded interest on prepetition debt was approximately $15.0 million

•	We were released from certain potential warranty exposures. Accordingly, we reversed the warranty reserves to cost of sales resulting in a favorable impact of approximately $2.0 million.

•	We provided, and have continued to provide, a full valuation allowance against all applicable U.S. deferred tax assets.

15. Subsequent Events:
Emergence From Chapter 11
     On June 27, 2008, the Company satisfied, or otherwise obtained a waiver of, each of the conditions precedent to the effective date specified in Article VIII of the Debtors’ Revised Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (With Further Technical Amendments) (the “Confirmed Plan”), dated May 12, 2008, as confirmed by an order (the “Confirmation Order”) of the United States Bankruptcy Court entered on May 13, 2008. As contemplated by the Confirmed Plan, prior to and on the Effective Date, DOC took part in a corporate reorganization resulting, among other things, in the formation of New Dura, cancellation of Old Dura shares, and issuance of New Dura shares. Further, the following exit financing transactions incurred (For detailed information, refer to Note 6 to the consolidated financial statements):
•	The obligations of the Debtors under the DIP Revolver and the New Term Loan DIP Agreement, except those surviving obligations set forth in Article IX.D.4 of the Confirmed Plan (collectively, the “Allowed DIP Facility Claims”) were repaid in full and terminated. The creditors holding Allowed DIP Facility Claims were paid in full in cash on the Effective Date.

•	Outstanding debt securities of certain of the Debtors were cancelled, and the indentures governing such debt securities were terminated. The holders of these notes received approximately 95% of the common stock of the New Dura.

•	The creditors holding Allowed Second Lien Facility Claims (as defined in the Confirmed Plan) relating to the Second Lien Facility, were paid in full in shares of New Series A Preferred Stock on the Effective Date.

•	The Company entered into various exit financing facilities as detailed in Note 6 to the consolidated financial statements.
Fresh-Start Reporting (Unaudited)
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
     The Bankruptcy Court confirmed the Plan based upon a reorganization value of the Company between $450 million and $550 million, which was estimated using various valuation methods, including (i) a comparison of the Company and its projected performance to the market values of comparable companies; (ii) a review and analysis of several recent transactions of companies in similar industries to the Company; and (iii) a calculation of the present value of the future cash flows of the Company under its projections. Based upon a reevaluation of relevant factors used in determining the range of reorganization value and updated expected cash flow projections, the Company concluded that $498 million should be used for fresh-start reporting purposes as it most closely approximated fair value.
     In accordance with fresh-start reporting, the Company’s reorganization value has been allocated to existing assets using the measurement guidance provided in SFAS 141. In addition, liabilities, other than deferred taxes, have been recorded at the present value of amounts estimated to be paid. Finally, the Predecessor Company’s accumulated deficit has been eliminated, and the Company’s new debt and equity have been recorded in accordance with the Plan. Deferred taxes have been determined in conformity with SFAS 109. The excess of the value of net tangible and identifiable intangible assets and liabilities over the reorganization value has been recorded as a reduction to the property, plant and equipment value in the accompanying unaudited pro-forma Consolidated Balance Sheet.
     Estimates of fair value represent the Company’s best estimates, which are based on industry data and trends and by reference to relevant market rates and transactions, and discounted cash flow valuation methods, among other factors. The foregoing estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the reasonable control of the Company. Accordingly, there can be no assurance that the estimates, assumptions, and amounts reflected in the valuations will be realized, and actual results could vary materially. In accordance with SFAS 141, the preliminary allocation of the reorganization value is subject to additional adjustment within one year after emergence from bankruptcy to provide the Company with adequate time to complete the valuation of its assets and liabilities. Future adjustments may result from:
•	Completion of valuation reports associated with long-lived tangible and intangible assets which may derive further adjustments or recording of additional assets or liabilities;

•	Adjustments to deferred tax assets and liabilities, which may be based upon additional information, including adjustments to fair value estimates of underlying assets or liabilities;

•	Adjustments to amounts recorded based upon estimated fair values or upon other measurements, which could change the amount of recorded goodwill; or

•	Results of operations incurred from January 1, 2008 through the Effective Date.
     The adjustments presented below are presented on an unaudited pro-forma basis as of December 31, 2007 even though the actual date of emergence is June 29, 2008. Accordingly, these estimates are preliminary and subject to further revisions and adjustments, based on any updated valuations, actual amounts and applicable economic conditions as of June 29, 2008. The Company’s actual fresh-start accounting adjustments may vary significantly from those presented below.

	Predecessor			Successor
	Company			Company
	December 31,		Fresh-Start	December 31,
	2007	Plan Effects (1)	Adjustments	2007
Current Assets:
Cash and cash equivalents	$93,570	$45,709	—	$139,279
Accounts receivable, net	276,022	—	—	276,022
Inventories	133,373	—	6,669	140,042
Deferred income taxes	11,086		—	11,086
Other current assets	97,932	11,800	—	109,732

Total current assets	611,983	57,509	6,669	676,161

Property, plant and equipment, net	411,884	—	(69,137)	342,747
Deferred income taxes	16,067	—	(8,866)	7,201
Other assets, net	9,560	16,882	(116)	26,326

	$1,049,494	$74,391	$(71,450)	$1,052,435

Current Liabilities:
Debtors-in-possession financing	$137,483	$(137,483)	—	$—
Current maturities of long-term debt	9,475	70,600	—	80,075
Accounts payable	174,899	—	—	174,899
Accrued liabilities	202,708	(100)		202,608
Accrued pension and postretirement benefits	2,481	—	—	2,481
Deferred income taxes	2,074	—	1,136	3,210

Total current liabilities	529,120	(66,983)	1,136	463,273

Long-term Liabilities:
Long-term debt, net of current maturities	3,373	140,500	—	143,873
Pension and postretirement benefits	63,303	—		63,303
Other noncurrent liabilities	46,722	—	(3,000)	43,722
Deferred income taxes	13,958	—	—	13,958

Total long-term liabilities	127,356	140,500	(3,000)	264,856

Liabilities subject to compromise	1,306,779	(1,306,779)	—	—

Total Liabilities	1,963,255	(1,233,262)	(1,864)	728,129

Successor Company Convertible Preferred Stock	—	236,475	—	236,475
Minority interests	6,284	—	—	6,284
Stockholders’ Investment (Deficit):
Successor Company Common Stock	—	84	—	84
Predecessor Company Common Stock	189	(189)	—	—
Additional paid-in capital	351,878	(192,251)	(78,164)	81,463
Treasury stock at cost	(1,743)	1,743	—	—
Accumulated deficit (including FIN 48 cumulative adjustment of $2,348 in 2007)	(1,472,639)	1,261,791	210,848	—
Accumulated other comprehensive income	202,270	—	(202,270)	—

Total stockholders’ investment (deficit)	(920,045)	1,071,178	(69,586)	81,547

	$1,049,494	$74,391	$(71,450)	$1,052,435

(1)	The reported amounts in the Plan Effects column of the table above reflect adjustments related to the Plan of Reorganization and the effects of the consummation of the transactions contemplated therein, which included settlement of various liabilities, issuance of certain securities, incurrence of new indebtedness, repayment of old indebtedness, and other cash payments.

DURA AUTOMOTIVE SYSTEMS, INC. AND SUBSIDIARIES
Schedule II: Valuation and Qualifying Accounts
Facility Consolidation and Discontinued Operations:
          The transactions in the facility consolidation reserve account (including discontinued operations) for the years ending December 31, 2007, 2006, and 2005 were as follows (in thousands):

	2007	2006	2005
Balance, beginning of the year	$29,228	$18,167	$21,550
Provisions	39,723	45,818	5,499
Adjustments	(1,585)	(20,401)	(418)
Utilizations	(28,275)	(14,356)	(8,464)

Balance, end of the year	$39,091	$29,228	$18,167

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
          There were no changes in or disagreements with accountants on accounting and financial disclosure.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of Dura’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). These disclosures controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, at December 31, 2007, the design and operation of these disclosure controls and procedures were not effective at ensuring that information required to be disclosed by Dura in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.
Management’s Report on Internal Control over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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
          Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
          Because of the material weaknesses described below, our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework issued by the COSO. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.
          A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, we identified the following material weaknesses:
Existing material weaknesses as of December 31, 2006 that have not been remediated as of December 31, 2007:
1.	Income Taxes - Management determined that the processes and procedures surrounding the accounting for the current tax effects of foreign nonrecurring transactions, as well as foreign deferred income tax accounts, did not include adequate controls. These 2005 matters represented a design and operating deficiency and, based upon misstatements requiring correction to the financial statements that impacted the Income Tax Provision, Income Tax Payable and Deferred Income Tax accounts, constituted a material weakness as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Based upon misstatements requiring correction to the financial statements in 2006, management concluded that additional remediation actions were still required and that this material weakness continued to exist. No additional significant remediation efforts have been completed through December 31, 2007, therefore, we are continuing to report this previously identified material weakness and will do so until further remediation, testing and assessment is completed.
2.	Qualified Accounting Personnel - Management determined that the Company employs insufficient numbers of personnel having appropriate knowledge, experience and training in the application of U.S. GAAP at both the Company’s operating locations and corporate headquarters, and insufficient personnel at the Company’s corporate headquarters to provide effective oversight and review of financial transactions.

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

3.	Financial Statement Close — Account Reconciliations - Preparation, review and monitoring controls over the financial statement close process with respect to account reconciliations performed by our North American Shared Services Center did not operate effectively to ensure significant account balances were accurate and supported with appropriate underlying calculations and documentation in a timely manner.

With the significant changes in our business caused in part by our chapter 11 status, and the loss of several finance and accounting personnel, account reconciliations were not prepared or reviewed adequately, appropriately and/or on a timely basis, which resulted in significant delay in our ability to complete the preparation of our consolidated financial statements as of December 31, 2007.
New material weaknesses as of December 31, 2007:
4.	Financial Statement Close — Journal Entries, Segregation of Duties and Contingent Liabilities - Preparation, review and monitoring controls over the financial statement close process with respect to journal entries did not operate effectively to ensure significant account balances were accurate and supported with appropriate underlying calculations and documentation in a timely manner and that all significant journal entries are reviewed timely by an appropriate level of management.

With the significant changes in our business caused in part due to our chapter 11 status, and the loss of several finance and accounting personnel, journal entries were not consistently prepared with adequate source documentation and/or reviewed adequately or on a timely basis.

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

5.	Fixed Assets - Process controls at our operating units over fixed assets did not operate effectively to ensure proper accounting and financial reporting. Specifically, (i) controls ensuring existence of fixed assets at operating locations, (ii) ensuring timely and accurate transfer of costs of completed construction-work-in-progress to the fixed assets subsidiary ledgers and related accounts, (iii) depreciation accurately presented on an interim basis, and (iv) timely recognition of asset impairments on an interim basis.

Differences existed between fixed asset subsidiary ledgers and physical existence of those listed assets at our operating locations. Fixed asset projects were completed or discontinued in the normal course of business that was not properly captured in the Company’s accounting records through timely capitalization or impairment. Depreciation, on an interim basis, was determined to have been incorrect and depreciation had been incorrectly stopped on certain assets. We did not have appropriate or adequate personnel, processes, procedures or controls in place to allow for identification of the control failures relative to fixed assets and related depreciation on an interim and/or an annual basis. As a result, several errors were noted by us upon attempting to manage, reconcile and track our fixed assets in 2007, and such reconciliation and tracking process was not able to be completed on a timely basis, which resulted in significant delay in our ability to complete the preparation of our consolidated financial statements as of December 31, 2007.

6.	Closed Plant Management - Process controls at our operating locations over plant closing procedures were not properly designed and did not operate effectively resulting in inadequate management of the operating locations’ books and records and timely recording of final transactions related to fixed assets and inventory.

Recent significant changes were required at our operating locations with respect to facility closures. These closures necessitated the transfer of books and records and asset transfers to other Company facilities. We did not have appropriate or adequate personnel, processes, procedures or controls in place to properly manage all of these plant closures and related accounting effects. As a result, books and records that are required for the support of transactions could not be readily located and fixed assets and inventory transfers resulted in failures in reconciliations between asset records and physical existence of such assets.

Based on our assessment, and because of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.
Changes in internal control over financial reporting
     Because of the inherent nature of the chapter 11 reorganization process, including the need to maintain existing customer and supplier relationships while at the same time changing business processes and organizational structure to streamline operations, reduce administrative burden and costs, and resolve our legacy liabilities as we seek to transform our business, we must continuously adapt our control framework. As new processes are implemented and existing processes change, additional risks may arise that are not currently contemplated by our existing internal control framework. Although management will continue to monitor the post-chapter 11 restructuring process for control activities outside our normal control framework and seek to adapt our control framework to newly identified risks, we cannot assure we will be successful in identifying and addressing such risks in a timely manner.
     The demands of the post-chapter 11 reorganization and related processes described above, will impact our ability to remediate all of the identified material weaknesses in a timely manner. However, management continues to remain focused on remediation efforts and plans to remediate as many material weaknesses in 2008 as possible. However, until such time that the remediation actions are undertaken and the material weaknesses noted above are corrected, there is continued risk of material misstatement to our interim and annual financial statements.
Remediation of Material Weaknesses
     The Company is in the process of developing and implementing remediation plans to address our material weaknesses. The following describes specific remedial actions taken or still to be taken for each of the material weaknesses described above:
1.	Changes to enhance controls over income taxes include: (i) an updated critical assessment of the redesigned processes and procedures for the detailed documentation and reconciliations surrounding the tax effects of nonrecurring transactions and deferred income tax accounting in our foreign tax jurisdictions to help ensure that we are able to identify and address tax accounting issues in a more timely and comprehensive manner; (ii) hiring additional tax department personnel who have the appropriate skill and knowledge background with respect to U.S. GAAP related to income taxes, and other applicable rules and regulations with respect to tax matters; and (iii) implementing additional recurring review procedures to ensure compliance with U.S. GAAP, and other applicable rules and regulations with respect to tax matters.

2.	Changes to enhance controls by hiring a greater number of qualified accounting personnel include: Management is working toward increasing the number of qualified accounting personnel by actively recruiting additional experienced accountants to increase the knowledge of accounting and strengthen internal controls within the Company. In addition, management has committed to providing the finance staff with additional support and training in order to enable them to identify unusual or complex transactions and disclosures requiring further consideration by technical accounting experts or others within the organization, to address this material weakness. Until such time as management can execute on the above remediation plans, management has determined the following additional procedures will be performed:
•	More transactions will be reviewed by the Corporate Controller and/or the North American and European Finance Staff rather than solely at an operating location or within the North American Shared Services Center, particularly those, if any, which deviate from previously reviewed or standard terms and conditions;

•	Management has strengthened its review of the documentation supporting the accounting for transactions and the related disclosures; and

•	External experts will be utilized, when deemed necessary, to assist in evaluating transactions as well as preparing and reviewing the appropriate supporting documentation.
3.	Changes to enhance account reconciliation and journal entry controls include: Established account reconciliation and journal entry preparation and review standard procedures. Preparation procedures include standards of documentation that must accompany each account reconciliation and journal entry. Review procedures include mechanisms to monitor that account reconciliations, journal entries and related documentation are prepared timely and reviews are conducted timely by appropriate levels of management.

Changes to enhance segregation of duties controls include: We are in the process of implementing a risk based review of previously existing segregation of duties violations and resolving through assignment redesign or ensuring higher level monitoring controls exist to mitigate the risks associated with the violations. Additionally, periodic user access reviews, reviews of work assignment changes to existing personnel, and the hiring or termination process will be managed by implementing effective change management controls to ensure that segregation of duties violations will be prevented.

Changes to enhance controls over contingent liabilities include: We are in the process of designing and implementing adequate, permanent processes and controls to ensure timely identification, accurate valuation and recording of liabilities to address this material weakness. These processes include ensuring the gathering of necessary data internally and from outside parties, facilitating communication to data owners and assigning review responsibilities to appropriate levels of management, of the resulting accruals for timeliness, completeness and accuracy in monthly reporting processes.

4.	Changes to enhance controls over fixed assets include: We are in process of designing and implementing adequate, permanent processes and controls at our operating units over fixed asset transactions to address this material weakness. Until such time as the aforementioned procedures can be adequately implemented, management has required each operating unit to perform a review of significant fixed assets for comparison to the fixed asset ledger to verify existence and communicate discrepancies, if any. Business units (operating and corporate) are required to confirm fixed asset addition projects to ensure such amounts remain valid and to communicate discrepancies, if any.

5.	Changes to enhance controls over the closed plant management include: We are in process of designing and implementing adequate, permanent processes and controls at our operating units over physical management of books and records, fixed assets and inventory transactions to address this material weakness. Until such time as the aforementioned procedures can be adequately implemented, management will design plant closure processes and procedures to ensure all books and records and company assets are properly and timely accounted for.

As a result of augmented resources in Accounting by utilizing external resources in tax and technical accounting areas and implementation of additional closing procedures for the year ended December 31, 2007 management believes that there are no material inaccuracies or omissions of material fact and, to the best of its knowledge, believes that the consolidated financial statements for the year ended December 31, 2007 fairly present in all material respects the financial condition and results of operations for the Company in conformity with accounting principles generally accepted in the United States of America.

Remedial actions taken on previously reported material weaknesses that no longer exist as of December 31, 2007:
     As discussed in Dura’s Annual Report on Form 10-K/A for the year ended December 31, 2006, Dura management identified a material weakness in internal controls related to the preparation and review of the Company’s consolidating guarantor and non-guarantor financial information. This deficiency was noted as a result of inconsistencies in reporting on individual subsidiaries contained within the footnote and the consolidated results of individual subsidiaries. As part of its remediation efforts, Dura management has implemented enhanced controls to aid in the correct preparation, review, presentation of the consolidating guarantor and non-guarantor financial information. Specifically, in the fourth quarter of 2007, Dura’s management implemented (i) additional detailed review procedures designed to identify reporting inconsistencies, and (ii) improved cross-functional communication between accounting, legal, and tax to ensure all changes to reporting structures are communicated throughout the organization. As of the date of this filing, Dura has completed the process of fully remediating its related controls and procedures. These remedial actions, performed in conjunction with Dura’s quarterly closing and financial reporting process, include a thorough review by corporate personnel of events that could affect the presentation of Dura’s financial statements and related disclosures Based on the foregoing, we now believe we have sufficient review procedures performed by appropriate level of personnel with sufficient technical accounting knowledge such that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of a misstated consolidating guarantor and non-guarantor financial information footnote.
     As discussed in Dura’s Annual Report on Form 10-K/A for the year ended December 31, 2006, Dura management also identified a material weakness in internal controls related to the U.S. Shared Service Center’s ability to timely and accurately record cash receipts and cash disbursements. As part of its remediation efforts, Dura management has implemented enhanced controls to aid in the correct processing, review and reconciliation of the cash receipts’ and cash disbursements’ financial information. Specifically, in the third quarter of 2007, Dura’s management implemented (i) additional detailed analytical procedures designed to identify all debit balance accounts payable resulting from duplicate vendor payments, and (ii) developed actions to recover such duplicate payments or impairment of such duplicate payments when they are deemed uncollectible due to age or other circumstances. As of the date of this filing, Dura has completed the process of fully remediating its related controls and procedures. These remedial actions, performed in conjunction with Dura’s quarterly closing and financial reporting process, include a thorough review by corporate and operations personnel of events that could affect the presentation of Dura’s financial statements and related disclosures Based on the foregoing, we now believe we have sufficient control procedures performed by appropriate level of personnel such that it is no longer reasonably possible that our consolidated financial statements will be materially misstated as a result of inaccurate cash receipts processing.
     Other than indicated above, there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 9B. Other Information
     None.

PART III
Item 10. Directors and Executive Officers of the Registrant
     The following sets forth information as to each officer and director, including age as of June 30, 2008, principal occupation and employment for a minimum of the past five years, directorships in other public companies and period of service as a director of Dura.

Name	Age	Position(s)
Timothy D. Leuliette	58	President, Chief Executive Officer, and Director
Nick G. Preda	62	Executive Vice President and Chief Financial Officer
Theresa L. Skotak	50	Executive Vice President and Chief Administrative Officer
Steven J. Gilbert	61	Chairman of the Board of Directors
Fred Bentley	43	Director
Andrew (Andy) B. Mitchell	45	Director
Peter F. Reilly	44	Director
Jeffrey M. Stafeil	38	Director
Robert S. Oswald	67	Director
Timothy D. Leuliette is the Chief Executive Officer of Dura since July 16, 2008, and a Director of the Board since the Effective Date. He is currently Chairman and CEO of Leuliette Partners LLC, an investment and financial services firm. He is the former co-Chairman and co-CEO of Asahi Tec and former Chairman, President, and CEO of automotive supplier Metaldyne Corporation. He has also served as President & COO of privately held Penske Corporation, and prior to that President and CEO of ITT Automotive and Executive Vice President at ITT. Over his career he has held executive and management positions at both vehicle manufacturers and suppliers and has served on both corporate and civic boards, including as Chairman of the Detroit Branch of the Federal Reserve Bank of Chicago.
Nick G. Preda is the Executive Vice President and Chief Financial Officer of Dura, and has served as a Director of Dura since March 2005. Mr. Preda is currently President of Nick G. Preda & Associates, L.L.C., a company which provides financial counseling services for clients primarily in the Midwest. From June 2001 through September 2003, Mr. Preda was a Principal with BBK, Ltd., an operational and financial consulting firm working with clients primarily in the automotive and other manufacturing industries. From October 1998 through February 2001, Mr. Preda was an Executive Vice President with Bank One, N.A., where he managed various areas working primarily with large corporate domestic clients.
Theresa L. Skotak is the Chief Administrative Officer of Dura, and has served as Executive Vice President since May 2002. From March 1999 until May 2002, Ms. Skotak served as Director of Corporate Human Resources and from April 1997 until March 1999, Ms. Skotak served as Director of Human Resources for Excel. Prior to that, Ms. Skotak was the Director of Human Resources, N.A. for the Assembly and Test Division of Lucas Industries.
Steven J. Gilbert was appointed a member of the Board of Directors on the Effective Date, and then appointed Chairman of the Board of Directors in July 2008. Mr. Gilbert is a Senior Managing Director and Chairman of Sun Group (USA). He is also Chairman of the Board of Gilbert Global Equity Partners, L.P., a billion dollar private equity fund. From 1992 to 1997, he was the Founder and Managing General Partner of Soros Capital L.P. Mr. Gilbert has 35 years of experience in private equity investing, investment banking and law. He has served as a Director on the Boards of more than 25 companies over the span of his career, including Office Depot, Inc., Magnavox Electronic Systems Company, Affinity Financial Group, Inc., GTS-Duratek, and Parker Pen Limited.
Fred F. Bentley was appointed a member of the Board of Directors on the Effective Date. Mr. Bentley is Chief Operating Officer of Hayes Lemmerz International, Inc., a worldwide producer of aluminum and steel wheels. At Hayes Lemmerz, he was instrumental in changing the company’s global operational footprint and introducing lean manufacturing practices. Prior to Hayes Lemmerz, Mr. Bentley served in positions of increasing responsibility at Honeywell (formerly AlliedSignal) where he rose to the position of Managing Director, Europe, and Frito-Lay (PepsiCo).
Andrew (Andy) B. Mitchell was appointed a member of the Board of Directors on the Effective Date. Mr. Mitchell is Chief Executive and Chief Investment Officer of the investment firm Pacificor LLC. Prior to joining Pacificor, Mr. Mitchell was a Vice President and co-Portfolio Manager at ING Funds, and prior to that a Vice President and Senior Analyst at Merrill Lynch Asset Management. Mr. Mitchell was also a Senior High Yield Analyst and Assistant Vice President at Wertheim/Schroder Investment Services. Previous

experience also includes operational experience in the oil refining industry with Exxon and in the mining and construction industries with Chevron Resources.
Peter F. Reilly was appointed a member of the Board of Directors on the Effective Date. Mr. Reilly is President and Chief Operating Officer of Strategic Industries, LLC (“Strategic”). Strategic is a diversified holding company with subsidiaries in the Automotive and Consumer Products segments. He joined the company at its inception in 2000 as the Chief Financial Officer. The company was created through a leveraged buyout by Citicorp Venture Capital from US Industries, Inc. (“USI”) a Fortune 500 conglomerate, publicly listed on the New York Stock Exchange. Mr. Reilly has significant experience repositioning portfolio companies and helping them capitalize on international opportunities. Prior to joining Strategic, he served as Treasurer for USI and various senior financial positions with its predecessor, Hanson Industries, PLC and its subsidiaries.
Jeffrey M. Stafeil was appointed a member of the Board of Directors on the Effective Date. Mr. Stafeil has strong international and financial experience and is currently Chief Financial Officer and board member for Germany-based Klöckner Pentaplast, the world’s leading producer of films for the pharmaceutical, food and technology product packaging market. Formerly he was the Executive Vice President and CFO at automotive supplier Metaldyne Corporation, now Asahi Tec Corporation. Since 2006 he has served on the Board of Directors and is co-Chairman of the Audit Committee for Meridian Corporation, an automotive supplier that exited bankruptcy in December 2006.
Robert S. Oswald was appointed a member of the Board of Directors on August 4, 2008. Mr. Oswald has served as Chairman of the Board of Bendix Commercial Vehicle Systems since October 2003. Bendix Commercial Vehicle Systems is a member of the Munich, Germany-based Knorr-Bremse Group, a leading worldwide supplier of pneumatic braking and related safety systems for commercial vehicle and railroad applications. Prior to joining Bendix Commercial Vehicle Systems, Mr. Oswald was Chairman, President and Chief Executive Officer of Robert Bosch Corporation, the North American subsidiary of Robert Bosch GmbH. Mr. Oswald also serves as a Director of Perceptron, Inc., which provides process management solutions to automotive and manufacturing companies, and PAICE Corporation, a company developing a hybrid electric power train technology.
There are no family relationships between any of Dura’s executive officers or directors. The Board of Directors has determined that each of Messrs. Gilbert, Bentley, Reilly, Stafeil and Oswald is independent and that, with the exception of Mr. Mitchell, each of the members of the standing Audit, Compensation and Nominating Committees are independent under the independence standards of the NASDAQ Stock Market, Inc., even though Dura is not required to comply with such standards.
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

     Based solely upon a review of the copies of such forms furnished to Dura, or written representations that no Form 5 filings were required, Dura believes that during the period from January 1, 2007 through December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Szczupak’s initial Form 3 was filed four days late and a Form 4 reporting the sale of stock by Mr. Whitney was filed approximately one week late.
Procedures to Recommend Nominees to the Board
     There have been no changes in the procedures for security holders to recommend nominees to our Board from those set out in our Proxy Statement dated April 13, 2006.
Audit Committee and Audit Committee Financial Expert
     Our Board has a separately designated Audit Committee to oversee our accounting and financial reporting processes and the audits of our financial statements.. The current members of the Audit Committee of the Board of Directors are Andrew (Andy) B. Mitchell, Peter F. Reilly, and Jeffrey M. Stafeil. The Board has determined that each of Messrs. Mitchell, Reilly and Stafeil is an audit committee financial expert.
Item 11. Executive Compensation
Compensation Discussion and Analysis
Overview
     This Compensation Discussion and Analysis describes the Company’s executive compensation plans and programs and provides material information relating to the compensation of the named executive officers identified in the Summary Compensation Table.
     The current members of the Compensation Committee are Andrew (Andy) B. Mitchell, Steven J. Gilbert, and Fred Bentley.
Executive Summary
     To fully appreciate the Company’s executive compensation philosophy and the compensation decisions made in 2007, it is essential to understand the Company’s business circumstances over the last two years, most notably its bankruptcy filing in October 2006. On October 30, 2006, Dura filed for chapter 11 bankruptcy protection. North American production cutbacks by U.S. auto manufacturers and the rising costs for raw materials, such as steel, were the primary reasons for the filing. The bankruptcy filing covers Dura’s U.S. and Canadian operations. On June 27, 2008, the Company successfully emerged from chapter 11 bankruptcy protection.
     As it operated under chapter 11 bankruptcy protection, the Company’s primary objectives were twofold: (i) the achievement of critical operational goals and (ii) the development of a plan of reorganization that would enable the Company to emerge as a healthy organization. The Company believed that to achieve these goals it must motivate and reward a core group of highly experienced key employees, including its named executive officers, through the implementation of market-competitive compensation plans and programs which are described in detail below.
     The compensation programs were designed to motivate executives to achieve our business objectives particularly in the short-term to emerge from chapter 11 bankruptcy protection. In 2007, we delivered our five year Business Plan to our Creditor’s Committee and Second Lien Committee and filed our chapter 11 plan of reorganization. Our goal is to pay competitively among the market, but consider the unique dynamics of bankruptcy proceedings. Accordingly, our main incentive component, the Key Management Incentive Plan (KMIP), was paid based on targets approved by the Bankruptcy Court. The company did not make long-term incentive or equity grants in 2007 and the current outstanding equity granted in 2006 did not vest as of May, 31, 2008, the final vesting date.
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
The Company’s focus on performance-based compensation is illustrated by the fact that a substantial portion of the compensation awarded to the executive officers is contingent upon the Company’s business results, as follows:
•	Periodic cash incentive payments were made under the KMIP only if the Company makes progress toward achieving certain pre-determined milestones tied to its “50-cubed” restructuring plan and target earnings before interest, taxes, depreciation, and amortization (EBITDA). As of the beginning of the second quarter of 2007, the metrics under the KMIP for our executive officers were modified to include achievement of certain milestones relating to an expeditious exit from bankruptcy.

•	Long-term equity incentive compensation (restricted stock units, stock options and performance shares) is directly tied to the Company’s share performance. In 2007, the Company, however, did not make long-term incentive grants because it was operating under chapter 11 bankruptcy protection.
Market Data
     To successfully recruit and retain top-performing talent, Dura provides its executive officers with compensation that is competitive with the market. Since only a few changes were made to the compensation programs in 2007, a full benchmarking study was not conducted. However, when new executives were hired or changes were made to pay opportunities, positions were benchmarked against industry practices. In those cases, management and the Compensation Committee considered market data provided by our compensation consultant, Watson Wyatt. This market data was derived from various published survey sources, including Watson Wyatt’s Top Management Report and Mercer’s Executive Benchmark Survey. Data gathered included various benchmarks from the auto parts, non-durable manufacturing, and the general industries. Market data was size adjusted using a regression formula to take into account Dura’s revenue during 2006 of $2.1 billion.
Executive Compensation Components
     To achieve its executive compensation objectives, the Company’s executive compensation program in 2007 is comprised of the following five components:
•	Base salary;

•	Annual bonus;

•	KMIP bonus;

•	Long-term equity incentive compensation; and

•	Executive retirement benefits, severance benefits, and perquisites.
     The combination of both cash compensation and equity-based compensation is intended to encourage and reward near-term objectives, such as financial performance, and Dura’s long-term goals, such as the achievement of critical operational goals and the development of a plan of reorganization, that will enable the Company to emerge from bankruptcy as a healthy organization. Payments to the named executive officers, under the plans and programs described below (other than base salary), are subject to the approval of the Bankruptcy Court.

Salary
     Dura provides base salaries to its named executive officers for services rendered during the year. In general, the base salaries of Dura’s named executive officers are targeted at the 50th percentile of the market data defined above. The Compensation Committee periodically reviews compensation data from outside consultants, and available survey information in determining comparable salary rates. In addition, the Compensation Committee takes into consideration recommendations from the Chief Executive Officer and each named executive officer’s performance during the prior year in adjusting base salary levels. Overall, base salary levels for the executive officers are at or below the market median.
     Ms. Skotak was promoted to Chief Administrative Officer in October 2007. The Company reviewed her revised role and benchmarked her new position against market practice. Her salary was increased from $275,000 to $325,000, effective November 1, 2007, and is positioned similarly to the overall executive base salaries relative to the market. Besides Ms. Skotak, no other salary increases were made to the named executive officers during 2007. Mr. Trenary was hired as Chief Financial Officer in 2007 and his salary was the same as the former CFO (Mr. Marchiando).
Short-Term Incentives
     Historically, the Company has provided annual incentives under the Company’s annual bonus plan. In 2007, no award opportunities were provided. Instead, our annual incentive opportunities were provided under the KMIP which are paid based on achievement of key operational and financial objectives during bankruptcy.
Key Management Incentive Plan and other Special Incentive Payments
     In an effort to motivate the executive officers to achieve the Company’s “50-cubed” operational restructuring plan, the Compensation Committee approved the KMIP in August 2006, which provided incentive opportunities from August 2006 to December 2007. The KMIP is a performance-based, midterm bonus plan that rewards participants for the achievement of predetermined performance goals. The determination of awards and interim payments were determined by the Compensation Committee and are based on the progress in achieving the plan’s goals.
     The KMIP, as originally conceived and administered, provided incentive payments focused solely on completing the contemplated 50-cubed Plan and other operational restructuring initiatives on time and at or below budget. The KMIP was intended to ensure that senior management participants (the “Tier I KMIP Participants”) and approximately fifty non-senior management participants (the “Tier II KMIP Participants”), who are primarily responsible for implementing the Company’s operational restructuring objectives, remain highly motivated and dedicated towards achieving the Company’s various restructuring goals.
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
     The Company believes that the achievement of these goals would have permitted the Company to meet its restructuring objectives, enhance its ability to preserve the value of Company assets, and set the groundwork to emerge from bankruptcy as a financially healthy company going forward. The prior year’s Compensation Discussion and Analysis provides a detailed explanation of target award opportunities and payouts for the portion of the KMIP in 2006.
     On May 8, 2007, the Bankruptcy Court entered an order authorizing certain interim payments approved by Dura’s Compensation Committee to the Tier I KMIP Participants (including Messrs. Denton, Harbert, Szczupak, Stephens, and Ms. Skotak) in the aggregate amount of $1,212,970, for accomplishments made during the September 25 to December 31, 2006, and the January 1 to March 31, 2007 timeframes.

     In May 2007, the Company revised the KMIP (the “Revised KMIP”) to take into account the evolving facts and circumstances of the chapter 11 cases, and in particular the development of the 2007 and 2008 operating forecast and five year business plan, including specific incentives for achieving two other goals: (i) meeting certain business-performance criteria; and (ii) expeditiously exiting the bankruptcy proceedings. The terms of the Revised KMIP applicable to the Tier I KMIP Participants are:
The Tier I KMIP Participants were eligible to receive three payments based on the achieving the following milestones:
•	Incentive Payment No. 1: 25% of remaining KMIP bonus payments upon the delivery of the five year Business Plan to the Creditors’ Committee and Second Lien Committee (the “Business Plan Metric Payment”);

•	Incentive Payment No. 2: 25% of remaining KMIP bonus payments upon the filing of a chapter 11 plan of reorganization and disclosure statement with the Bankruptcy Court (the “Plan of Reorganization Metric Payment”); and

•	Final Payment: 50% of remaining KMIP bonus payments upon the earlier of: (a) December 31, 2007; and (b) the confirmation of a chapter 11 plan of reorganization, subject to certain trailing 2007 EBITDA targets (the “EBITDA Target Payment”).
     On June 1, 2007, the Bankruptcy Court entered an order authorizing the Company to make payments without further notice to the Tier I KMIP Participants with respect to the 50% EBITDA Target Payments upon the earlier of (a) December 31, 2007; and (b) the confirmation of a chapter 11 plan of reorganization subject to certain trailing 2007 EBITDA targets (measured beginning April 1, 2007), pursuant to the Revised KMIP metrics.
     On June 28, 2007, the Bankruptcy Court entered an order authorizing the Debtors to make the Business Plan Metric payment to the Tier I KMIP Participants in the amount of $505,267 (including payments to Messrs. Denton, Szczupak, Harbert, Stephens, and Ms. Skotak).
     On November 1, 2007, the Bankruptcy Court entered an order authorizing the Debtors to make the Plan of Reorganization Metric payment to Tier I KMIP participants in the amount of $513,516 (including payments to Messrs. Denton, Szczupak, Harbert, and Ms. Skotak).
     On December 31, 2007, the EBITDA Target payment was made to the Tier I Participants based on results of EBITDA achievement in the amount of $2,010,534 (including payments to Messrs. Denton, Szczupak, and Ms. Skotak).
     The 2006 KMIP was terminated after the final payout on 12/31/07. In February 2008, the Bankruptcy Court approved the metrics under the 2008 KMIP. The 2008 KMIP covers approximately 110 non-senior management and other key employees and provides a cash incentive opportunity. The incentive opportunity has various milestone operational restructuring events and quarterly financial objectives. The total opportunity for the 2008 KMIP may not exceed $2.6 million. Messrs. Denton, Trenary, Szczupak and Ms. Skotak are not participants in the 2008 KMIP.
     In August 2007, Mr. Stephens received a cash incentive payment under the Atwood Sale Incentive Program. The purpose of this Program was to provide a financial incentive to certain key management employees at our Atwood division to fully support the sale process and pursue the highest and best value for the division. Mr. Stephens was provided with an incentive up to 150% of his salary based on the sale price of the divestiture. A minimum sale price was included as a threshold in the plan. Based on the results of the sale, Mr. Stephens was awarded a cash payout of $259,416, which represented 115% of his salary.
Long-Term Equity Incentives
     The use of long-term equity incentives is designed to promote long-term value for stockholders as well as to increase employee retention and stock ownership. Long-term equity incentives consist of awards granted under the 1998 Stock Incentive Plan (the “Stock Plan”) which is administered by the Compensation Committee. Executives may also increase their equity interest in the Company by participating in the Deferred Income Leadership Stock Purchase Plan. In 2007, no equity awards were made to executives and no bonuses were deferred in the Deferred Income Leadership Stock Purchase Plan (discussed below).
     As part of an effort to motivate the key executives to strengthen the financial health of Dura, the Compensation Committee awarded the named executive officers performance shares under the Stock Plan in 2006. The performance shares will be settled in Class A Common Stock on the last day of the month in which the performance goal is satisfied. The performance goal is the completion of a material improvement in the Company’s consolidated balance sheet, as determined by the Compensation Committee. The performance period began on May 31, 2006, and ends on the earlier of (i) the date that the Compensation Committee determines that the performance goal has been met and (ii) two years from the commencement of the performance period. If the performance goal is not met by May 31, 2008, then no performance shares will be paid to the executive officers. As of May 31, 2008, the performance goal had not been attained by the Company; therefore, no performance shares were earned by any executive officers.
     The Company also provides executives with the opportunity to increase their equity interest in the Company through its Deferred Income Leadership Purchase Plan (the “Deferred Stock Plan”). The Company established the Deferred Stock Plan to provide key employees of Dura with the opportunity to increase their equity interest in the Company, to attract and retain highly qualified key employees, and to align their interests with the interests of shareholders. To achieve these purposes, the plan permits eligible participants to defer and invest all or part of their Annual Bonus Plan award in restricted stock units equivalent to shares of Class A Common Stock of the Company. The number of restricted stock units credited to a participant’s account is equal to the amount deferred divided by the fair market value of a share of Company common stock on the date on which the bonus otherwise would have been paid. The Company provides participants with additional credits to their accounts equal to one-third of the participant’s deferred shares. The restricted stock units based on the participant’s bonus deferrals are 100% vested at all times. The restricted stock units attributable to Company contributions become 100% vested on the first day of the third plan year following the date such restricted stock units are credited to the participant’s account. Restricted stock units are distributed in a lump sum or in installment payments, in the form of a stock certificate, on the date elected by the participant. No amounts were credited to the Deferred Stock Plan in 2007 on behalf of the named executive officers.
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
Executive Retirement Benefits
     The Dura Automotive Systems, Inc. 2003 Supplemental Executive Retirement Plan (the “SERP”) is a non-qualified deferred compensation plan that supplements retirement income benefits provided to named executive officers under the Company’s qualified retirement plans. The SERP is part of Dura’s competitive executive compensation program and serves to attract and retain top-performing talent. The SERP provides annual benefits of up to 26.25% of the participant’s final average annual compensation. As of December 31, 2007, only Messrs. Denton and Knappenberger were vested under the terms of the SERP. However, the Company has since rejected Mr. Knappenberger’s SERP benefit, effective upon emergence from bankruptcy. Accordingly, the value of his vested SERP benefit becomes a general unsecured claim under chapter 11.
     Ms. Skotak has also accrued benefits under the Dura Master Pension Plan (the “Master Plan”). Her benefit is determined under the rules of the Master Plan that apply to participants in the former Dura Cash Balance Retirement Plan for Salaried Employees. No benefit service credits have been made to her account since December 31, 1999. Interest credits are added to her account annually.
     Dura maintains the Dura Automotive Systems Safe Harbor Plan (the “401(k) Plan”) under which all salaried employees, including the named executive officers, may make 401(k) salary deferral contributions. Under this plan, Dura makes a matching contribution of 100% on the first 3% of compensation that a participant elects to defer, and 50% on the next 2% of compensation deferred. Participants are fully vested in their matching contributions.
     Dura also maintains the Dura Automotive Systems, Inc. Non-qualified Plan. This plan is an unfunded, non-qualified deferred compensation plan that allows eligible participants to defer up to 80% of their compensation and 100% of their annual bonus into the plan. Earnings are credited on each participant’s account based on investment vehicles similar to those offered under the Dura Automotive Systems Safe Harbor Plan. The Company does not make any contributions to this plan. None of the named executive officers deferred compensation into this plan during 2007, and with the distribution to Mr. Knappenberger shown in the Non-qualified Deferred Compensation table, none of the named executive officers have balances remaining.
Executive Perquisites
     The Company provides a limited amount of perquisites to its named executive officers through the Dura Executive Flexible Perquisite Program (the “Flexible Perk Program”). The Flexible Perk Program is designed to provide designated individuals the opportunity to use a perquisite allowance for personal benefits which have the most value to the executive. Executive officers receive an annual allowance under the Flexible Perk Program which may be used for, among other things, Company automobile, life insurance, tuition reimbursement, financial and tax planning, health club, and executive physicals. The amount of the allowance is based on the executive’s position and ranges from $22,000 to $44,000. Unused amounts are not carried over to future years, but 50% of any unused amount is distributed to the executive and used to pay federal income taxes on the allowance.
Severance and Change in Control Benefits
     The Company provides certain of its named executive officers with severance benefits in the event of termination of employment or a change in control of the Company. Messrs. Denton’s, Harbert’s, Knappenberger’s, Szczupak’s, Trenary’s, and Ms. Skotak’s severance benefits, which are set forth in their respective employment or Change of Control Agreement, if any, are described in more detail in the Other Potential Post-Employment Payments section.
     The Company maintains Change in Control Agreements with Mr. Denton and Ms. Skotak that are intended to provide for continuity of management in the event of a Change in Control of the Company, as well as to provide externally competitive compensation programs to the Company’s named executive officers. The agreements provide for protection in the form of severance and other benefits to such executives in the event of termination of employment within six months preceding (in contemplation of a Change in Control) or two years following a Change in Control: (a) by Dura for a reason other than “Cause,” disability, or death, or (b) by the executive, after a reduction in compensation or a mandatory relocation or after the executive determines in good faith that his or her ability to carry out his or her responsibilities has been substantially impaired. Messrs. Denton’s, Harbert’s, Knappenberger’s, Szczupak’s, and Trenary’s change of control protections terminated when their employment terminated. For more details concerning such terminations, see the footnotes to the Summary Compensation Table.
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
Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with Dura management. Based on such review and discussion, the Compensation Committee recommended to the Board of the Directors that the Compensation Discussion and Analysis be included in Dura’s 2007 Annual Report on Form 10-K.
Compensation Committee
Steven J. Gilbert, Chairman
Andrew (Andy) B. Mitchell
Fred Bentley

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee who served during fiscal 2007 is or was formerly an officer or an employee of the Company. There were no Compensation Committee interlocks during fiscal 2007
Summary Compensation Table
     The following Summary Compensation Table shows the compensation of the Company’s Chief Executive Officer and each of the other executive officers named in this section (the “named executive officers”) for the fiscal year ended December 31, 2007:
SUMMARY COMPENSATION TABLE

							Non-qualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary(1)	Bonus(2)	Awards(3)	Awards(4)	Compensation(5)	Earnings(6)	Compensation(7)	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Lawrence A. Denton (8) Chairman, President and Chief Executive Officer	2007	$800,000	$—	$—	$—	$2,369,847	$218,177	$53,000	$3,441,024
	2006	$800,000	$—	$—	$—	$307,192	$152,360	$53,218	$1,312,770

David T. Szczupak (9) Vice President, Chief Operating Officer	2007	$500,000	$—	$—	$—	$1,018,874	$0	$38,264	$1,557,137

Theresa L. Skotak Vice President, Chief Administrative Officer	2007	$283,333	$—	$—	$—	$471,675	$14,087	$24,898	$793,993
	2006	$275,000	$—	$—	$—	$59,135	$12,968	$16,689	$363,792

C. Timothy Trenary(10) Vice President, Chief Financial Officer	2007	$109,375	$—	$—	$—	$120,715	$0	$13,288	$243,378

David L. Harbert(11) Former Vice President, Chief Financial Officer	2007	$408,738	$125,000	$—	$—	$—	$0	$30,062	$563,800
	2006	$31,569	$—	$—	$—	$—	$—	$—	$31,569

Tim Stephens(12) Former Vice President, President Atwood Division	2007	$146,682	$—	$—	$—	$396,115	$0	$9,000	$551,797

John J. Knappenberger(13) Former Vice President	2007	$235,988	$—	$—	$—	$—	$0	$196,815	$432,804
	2006	$281,885	$—	$—	$—	$—	$34,045	$34,063	$349,993

(1)	Messrs Denton, Szczupak, Stephens, Knappenberger, and Ms. Skotak contributed a portion of their salary to the Company’s 401(k) savings plan.

(2)	Amount for Mr. Harbert represents his payments in the KMIP, which were discretionary incentive payments.

(3)	The Company did not recognize any expenses pursuant to FAS 123(R) for stock awards in 2006 or 2007.

(4)	The Company did not recognize any expenses pursuant to FAS 123(R) for stock option awards in 2006 and 2007.

(5)	No opportunities were provided under the annual bonus plan in 2007. The amounts disclosed in this column represent payments made in 2006 and 2007 under the Company’s KMIP to executive officers who participated in the KMIP. Mr. Knappenberger did not participate in the plan. Amount for Mr. Stephens in 2007 also includes $259,416 representing an incentive payout for successful divestiture of the Atwood Division.

(6)	This column reflects the increase in actuarial pension value for each executive officer participating under the SERP. Mr. Denton’s change in pension value reported for 2006 has been updated from last year’s disclosure to include bonus payouts under the KMIP that were paid during 2006 and resulted in a change in his final average earnings for his SERP benefit as of 2006. With respect to Ms. Skotak, this column also reflects interest credits added to Ms. Skotak’s cash balance account under the Master Plan. The value of Mr. Knappenberger’s SERP benefit decreased by $15,377 during 2007; in addition, Mr. Knappenberger’s SERP was subsequently rejected by the Company, effective on emergence from bankruptcy. Mr. Knappenberger also had an account in the Dura Automotive Systems, Inc. Non-qualified Plan that was cashed out at his termination of employment; he did not receive above-market interest credits to his account during 2007. Mr. Stephens had participated in the SERP but was not vested in his benefit at the time of the sale of the Atwood division, and thus forfeited his accrued benefit.

(7)	For 2007, represents the incremental cost to the Company of providing all other compensation to its named executive officers including a Company car, golf club membership, health club membership, financial planning, a physical examination, and life insurance premiums. Includes life insurance premiums of $19,452, $2,020, $4,350, and $10,600 for Messrs. Denton, Trenary, Szczupak, and Knappenberger, respectively. Includes tax reimbursements of $6,103 for Ms. Skotak, $2,101 for Mr. Trenary, and $2,550 for Mr. Knappenberger under the Flexible Perks Program. This column includes matching contributions under the Company’s 401(k) plan for Messrs. Denton, Szczupak, Stephens, Knappenberger, and Ms. Skotak. This column also includes $9,000 cash payment to Mr. Trenary for forgone compensation at his prior employer and the following severance related payments: Mr. Harbert of $20,062 for unused vacation and $10,000 per diem; and Mr. Knappenberger of $43,365 for unused vacation and $125,000 cash severance.

(8)	Mr. Denton terminated his employment as Chairman, President, and CEO of the Company on July 16, 2008. Mr. Denton will serve as a consultant to the Company until December 31, 2008. Pay during this transition and period thereafter is contained in the Form 8-K filed July 17, 2008.

(9)	Mr. Szczupak volutarily terminated employment with the Company on July 3, 2008.

(10)	Mr. Trenary’s employment with the Company commenced on September 17, 2007 and he voluntarily terminated employment on June 20, 2008.

(11)	Mr. Harbert’s employment with the Company commenced in December 9, 2006. He was appointed Chief Financial Officer on December 20, 2006. He voluntarily terminated employment with the Company in September 2007.

(12)	Mr. Stephens terminated employment with the Company when the Atwood division was divested in August 2007.

(13)	Mr. Knappenberger voluntarily terminated employment with the Company on November 1, 2007.
Grants of Plan-Based Awards Table
The Grants of Plan-Based Awards Table contains information for each named executive officer with respect to estimated possible payouts under equity and non-equity incentive plan awards made in 2007. The Company did not grant any stock options or stock awards to the named executive officers in 2007.
GRANTS OF PLAN-BASED AWARDS IN 2007

		Estimated Future Payouts Under			Estimated Future Payouts			All Other	All Other	Exercise of Base	Grant Date Fair
		Non-Equity Incentive Plan			Under Equity Incentive Plan			Stock	Option	Price of Option	Value of Stock and
		Awards(1)			Awards(2)			Awards	Awards	Awards	Option
No. of Securities
								No. of Shares or	Underlying Options
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units (2)	(2)
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	$/Sh(2)	($) (2)
(a)	(b)	(c)	(d)	(g)	(g)	(h)	(e)	(f)	(g)	(h)	(i)
Lawrence A. Denton KMIP		$ —	$—	$—	—	—	—	—	—	$ —	$ —

David T. Szczupak KMIP		$ —	$—	$—	—	—	—	—	—	$ —	$ —

Theresa L. Skotak KMIP		$ —	$—	$—	—	—	—	—	—	$ —	$ —

C. Timothy Trenary KMIP	9/17/2007	$ —	$675,000	$675,000	—	—	—	—	—	$ —	$ —

David L. Harbert(3) KMIP		$ —	$—	$—	—	—	—	—	—	$ —	$ —

Tim Stephens KMIP		$ —	$—	$—	—	—	—	—	—	$ —	$ —

Atwood Sale Incentive Program(4)	8/9/2007	$ —	$—	$337,500

John J. Knappenberger(5) KMIP		$ —	$—	$—	—	—	—	—	—	$ —	$ —

(1)	Amounts represent potential cash payouts under the Company’s Key Management Incentive Plan or the Atwood Sales Incentives Program. The actual payout amounts in 2007 for the Key Management Incentive Plan are reflected in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table.

(2)	No equity grants were made in 2007.

(3)	Mr. Harbert’s KMIP opportunity was discretionary.

(4)	Incentive program for successful divestiture of Atwood division.

(5)	Mr. Knappenberger did not participate in the KMIP.
Narrative to the Summary Compensation Table and the Grants of Plan-Based Awards Table
The following is a description of the Summary Compensation Table and the Grants of Plan-Based Awards Table. The narrative is intended to provide material factors necessary to understand the information disclosed in these tables.
Employment Agreements
Lawrence A. Denton. The Board of Directors appointed Mr. Denton as President and Chief Executive Officer effective as of January 15, 2003. Pursuant to the terms and conditions of Mr. Denton’s offer letter, Dura agreed to pay to Mr. Denton an annual base salary of $700,000 and perquisites of up to $40,000 per year. The Compensation Committee subsequently approved an increase in Mr. Denton’s base salary and perquisites to $800,000 and $44,000, respectively, in January 2005. As part of the Company’s Flexible Perk Program, Mr. Denton received life insurance, golf club membership, financial planning, a physical examination, and use of a Company car in 2007. Mr. Denton also participates in the Annual Bonus Plan, the KMIP, the Stock Plan, the Deferred Stock Plan, the 401(k) Plan, and the SERP. In addition, Dura agreed to develop a plan to grant Mr. Denton 100,000 shares of restricted stock to vest on his fifth anniversary with Dura. Vesting was to depend on a set of performance factors to be developed by the Compensation Committee and Mr. Denton. Such shares were never awarded to Mr. Denton. In May 2008, Mr. Denton’s offer letter, which was approved by the Bankruptcy Court, was revised to replace the 100,000 share restricted stock grant with a company sale incentive. Under this incentive plan, Mr. Denton receives an amount equal to $500,000 if the total enterprise value from the sale of the Company is less than $495 million and occurs prior to 18 months after the effective date of the Plan of Reorganization or an increasing amount if the enterprise value exceeds $495 million. The incentive payment amount is capped at $2 million provided a sale amount greater than $895 million. If the total enterprise value is less than $495 million and the sale occurs after 18 months from the effective date of the Plan of Reorganization, no incentive will be paid. Sale of the company is defined as one or more sales occurring by Company to dispose of 50% or more of the Company’s outstanding stock or gross assets. Mr. Denton terminated his employment as Chairman, President, and CEO of the Company on July 16, 2008. Mr. Denton will serve as a consultant to the Company until December 31, 2008. Pay during this transition period and thereafter is contained in the Form 8-K filed July 17, 2008.
David T. Szczupak. The Board of Directors appointed Mr. Szczupak as Vice President, and Chief Operating Officer effective as of December 8, 2006. Pursuant to the terms and conditions of Mr. Szczupak’s Employment Agreement, which was approved by the Bankruptcy Court, Dura agreed to pay to Mr. Szczupak an annual base salary of $500,000, and perquisites of up to $33,000 per year. As part of the Company’s Flexible Perk Program, Mr. Szczupak received life insurance, golf club membership, health club membership, financial planning, use of a Company car, and tax reimbursements in 2007. Mr. Szczupak also participates in the Annual Bonus Plan, the KMIP, and the 401(k) Plan. Pursuant to the Employment Agreement, Mr. Szczupak is employed as Dura’s Chief Operating Officer for a period of three calendar years. He is entitled to receive a one-time signing bonus in the gross amount of $200,000 payable in two equal installments. The first installment was paid on the effective date of the Employment Agreement (December 8, 2006) and the second installment was paid on May 15, 2008. Amounts payable to Mr. Szczupak upon his termination of employment are described under the heading “Other Potential Post-Employment Payments.” Mr. Szczupak agreed not to disclose any of Dura’s confidential information or trade secrets and further agreed not to solicit any Dura employee to leave Dura employment for a period of one year after his termination of employment. Mr. Szczupak voluntarily terminated employment with the Company on July 3, 2008.
David L. Harbert. The Board of Directors appointed Mr. Harbert as Vice President, and Chief Financial Officer effective as of December 20, 2006. Mr. Harbert is a Partner in Tatum, LLC (“Tatum”). As a Partner of Tatum, Mr. Harbert shares with Tatum a portion of his economic interest in any stock options or equity bonus that the Company may, in its discretion, grant to him. Pursuant to the terms and conditions of Mr. Harbert’s employment agreement, which was approved by the Bankruptcy Court, Dura paid Mr. Harbert an annual base salary of $518,400. Mr. Harbert’s salary may be increased from time to time by the Company in its discretion. Mr. Harbert was also eligible to participate in the KMIP. Mr. Harbert’s award payout under the KMIP was discretionary and was determined by the Chief Executive Officer, subject to the approval of the Compensation Committee. The Company reimbursed Mr. Harbert for reasonable travel and out-of-pocket business expenses and also provided him with a stipend of $50 per day. Mr. Harbert was also eligible to participate in Dura’s 401(k) Plan. Mr. Harbert’s employment with the Company terminated in September 2007.
C. Timothy Trenary. The Board of Directors appointed Mr. Trenary as Vice President and Chief Financial Officer effective September 16, 2007. Pursuant to the terms of Mr. Trenary’s offer letter, Dura agreed to pay Mr. Trenary an annual base salary of $375,000 and perquisites of up to $22,000 per year. As part of the Company’s Flexible Perk Program, he received life insurance, health club membership, and tax reimbursements in 2007. Mr. Trenary also participated in the Annual Bonus Plan, the KMIP, and the 401(k) Plan. Mr. Trenary voluntarily terminated employment with the Company on June 20, 2008.
Theresa L. Skotak. During 2007, the Company did not maintain an employment agreement with Ms. Skotak, other than the Change in Control Agreement, described below under the heading “Other Potential Post-Employment Payments.” On August 29, 2008, Ms. Skotak entered into an employment agreement with the Company. The details of the employment contract are contained in the Form 8-K filed on that date.
Timothy D. Leuliette. On July 16, 2008, the Board appointed Mr. Leulitte as President and Chief Executive Officer. On August 29, 2008, Mr. Leuliette entered into an employment agreement with the Company. The details of the employment contract are contained in the Form 8-K filed on that date.
Outstanding Equity Awards at Fiscal Year-End
The Outstanding Equity Awards at Fiscal Year-End Table discloses information for each named executive officer relating to outstanding equity awards at the end of the 2007 fiscal year. Except for the named executive officers listed below, none of the named executive officers had any outstanding equity awards at the end of the 2007 fiscal year.
OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

	Option Awards (1)				Stock Awards
							Equity Incentive	Equity Incentive
	Number of	Number of					Plan Awards:	Plan Awards:
	Securities	Securities					Number of Unearned	Market or Payout
	Underlying	Underlying			Number of Shares	Market Value of	Shares, Units,	Value of Unearned
	Unexercised	Unexercised			or Units of Stock	Shares or Units	or Other Rights	Shares, Units, or
	Options	Options	Option	Option	That Have Not	of Stock That	That Have Not	Other Rights that
	Exercisable	Unexercisable	Exercise Price	Expiration	Vested(2)	Have Not Vested	Vested(3)	Have Not Vested
Name	(#)	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Lawrence A. Denton	250,000 180,000 250,000	0 0 0	$ 7.02 $ 9.52 $ 3.70	2/20/2013 5/19/2014 5/18/2015	1,834	$37	500,000	$10,000
Theresa L. Skotak	3,750 4,000 20,000 25,000 80,000	0 0 0 0 0	$ 7.50 $ 9.15 $13.50 $ 7.02 $ 9.52	1/22/2011 12/13/2011 8/1/2012 2/20/2013 5/19/2014	302	$6	200,000	$4,000

(1)	All options were fully vested as of October 26, 2005, by action of the Compensation Committee. As of the Effective Date, all of our previously outstanding shares of Class A common stock were cancelled for no consideration pursuant to the terms of the Confirmed Plan.

(2)	This column represents outstanding restricted stock units credited by the Company pursuant to the Deferred Stock Plan. The remaining restricted stock units vested on January 1, 2008.

(3)	This column represents outstanding performance shares as of December 31, 2007, payable in common stock, that vest upon the achievement of a predetermined performance goal. The performance period began on May 31, 2006, and ends on the earlier of the date that the Compensation Committee determines that the performance goal has been met and 2 years from the commencement of the performance period. As of May 31, 2008, the performance criteria were not met and the shares were forfeited.

Option Exercises and Stock Vested Table
     The Option Exercises and Stock Vested Table contain information relating to stock awards that have vested for the named executive officers during 2007. No named executive officers exercised options in 2007. Except for the named executive officers listed below, none of the named executive officers exercised any option awards or had any stock, including restricted stock, restricted stock units and similar instruments, vest during the 2007 fiscal year.
2007 OPTION EXERCISES AND STOCK VESTED

	Stock Awards
	Number of Shares
	Acquired on
	Vesting(1)	Value Realized on Vesting(2)
Name	(#)	($)
(a)	(b)	(c)
Lawrence A. Denton	3,537	$1,733
Theresa L. Skotak	603	$295

(1)	This column shows the number of restricted stock units that became vested on January 1, 2007, under the Deferred Stock Plan.

(2)	The “Value Realized on Vesting” represents the number of restricted stock units that vested on January 1, 2007 multiplied by the closing price of Dura common stock ($0.49) on the date of vesting.
Pension Benefits Table
     The Pension Benefits Table describes the estimated actuarial present value of accrued pension benefits as of September 30, 2007. Dura provides defined benefits under the SERP to eligible named executive officers. In addition to participating in the SERP, Ms. Skotak has an accrued benefit under the Dura Master Pension Plan. Except for the named executive officers listed below, none of the named executive officers participate in any Company pension plan.
2007 PENSION BENEFITS

		Number of Years of	Present Value of	Payments During Last
		Credited Service	Accumulated Benefit(1)	Fiscal Year
Name	Plan Name	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
Lawrence A. Denton(2)	2003 Supplemental Executive Retirement Plan	9.5	$662,234	$0
Theresa L. Skotak	2003 Supplemental Executive Retirement Plan	10.5	$125,588	$0
	DURA Master Pension Plan	2.8	$13,241	$0
John J. Knappenberger(3)	2003 Supplemental Executive Retirement Plan	11.8	$271,304	$0

(1)	The assumptions used to calculate the present reference. value of each executive’s accumulated benefit are discussed in Item 8, Note 9. Employee Benefit Plans to the Consolidated Financial Statements included in this Form 10-K, which is incorporated herein by

(2)	Pursuant to the purposes of benefit terms of Mr. calculations and Denton’s offervesting under the letter and a SERP. separate letter agreement, Mr. Denton’s service is multiplied by two for

(3)	Mr. Knappenberger’s SERP benefit was subsequently rejected by Dura, effective upon emergence from bankruptcy resulting in the value of his benefit becoming a general unsecured claim.
SERP
     The SERP provides executives with defined benefit payments upon early or normal retirement. In order to be eligible for participation in the SERP, an executive must be recommended by the Chief Executive Officer and shall become a participant on the first day of the month following the date on which he or she is designated by the Compensation Committee as eligible to participate in the plan. Mr. Denton, Ms. Skotak and Mr. Knappenberger have earned benefits in the SERP as of December 31, 2007.
     Payments under the SERP, as of end of the Company’s most recent fiscal year, were subject to Bankruptcy Court approval. As part of its Plan of Reorganization, the Company rejected the SERP (effective as of emergence) except for Mr. Denton’s and Ms. Skotak’s benefits thereunder. Accordingly, the value of any vested benefits under the SERP, including Mr. Knappenberger’s, become a general, unsecured claim against the Company.
In order to be eligible for normal retirement benefits, a named executive officer must terminate employment on or after age 65. None of the named executive officers are eligible for normal retirement benefits as of December 31, 2007. The normal retirement benefit is paid in the form of a single life annuity with 10 years of payments guaranteed and the monthly benefit is calculated as:
0.75% × Final Average Compensation × Years of Service (up to 35)
Final average compensation is the monthly average of a named executive officer’s compensation for the three calendar years of employment, selected from the last five calendar years of employment, which produce the highest average. “Compensation” means a named executive officer’s salary and wages earned by the named executive officer for services rendered to the Company, including base pay and bonus. Bonuses include payments made under the KMIP program and are included as pensionable earnings in the year that they are earned. Compensation also includes any amount that is deferred by the named executive officer under a salary reduction agreement and is not includible in the gross income of the named executive officer under Internal Revenue Code Sections 125, 402(e) (3), or 402(h) (1) (B), and shall further include bonus payments deferred by the named executive officer into the Deferred Stock Plan or any other deferral of income into a non-qualified deferred compensation plan established by the Company or an affiliate.
In order to be eligible for early retirement benefits, a named executive officer must terminate employment after age 55 and have completed five or more years of service. As of December 31, 2007, Messrs. Denton and Knappenberger were eligible for early retirement benefits. The early retirement benefit is paid in the form of a single life annuity and the monthly benefit is calculated as:
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
If a participant becomes disabled during the period of active employment, the benefit becomes vested immediately. If the executive elects to commence prior to his or her normal retirement date, then benefits are reduced by 5/12ths of 1% for each month retirement precedes age 62, and by payments received under a Company-sponsored long-term disability plan. Further, the benefit is calculated assuming that the participant earns future compensation at the same rate as in effect immediately before the disability occurred. If a participant dies during the period of active employment, even if the participant is not vested, his or her surviving spouse is entitled to a monthly life annuity beginning at the date of death. The amount of the annuity is 50% of the benefit that would have been payable to the participant at the later of death or when the participant would have first become eligible for early retirement had he or she survived, but the benefit is calculated based on actual service and pay history at the date of death.
The Company has agreed that the service of the Chief Executive Officer be multiplied by two for purposes of calculating benefits under the SERP. This applied to the Company’s former and current Chief Executive Officer. The Company has also agreed that the service of the current Chief Executive Officer be multiplied by two for purposes of vesting in the SERP benefit.
Master Plan
Of the named executive officers, only Ms. Skotak participates in this plan. Her benefit under the Master Plan is determined under the cash balance formula for former participants in the Dura Cash Balance Retirement Plan for Salaried Employees. This plan was “frozen” on December 31, 1999. Prior to January 1, 2000, the Company made an annual cash balance benefit accrual addition of 5%

of compensation for the year plus an annual interest credit. Currently, only the annual interest credit is being added to her account. Upon termination of employment, Ms. Skotak may elect to receive her cash balance account in a single sum payment.
Non-qualified Deferred Compensation Table
The Non-qualified Deferred Compensation Table contains information pertaining to the executives’ contributions to the Dura Non-qualified Plan, the earnings accrued under the plan for the past year, and the account balances as of December 31, 2007. Mr. Knappenberger is the only named executive officer who had participated in the Plan.
2007 NON-QUALIFIED DEFERRED COMPENSATION

Aggregate
	Executive Contributions	Registrant Contributions	Aggregate Earnings	Withdrawals/	Aggregate Balance
	in Last FY	in Last FY	in Last FY(1)	Distributions	at Last FYE
Name	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)
John J. Knappenberger	$0	$0	$16,647	$207,990	$0

(1)	Mr. Knappenberger’s aggregate earnings under the Non-qualified Plan during 2007 were $16,647. No amounts of Mr. Knappenberger’s aggregate earnings in 2007 are reported as compensation in the “Change in Pension Value and Non-qualified Deferred Compensation Earnings” column of the Summary Compensation Table, as the earnings are not “above market”.
The Dura Automotive Systems, Inc. Non-qualified Plan (the “plan”) allows a participant, designated by the Employee Benefits Committee of the Company, to elect to defer a portion of his or her compensation from the Company until such participant ceases to be an employee or is no longer eligible to participate in the Plan. Each participant may elect to defer up to 80% of compensation, 100% of any annual bonus, and 100% of any pension plan make-up contribution. A deferral election for any year must be made no later than December 31 of the preceding year. The Company shall, from time to time in its sole discretion, select one or more investment vehicles to be made available as the measuring standard for crediting earnings or losses to each participant’s plan account. Amounts credited to an individual’s account are paid once the participant ceases to be an employee of the Company. All amounts will be distributed in cash in either a single lump sum or in annual installments over a period of three years, as specified by the participant. The Company does not make any contributions to this plan. Although this plan is unfunded for tax purposes, accounts are held in a rabbi trust with an independent trustee. Amounts held in the rabbi trust are subject to the claims of the Company’s creditors. Thus, distributions from this plan are subject to Bankruptcy Court approval. Mr. Knappenberger’s account was paid out in conjunction with his termination of employment.
Other Potential Post-Employment Payments
The following section describes the payments and benefits that would be provided to named executive officers at, following, or in connection with any termination of employment, including resignation, involuntary termination, retirement, death, disability, or a Change in Control of the Company. The tables on the following pages reflect payments and benefits that may be made to the named executive officers, which are generally not available to all salaried employees, in connection with each of these circumstances. The amounts shown in the tables assume that such termination occurs on December 31, 2007, and, thus, only include amounts earned through such time. The assumptions and methodologies that were used to calculate the amounts shown in the tables below are described at the end of this section. However, the actual amounts that would be paid out under each circumstance can only be determined at the actual time of termination of employment. Any such payments would have been subject to Bankruptcy Court approval. Potential payments for Messrs. Harbert, Stephens, and Knappenberger are not shown in this section since their employment terminated in 2007 before the fiscal year end. Payments made to Messrs. Harbert, Stephens, and Knappenberger in connection with their separation of service are included in the All Other Compensation column of the Summary Compensation Table.
In addition to the payments and benefits described below, Mr. Denton would have been eligible for an early retirement benefit from the SERP. The SERP is described above under “Pension Benefits Table”.

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
Payments Made Upon Involuntary Termination Without Cause
If Mr. Denton’s employment had been involuntarily terminated for reasons other than “Cause” as of December 31, 2007, then the Company would have provided him with the following payments and benefits:
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
Payments Made Upon Death or Disability
In the event Mr. Denton’s employment was terminated due to death or disability, the Company would have provided him with the following payments and benefits:
•	Immediate vesting of all unvested restricted stock units under the Deferred Stock Plan;

•	Settlement of performance shares, in common stock, equal to the number of performance shares that would have been issued to Mr. Denton at the end of the performance period multiplied by the prorated amount of time he was employed by the Company during the performance period. Such prorated payment would be made only if the performance goal is satisfied on or before the end of the performance period;

•	Extension of stock option exercise period for 12 months following Mr. Denton’s termination; and

•	Benefits under the SERP as described in the narrative accompanying the 2007 Pension Benefits table above.
Payments Made Upon a Change in Control
The Company maintains a Change of Control Agreement that covers Mr. Denton in the event of a Change in Control of the Company. As set forth in this agreement, if Mr. Denton’s employment is involuntarily terminated without “Cause” or voluntarily terminated under “Certain Circumstances,” as defined in the Change of Control Agreement, within 6 months preceding or 24 months following a Change in Control of the Company, then the Company would have provided him with the following payments and benefits:
•	Lump sum cash payment of severance equal to three times the sum of Mr. Denton’s base salary plus his “Average Annual Incentive Compensation;”
•	Lump sum cash payment equal to the Mr. Denton’s “Special Prior Year MICP (Annual Bonus Plan) Payments;”
•	Lump sum payment, within ten days after the termination, equal to the value of the benefit that Mr. Denton would have been entitled to receive under the SERP assuming that Mr. Denton had 20 additional years of service under the SERP (10 years of service multiplied by the factor of two that applies to his service) and without any reduction if the payment is made before age 65;
•	Extension of stock option exercise period for up to 90 days following the date such options would otherwise expire under the terms of the applicable option agreements, if Mr. Denton is unable to exercise options because he is in possession of material non-public information;
•	Continuation of medical and dental benefits for a period of three years following the date of termination; and

•	Gross-up payment on any excise tax arising under Internal Revenue Code Section 280G relating to excess parachute payments.
In addition, Mr. Denton would have been entitled to the following benefits and payments under other agreements:
•	Under the performance share award agreement, if a Change in Control of the Company occurred, the performance objectives are deemed to be satisfied and Mr. Denton would have been entitled to immediate settlement of performance shares, in common stock, equal to the number of outstanding performance shares.
•	Under the Deferred Stock Plan, Mr. Denton’s unvested restricted stock units would have become vested if his employment terminated for any reason within 24 months after a change in control.
•	Under the SERP, following a Change in Control, a participant may voluntarily terminate employment and receive an immediate enhanced benefit equal to the normal retirement benefit reduced by 5/12% for each month by which commencement precedes age 62.
Material Defined Terms
The terms “Cause,” “Certain Circumstances,” “MICP,” “Average Annual Incentive Compensation,” and “Special Prior Year MICP Payments” as used to describe benefits and payments due to Mr. Denton under the Change of Control Agreements are as follows:
•	“Cause” is defined as the: (i) commission of a felony by the executive; (ii) an act or series of acts of dishonesty, disloyalty, or fraud in the course of the executive’s employment which is materially adverse to the best interests of Dura; (iii) after being notified in writing by the Board of Directors of Dura of the failure and having been given at least 15 days in which to cure the failure, the executive continues to unreasonably neglect his duties and responsibilities as an executive of Dura; (iv) substantial and repeated failure to perform duties as reasonably directed by the Board of Directors of Dura after being notified in writing by the Board of Directors of Dura at least seven days in advance of such repeated failure; (v) use of alcohol or drugs which repeatedly interferes with the performance of the executive’s duties; and (vi) intentionally engaging in a competitive activity while the executive remains in the employment of Dura or any of its subsidiaries to the material disadvantage or detriment of the Company.
•	“Certain Circumstances” is defined as: (i) a reduction of executive’s compensation or a mandatory relocation of his place of employment; or (ii) as a result of a Change in Control, a substantial impairment of executive’s ability to carry out his authorities, power, functions, responsibilities, or duties that he had in his position and offices of Dura before the Change in Control.
•	“MICP” is defined as Dura’s Management Incentive Compensation Plan as in effect on the date of the Change of Control Agreement and any earlier or later year and any similar plan in which executive may have participated or that may be implemented in place of the plan from time to time thereafter. The MICP includes the Annual Bonus Plan and KMIP.
•	“Average Annual Incentive Compensation” means the highest of: (i) the average of the dollar amounts of incentive compensation paid or payable to the executive under the MICP for each of the two fiscal years most recently ended before the first Change in Control occurring after execution of the Change of Control Agreement; (ii) the average of the dollar amounts of incentive compensation paid or payable to the executive under the MICP for each of the two fiscal years most recently ended before the date his employment terminates; and (iii) the average dollar amount obtained by adding together the amount of incentive compensation paid or payable to the executive under the MICP for the fiscal year most recently ended before the date his employment terminates and the executive’s target annual incentive compensation and dividing the sum so obtained by two.
•	“Special Prior Year MICP Payments” means an amount equal to the same amount or amounts that Dura would have paid to the executive as incentive compensation (including payments under the Annual Bonus Plan) with respect to that fiscal year at the regular payment date if the executive’s employment had continued through the regular payment date.
For purposes of the Change in Control Agreement, “Change in Control” shall be deemed to have occurred if any of the following occurrences take place: (i) any person, alone or together with any of its affiliates, becomes the beneficial owner of 15% or more (but less than 50%) of the outstanding common stock; (ii) any person, alone or together with any of its affiliates, becomes the beneficial owner of 50% or more of outstanding common stock; (iii) any person commences or publicly announces an intention to commence a tender offer or exchange offer, the consummation of which would result in the person becoming the beneficial owner of 15% or more of Dura’s outstanding common stock; (iv) at any time during any period of 24 consecutive months, individuals who were directors at the beginning of the 24-month period no longer constitute a majority of the members of the Board of Directors, unless the election, or

133

the nomination for election by Dura’s stockholders, of each director who was not a director at the beginning of the period is approved by at least a majority of the directors who are in office at the time of the election or nomination and were directors at the beginning of the period; (v) a record date is established for determining stockholders entitled to vote upon a merger or consolidation of Dura with another corporation in which those persons who are stockholders of Dura immediately before the merger or consolidation are to receive or retain less than 50% of the stock of the surviving or continuing operation, a sale or other disposition of all or substantially all of the assets of Dura, taken as a whole, or the dissolution of Dura or (vi) Dura is merged or consolidated with another corporation and those persons who were stockholders of Dura immediately before the merger or consolidation receive or retain less than 50% of the stock of the surviving or continuing corporation, there occurs a sale transfer or other disposition of all or substantially all the assets of Dura or Dura is dissolved.
The Stock Plan, the SERP and the Deferred Stock Plan each contain a different definition of “Change in Control” which, in each case, require a significant change in the ownership of Dura.
On May 8, 2008, an amendment to Mr. Denton’s Change of Control Agreement was approved by the Bankruptcy Court. The following summarizes the changes to his original June 2004 agreement:
•	An excise tax gross up payment is provided if the total parachute payments exceed the IRC Section 280G safe harbor amount by $100,000. Otherwise, Mr. Denton’s severance payments are reduced so that the aggregate parachute payments do not exceed the safe harbor.

•	A plan of reorganization (“POR”) or events related to the POR do not constitute a change in control.

•	Overall cap in total change in control related payments of $5.7 million.
The potential post-employment table below does not reflect these amendments to Mr. Denton’s Change of Control Agreement since these were made after December 31, 2007.
Approximation of Other Potential Post-Employment Payments
The following table illustrates the potential payments and benefits that would have been received by Mr. Denton upon a termination of employment or a Change in Control of the Company occurring as of December 31, 2007. Such payments as of that date would have been subject to Bankruptcy Court approval.

Other Potential Post-Employment Payments for Mr. Denton

						Change in Control
							Involuntary
							Termination
							Without
		Resignation					Cause or
		or					Voluntary
	Involuntary	Involuntary					Termination
	Termination	Termination					Under
	Without	With				Change in	Certain
	Cause	Cause	Retirement	Death	Disability	Control Only	Circumstances
Type of Payments and Benefits	($)	($)	($)	($)	($)	($)	($)

Cash Compensation
Cash Severance	$1,600,000	$0	$0	$0	$0	$0	$4,060,788
Long-Term Incentives
Restricted Stock Units-Unvested Awards	$0	$0	$0	$37	$37	$0	$37
Performance Shares-Unvested Awards	$0	$0	$0	$7,917	$7,917	$10,000	$10,000
Retirement Benefits
SERP(1)	$402,246	$0	$0	$0	$565,706	$402,246	$4,364,775
Benefits
Continuation of Health & Welfare Benefits	$6,419	$0	$0	$0	$0	$0	$9,629
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$3,531,084

Total	$2,008,665	$0	$0	$7,953	$573,659	$412,246	$11,976,313

(1)	Amounts in addition to those that would be received in the event of voluntary termination of employment (absent a change of control).
Material Conditions to Receipt of Post-Employment Payments
The receipt of payments and benefits upon a Change in Control of the Company may be conditioned on Mr. Denton’s compliance with a waiver and release covenant.
Ms. Skotak’s Other Potential Post-Employment Payments
The Company has entered into an agreement with Ms. Skotak that provide for payments at, following, or in connection with a Change in Control of the Company. The Company does not maintain any agreement with Ms. Skotak with respect to voluntary or involuntary termination of employment. The material terms and conditions relating to such payments and benefits are set forth below.
Payments Made Upon Death or Disability
In the event that Ms. Skotak’s employment had been terminated due to death or disability as of December 31, 2007, the Company would have provided her with the following payments and benefits:
•	Immediate vesting of all unvested restricted stock units under the Deferred Stock Plan;

•	Settlement of performance shares, in common stock, equal to the number of performance shares that would have been issued to the executive at the end of the performance period multiplied by the prorated amount of time the executive was employed by the Company during the performance period. Such prorated payments would be made only if the performance goal is satisfied on or before the end of the performance period;

•	Extension of stock option exercise period for 12 months following the executive’s termination; and

•	Benefits under the SERP as described in the narrative accompanying the 2007 Pension Benefits table above.

Payments Made Upon a Change in Control
The Company maintains a Change of Control Agreement that covers Ms. Skotak in the event of a Change in Control of the Company. As set forth in these agreements, if Ms. Skotak’s employment had been involuntarily terminated “Without Cause” or voluntarily terminated under “Certain Circumstances,” as defined in the Change of Control Agreement, within 6 months preceding or 24 months following a Change in Control of the Company, then the Company would have provided Ms. Skotak with the following payments and benefits:
•	Lump sum cash payment of severance equal to three times the sum of the executive’s base salary plus her “Average Annual Incentive Compensation;”

•	Lump sum cash payment of severance equal to her “Special Prior Year MICP (Annual Bonus Plan) Payments;”

•	Lump sum payment, within ten days after the termination, equal to the value of the benefit that the executive would have been entitled to receive under the SERP assuming that she had ten additional years of service under the SERP and without any reduction if the payment is made before age 65;

•	Extension of stock option exercise period for up to 90 days following the date such options would otherwise expire under the terms of the applicable option agreement if the executive is unable to exercise options because she is in possession of material non-public information;

•	Continuation of medical and dental benefits for a period of three years following the date of termination; and

•	Gross-up payment on any excise tax arising under Internal Revenue Code Section 280G relating to excess parachute payments.
In addition, Ms. Skotak would have been entitled to the following benefits and payments under other agreements:
•	Under the performance share award agreement, if a Change in Control of the Company occurred, the performance objectives are deemed to be satisfied and she would have been entitled to immediate settlement of performance shares, in common stock, equal to the number of outstanding performance shares.

•	Under the Deferred Stock Plan, her unvested restricted stock units would have become vested if her employment terminated for any reason within 24 months after a Change in Control.

•	Under the SERP, following a Change in Control, a participant is immediately vested even if not then eligible for early retirement, and may voluntarily terminate employment and receive an immediate enhanced benefit equal to the normal retirement benefit reduced by 5/12% for each month by which commencement precedes age 62.
Material Defined Terms
The terms “Cause,” “Certain Circumstances,” “MICP,” “Average Annual Incentive Compensation,” and “Special Prior Year MICP Payments” as used above are defined under Ms. Skotak’s Change of Control Agreement. The definitions of these terms are substantially similar to the definitions of the same terms under Mr. Denton’s Change of Control Agreement.
In May 8, 2008, an amendment to Ms Skotak’s Change of Control Agreement was approved by the Bankruptcy Court. The modifications to her agreement are the same as those described above for Mr. Denton, except that the overall cap in total payments is $1.625 million. The potential post-employment table below does not reflect these amendments to Ms. Skotak’s Change of Control Agreement since these were made after December 31, 2007.

Approximation of Other Potential Post-Employment Payments
The following table illustrates the potential payments and benefits that would have been received by Ms. Skotak upon a termination of employment or a Change in Control of the Company occurring as of December 31, 2007. Such payments as of that date would have been subject to Bankruptcy Court approval.
Other Potential Post-Employment Payments for Ms. Skotak

						Change in Control
							Involuntary
							Termination Without
							Cause or Voluntary
	Involuntary						Termination Under
	Termination for Any					Change in Control	Certain
	Reason	Resignation	Retirement	Death	Disability	Only	Circumstances
Type of Payments and Benefits	($)	($)	($)	($)	($)	($)	($)

Cash Compensation
Cash Severance	$0	$0	$0	$0	$0	$0	$1,356,203
Long-Term Incentives
Restricted Stock Units-Unvested Awards	$0	$0	$0	$6	$6	$6	$6
Performance Shares-Unvested Awards	$0	$0	$0	$3,167	$3,167	$4,000	$4,000
Retirement Benefits
SERP(1)	$0	$0	$0	$167,361	$257,445	$215,084	$1,016,805
Benefits
Continuation of Health & Welfare Benefits	$0	$0	$0	$0	$0	$0	$40,849
Perquisites and Tax Payments
Perquisites	$0	$0	$0	$0	$0	$0	$0
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$1,040,034

Total	$0	$0	$0	$170,534	$260,618	$219,090	$3,457,897

(1)	Amounts in addition to those that would be received in the event of voluntary termination of employment (absent a change of control).
Material Conditions to Receipt of Post-Employment Payments
The receipt of payments and benefits upon a Change in Control of the Company may be conditioned on Ms. Skotak’s compliance with a waiver and release covenant.
Mr Trenary’s Other Potential Post-Employment Payments
The Company does not have any agreement with Mr. Trenary that provide for payments at, following, or in connection with a Change in Control of the Company or with respect to voluntary or involuntary termination of employment.
Mr. Szczupak’s Other Potential Post-Employment Payments
The Company has entered into an agreement with Mr Szczupak that provide for payments for various types of terminations. We do not have any agreement with Mr. Szczupak that provides for payments at, following, or in connection with a Change in Control of the Company. The material terms and conditions relating to such payments and benefits are set forth below.
Payments Made Upon Involuntary Termination Without Cause or Termination by the Executive for Good Reason
If Mr. Szczupak’s employment was involuntarily terminated for reasons other than “Cause” or by the employee for “good reason” as of December 31, 2007, then the Company would have provided him with the following payments and benefits:
•	Base salary continuation for the remainder of the term of his employment contract, which is 24 months;

•	Continued participation in the annual bonus plan and KMIP over the next 24 months;

•	The second payment of Mr. Szczupak’s signing bonus ($100,000); and

•	Continuation in the Company’s Flexible Perks Program for the remainder of the term of his employment contract (24 months).
Material Defined Terms
The terms “Cause” and “Good Reason” and as used to describe benefits and payments due to Mr. Szczupak as described above are as follows:
•	“Cause” is defined as: (i) a material breach by Employee of his duties and responsibilities under the Employment Agreement or breach of any material term of the agreement; (ii) Employee engaging in conduct injurious to the business, reputation, character, or community standing of Company: (iii) Employee engaging in dishonest, fraudulent, or unethical conduct or other egregious conduct; (iv) Employee’s admission, confession, plea bargain to or conviction or any crime or offense involving misuse of Company money or property; (v) neglect of duties; (vi) failure to manage the business of the Company in good faith and in a professional manner; (vii) Employee acting outside of scope of his duties; (viii) violation of any statutory or common law duty to Company.

•	“Good reason” is defined as the: (i) demotion of Employee, without consent, by Company including material reduction or demotion of job title, responsibilities, authorities, powers, duties, salary, benefits, or a change of job position to which Employee reports; or (ii) material breach of the Employment Agreement by the Company.

Approximation of Other Potential Post-Employment Payments
The following table illustrates the potential payments and benefits that would have been received by Mr. Szczupak upon a termination of employment or a Change in Control of Company occurring as of December 31, 2007. Such payments as of that date would have been subject to Bankruptcy Court approval.
Other Potential Post-Employment Payments for Mr. Szczupak

						Change in Control
							Involuntary
	Involuntary						Termination Without
	Termination Other						Cause or Voluntary
	Than for Cause or						Termination Under
	Voluntary					Change in Control	Certain
	For Good Reason	Resignation	Retirement	Death	Disability	Only	Circumstances
Type of Payments and Benefits	($)	($)	($)	($)	($)	($)	($)

Cash Compensation
Cash Severance	$1,800,000	$0	$0	$0	$0	$0	$1,800,000
Sign-on bonus (2nd payment)	$100,000	$0	$0	$0	$0	$0	$100,000
Perquisites and Tax Payments
Perquisites	$66,000	$0	$0	$0	$0	$0	$66,000
Excise Tax & Gross-Up	$0	$0	$0	$0	$0	$0	$0

Total	$1,966,000	$0	$0	$0	$0	$0	$1,966,000

Material Conditions to Receipt of Post-Employment Payments
Payments to Mr. Szczupak are conditioned on his execution of a general release of claims against the Company.
Methodologies and Assumptions Used for Calculating Other Potential Post-Employment Payments
The following assumptions and methodologies have been used to calculate the post-employment payments and benefits set forth in the preceding tables:
•	Stock Price: The price of a share of Company common stock on each triggering event was $0.02, the closing price on December 31, 2007.

•	Computation of Cash Severance: The cash severance amounts reported in the foregoing tables were computed as follows:
—	Mr. Denton: Two times his base salary of $800,000 for a qualifying termination unrelated to a Change in Control. Mr. Denton’s cash severance in the event of a qualifying termination related to a Change in Control is three times the sum of his base salary plus the Average Annual Incentive Compensation of $553,596 (average of 2006 actual KMIP of $307,192 and current target bonus of $800,000) and the Special Prior Year MICP Payment of $0.

—	Ms. Skotak: Three times the sum of her base salary of $325,000, plus the Average Annual Incentive Compensation of $127,068 (average of 2006 actual KMIP of $59,135 and current target bonus of $195,000), and the Special Prior Year MICP Payment of $0 for a qualifying termination related to a Change in Control.

—	Mr. Szczupak: Continuation of his base salary of $500,000, and target annual bonus (80% of salary) until the end of the term of his employment contract (December 31, 2009).
•	Computation of SERP Values: The SERP amounts reported in the foregoing tables were computed as follows:
—	SERP Value Upon Disability: A participant who is eligible for a disability retirement benefit is entitled to a monthly benefit equal to the normal retirement benefit reduced by 5/12 of 1% of each month by which the participant’s benefit commencement date precedes his or her attainment of age 62 and reduced further by payments made to the participant under any long-term disability (LTD) plan or policy maintained by the Company. Further, the benefit is calculated assuming that the participant earns future compensation at the same rate as in effect immediately before the Disability occurred; imputed future compensation for this purpose was assumed to be 2007 base compensation plus KMIP. It was further assumed that participants would defer receipt of their SERP benefit until age 65 because doing so would maximize the combined value of Dura’s LTD plan and the SERP. Even though Mr. Denton is vested in his SERP benefit, he would receive value in addition to that to which he is currently entitled for voluntary termination of employment (absent a change in control) because of the imputation of future pay at his 2007 rate (base compensation plus KMIP). In addition to the imputed pay, Ms. Skotak would become vested in her SERP benefit at disability; her table above shows the value as of December 31, 2007 of her benefit payable beginning at age 65 calculated using the imputed future pay (and current service). Because Ms. Skotak is not yet vested in her SERP benefit, the entire value of the SERP disability benefit is incremental to what she would otherwise receive for voluntary termination of employment (absent a change in control).

—	SERP Value Upon Death: If a participant dies during the period of active employment, even if the participant is not vested, his or her surviving spouse is entitled to a monthly life annuity beginning at the date of death. The amount of the annuity is 50% of the benefit that would have been payable to the participant at the later of death or when the participant would have first become eligible for early retirement had he or she survived, but the benefit is calculated based on actual service and pay history at the date of death. The value shown in Ms. Skotak’s table was based on a lifetime annuity payable to Ms. Skotak’s spouse beginning at December 31, 2007 equal to 50% of the benefit that Ms. Skotak would have been eligible to receive had she survived until age 55, except the benefit is based on Ms. Skotak’s pay and service history at December 31, 2007. Because Ms. Skotak was not yet vested in her SERP benefit at December 31, 2007, the entire value of the death benefit would be incremental to the value of her benefit if she voluntarily terminated employment at that time (absent a change in control). Mr. Denton’s table does not have a value because he is already vested in his SERP benefit, and thus receives no additional value upon death (versus voluntary termination of employment absent a change in control).

—	SERP Value Upon Involuntary Termination Without Cause if Eligible for Early Retirement: The monthly benefit of a participant who is involuntarily terminated without cause while eligible for a SERP early retirement benefit is equal to the normal retirement benefit reduced by 5/12 of 1% for each month by which the participant’s benefit commencement date precedes his or her attainment of age 62. Because Ms. Skotak is not eligible for early retirement at December 31, 2008, she is not entitled to any additional SERP benefits upon involuntary termination without cause. The value shown for Mr. Denton represents the incremental value of the better early retirement factors to which he would be entitled versus what he would be entitled to for voluntary termination of employment (absent a change in control).

—	SERP Value Upon Change in Control: A participant who is actively employed on the date of a Change in Control will be 100% vested in his or her accrued benefit under the SERP. The monthly benefit payable to a participant is equal to the normal retirement benefit reduced by 5/12 of 1% for each month by which the participant’s benefit commencement date precedes his or her attainment of age 62. The value shown for Ms. Skotak is that of a benefit commencing at December 31, 2007 calculated based on pay and service history as of that date but reduced for early retirement from age 62; because she is not currently vested, the entire value of this benefit is incremental to the value she would otherwise receive for voluntary termination of employment. The value shown for Mr. Denton represents the incremental value of the better early retirement factors to which he would be entitled versus what he would otherwise be eligible to receive for voluntary termination of employment. In each case, however, see the discussion above concerning caps imposed upon aggregate change in control related payments under the May 2008 amendments to each contract.

However, if the executive becomes entitled to a lump sum severance payment under his or her Change of Control Agreement because of involuntarily termination “Without Cause” or voluntarily termination under “Certain Circumstances,”, the executive will receive an enhanced SERP benefit as described above, basically an immediate SERP benefit calculated without any early retirement reduction, based on the current pay history and an additional 10 years of imputed service (which becomes 20 years for Mr. Denton after multiplying it by a factor of two as specified in his employment agreement). For Mr. Denton, the value in the above table represents the incremental value over the value of the early retirement benefit he would receive if he voluntarily terminated employment (absent a change in control). Because Ms. Skotak is not eligible for early retirement at December 31, 2007, her table shows the entire value of the benefit described.
•	Value of Restricted Stock Units Subject to Accelerated Vesting: The value of the accelerated restricted stock units, for each executive, is equal to the number of restricted stock units that are unvested and accelerated due to the triggering event multiplied by the closing price of the Company’s common stock as of December 31, 2007.

•	Value of Performance Shares Subject to Accelerated Vesting: The value of the accelerated performance shares, settled in common stock, for each executive, is equal to the number of performance shares that are unvested and accelerated due to the triggering event (assuming the performance goal is satisfied) multiplied by the closing price of the Company’s common stock as of December 31, 2007.

•	Value of Continuation of Health and Welfare Benefits: The amounts in the tables above were approximated as a multiple of (two or three times) 2007 COBRA rates net of 2007 employee contributions (annualized for participants who were not employed for all of 2007).

•	Value of Perquisites: The amount reported in the foregoing tables for perquisites was computed as follows:
—	Mr. Szczupak: His annual allowance ($33,000) until the end of the term of his employment contract (December 31, 2009).
•	Determination of Excise Tax and Tax Gross-Up Payments Made in Connection With a Qualifying Termination Following a Change in Control: The Company determined the amount of excise tax by calculating the product of the “Excess Parachute Payment” and 20%. The Internal Revenue Code (“Code”) Section 280G and the regulations thereunder govern the determination of Excess Parachute Payment calculations. Based on the amount of payments that could be made upon a qualifying termination in connection with a Change in Control, certain executives will incur excise tax liabilities. To the extent that Mr. Denton and Ms. Skotak are subject to an excise tax under Section 4999 of the Code, the Company would make a tax gross-up payment to the executive such that the executive will realize compensation, net of excise taxes, equal to the pre-excise tax severance amount determined by the Company. As described above, the determination of tax gross up payments were modified for Mr. Denton and Ms. Skotak in May 2008, but were not reflected in the Other Potential Post-Employment Payments.
Director Compensation
The Director Compensation Table contains compensation information for non-employee directors of Dura as of December 31, 2007. The table reflects the various components of director compensation, as well as the total compensation for each director.
2007 DIRECTOR COMPENSATION

				Non-Equity	Nonqualified
	Fees Earned or Paid			Incentive Plan	Deferred	All Other
	in Cash(1)	Stock Awards	Option Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Walter P. Czarnecki	$75,000	$0	$0	$0	$0	$0	$75,000
Jack K. Edwards(2)	$75,000	$0	$0	$0	$0	$0	$75,000
James O. Futterknecht, Jr.	$75,000	$0	$0	$0	$0	$0	$75,000
Yousif B. Ghafari(3)	$75,000	$0	$0	$0	$0	$0	$75,000
J. Richard Jones(2)	$75,000	$0	$0	$0	$0	$0	$75,000
Nick G. Preda	$75,000	$0	$0	$0	$0	$0	$75,000
Ralph R. Whitney, Jr.(2)	$75,000	$0	$0	$0	$0	$0	$75,000

(1)	This column reports the amount of cash compensation earned by outside board members in 2007. Mr. Denton does not receive any additional compensation for serving as member of the Board of Directors.

(2)	The following directors have options to acquire Dura Class A Common stock: Mr. Edwards — 3,000 shares; Mr. Jones — 50,000 shares; and Mr. Whitney — 800 shares.

(3)	Mr. Ghafari resigned from the Board on May 6, 2008.
     For service in 2007, directors who are not employees of Dura or any of its affiliates (“Outside Directors”) each received an annual retainer of $75,000. Dura also maintains a deferral program for its Directors. All or a portion of the retainer, but not less than 25%, may be deferred and credited to an account maintained for the Outside Director under the Dura Automotive Systems, Inc. Director

Deferred Stock Purchase Plan. Dura will credit to the Outside Director’s account an additional amount equal to one-third of the amount deferred. Deferred amounts are payable only in shares of the Company’s Class A Common Stock. Amounts contributed by Dura become vested on the first day of the third plan year following the date such amounts are credited to the director’s account. Payment is made in a lump sum or in installment payments, in the form of a stock certificate, commencing in January of the year specified by the director in his deferral election. In 2007, no deferrals were made into this program. Outside Directors were not paid for attendance at board or committee meetings, but were reimbursed for out-of-pocket expenses incurred to attend such meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Unless otherwise noted, the following table sets forth certain information regarding the beneficial ownership of the Class A Stock as of December 31, 2007 by (i) the beneficial owners of more than 5% of each class of Class A Stock of Dura, (ii) each director, director nominee and named executive officer of Dura and (iii) all directors and executive officers of Dura as a group. To the knowledge of Dura, each of such stockholders has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the Common Stock listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act. Unless otherwise indicated in the footnotes, each person’s address is care of Dura, 2791 Research Drive, Rochester Hills, Michigan 48309.

	Beneficial Ownership
	Class A Stock
Directors, Nominees, Officers	Number of	Percent
and 5% Stockholders	Shares	of Class
Lawrence A. Denton (1)	702,285	3.3%
John J. Knappenberger (1)	385,075	1.8%
Milton D. Kniss (1)	397,150	1.9%
Theresa L. Skotak	220,750	1.0%
J. Richard Jones (1)	51,481	*
Walter P. Czarnecki	38,354	*
Jack K. Edwards (1)	40,488	*
James O. Futterknecht, Jr.	31,279	*
Yousif B. Ghafari	38,639	*
Nick G. Preda	66,709	*
Ralph R. Whitney, Jr. (1)	90,766	*
Dimensional Fund Advisors (2)	1,392,971	6.6%
All Directors and Officers as a group (14 persons)	2,565,267	12.2%
* Less than one percent

(1)	Includes shares as to which the officer or director has the right to acquire within 60 days through the exercise of stock options, as follows: Mr. Denton — 680,000 shares; Mr. Knappenberger — 341,250 shares; Mr. Kniss — 382,500 shares; Mr. Edwards — 3,000 shares; Mr. Jones — 50,000 shares; Mrs. Skotak — 132,750 shares; and Mr. Whitney —800 shares.

(2)	Dimensional Fund Advisors reported as of December 31, 2007, sole voting and dispositive power with respect to 1,392,971 shares of Class A Stock, representing 7.37% of the outstanding shares of Class A Stock at that time. The address for Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
     In preparing this table, Dura has relied upon information supplied by certain beneficial owners and upon information contained in filings with the Securities and Exchange Commission.
Item 13. Certain Relationships and Related Transactions
     In connection with Dura’s acquisition of Trident Automotive plc in April 1998, Dura entered into a consulting agreement with Mr. J. Richard Jones on April 8, 1998. Mr. Jones was subsequently appointed to the Board of Directors of Dura in May 1998 and served as a director through our emergence date from chapter 11. Upon the execution of the consulting agreement, Mr. Jones received a cash payment of $2.0 million in connection with the termination of Mr. Jones’ prior employment agreement with Trident, and as consideration for entering into a noncompete with Dura, Mr. Jones also received options to purchase 50,000 shares of Class A Stock at an exercise price of $38.63 per share. The consulting agreement, as amended, has a term ending on May 5, 2007, and provides that Mr. Jones is entitled to consulting payments of $300,000 per annum for the first four years of the agreement and $60,000 per annum thereafter. In addition, Mr. Jones was entitled to certain other benefits under the agreement through the first five years of the agreement, including heath care coverage, automobile and country club allowances, life insurance coverage and a lifetime annuity contract purchased by Dura. Mr. Jones received payments and other benefits under the consulting agreement approximating $120,739 in 2007 and $51,309 in 2006. Dura also reimburses Mr. Jones for his expenses incurred from time to time in providing consulting services to Dura.
     In November 2001, we entered into a definitive agreement to divest our Plastic Products business for total proceeds of $41.0 million. The transaction closed on January 28, 2002. Two members of our Board of Directors are members of management of an investor group, which is the general partner of the controlling shareholder of the acquiring company. We had a note receivable from the acquiring company for $6.0 million of the sales proceeds which we adjusted the sales proceeds to reflect the inability of the purchaser to financially meet its obligations under this note. In 2008, we received approximately $2.0 million in settlement on this note.
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
Audit and Other Fees
     The aggregate fees billed by Deloitte to the Company are as follows (in thousands):

	Year Ended December 31,
	2007	2006
Audit Fees (1)	$8,600	$5,587
Audit-Related Fees (2)	45	41
Tax Fees (3)	3,250	955
All Other Fees	—	—

	$11,895	$6,583

(1)	Fees for audit services billed in 2007 and 2006 consisted of (i) audit of the Company’s annual financial statements; (ii) reviews of the Company’s quarterly financial statements; (iii) comfort letters, statutory audits, consents and other services related to SEC matters; and (iv) consultations on financial accounting and reporting matters arising during the course of the audit.

(2)	Fees for audit-related services billed in 2007 and 2006 were primarily for employee benefit plan audits.

(3)	Fees for tax services billed in 2007 and 2006 consisted of tax compliance and tax planning and advice. Tax compliance and planning services consisted of (i) tax return assistance; (ii) assistance with tax return filings in certain foreign jurisdictions; (iii) assistance with tax audits and appeals; (iv) preparation of expatriate tax returns; (v) tax advice related to structuring certain proposed transactions; (vi) tax services with regards to research and development; and (vii) general tax planning matters.
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
     Company financial personnel will update the Audit Committee on a regular basis with respect to previously approved tax projects and other non-audit services. The Chairman of the Audit Committee may approve (a) services for projects that have been pre-approved by the Audit Committee and for which the fees are proposed or expected to be greater than $500,000 and (b) services for projects which have not been pre-approved and for which the proposed fees are greater than $100,000. The Audit Committee has authorized Company financial personnel to proceed with non-audit services for projects that have not been pre-approved, but which will not involve fees greater than $100,000 in the aggregate, and then make full reports concerning such projects to the Audit Committee at its next meeting. All of the 2007 and 2006 audit and non-audit services were approved in accordance with the Company’s pre-approval policies.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) Documents Filed as Part of this Report on Form 10-K
          (1) Financial Statements:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders’ Investment (Deficit) for the Years Ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements
          (2) Financial Statement Schedules:
•	Financial Statement Schedule II—Valuation and Qualifying Accounts

     (b) Exhibits
          The exhibits listed below are filed as a part of this Annual Report on Form 10-K.

Exhibit
Number	Description
2.1	The Debtors’ Revised Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (With Further Technical Amendments), as amended, modified and supplemented, incorporated by reference to Exhibit 2.1 of Form 8-K filed with the SEC by Old Dura on May 19, 2008.

2.2	Final Plan Supplement in support of the Revised Plan of Reorganization, dated June 26, 2008, incorporated by reference to Exhibit 2.2 of Form 8-K, filed with the SEC on June 27, 2008.

3.1	Restated Certificate of Incorporation of Dura Automotive Systems, Inc., incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-4 (Registration No. 333-81213) (the “S-4”).

3.2	Amended and Restated By-laws of Dura Automotive Systems, Inc., incorporated by reference to exhibit 3.2 of the Registration Statement on Form S-1 (Registration No. 333-06601) (the “S-1”).

3.3	Certificate of Incorporation of New Dura, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the SEC on June 27, 2008.

3.4	First Amendment to the Certificate of Incorporation of New Dura, Inc., incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on June 27, 2008.

3.5	Certificate of Designations of the Series A Redeemable Voting Mandatorily Convertible Preferred Stock of New Dura, Inc., incorporated by reference to Exhibit 3.3 of Form 8-K, filed with the SEC on June 27, 2008.

3.6	Second Amendment to the Certificate of Incorporation of New Dura, Inc., incorporated by reference to Exhibit 3.4 of Form 8-K, filed with the SEC on June 27, 2008.

3.7	Bylaws of Dura Automotive Systems, Inc. (formerly known as New Dura, Inc.), incorporated by reference to Exhibit 3.5 of Form 8-K, filed with the SEC on June 27, 2008.

4.1	Registration Agreement, dated as of August 31, 1994, among Dura, Alkin and the MC Stockholders (as defined therein), incorporated by reference to Exhibit 4.3 of the S-1.

4.2	Form of certificate representing Class A common stock of Dura, incorporated by reference to Exhibit 4.6 of the S-1.

4.3	Indenture, dated April 22, 1999, between Dura Operating Corp., Dura Automotive. Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in U.S. dollars, incorporated by reference to Exhibit 4.7 of the S-4.

4.4	Indenture, dated April 22, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in Euros, incorporated by reference to Exhibit 4.8 of the S-4.

Exhibit
Number	Description
4.5	Certificate of Trust of Dura Automotive Systems Capital Trust, incorporated by reference to Exhibit 4.8 of the Registrant’s Form S-3, Registration No. 333-47273 filed under the Securities Act of 1933 (the “Form S-3”).

4.6	Form of Amended and Restated Trust Agreement of Dura Automotive Systems Capital Trust among Dura Automotive Systems, Inc., as Sponsor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee and the Administrative Trustees named therein, incorporated by reference to Exhibit 4.9 of the Form S-3.

4.7	Form of Junior Convertible Subordinated Indenture between Dura Automotive Systems, Inc. and The First National Bank of Chicago, as Indenture Trustee, incorporated by reference to Exhibit 4.10 of the Form S-3.

4.8	Form of Preferred Security, incorporated by reference to Exhibit 4.11 of the Form S-3.

4.9	Form of Debenture, incorporated by reference to Exhibit 4.12 of the Form S-3.

4.10	Form of Guarantee Agreement between Dura Automotive Systems, Inc., as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee with respect to the Preferred Securities of Dura Automotive Systems Capital Trust, incorporated by reference to Exhibit 4.13 of the Form S-3.

4.11	Indenture, dated June 22, 2001, between Dura Operating Corp., Dura Automotive Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee, relating to the Series C and Series D, 9% senior subordinated notes denominated in U.S. Dollars, incorporated by reference to Exhibit 4.7 of the S-4.

4.12	Supplemental Indenture, dated July 29, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in U.S. dollars, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

4.13	Supplemental Indenture, dated July 29, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in Euros, incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

4.14	Second Supplemental Indenture, dated June 1, 2001 between Dura Operating Corp., Dura Automotive Systems, Inc., the guaranteeing subsidiary named therein, the original guarantors named therein and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 (Registration No. 333-65470).

4.15	Supplemental Indenture, dated as of February 21, 2002, by and among Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and U.S. Bank Trust National Association, as trustee under the indentures relating to the 9% senior subordinated notes, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

4.16	Indenture, dated April 18, 2002, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors named therein and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012, incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-4 (Registration No. 333-88800).

4.17	Supplemental Indenture, dated as of October 22, 2003, among Creation Group Holdings, Inc., Creation Group, Inc., Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company, Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012. Incorporated by reference to Exhibit 4.21 to Form 10-K for the year ended December 31, 2003.

Exhibit
Number	Description
4.18	Supplemental Indenture, dated as of October 22, 2003 among Creation Group Holdings, Inc., Creation Group, Inc., Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company, Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes. Incorporated by reference to Exhibit 4.22 to Form 10-K for the year ended December 31, 2003.

4.19	Form of Stock Certificate of Common Stock of Dura Automotive Systems, Inc., incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on June 27, 2008.

4.20	Form of Stock Certificate of Preferred Stock of Dura Automotive Systems, Inc., incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on June 27, 2008.

4.21	Registration Rights Agreement, dated as of June 27, 2008, by and between Dura Automotive Systems, Inc. and each of the New Preferred Stockholders listed therein, incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the SEC on June 27, 2008.

10.1	$115,000,000 Senior Secured Super-priority Debtor In Possession Revolving Credit Facilities and Guaranty Agreement, dated as of November 30, 2006, incorporated by reference to Exhibit 10.27 of Form 10-K, filed with the SEC on July 16, 2007.

10.2	Amendment No.1 and Waiver to the Debtor In Possession Revolving Credit Facilities and Guaranty Agreement dated May 1, 2007, incorporated by reference to Exhibit 10.28 of Form 10-K, filed with the SEC on July 16, 2007.

10.3	Amendment No.2 to the Debtor In Possession Revolving Credit and Guaranty Credit Agreement, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the SEC on July 6, 2007.

10.4	$185,000,000 Senior Secured Super-priority Debtor In Possession Term Loan and Guaranty Agreement, dated as of October 31, 2006, incorporated by reference to Exhibit 10.30 of Form 10-K, filed with the SEC on July 16, 2007.

10.5	Amendment to the Debtor In Possession Term Loan and Guaranty Agreement dated November 30, 2006, incorporated by reference to Exhibit 10.31 of Form 10-K, filed with the SEC on July 16, 2007.

10.6	Amendment No.2 and Waiver to Debtor In Possession Term Loan and Guaranty Agreement dated May 1, 2007, incorporated by reference to Exhibit 10.32 of Form 10-K, filed with the SEC on July 16, 2007.

10.7	Amendment No.3 to Debtor In Possession Term Loan and Guaranty Agreement, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 6, 2007.

10.8	AMENDMENT NO. 4 AND WAIVER, dated as of December 28, 2007, by and among DURA OPERATING CORP., a Delaware corporation, a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code (the “DOC”), DURA AUTOMOTIVE SYSTEMS, INC., a Delaware corporation, a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code (“Holdings”), certain SUBSIDIARIES OF HOLDINGS AND DOC, each a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code, as Guarantors, the lenders from time to time party to the Revolving DIP Credit Agreement, GOLDMAN SACHS CREDIT PARTNERS L.P., as Sole Book Runner, Joint Lead Arranger and Syndication Agent, GENERAL ELECTRIC CAPITAL CORPORATION, as Administrative Agent and as Collateral Agent, and BARCLAYS CAPITAL, the investment banking division of Barclays Bank PLC, as Joint Lead Arranger and Documentation Agent, and BANK OF AMERICA, N.A., as Issuing Bank. The Amendment is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on January 9, 2008.

10.9	AMENDMENT NO. 5 AND WAIVER, dated as of December 28, 2007, by and among DOC, Holdings, certain SUBSIDIARIES OF HOLDINGS AND DOC, each a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code, as Guarantors, the lenders from time to time party to the Term Loan DIP Credit Agreement, GOLDMAN SACHS CREDIT PARTNERS L.P., as Administrative Agent, as Collateral Agent and as Sole Book Runner, Joint Lead Arranger and Syndication Agent and BANK OF AMERICA, N.A., as Issuing Bank and Credit-Linked Deposit Bank. The Amendment is incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the SEC on January 9, 2008.

Exhibit
Number	Description
10.10	SENIOR SECURED SUPER-PRIORITY DEBTOR IN POSSESSION TERM LOAN AND GUARANTY AGREEMENT, dated as of January 30, 2008, by and among DOC, the Company, certain subsidiaries of the Company and DOC, as Guarantors, the Lenders party thereto from time to time, Ableco Finance LLC, as Administrative Agent, as Collateral Agent, as Sole Book Runner, Lead Arranger, Syndication Agent and Documentation Agent and Bank of America, N.A. as Issuing Bank. The Agreement is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on February 5, 2008.

10.11	AMENDMENT NO. 5 TO REVOLVING DIP CREDIT AGREEMENT, dated as of January 30, 2008, by and among by and among DOC, as Borrower, the Company, certain domestic subsidiaries of the Company and DOC, as Guarantors, the Lenders from time to time a party thereto General Electric Capital Corporation, as Administrative Agent, Barclays Capital, the investment banking division of Barclays Bank PLC, as Joint Lead Arranger and Documentation Agent, and Bank of America, N.A., as Issuing Bank. The Amendment is incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the SEC on February 5, 2008.

10.12	THIRD AMENDMENT TO SENIOR SECURED SUPER-PRIORITY DEBTOR IN POSSESSION TERM LOAN. The Amendment is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on June 26, 2008.

10.13	AMENDMENT TO REVOLVING DIP CREDIT AGREEMENT. The Amendment is incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the SEC on June 26, 2008.

10.14	Summary of Principal Terms of Proposed Chapter 11 Restructuring (the “Plan Term Sheet”), incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 18, 2007.

10.15	Term Sheet For Common Stock Rights Offering, incorporated by reference to Exhibit 99.3 of Form 8-K, filed with the SEC on July 18, 2007.

10.16	Backstop Rights Purchase Agreement by and among Dura Automotive Systems, Inc. and Pacificor, LLC dated August 2, 2007, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on August 8, 2007.

10.17*	Offer of Employment Letter between the Company and C. Timothy Trenary, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on September 10, 2007.

10.18	Asset Purchase Agreement, dated as of July 3, 2007, by and between Atwood Acquisition Co. LLC as Purchaser and Atwood Mobile Products, Inc. as Seller, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 10, 2007.

10.19*	Separation Agreement, dated as of November 1, 2007, by and between the Company and John J. Knappenberger, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the SEC on November 13, 2007.

10.20	Asset Purchase Agreement, dated as of June 27, 2008, by and between New Dura Opco, Inc. and Old Dura, Inc. (f/k/a Dura Automotive Systems, Inc.), incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on June 27, 2008.

10.21	Senior Secured Revolving Credit and Guaranty Agreement, dated as of June 27, 2008, among Dura Operating Corp. as Borrower, Dura Automotive Systems, Inc. as Parent, Certain Subsidiaries of Dura Automotive Systems, Inc. and Dura Operating Corp. as Guarantors, Various Lenders, and General Electric Capital Corporation as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the SEC on June 27, 2008.

10.22	Senior Secured Second Lien Credit and Guaranty Agreement, dated as of June 27, 2008, among Dura Operating Corp. as Borrower, Dura Automotive Systems, Inc. as Parent, Certain Subsidiaries of Dura Automotive Systems, Inc. and Dura Operating Corp. as Guarantors, Various Lenders, and Wilmington Trust Company as Administrative Agent and as Collateral Agent, incorporated by reference to Exhibit 10.4 of Form 8-K, filed with the SEC on June 27, 2008.

10.23	Credit Agreement dated as of June 27, 2008, among Dura Automotive Grundstueckverwaltungs GmbH, Dura Automotive Body & Glass Systems GmbH, Dura Automotive Plettenberg Leisten & Blenden GmbH, Dura Automotive Selbecke Leisten & Blenden GmbH, Dura Automotive Holding GmbH & Co. KG, Dura Automotive Systems Einbeck GmbH, Dura Automotive Systems GmbH, and Dura Automotive Systems Rotenburg GmbH as German Borrowers, Dura Automotive Systems CZ. S.R.O. as the Czech Borrower, Dura European Holding LLC & Co., KG and Dura Holding Germany GmbH as Guarantors, the Subsidiary Guarantors Party Hereto from Time to Time, the Lenders Party Hereto, and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.5 of Form 8-K, filed with the SEC on June 27, 2008.

Exhibit
Number	Description
10.24*	Amendment No. 1 to Change in Control Agreement, dated May 8, 2008, among Theresa Skotak, Dura Automotive Systems, Inc. and Dura Operating Corp., incorporated by reference to Exhibit 10.6 of Form 8-K, filed with the SEC on June 27, 2008.

10.25	Intercreditor Agreement dated June 27, 2008 among Dura Operating Corp, Dura Automotive Systems, Inc., Certain Subsidiaries of Dura Automotive Systems, Inc. and Dura Operating Corp. as Guarantors, Wilmington Trust Company as Administrative Agent under the Senior Secured Second Lien Credit and Guaranty Agreement and General Electric Capital Corporation as Administrative Agent under the Senior Secured Revolving Credit and Guaranty Agreement, incorporated by reference to Exhibit 10.7 of Form 8-K, filed with the SEC on June 27, 2008.

10.26	Revolving Credit Agreement Pledge and Security Agreement, dated June 27, 2008, by and among each of the grantors party thereto and General Electric Capital Corporation, as collateral agent, incorporated by reference to Exhibit 10.8 of Form 8-K, filed with the SEC on June 27, 2008.

10.27	Second Lien Pledge and Security Agreement, dated June 27, 2008, by and among each of the grantors party thereto and Wilmington Trust Company, as collateral agent, incorporated by reference to Exhibit 10.9 of Form 8-K, filed with the SEC on June 27, 2008.

10.28*	Dura Automotive Systems, Inc. 2003 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2003, filed with the SEC on March 11, 2004).

10.29*	Amendment to Dura Automotive Systems, Inc. 2003 Supplemental Executive Retirement Plan, dated May 8, 2008, incorporated by reference to Exhibit 10.11 of Form 8-K, filed with the SEC on June 27, 2008.

10.30*	Employment Letter, dated December 23, 2002, relating to the offer of employment for Mr. Lawrence Denton (incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003, filed with the SEC on March 11, 2004).

10.31*	Amendment No. 1 to Employment Letter, dated May 8, 2008, between Lawrence Denton and Dura Automotive Systems, Inc., incorporated by reference to Exhibit 10.13 of Form 8-K, filed with the SEC on June 27, 2008.

10.32*	Form of Change of Control Agreement dated as of June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 6, 2004).

10.33*	Amendment No. 1 to Change in Control Agreement, dated May 8, 2008, among Lawrence Denton, Dura Automotive Systems, Inc. and Dura Operating Corp., incorporated by reference to Exhibit 10.15 of Form 8-K, filed with the SEC on June 27, 2008.

10.34*	Separation Agreement dated August 6, 2008 between Dura Automotive Systems, Inc. and Lawrence A. Denton, incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on August 8, 2008.

10.35*	Executive Employment Term Sheet Agreement dated August 29, 2008 between Dura Automotive Systems, Inc. and Timothy D. Leuliette, incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on August 29, 2008.

10.36*	Executive Employment Term Sheet Agreement dated August 29, 2008 between Dura Automotive Systems, Inc. and Theresa L. Skotak, incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the SEC on August 29, 2008.

Exhibit
Number	Description
21.1	List of Subsidiaries.

24.1	Power of Attorney (included in the Signature Page).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates compensatory arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURA AUTOMOTIVE SYSTEMS, INC.
By	/s/ Timothy D. Leuliette
Timothy D. Leuliette,
President and Chief Executive Officer

Date: October 31, 2008
Power of Attorney
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy D. Leuliette and Nick G. Preda, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities and Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy D. Leuliette Timothy D. Leuliette	President and Chief Executive Officer (Principal Executive Officer)	October 31, 2008

/s/ Nick G. Preda Nick G. Preda	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 31, 2008

/s/ Fred Bentley	Director	October 31, 2008

Fred Bentley

/s/ Steven J. Gilbert	Chairman of the Board of Directors	October 31, 2008
Steven J. Gilbert

/s/ Andrew (Andy) B. Mitchell	Director
Andrew (Andy) B. Mitchell		October 31, 2008

/s/ Peter F. Reilly	Director	October 31, 2008
Peter F. Reilly

/s/ Jeffery M. Stafeil	Director	October 31, 2008
Jeffery M. Stafeil

/s/ Robert S. Oswald	Director	October 31, 2008
Robert S. Oswald

DURA AUTOMOTIVE SYSTEMS, INC.
EXHIBIT INDEX TO ANNUAL REPORT
ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

Exhibit
Number	Description
2.1	The Debtors’ Revised Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (With Further Technical Amendments), as amended, modified and supplemented, incorporated by reference to Exhibit 2.1 of Form 8-K filed with the SEC by Old Dura on May 19, 2008.

2.2	Final Plan Supplement in support of the Revised Plan of Reorganization, dated June 26, 2008, incorporated by reference to Exhibit 2.2 of Form 8-K, filed with the SEC on June 27, 2008.

3.1	Restated Certificate of Incorporation of Dura Automotive Systems, Inc., incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-4 (Registration No. 333-81213) (the “S-4”).

3.2	Amended and Restated By-laws of Dura Automotive Systems, Inc., incorporated by reference to exhibit 3.2 of the Registration Statement on Form S-1 (Registration No. 333-06601) (the “S-1”).

3.3	Certificate of Incorporation of New Dura, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the SEC on June 27, 2008.

3.4	First Amendment to the Certificate of Incorporation of New Dura, Inc., incorporated by reference to Exhibit 3.2 of Form 8-K, filed with the SEC on June 27, 2008.

3.5	Certificate of Designations of the Series A Redeemable Voting Mandatorily Convertible Preferred Stock of New Dura, Inc., incorporated by reference to Exhibit 3.3 of Form 8-K, filed with the SEC on June 27, 2008.

3.6	Second Amendment to the Certificate of Incorporation of New Dura, Inc., incorporated by reference to Exhibit 3.4 of Form 8-K, filed with the SEC on June 27, 2008.

3.7	Bylaws of Dura Automotive Systems, Inc. (formerly known as New Dura, Inc.), incorporated by reference to Exhibit 3.5 of Form 8-K, filed with the SEC on June 27, 2008.

4.1	Registration Agreement, dated as of August 31, 1994, among Dura, Alkin and the MC Stockholders (as defined therein), incorporated by reference to Exhibit 4.3 of the S-1.

4.2	Form of certificate representing Class A common stock of Dura, incorporated by reference to Exhibit 4.6 of the S-1.

4.3	Indenture, dated April 22, 1999, between Dura Operating Corp., Dura Automotive. Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in U.S. dollars, incorporated by reference to Exhibit 4.7 of the S-4.

4.4	Indenture, dated April 22, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in Euros, incorporated by reference to Exhibit 4.8 of the S-4.

Exhibit
Number	Description
4.5	Certificate of Trust of Dura Automotive Systems Capital Trust, incorporated by reference to Exhibit 4.8 of the Registrant’s Form S-3, Registration No. 333-47273 filed under the Securities Act of 1933 (the “Form S-3”).

4.6	Form of Amended and Restated Trust Agreement of Dura Automotive Systems Capital Trust among Dura Automotive Systems, Inc., as Sponsor, The First National Bank of Chicago, as Property Trustee, First Chicago Delaware, Inc., as Delaware Trustee and the Administrative Trustees named therein, incorporated by reference to Exhibit 4.9 of the Form S-3.

4.7	Form of Junior Convertible Subordinated Indenture between Dura Automotive Systems, Inc. and The First National Bank of Chicago, as Indenture Trustee, incorporated by reference to Exhibit 4.10 of the Form S-3.

4.8	Form of Preferred Security, incorporated by reference to Exhibit 4.11 of the Form S-3.

4.9	Form of Debenture, incorporated by reference to Exhibit 4.12 of the Form S-3.

4.10	Form of Guarantee Agreement between Dura Automotive Systems, Inc., as Guarantor, and The First National Bank of Chicago, as Guarantee Trustee with respect to the Preferred Securities of Dura Automotive Systems Capital Trust, incorporated by reference to Exhibit 4.13 of the Form S-3.

4.11	Indenture, dated June 22, 2001, between Dura Operating Corp., Dura Automotive Systems, Inc., the Subsidiary Guarantors and U.S. Bank Trust National Association, as trustee, relating to the Series C and Series D, 9% senior subordinated notes denominated in U.S. Dollars, incorporated by reference to Exhibit 4.7 of the S-4.

4.12	Supplemental Indenture, dated July 29, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in U.S. dollars, incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

4.13	Supplemental Indenture, dated July 29, 1999, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes denominated in Euros, incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999.

4.14	Second Supplemental Indenture, dated June 1, 2001 between Dura Operating Corp., Dura Automotive Systems, Inc., the guaranteeing subsidiary named therein, the original guarantors named therein and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes, incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 (Registration No. 333-65470).

4.15	Supplemental Indenture, dated as of February 21, 2002, by and among Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and U.S. Bank Trust National Association, as trustee under the indentures relating to the 9% senior subordinated notes, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

4.16	Indenture, dated April 18, 2002, between Dura Operating Corp., Dura Automotive Systems, Inc., the subsidiary guarantors named therein and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012, incorporated by reference to Exhibit 4.6 of the Registration Statement on Form S-4 (Registration No. 333-88800).

4.17	Supplemental Indenture, dated as of October 22, 2003, among Creation Group Holdings, Inc., Creation Group, Inc., Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company, Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and BNY Midwest Trust Company, as trustee, relating to the 8 5/8% senior notes due 2012. Incorporated by reference to Exhibit 4.21 to Form 10-K for the year ended December 31, 2003.

Exhibit
Number	Description
4.18	Supplemental Indenture, dated as of October 22, 2003 among Creation Group Holdings, Inc., Creation Group, Inc., Dura G.P., Dura Operating Corp., Dura Automotive Systems, Inc., Dura Automotive Systems Cable Operations, Inc., Universal Tool & Stamping Company, Inc., Adwest Electronics, Inc., Dura Automotive Systems of Indiana, Inc., Atwood Automotive Inc., and Mark I Molded Plastics of Tennessee, Inc., Atwood Mobile Products, Inc., and U.S. Bank Trust National Association, as trustee, relating to the 9% senior subordinated notes. Incorporated by reference to Exhibit 4.22 to Form 10-K for the year ended December 31, 2003.

4.19	Form of Stock Certificate of Common Stock of Dura Automotive Systems, Inc., incorporated by reference to Exhibit 4.1 of Form 8-K, filed with the SEC on June 27, 2008.

4.20	Form of Stock Certificate of Preferred Stock of Dura Automotive Systems, Inc., incorporated by reference to Exhibit 4.2 of Form 8-K, filed with the SEC on June 27, 2008.

4.21	Registration Rights Agreement, dated as of June 27, 2008, by and between Dura Automotive Systems, Inc. and each of the New Preferred Stockholders listed therein, incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the SEC on June 27, 2008.

10.1	$115,000,000 Senior Secured Super-priority Debtor In Possession Revolving Credit Facilities and Guaranty Agreement, dated as of November 30, 2006, incorporated by reference to Exhibit 10.27 of Form 10-K, filed with the SEC on July 16, 2007.

10.2	Amendment No.1 and Waiver to the Debtor In Possession Revolving Credit Facilities and Guaranty Agreement dated May 1, 2007, incorporated by reference to Exhibit 10.28 of Form 10-K, filed with the SEC on July 16, 2007.

10.3	Amendment No.2 to the Debtor In Possession Revolving Credit and Guaranty Credit Agreement, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the SEC on July 6, 2007.

10.4	$185,000,000 Senior Secured Super-priority Debtor In Possession Term Loan and Guaranty Agreement, dated as of October 31, 2006, incorporated by reference to Exhibit 10.30 of Form 10-K, filed with the SEC on July 16, 2007.

10.5	Amendment to the Debtor In Possession Term Loan and Guaranty Agreement dated November 30, 2006, incorporated by reference to Exhibit 10.31 of Form 10-K, filed with the SEC on July 16, 2007.

10.6	Amendment No.2 and Waiver to Debtor In Possession Term Loan and Guaranty Agreement dated May 1, 2007, incorporated by reference to Exhibit 10.32 of Form 10-K, filed with the SEC on July 16, 2007.

10.7	Amendment No.3 to Debtor In Possession Term Loan and Guaranty Agreement, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 6, 2007.

10.8	AMENDMENT NO. 4 AND WAIVER, dated as of December 28, 2007, by and among DURA OPERATING CORP., a Delaware corporation, a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code (the “DOC”), DURA AUTOMOTIVE SYSTEMS, INC., a Delaware corporation, a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code (“Holdings”), certain SUBSIDIARIES OF HOLDINGS AND DOC, each a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code, as Guarantors, the lenders from time to time party to the Revolving DIP Credit Agreement, GOLDMAN SACHS CREDIT PARTNERS L.P., as Sole Book Runner, Joint Lead Arranger and Syndication Agent, GENERAL ELECTRIC CAPITAL CORPORATION, as Administrative Agent and as Collateral Agent, and BARCLAYS CAPITAL, the investment banking division of Barclays Bank PLC, as Joint Lead Arranger and Documentation Agent, and BANK OF AMERICA, N.A., as Issuing Bank. The Amendment is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on January 9, 2008.

10.9	AMENDMENT NO. 5 AND WAIVER, dated as of December 28, 2007, by and among DOC, Holdings, certain SUBSIDIARIES OF HOLDINGS AND DOC, each a debtor and debtor in possession under Chapter 11 of the Bankruptcy Code, as Guarantors, the lenders from time to time party to the Term Loan DIP Credit Agreement, GOLDMAN SACHS CREDIT PARTNERS L.P., as Administrative Agent, as Collateral Agent and as Sole Book Runner, Joint Lead Arranger and Syndication Agent and BANK OF AMERICA, N.A., as Issuing Bank and Credit-Linked Deposit Bank. The Amendment is incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the SEC on January 9, 2008.

Exhibit
Number	Description
10.10	SENIOR SECURED SUPER-PRIORITY DEBTOR IN POSSESSION TERM LOAN AND GUARANTY AGREEMENT, dated as of January 30, 2008, by and among DOC, the Company, certain subsidiaries of the Company and DOC, as Guarantors, the Lenders party thereto from time to time, Ableco Finance LLC, as Administrative Agent, as Collateral Agent, as Sole Book Runner, Lead Arranger, Syndication Agent and Documentation Agent and Bank of America, N.A. as Issuing Bank. The Agreement is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on February 5, 2008.

10.11	AMENDMENT NO. 5 TO REVOLVING DIP CREDIT AGREEMENT, dated as of January 30, 2008, by and among by and among DOC, as Borrower, the Company, certain domestic subsidiaries of the Company and DOC, as Guarantors, the Lenders from time to time a party thereto General Electric Capital Corporation, as Administrative Agent, Barclays Capital, the investment banking division of Barclays Bank PLC, as Joint Lead Arranger and Documentation Agent, and Bank of America, N.A., as Issuing Bank. The Amendment is incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the SEC on February 5, 2008.

10.12	THIRD AMENDMENT TO SENIOR SECURED SUPER-PRIORITY DEBTOR IN POSSESSION TERM LOAN. The Amendment is incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on June 26, 2008.

10.13	AMENDMENT TO REVOLVING DIP CREDIT AGREEMENT. The Amendment is incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the SEC on June 26, 2008.

10.14	Summary of Principal Terms of Proposed Chapter 11 Restructuring (the “Plan Term Sheet”), incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 18, 2007.

10.15	Term Sheet For Common Stock Rights Offering, incorporated by reference to Exhibit 99.3 of Form 8-K, filed with the SEC on July 18, 2007.

10.16	Backstop Rights Purchase Agreement by and among Dura Automotive Systems, Inc. and Pacificor, LLC dated August 2, 2007, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on August 8, 2007.

10.17*	Offer of Employment Letter between the Company and C. Timothy Trenary, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on September 10, 2007.

10.18	Asset Purchase Agreement, dated as of July 3, 2007, by and between Atwood Acquisition Co. LLC as Purchaser and Atwood Mobile Products, Inc. as Seller, incorporated by reference to Exhibit 99.2 of Form 8-K, filed with the SEC on July 10, 2007.

10.19*	Separation Agreement, dated as of November 1, 2007, by and between the Company and John J. Knappenberger, incorporated by reference to Exhibit 99.1 of Form 8-K, filed with the SEC on November 13, 2007.

10.20	Asset Purchase Agreement, dated as of June 27, 2008, by and between New Dura Opco, Inc. and Old Dura, Inc. (f/k/a Dura Automotive Systems, Inc.), incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on June 27, 2008.

10.21	Senior Secured Revolving Credit and Guaranty Agreement, dated as of June 27, 2008, among Dura Operating Corp. as Borrower, Dura Automotive Systems, Inc. as Parent, Certain Subsidiaries of Dura Automotive Systems, Inc. and Dura Operating Corp. as Guarantors, Various Lenders, and General Electric Capital Corporation as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.3 of Form 8-K, filed with the SEC on June 27, 2008.

10.22	Senior Secured Second Lien Credit and Guaranty Agreement, dated as of June 27, 2008, among Dura Operating Corp. as Borrower, Dura Automotive Systems, Inc. as Parent, Certain Subsidiaries of Dura Automotive Systems, Inc. and Dura Operating Corp. as Guarantors, Various Lenders, and Wilmington Trust Company as Administrative Agent and as Collateral Agent, incorporated by reference to Exhibit 10.4 of Form 8-K, filed with the SEC on June 27, 2008.

10.23	Credit Agreement dated as of June 27, 2008, among Dura Automotive Grundstueckverwaltungs GmbH, Dura Automotive Body & Glass Systems GmbH, Dura Automotive Plettenberg Leisten & Blenden GmbH, Dura Automotive Selbecke Leisten & Blenden GmbH, Dura Automotive Holding GmbH & Co. KG, Dura Automotive Systems Einbeck GmbH, Dura Automotive Systems GmbH, and Dura Automotive Systems Rotenburg GmbH as German Borrowers, Dura Automotive Systems CZ. S.R.O. as the Czech Borrower, Dura European Holding LLC & Co., KG and Dura Holding Germany GmbH as Guarantors, the Subsidiary Guarantors Party Hereto from Time to Time, the Lenders Party Hereto, and Deutsche Bank Trust Company Americas as Administrative Agent and Collateral Agent, incorporated by reference to Exhibit 10.5 of Form 8-K, filed with the SEC on June 27, 2008.

Exhibit
Number	Description
10.24*	Amendment No. 1 to Change in Control Agreement, dated May 8, 2008, among Theresa Skotak, Dura Automotive Systems, Inc. and Dura Operating Corp., incorporated by reference to Exhibit 10.6 of Form 8-K, filed with the SEC on June 27, 2008.

10.25	Intercreditor Agreement dated June 27, 2008 among Dura Operating Corp, Dura Automotive Systems, Inc., Certain Subsidiaries of Dura Automotive Systems, Inc. and Dura Operating Corp. as Guarantors, Wilmington Trust Company as Administrative Agent under the Senior Secured Second Lien Credit and Guaranty Agreement and General Electric Capital Corporation as Administrative Agent under the Senior Secured Revolving Credit and Guaranty Agreement, incorporated by reference to Exhibit 10.7 of Form 8-K, filed with the SEC on June 27, 2008.

10.26	Revolving Credit Agreement Pledge and Security Agreement, dated June 27, 2008, by and among each of the grantors party thereto and General Electric Capital Corporation, as collateral agent, incorporated by reference to Exhibit 10.8 of Form 8-K, filed with the SEC on June 27, 2008.

10.27	Second Lien Pledge and Security Agreement, dated June 27, 2008, by and among each of the grantors party thereto and Wilmington Trust Company, as collateral agent, incorporated by reference to Exhibit 10.9 of Form 8-K, filed with the SEC on June 27, 2008.

10.28*	Dura Automotive Systems, Inc. 2003 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 2003, filed with the SEC on March 11, 2004).

10.29*	Amendment to Dura Automotive Systems, Inc. 2003 Supplemental Executive Retirement Plan, dated May 8, 2008, incorporated by reference to Exhibit 10.11 of Form 8-K, filed with the SEC on June 27, 2008.

10.30*	Employment Letter, dated December 23, 2002, relating to the offer of employment for Mr. Lawrence Denton (incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 2003, filed with the SEC on March 11, 2004).

10.31*	Amendment No. 1 to Employment Letter, dated May 8, 2008, between Lawrence Denton and Dura Automotive Systems, Inc., incorporated by reference to Exhibit 10.13 of Form 8-K, filed with the SEC on June 27, 2008.

10.32*	Form of Change of Control Agreement dated as of June 16, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004, filed with the SEC on August 6, 2004).

10.33*	Amendment No. 1 to Change in Control Agreement, dated May 8, 2008, among Lawrence Denton, Dura Automotive Systems, Inc. and Dura Operating Corp., incorporated by reference to Exhibit 10.15 of Form 8-K, filed with the SEC on June 27, 2008.

10.34*	Separation Agreement dated August 6, 2008 between Dura Automotive Systems, Inc. and Lawrence A. Denton, incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on August 8, 2008.

10.35*	Executive Employment Term Sheet Agreement dated August 29, 2008 between Dura Automotive Systems, Inc. and Timothy D. Leuliette, incorporated by reference to Exhibit 10.1 of Form 8-K, filed with the SEC on August 29, 2008.

10.36*	Executive Employment Term Sheet Agreement dated August 29, 2008 between Dura Automotive Systems, Inc. and Theresa L. Skotak, incorporated by reference to Exhibit 10.2 of Form 8-K, filed with the SEC on August 29, 2008.

21.1	List of Subsidiaries.

24.1	Power of Attorney (included in the Signature Page).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates compensatory arrangement.